Form 10-K/A
period 1992-12-31
SUN CO INC
filed 1994-01-14
CIK 95304

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-K/A

                    AMENDMENT TO APPLICATION OR REPORT
             Filed Pursuant to Section 12, 13, or 15(d) of the
                      SECURITIES EXCHANGE ACT OF 1934




                             SUN COMPANY, INC.
            --------------------------------------------------
            (Exact name of registrant as specified in charter)

                              AMENDMENT NO. 3

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as set forth in the pages attached hereto:

     Part I.  Items 1 and 2.  Business and Properties
     Part II. Item 7.         Management's Discussion and Analysis of
                              Financial Condition and Results of Operations
     Part II. Item 8.         Financial Statements and Supplementary Data

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



     SUN COMPANY, INC.



BY   s/Richard L. Cartlidge
     Richard L. Cartlidge
     Comptroller
     (Principal Accounting Officer)

DATE January 14, 1994

     In connection with a staff review of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1992 ("1992 Form 10-K") filed by the Company with the Securities and Exchange Commission ("Commission") on March 11, 1993, the Commission advised the Company to delete from its disclosures concerning certain additional oil sands leases acquired during 1992 by Suncor Inc., the Company's 55 percent owned Canadian subsidiary, all references indicating that such leases contain enough recoverable bitumen to produce approximately one billion barrels of synthetic crude oil. In accordance therewith, all such references are hereby deleted and the affected sections of the Company's 1992 Form 10-K are restated as follows:


                                  PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

     Substitute the following for the information in the last bullet as originally filed under the caption "General":

     -- Suncor has acquired new oil sands leases in Canada and will convert from the current "bucketwheel" method of mining oil sands in Canada to a more flexible and efficient truck-and-shovel method, beginning in the fourth quarter of 1993.

CANADA (SUNCOR)

  OIL SANDS

     Substitute the following paragraph for the sixth paragraph as originally filed under the caption "Oil Sands":

     Suncor's current operations are carried out on two leases covering a total of approximately six thousand acres. As of December 31, 1992, these leases had remaining reserves of 256 million barrels of proven synthetic crude oil. In 1992, Suncor acquired two additional oil sands leases, located directly south of Suncor's present lease, one on each side of the Athabasca River. Development of these leases is subject to government approval and the confirmation that production is commercially viable.

                                  PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC PLAN

     Substitute the following for the information in the last bullet as originally filed under the caption "Strategic Plan":

     -- Suncor has acquired new oil sands leases in Canada and will convert from the current "bucketwheel" method of mining oil sands in Canada to a more flexible and efficient truck-and-shovel method beginning in the fourth quarter of 1993.

CANADA (SUNCOR)

     Substitute the following two sentences for the last two sentences of the ninth paragraph as originally filed under the caption "Canada
(Suncor)":

     During 1992, Suncor also acquired new oil sands leases adjacent to the current leases. Development of these leases is subject to government approval and the confirmation that production is commercially viable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUPPLEMENTAL FINANCIAL AND OPERATING INFORMATION (UNAUDITED)

  MINING DATA

     Delete in its entirety the second footnote to the Oil Sands (Canada) table.