Form 10-K
period 1993-12-31
SUN CO INC
filed 1994-03-03
CIK 95304

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

     (Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended December 31, 1993

                                    OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from                 to
                                    ---------------    ---------------

                       Commission file number 1-6841

                             SUN COMPANY, INC.
          (Exact name of registrant as specified in its charter)

               Pennsylvania                              23-1743282
(State or other jurisdiction of incorporation         (I.R.S. Employer
            or organization)                          Identification No.)

             Ten Penn Center
    1801 Market Street, Philadelphia, PA                   19103-1699
  (Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code  (215) 977-3000

        Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each
     Title of each class                exchange on which registered
     -------------------                ----------------------------

     Common Stock, $1 par value         New York Stock Exchange
                                        Philadelphia Stock Exchange
                                        Alberta Stock Exchange
                                        Basel Stock Exchange
                                        Geneva Stock Exchange
                                        Zurich Stock Exchange
                                        Dusseldorf Stock Exchange
                                        Frankfurt Stock Exchange
                                        London Stock Exchange
     Convertible Subordinated           New York Stock Exchange
     Debentures 6 3/4%,
     Due June 15, 2012
     Sinking Fund Debentures 9 3/8%,    New York Stock Exchange
     Due June 1, 2016
     Notes 7.95%,                       New York Stock Exchange
     Due December 15, 2001

     Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  X         No
         ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendments of this Form 10-K.   /X/

     At February 28, 1994, the aggregate market value of voting stock held by nonaffiliates was $2,676 million.
     At February 28, 1994, there were 106,714,811 shares of Common Stock, $1 par value, outstanding.
     Selected portions of the Sun Company, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 1993 are incorporated by reference in Parts I, II and IV of this Form 10-K.
     Selected portions of the Sun Company, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1993, are incorporated by reference in Part III of this Form 10-K.

                                  PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

     Sun Company, Inc.* was incorporated in Pennsylvania in 1971 and it or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1801 Market Street, Philadelphia, PA 19103-1699. Its telephone number is (215) 977-3000.

     The Company, through its subsidiaries, is principally a petroleum refiner and marketer with interests in oil and gas exploration and production and oil sands mining.

     Sun's petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and petrochemicals, and the transportation of crude oil and refined products. These operations are conducted in the United States and Canada. Sun's oil and gas exploration and production operations consist of exploration for and development, production and marketing of crude oil and condensate, natural gas and natural gas liquids. Exploration activities are conducted in Canada while development, production and marketing activities are conducted primarily in Canada and the United Kingdom sector of the North Sea. Oil sands mining operations, which consist of production of synthetic crude oil by mining oil sands and upgrading the bitumen extracted from the oil sands, are conducted in western Canada.

     Sun also has interests in coal, real estate and leasing operations in the United States. Each of these businesses is subject to a plan of disposition which management is actively pursuing.

     During October 1992, the Company announced a new strategic plan for Sun (the "Strategic Plan"). The Strategic Plan focuses on growth in branded gasoline marketing (primarily in the northeastern United States), lubricants, chemicals and logistics and international oil and gas production activities (primarily in the U.K. North Sea).

     For information regarding certain initiatives implemented as part of Sun's Strategic Plan, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Actions, and Note 2 to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders. Additional business segment and geographic information is

- -----------
*As used in this report, the term "Company" means Sun Company, Inc., and the term "Sun" means Sun Company, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships. References in this Annual Report on Form 10-K to material in the Company's 1993 Annual Report to Shareholders and in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1993, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

presented in Note 19 to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.

DOMESTIC REFINING AND MARKETING

     The Company's domestic refining and marketing operations consist of the manufacturing and marketing of fuels, lubricants and chemicals and the transportation of crude oil and refined products. These operations are managed by Sun Company, Inc. (R&M), a wholly owned subsidiary of the Company, and are classified in the following business lines: Fuels, Lubricants, Chemicals and Logistics.

     Sun owns and operates five domestic refineries which had a total crude unit processing capacity of 600 thousand barrels daily as of December 31, 1993. Sun's refineries in Marcus Hook, PA, Philadelphia, PA and Toledo, OH produce fuels and chemicals while its refineries in Tulsa, OK and Yabucoa, Puerto Rico emphasize lubricants production with fuels as a by-product. Elements of supply and distribution of crude oil, feedstocks and refined products that are common to the operations of all five refineries are discussed below under the heading "Supply and Distribution."

  FUELS

     Sun's Fuels business consists primarily of the manufacture and sale of petroleum products, including gasoline, distillates, jet fuel, residual fuel oil and asphalt to retail, wholesale, commercial and industrial customers and to the United States government for defense fuel supply.
This business includes the sale of fuels (gasoline and middle distillates) under Sun's SUNOCO(R) and ATLANTIC(R) brands.

     During 1993, Sun announced that it would convert its existing ATLANTIC(R) outlets to SUNOCO(R) and convert its SUNOCO FOOD MARKET(R) convenience stores to APLUS(R). This strategy is expected to be fully implemented by year-end 1995 and is intended to capitalize on the recognition and reputation of the SUNOCO(R) and APLUS(R) brand names (see "Branded Fuels Marketing" below).

  Fuels Refining

     The refining operations of Sun's Fuels business are conducted at its Marcus Hook, Philadelphia and Toledo refineries ("Fuels Refineries"). The Company continues to operate its Tulsa, OK and Yabucoa, Puerto Rico refineries to emphasize lubricants production. Accordingly, the related wholesale fuels operations of these two lubricants refineries are included in the Lubricants business and operating results (see "Lubricants" below).

     During 1993, the Company reviewed various strategic options regarding its Toledo refinery including a possible reconfiguration or joint venture operation. The Company did not execute any of these options. Operating improvements at the refinery along with better market conditions in the Midwest, contributed to improved financial results at this facility in 1993.

     Sun's Marcus Hook and Toledo refineries run a relatively light, low-sulfur crude slate. The refinery in Philadelphia is able to process heavier, higher sulfur crudes and is a major producer of asphalt in Sun's northeastern United States marketing area.

     Sun's Marcus Hook and Philadelphia refineries are currently interconnected by barge, truck and rail. Feedstocks currently being transferred between these refineries include reformate, naphtha, light cycle oil and butanes. Feedstock integration between the two facilities will be enhanced by the construction of an inter-refinery pipeline scheduled to be completed by early 1995. This pipeline will provide opportunities for additional manufacturing synergies and cost efficiencies from product movements between the two refineries. See "Logistics" below for a further discussion of this project.

     Environmental laws require Sun to make significant expenditures at its refineries, of both a capital and expense nature. A $100 million project to significantly upgrade the sewer system and close an unlined impoundment was begun in 1992 at Sun's Marcus Hook refinery and is targeted for completion during 1994. Additionally, significant alterations in the composition of gasoline sold in most of Sun's northeastern U.S. branded marketing area are required under the Clean Air Act of 1990, as amended (the "Clean Air Act"), to reduce the maximum allowable benzene content, reduce summertime Reid Vapor Pressure ("RVP") and increase the minimum oxygenate content. These requirements, which are currently being phased in, significantly impact operations at Sun's three Fuels Refineries, and to a lesser extent at Sun's Tulsa and Puerto Rico refineries which generate fuels and intermediate feedstocks as by-products of their lubricants production. While the Clean Air Act covers all motor fuels, the major impact of this legislation will be in the production of motor gasolines which must meet strict reformulated fuels guidelines. It is expected that all refiners will not be willing or able to make the significant capital expenditures necessary to produce cleaner-burning reformulated fuels and that a rationalization of U.S. refining capacity will occur.

     In anticipation of additional requirements becoming effective in 1995, the Company has undertaken various initiatives to compete effectively in this environment. First, while Sun's Toledo and Marcus Hook refineries already have substantial benzene extraction capacity, the Company is currently in the process of further expanding such capacity at its Marcus Hook refinery to permit it to extract benzene from gasoline streams from Sun's Philadelphia refinery or from third parties (see "Chemicals" below). Secondly, the Company has secured the majority of its required supply of oxygenates through a 100 percent methyl tertiary butyl ether ("MTBE") off-take agreement with Belvieu Environmental Fuels ("BEF"), a joint venture in which Sun is a one-third partner, formed to construct, own and operate an MTBE production facility. This off-take agreement will supplement Sun's existing oxygenated gasoline production at its three Fuels Refineries. BEF is expected to begin production in mid-1994 (see "Chemicals" below).
Thirdly, Sun's Toledo, Philadelphia and Yabucoa, Puerto Rico refineries have the ability, without additional capital investment, to produce low-sulfur diesel that meets the sulfur reduction requirements for on-road diesel. Finally, as a result of the reconfiguration of Sun's Tulsa refinery in 1992, the capital investment needed to comply with the Clean
Air Act has been significantly reduced (see "Lubricants" below). While there is considerable uncertainty concerning the impact on Sun's future profitability of the implementation of the amendments to the Clean Air Act, Sun's management believes that the Company is well positioned to meet the new air toxics and reformulated fuels requirements under present regulations as they are phased in over the next few years.

     Sun has an alternative fuels research and testing program focusing on methanol/gasoline mixtures, liquefied petroleum gas and compressed natural gas. The results of this program are expected to assist Sun in meeting the demand for such fuels in the future and in meeting environmental regulatory requirements.

     The Fuels business tends to be seasonal in nature, in that refining margins often begin to increase in the second quarter and decrease in the fourth quarter of the year, reflecting increased demand for gasoline and other refined products during the summer driving season.

  Wholesale Fuels Marketing

     Sun sells gasoline, distillates, jet fuel, residual fuel oil and asphalt to wholesale, commercial and industrial customers and to the United States government for defense fuel supply. Total third-party fuels products sold at wholesale from Sun's Fuels Refineries in 1993 were 219.6 thousand barrels daily compared to 234.1 thousand barrels daily in 1992. For a discussion of wholesale fuels marketing at Sun's Tulsa and Puerto Rico lubricants refineries, see "Lubricants" below.

  Branded Fuels Marketing

     Sun's U.S. branded fuels marketing operations consist of the sale of gasoline and middle distillates. Sun markets a full slate of retail gasoline products, including high-octane premium gasolines represented by Sunoco's ULTRA(R) 94 and Atlantic's OPTIMA(R) 93 grades, as well as a choice of several lower octane gasolines. Domestic branded fuels sales averaged 245.0 thousand barrels daily in 1993 compared to 255.7 thousand barrels daily in 1992. Sun's branded fuels marketing business also consists of the ownership and operation of the SUNOCO FOOD MARKET(R) and APLUS(R) convenience stores.

     In May 1993, Sun announced that its ATLANTIC(R) stations would be converted to SUNOCO(R) and its SUNOCO FOOD MARKET(R) stores to APLUS(R) throughout the Sun marketing area. Some ATLANTIC(R) locations will be converted to ULTRA SERVICE CENTER(SM) stations. This strategy focuses Sun's market presence and capitalizes on the individual strengths of the SUNOCO(R), APLUS(R) and ULTRA SERVICE CENTER(SM) operations. The conversion program, which will impact approximately 500 sites, commenced in June 1993 and is expected to be completed by year-end 1995. At year-end 1993, 31 ATLANTIC(R) stations had been converted to SUNOCO(R), while 62 SUNOCO FOOD MARKET(R) stores had been converted to APLUS(R). Concurrently, Sun began an image upgrade program which is expected to be completed in 1995 and will involve approximately 240 sites.

     Sun sells fuels (principally gasoline) through 4,442 SUNOCO(R) and ATLANTIC(R) service stations and convenience stores. Virtually all of these stations are independently operated. The SUNOCO(R) outlets are located largely within an 18-state area in the Northeast and northern

Midwest, with the greatest concentration in Connecticut, New Jersey, New York, Massachusetts, Pennsylvania, Rhode Island, Ohio and Michigan. The ATLANTIC(R) outlets are located principally in New York and Pennsylvania. In 1993, Sun acquired 23 gasoline retail locations principally in western Massachusetts, and secured a twelve-year lease for 21 high-volume gas stations on the Pennsylvania turnpike. Sun is also the sole service station operator on all thirteen plazas on the New Jersey turnpike and supplies 16 outlets on the New York Thruway. During 1993, Sun completed its previously announced withdrawal from branded marketing in Oklahoma, Missouri and Iowa and sold the gasoline marketing assets and operations of its marketing subsidiary in North Carolina. Sun is continuing to rationalize its retail gasoline outlets. This rationalization will result in a modest decline in the number of outlets, but an increase in average site throughput.

     Sun's convenience stores are designed for high-volume sales of gasoline and a broad range of other goods and services. Convenience stores offer a second source of revenue. The number of convenience stores at year-end 1993 totalled 543. In addition, the number of Sunoco ULTRA SERVICE CENTER(SM) stations which provide total guaranteed car service, now totals 380.

     In 1993, excluding environmental capital outlays, Sun invested approximately $85 million in support of its branded outlets and distribution systems as part of ongoing efforts to upgrade all of its facilities. During 1993, Sun installed CARDMATIC(SM), its state-of-the-art credit card activated gasoline dispensing system, at approximately 100 high-volume service stations, bringing the total number of outlets offering this system to 156. In connection with the brand conversion program, Sun is accelerating the timing of certain environmental capital expenditures, such as underground storage tank replacements and tank top upgrades so as to minimize station downtime.

     Sun also owns and operates 38 terminals located in the Northeast and Midwest portions of the United States that primarily support its branded marketing system. During 1993, Sun continued to streamline its proprietary distribution systems by realigning accounts to optimize deliveries and by consolidating terminal operations. Streamlining efforts have improved both the productivity and cost effectiveness of these systems.

  LUBRICANTS

     Sun's Lubricants business is comprised of the manufacturing and marketing of paraffinic lubricants and fuels by-products. Lubricants are manufactured at the Tulsa and Puerto Rico refineries and marketed under the SUNOCO(R) brand label, as well as formulated and packaged for sale by other branded marketers under their labels.

     Sun produces and markets a complete line of automotive and industrial lubricants, waxes and aromatic extracts. These lubricants are marketed directly to end-users and, through distributors, to a wide variety of domestic and foreign customers. Sun has lube service centers located in the Marcus Hook and Tulsa refineries. These centers, supplied with base oils from the Puerto Rico and Tulsa refineries, blend and package lubricants for sale by Sun and for sale by other branded marketers under their labels.

     Base lube oils manufactured by Sun are also sold to domestic or international third parties who manufacture their own finished automotive and industrial lubricants. In addition, Sun sells a line of specialty lube products such as horticultural and agricultural oils, aromatic and paraffinic rubber oils, paper defoamers, asphalt recycling extracts, ink oils, textile oils and finished waxes. Sun's horticultural spray oil, SUNSPRAY(R) ULTRA-FINE(R) Horticultural Spray Oil, is expected to be available to retail customers in the spring of 1994.

     Sales of lubricant products totalled 16.9 thousand barrels daily in 1993 versus 17.4 thousand barrels daily in 1992. Total fuels by-products sold to third parties from the Tulsa and Puerto Rico refineries were 85.3 thousand barrels daily in 1993 compared to 109.7 thousand barrels daily in 1992.

     Sun's Tulsa refinery runs a light, low-sulfur crude slate while the Puerto Rico refinery is able to process heavier, higher sulfur crudes. As of December 31, 1993, these two lubricants refineries had a paraffinic lubricant manufacturing capacity of 16.3 thousand barrels daily and a total crude unit processing capacity of 170.0 thousand barrels daily.

     In late 1992, Sun reconfigured the Tulsa refinery to place a greater emphasis on the production of lubricants. As a result, fuels production capacity was reduced from 77 thousand barrels daily to 45 thousand barrels daily at this facility. Lubricants production at the Tulsa refinery now also results in approximately 32 thousand barrels daily of "lubes extracted" feedstock. These intermediate streams are transported to the Toledo refinery for further processing or are sold to third parties. Benefits attributable to this reconfiguration include a reduction in the capital investment needed at the Tulsa refinery in order to comply with the Clean Air Act, lower refinery operating expenses and a reduction in the impact of fuels margins on the Tulsa refinery's profitability.

     In the first quarter of 1993, Sun also completed the modification of its Puerto Rico refinery to provide greater feedstock processing flexibility. This modification has allowed the refinery to optimize feedstock selection between crude oil and intermediate feedstocks depending upon their relative profitability. The use of alternative feedstocks can result in the production of reduced levels of high-sulfur residual fuels and other wholesale fuels products when warranted by market conditions. In addition, during the third quarter of 1993, Sun modernized its Puerto Rico refinery's crude fractionalization facilities which has enabled an additional upgrading of product yields.

  CHEMICALS

     Sun's Chemicals business consists of the manufacturing, distribution and marketing of base and intermediate commodity petrochemicals, primarily light olefins (ethylene and propylene) and aromatics (benzene, toluene and xylenes). Petrochemicals are manufactured at Sun's Marcus Hook, Philadelphia and Toledo refineries and at an ethylene and ethylene oxide facility at Brandenburg, Kentucky that was purchased from the Olin Corporation in 1992.

     Sun's petrochemical products are distributed and sold on a worldwide basis. The majority of these sales are to manufacturers of intermediate products that are used in the production of rubber, plastics, detergents, agricultural chemicals and fibers. Significant volumes are also marketed to the solvents and fuels industries. During 1993, approximately 45 percent of Sun's petrochemical sales volumes were aromatics-related, another 44 percent were olefin-related and the balance was composed of other products such as carbon dioxide and sulfur. Overall, approximately 10 percent of Sun's petrochemical sales were made to customers outside the United States during 1993.

     The ongoing development of Sun's Chemicals business continued during 1993. A joint venture marketing arrangement with Suncor that commenced in 1992 completed its first full year of operation. Also, in 1993, the first full year of operation of the Brandenburg ethylene/ethylene oxide facility was completed. Olin continues to operate the unit and purchase the ethylene oxide it needs for its derivative businesses under a long-term arrangement with Sun. This acquisition has doubled Sun's ethylene oxide production capacity to over 200 million pounds per year, providing feedstock supply synergies between the Marcus Hook and Brandenburg facilities and a stable source of product for Sun's customers. In addition, during 1992, Sun became a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating an MTBE facility in Mont Belvieu, TX. The plant, which has a designed capacity of 12,600 barrels daily, is presently under construction and is expected to begin production in mid-1994. Sun has contracted to off-take all of the MTBE production from the BEF facility. MTBE from BEF will provide the majority of Sun's oxygenate supply as part of its overall effort to meet the Clean Air Act's reformulated fuel requirements. For additional information concerning Sun's participation in this joint venture, see Note 14 to the consolidated financial statements.

     The Chemicals business is also in the process of expanding its benzene extraction capacity by 60 million gallons per year and constructing a 34-million gallon per year cyclohexane plant at its Marcus Hook refinery. These projects will enable Sun to enhance its existing benzene extraction capability to help comply with mandated 1995 reformulated fuel requirements for gasoline by permitting Sun to extract benzene from gasoline streams from its Philadelphia refinery or from third parties. Benzene will be sold or further upgraded into cyclohexane, the majority of which will be sold to a major chemical purchaser under a contract to meet 100 percent of its requirements. These projects are expected to be completed and operational by the fourth quarter of 1994.

  LOGISTICS

     Sun's Logistics business consists of pipeline transportation of crude oil and refined petroleum products to fifteen states in the eastern half of the United States and petroleum terminalling operations in Nederland, TX. These operations are conducted by Sun Pipe Line Company, Mid-Continent Pipe Line Company, Sun Pipeline Services Co., Atlantic Pipeline Corp., and Sun Oil Line Company of Michigan, all of which are wholly owned subsidiaries of Sun. In addition, Sun owns equity interests in the Mid-Valley Pipeline Company (55.3%), West Texas Gulf Pipe Line Company (17.3%), Inland Corporation (10%) and Explorer Pipeline Company (9.4%) systems.

     The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by local regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing regulatory body, are based upon competition from other pipelines or alternate modes of transportation.

     Sun's crude oil systems, concentrated in the Midwest, transport crude oil gathered in Oklahoma, Texas and Louisiana (as well as foreign crude oil from the Gulf Coast and Canada) to refiners or to local trade points. The refined product systems, primarily in the Northeast, transport gasoline, jet fuel, diesel fuel, home heating oil and other products to customers ranging from Sun's Fuels businesses to integrated petroleum companies, independent marketers and distributors. In February 1993, Sun acquired a 126-mile crude oil pipeline operating from Marysville, MI to Toledo, OH. This pipeline provides midwestern refineries, including Sun's Toledo refinery, access to Canadian crude oil. In particular, this pipeline system provides Sun's Toledo refinery access to Suncor's synthetic crude oil. In December 1993, Sun sold a 300-mile refined products pipeline system operating from Duncan, OK to Drumright, OK and Fort Smith, AR. At December 31, 1993, Sun had an equity interest in 5,579 miles of crude oil pipelines and 4,303 miles of refined product pipelines in the United States. In 1993, crude oil and refined product shipments in the United States, including Sun's share of shipments in which it had an ownership interest, totalled 50.4 and 30.7 billions of barrel miles, respectively, as compared to 48.7 and 28.8 billions of barrel miles in 1992.

     In 1993, Sun finalized the right of way work on its 19-mile inter-refinery pipeline project which will connect Sun's Marcus Hook and Philadelphia refineries. This project is expected to be completed by early 1995. It will provide synergies in making reformulated gasoline by enabling gasoline component streams from the Philadelphia refinery to move via pipeline to the Marcus Hook refinery for benzene extraction.

     Sun's Nederland, TX terminal provides in excess of ten million barrels of storage and provides terminalling capacity exceeding one million barrels per day of throughput. Its Gulf Coast location provides local and midwestern refiners access to foreign crude oil. The facility is also a key link in the distribution system for United States government purchases and sales of crude oil for the Strategic Petroleum Reserve storage facilities in Texas and Louisiana.

  SUPPLY AND DISTRIBUTION

     A critical element of Sun's success is its ability to obtain the proper mix and quality of crude oil, feedstocks and refined products using both North American and worldwide markets. Sun's crude oil requirements during 1993 were met largely through purchases from various foreign national oil companies and traders. Crude oil supplied from foreign sources represented 75 percent of Sun's domestic crude oil requirements in 1993. Despite periodic market disturbances, there is an ample supply of crude oil available to meet worldwide refining needs, and Sun has been able to readily supply its refineries with the proper mix and quality of crude oils without disruption. The Marcus Hook, Philadelphia and Puerto Rico refineries process foreign crude oils, while Sun's Tulsa refinery processes domestic crude oil. The Toledo refinery runs domestic, Canadian and foreign crudes. Supplies of feedstocks and refined products also have been sufficient to meet Sun's needs. Sun's refined product prices are generally determined by both worldwide and regional supply and demand, as well as by crude oil prices. The Company continually assesses the market forces affecting supply and demand in the geographic areas in which it operates.

     Feedstock supply and refined product transportation systems include: four ocean-going tankers, a fleet of coastal distribution tankers, tugs and barges, and a crude oil trucking operation. Sun supplements its own fleet with charters that accounted for the majority of its marine transportation requirements during 1993. Sun has implemented an extensive vessel inspection review and evaluation program to assure appropriate quality of the vessels chartered into Sun service. The crude oil trucking operation supports Sun's crude oil acquisitions and pipeline operations throughout the southwestern United States, primarily in Oklahoma and Texas.

     Sun's supply and distribution operations have emphasized prevention of oil spills. In support of this effort, in 1991, Sun joined the Marine Preservation Association ("MPA"), a petroleum industry consortium formed to fund regional response centers to handle oil spills on United States waters. Sun funded the consortium with $5 million during 1993 and expects to fund an additional $13 million by 1995. In addition to the MPA, Sun is an active member of several local cooperatives formed to respond to oil spills in specific geographic locations.

     For data on refinery input, products manufactured, refined product sales, the number of gasoline outlets, throughput per direct outlet, supply and distribution, net sources of crude oil, inventories and petroleum transportation operations in the United States for the five-year period ended December 31, 1993, see pages 63 through 66 in the Company's 1993 Annual Report to Shareholders.

INTERNATIONAL EXPLORATION AND PRODUCTION

     Sun's exploration and production operations outside North America are conducted through Sun Oil Britain Limited and its affiliates. In October 1992, Sun announced that it was withdrawing from exploration activities outside of Canada and focusing its international production and development activities primarily in the United Kingdom sector of the North Sea. The withdrawal from exploration activities internationally has enabled Sun to enhance its operating profits in the near term, to reduce significantly its investment risk profile, and to position itself to make investments in currently producing properties and near-term development projects in the future if financially attractive opportunities are identified.

     As part of this plan, during 1993, Sun completed essentially all of its remaining exploration commitments, closed all exploration offices and completed the disposition of certain exploration properties located principally in the U.K. North Sea. At December 31, 1993, Sun retained exploration interests in only eight licenses in three countries: five in the United Kingdom sector of the North Sea; one in Thailand; and two in Algeria.

     Sun's international production strategy focuses on the production of existing proved reserves and on the acquisition of currently producing or near-term development assets principally in the U.K. North Sea. This strategy is intended to enable the business to sustain near-term performance while providing sustainable growth in the future as development projects mature.

     During 1993, Sun's net production outside North America averaged 27.2 thousand barrels daily of crude oil and condensate and 56 million cubic feet daily of natural gas compared to 1992 production of 42.1 thousand barrels daily of crude oil and condensate and 46 million cubic feet daily of natural gas. The decrease in crude oil production volumes was largely due to the April 1993 sale of producing properties located in Dubai. Results of operations from these properties were not significant.

     In Colombia, additional appraisal of the currently producing Purificacion field continues. One appraisal well was drilled during 1993 and an additional well is planned in early 1994. An early production system was implemented at this field during the second quarter of 1993, resulting in crude oil production of 4 thousand gross barrels daily during the remainder of 1993. Installation of full production facilities should enable production to increase to 6 thousand gross barrels daily in 1994. Sun has a 13.3 percent interest in this field.

     During 1993, Sun also acquired additional oil producing interests in the Balmoral and Stirling fields in the U.K. North Sea increasing its ownership interest in these fields from 52 and 37 percent to 59 and 55 percent, respectively. Sun added an estimated 2 million equivalent barrels of proved reserves through this acquisition. In addition, during 1993, Sun decided to retain its 5 percent interest in the Magnus field, which previously had been targeted for divestment, as a result of favorable changes in certain U.K. tax laws.

     Sun's crude oil and natural gas production levels are not generally affected by fluctuations in the prices received from these products. The volumes produced are required to fulfill contractual agreements which specify certain production levels independent of the prices received.

     Sun sells its crude oil production in the worldwide crude oil market where prices are affected by a wide variety of economic and political factors. Sun's natural gas production, which consists of production from the North Sea, is sold primarily to the British Gas Corporation. These sales are seasonal in nature and are made pursuant to long-term contracts which include annual price escalation clauses.

     Outside North America, Sun had an estimated 31 million barrels of proved reserves of crude oil, condensate and recoverable natural gas liquids and an estimated 109 billion cubic feet of proved reserves of natural gas as of December 31, 1993 compared to an estimated 77 million barrels of crude oil, condensate and recoverable natural gas liquids and an estimated 104 billion cubic feet of proved reserves of natural gas as of December 31, 1992. The decrease in proved reserves of crude oil, condensate and natural gas liquids was primarily attributable to the April 1993 sale of producing properties located in Dubai which contained approximately 39 million barrels of crude oil reserves at the date of disposition.

     Additional information concerning Sun's International Exploration and Production business is set forth on pages 67 through 74 in the Company's 1993 Annual Report to Shareholders.

CANADA (SUNCOR)

     Suncor Inc. ("Suncor") is Sun's 55 percent owned, vertically integrated Canadian petroleum subsidiary. Its operations consist of the exploration, production and marketing of conventional crude oil and natural gas, the production and marketing of synthetic crude oil from oil sands, and petroleum refining and marketing.

  EXPLORATION AND PRODUCTION

     Suncor's conventional crude oil and natural gas exploration and production activities are concentrated in western Canada, with increasing emphasis on natural gas. During 1993, Suncor participated in the drilling of 19 net exploratory wells of which 2 discovered crude oil, 8 discovered natural gas and 9 were dry. Suncor's net production averaged 9.3 thousand barrels daily of conventional crude oil and condensate and 116 million cubic feet daily of natural gas in both 1993 and 1992.

     During 1993, Suncor divested of properties that were identified in 1992 as not being part of its core operation. Such properties accounted for approximately 6 and 12 percent, respectively, of Suncor's crude oil and natural gas production volumes during 1992.

     In 1993, Suncor's major development programs were located in the central Alberta areas of Simonette and Medicine River and in Blueberry in British Columbia. Development activities added proved producing reserves of 74 billion net cubic feet of natural gas and 4 million net barrels of crude oil and natural gas liquids during 1993.

     Prices for Canadian crude oil generally reflect the worldwide crude oil market and thus, are affected by a wide variety of economic and political factors. There are currently no significant crude oil or natural gas pricing or marketing restrictions in Canada. Regulatory authorities have instructed the major pipelines and local distribution companies to provide natural gas transportation on a nondiscriminatory basis. Significant volumes of natural gas are now sold directly by producers into a variety of North American markets.

     As of December 31, 1993, Suncor had an estimated 34 million barrels of proved reserves of crude oil, condensate and recoverable natural gas liquids and an estimated 492 billion cubic feet of proved reserves of natural gas, compared to an estimated 34 million barrels of proved reserves of crude oil, condensate and recoverable natural gas liquids and an estimated 475 billion cubic feet of proved reserves of natural gas as of December 31, 1992.

     Additional information concerning Suncor's exploration and production business is set forth on pages 67 through 74 in the Company's 1993 Annual Report to Shareholders.

  OIL SANDS

     Suncor produces synthetic crude oil by mining the Athabasca oil sands and upgrading the extracted bitumen at its plant located near Fort McMurray in northeastern Alberta. Since the commencement of operations in 1967, the oil sands had been mined with large bucketwheel excavator systems and moved to the extraction plant by conveyor systems. During 1993, as part of its strategic initiatives announced in 1992, Suncor converted its method of mining the oil sands to a more flexible and efficient truck-and-shovel method.

     Synthetic crude oil produced for shipment averaged 60.5 thousand barrels daily in 1993, 58.5 thousand in 1992 and 60.6 thousand in 1991. Suncor's average per barrel cost of production, which includes such variable costs as royalties, was $13.99 in 1993, $17.95 in 1992 and $17.22 in 1991. During 1993, several new initiatives were undertaken to increase production levels and to secure new markets which have enabled Suncor to diversify its product mix. During a planned maintenance shutdown, upgrader modifications were completed and production capability was increased to 68,000 barrels daily from 60,000 barrels daily. Intermediate products, which require only partial upgrading and contain a higher sulfur content than the plant's light, sweet blend, will be marketed on an ongoing basis. This gives the plant flexibility to maintain production levels while conducting partial maintenance shutdowns. Suncor continues efforts to maintain consistently high levels of production. Equipment breakdowns and failures at the oil sands operation from time to time cause partial or complete loss of production due to the interdependence of the plant's component systems. Severe climatic conditions such as extreme cold can also cause reduced production. Under Sun's business interruption insurance coverage, Suncor would bear at least the first $75 million of any loss arising from a future insured incident at the oil sands operation.

     Suncor's current operations are carried out on two leases covering a total of seven thousand acres. As of December 31, 1993, these leases had remaining reserves of 231 million barrels of proven synthetic crude oil.

     A major portion of Suncor's synthetic crude oil production is used in its refining operations at Sarnia, Ontario, and during 1993, totalled 41 percent. The remainder is either sold pursuant to a long-term contract to an existing customer, or sold to others under year-to-year contracts or on a spot basis.

     In order to comply with new environmental emission standards, a joint venture was formed in 1993 to evaluate the construction of a new utilities plant that would meet the new standards. However, after further commercial evaluation, it was decided that this option would not be pursued. Subject to approval by Suncor's board of directors, management is planning instead to equip its existing steam and electricity generating facilities in 1994 with sulfur recovery equipment and limestone scrubbing technology. The scrubbing technology, to be utilized within the existing facility, will allow Suncor to comply with the new standards. The technology will be added to Suncor's existing boilers and is expected to cost approximately $155 to $175 million over the next three years.

     Site reclamation costs at the oil sands plant are estimated based upon the reclamation plan submitted to the Province of Alberta. This plan includes tailings ponds reclamation and all surface reclamation and remediation at the site. The major component of the plan relates to the tailings ponds. The current plan includes moving the fine tailings and water in the four active ponds to a fifth pond designed for this purpose. The aim of this fifth "wet pond" alternative is to reduce the volume of solids and treat the water through biological means. Suncor is conducting further testing on the "wet pond" and other alternatives to ensure that the most cost-effective and environmentally acceptable reclamation plan is followed. The viability and cost of other alternatives, which could be more expensive, are being researched and evaluated on an ongoing basis.

     Suncor is required to submit an update of its development and reclamation plan with the Alberta government every five years, which can result in changes to factors such as security requirements, the nature of the plan itself and the timing of the work. The next plan is to be submitted in 1994 for approval in 1995. With respect to the fine tailings management component of the plan, in 1994 Suncor will make application for a three-year extension to the plan to allow all parties to further study and evaluate management options.

     For data on oil sands proven reserves, synthetic crude oil production, average price and net minable acreage for the five-year period ended December 31, 1993, see page 75 in the Company's 1993 Annual Report to Shareholders.

  REFINING AND MARKETING

     Suncor owns and operates one refinery which is located at Sarnia, Ontario. This refinery had an economic crude unit processing capacity of 70 thousand barrels daily as of December 31, 1993. An alkylation unit, capable of processing 6 thousand barrels daily, complements a petrochemical plant for flexibility in gasoline, octane and chemical production.

     Suncor's refining operation uses both synthetic and conventional crude oil. In 1993, 69 percent of the crude oil processed at the Sarnia refinery was synthetic crude oil compared with 65 percent in 1992. Of the synthetic crude oil processed, 55 percent was from Suncor's oil sands plant production in 1993 compared with 54 percent in 1992, with the balance purchased from another producer under month-to-month contracts at market prices. Conventional crude oil processed in Canadian refining operations comes mainly from the production of Suncor and others in western Canada, supplemented from time to time with crude oil from the United States which is purchased or obtained in exchange for Canadian crude oil. Suncor generally acquires its conventional crude oil on the Canadian spot market or under contracts terminable on short notice.

     Suncor's self-sufficiency ratio (net production of crude oil, condensate and synthetic crude oil related to net input to crude units) was 105 percent in 1993 compared to 98 percent in 1992.

     Suncor markets an extensive line of fuels and a variety of commodity petrochemicals. Gasoline, distillates, jet fuel, residual fuel oil, propane and asphalt are generally marketed under the SUNOCO(R) brand to retail, commercial and industrial customers primarily in Ontario and Quebec; however, Suncor also supplies these products to independent marketers. In addition, Suncor markets toluene, mixed xylenes and orthoxylenes in Canada, the United States and Europe through a petrochemicals marketing partnership with Sun's aromatics-based chemicals business at the Toledo refinery. Suncor's refined product sales volumes were 81.9 thousand barrels daily in 1993 compared to 83.0 thousand barrels daily in 1992.

     During 1993, Suncor closed 46 low-volume retail locations as part of a continuing strategy to increase average site throughput of its retail network. This action was undertaken partly in recognition of the industry's overcapacity in the Canadian downstream marketplace. Canadian retail sales of gasoline, primarily under the SUNOCO(R) brand, are made through 606 retail gasoline outlets, 351 of which are operated by independent dealers. In 1993, Suncor announced a number of strategic initiatives in its refining and marketing business designed to rationalize and upgrade its service station portfolio and lower overhead costs while maintaining retail volumes and market share. While the total number of Suncor's retail sites will decrease as a result of this initiative, management believes that total gasoline volumes sold will remain at current levels due to exclusive supply agreements with joint venture partners and higher overall retail network throughput.

     Suncor owns and operates petroleum transportation and terminalling assets in support of its refining and marketing activities. Such assets include storage facilities and bulk distribution plants in Ontario and Quebec and a 55-percent interest in a refined product pipeline between Sarnia and Toronto. Suncor's petroleum transportation and terminalling assets are sufficient for its current and foreseeable needs.

     For data on Suncor's refinery input, products manufactured, refined product sales, the number of gasoline outlets, throughput per outlet, supply and distribution, net sources of crude oil, inventories and petroleum transportation operations in Canada for the five-year period ended December 31, 1993, see pages 63 through 66 in the Company's 1993 Annual Report to Shareholders.

COAL

     Sun's coal mining and coke manufacturing operations are conducted by Sun Coal Company and its affiliates. In January 1993, Sun decided to sell its coal and cokemaking assets. In connection with this decision, Sun completed the sale of both its western U.S. bituminous and subbituminous coal operations during 1993. Sun continues to actively pursue the sale of its eastern U.S. coal and cokemaking operations. As a result of the decision to sell the coal business, Sun's coal mining and cokemaking operations have been classified as operations held for sale in Sun's consolidated financial statements.

     Sun had 251 million tons of estimated coal reserves classified as proven and probable at December 31, 1993 compared to 701 million tons at December 31, 1992. Of the reserves at December 31, 1993, 47 percent were metallurgical coal located in Virginia and 53 percent were bituminous steam coal located in Kentucky. Sun's total coal production in 1993 was 12.9 million tons compared to 22.7 million tons in 1992.

     In 1993, 44 percent of Sun's metallurgical coal production was converted into coke at Sun facilities, 47 percent was sold under contract to two customers and 9 percent was sold in spot transactions. Sun's principal market for both metallurgical coal and coke is the domestic steel industry. During 1993, 96 percent of Sun's coke sales were made under a long-term contract to a single customer with the remainder sold in spot transactions. Approximately 61 percent of Sun's bituminous steam coal sales was under long-term contracts, with the remainder sold in spot transactions. Sun's bituminous coal and coke sales contracts generally provide for the periodic adjustment of price to reflect the changing costs of labor, equipment and services.

     Sun owns the Jewell/Thompson non-recovery cokemaking technology and its related patents. The Jewell/Thompson technology produces high quality coke and is environmentally superior to the by-product technology currently used by most coke producers. Sun utilizes the Jewell/Thompson technology in all of its cokemaking facilities.

     Sun is subject to various environmental and other regulations setting forth coke oven emission standards, and mining and reclamation standards for all aspects of surface mining, as well as certain aspects of deep mining. During 1993, 16 percent of Sun's bituminous coal production came from surface mines.

     Further information on Sun's proven and probable coal reserves, proven reserves, production, sales, average price and net acreage is set forth on page 75 in the Company's 1993 Annual Report to Shareholders.

LEASING

     Sun's leasing and secured lending portfolio is managed through Helios Capital Corporation and its subsidiaries (collectively "HCC") and consists of investments in leases and secured loans involving approximately 20 businesses throughout the United States in a broad spectrum of industries and equipment, including aircraft, railroad rolling stock, and various other transportation and manufacturing equipment.

     Sun has ceased making new investments in leases and secured loans, and since 1990, has been liquidating the remaining HCC portfolio in an orderly manner through scheduled cash recoveries of investments and through divestment opportunities as they arise. The cash generated from liquidating this portfolio will be used largely to satisfy HCC's financing obligations. During 1993, HCC's portfolio was reduced by $58 million. HCC had investments in leveraged, direct financing and sales-type leases and secured loans at December 31, 1993 of $107 million, of which 75 percent were leases and 25 percent were secured loans.

REAL ESTATE

     Sun's real estate business is conducted through Radnor Corporation and its subsidiaries (collectively "Radnor"). Radnor has a diversified portfolio of real estate properties which were developed for investment or immediate sale. Real estate developed for investment consists primarily of office buildings, shopping centers and hotels. Projects developed for immediate sale include single-family homes, condominiums, residential land and business parks. The real estate portfolio is geographically diversified as well, with projects in 14 states as of December 31, 1993.

     In October 1991, the Company adopted a plan, which management is actively pursuing, to dispose of its real estate operations through a program of controlled disposition. As a result of the decision to sell the real estate business, Sun's real estate operations have been classified as operations held for sale in Sun's consolidated financial statements.

     Since adoption of the disposition plan in October 1991, Radnor divested 25 commercial properties and completed 13 housing and land developments and reduced its total assets and debt by $476 and $438 million, respectively. Divestment activities in 1993 included Radnor's sale of four office projects located in North Carolina, Georgia and Arizona. This divestment, which had originally included a contract for the sale of three Pennsylvania properties, closed in December 1993. The Pennsylvania properties continue to be marketed for sale, along with Radnor's remaining portfolio.

     The following table sets forth Radnor's real estate portfolio by property type and percent of total portfolio book value as of December 31, 1993:
                                                  Percent of
             Property Type                         Portfolio
             -------------                        ----------

     Real Estate Held for Investment:
       Office Buildings............................  42
       Shopping Centers............................  20
       Hotels......................................   8
       Other.......................................   4
     Projects Developed for Immediate Sale.........  26
                                                    ---
                                                    100
                                                    ===

     For additional information regarding Sun's real estate operations held for sale, see Note 2 in the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.

COMPETITION

     Refining and marketing has generally become more competitive as demand for gasoline, the primary refined product manufactured and sold in the United States, has been relatively weak, while conversion capacity has been expanding. The northeastern United States, Sun's principal geographic area for branded fuels marketing, has been especially affected by the recessionary U.S. economy and as a result, the market has experienced a downturn in demand, heightening competition among marketers of petroleum products. However, Sun believes that it is in a position to compete effectively in the northeastern U.S. This region is a net gasoline importing market, and marketers like Sun, whose refining operations are located here, are impacted to a lesser extent by the costs of transportation into this market.

     Oil and gas exploration and production and coal mining operations are also highly competitive. Many energy companies, as well as medium to small size independent concerns are bidders for desirable exploration acreage and oil, gas and coal properties, as well as the equipment and labor required to operate such properties. Sun essentially completed its withdrawal from oil and gas exploration activities outside of Canada during 1993 and is actively pursuing the sale of its coal operations.

     The availability of a ready market for Sun's refined products, as well as its oil and gas and coal production, depends on numerous external factors. Among other things, these factors include: the level of consumer demand; the extent of industry production of oil and gas and coal, and manufacture of refined products; the import levels of foreign refined products; the cost and availability of alternative fuels; the cost and proximity of refineries, pipelines and other transportation facilities that support the retail gasoline marketing infrastructure; regulation by state, federal, local and foreign authorities including those imposed by or resulting from compliance with applicable environmental laws.

     In addition, Sun's leasing business and real estate operations held for sale operate in fragmented markets in which there are numerous participants resulting in highly competitive environments.

RESEARCH AND DEVELOPMENT

     In recent years, Sun's research and development activities have focused on applied research, process and product development, and engineering and technical services related to fuels, lubricants and chemicals. Sun spent $9, $12 and $15 million on research and development activities in 1993, 1992 and 1991, respectively. As of December 31, 1993, approximately 150 scientists, engineers, technicians and support personnel were employed in these activities. Sun owns or has made application for numerous patents in the U.S. and abroad.

EMPLOYEES

     As of December 31, 1993, Sun had approximately 14,500 employees compared to approximately 14,200 employees as of December 31, 1992. The above amounts exclude employees from real estate operations held for sale totalling 487 in 1993 and 732 in 1992 and also excludes employees from coal operations held for sale totalling 1,318 in 1993 and 1,719 in 1992. Approximately 29 percent of Sun's employees were covered by 46 collective bargaining agreements as of December 31, 1993. The collective bargaining agreements have various terms and dates of expiration. In management's opinion, Sun's relationship with its employees is generally satisfactory.

ENVIRONMENTAL MATTERS

     As the first Fortune 500(R) Company to endorse the Coalition for Environmentally Responsible Economies ("CERES") principles, Sun has continued to focus on environmental requirements and practices. Sun is subject to numerous federal, state, local and foreign laws which regulate the discharge of materials into, or otherwise relate to the protection of, the environment. These laws have required, and are expected to continue to require, Sun to make significant expenditures of both a capital and expense nature. As these laws evolve, it is expected that they will continue to have a significant impact on the conduct of Sun's operations.

     Sun has funded its environmental expenditures through cash generated by operating activities. The following table summarizes Sun's expenditures for environmental projects and compliance activities (in millions of dollars):
                                                   1993      1992
                                                   ----      ----

     Pollution abatement capital*................. $123      $ 75
     Remediation and reclamation..................   53        48
     Operations, maintenance
       and administration.........................  108       116
                                                   ----      ----
                                                   $284      $239
                                                   ====      ====
- -----------
*Capital expenditures for pollution abatement are expected to approximate
 $192 and $209 million in 1994 and 1995, respectively.

     Certain environmental laws subject Sun to possible obligations to remove or mitigate the effects on the environment of the disposal or release of certain wastes and petroleum substances. Included are remediation at Sun's refineries, service stations, terminals and pipeline and truck transportation facilities, and third-party or formerly owned sites at which contaminants generated by Sun may be located. Several of the more significant federal laws applicable to the Company's operations include the Clean Air Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act ("RCRA"). Additionally, various state and local governments have adopted or are considering the adoption of similar laws and regulations.

     The Clean Air Act establishes stringent criteria for regulating air toxics at operating facilities by mandating major reductions in allowable emissions and establishing a more comprehensive list of substances deemed to be air toxics. The Clean Air Act requires refiners to market cleaner-burning gasoline that reduces emissions of certain toxics and conventional pollutants. Compliance with Clean Air Act requirements necessitates significant alterations to the composition of gasoline sold in most of Sun's northeastern U.S. branded marketing area by reducing the maximum allowable benzene content, reducing summertime RVP and increasing the minimum oxygenate content. It is expected that all refiners will not be willing or able to make the significant capital expenditures necessary to produce cleaner-burning reformulated fuels and that a rationalization of U.S. refining capacity will occur. Despite uncertainties regarding the impact on the future profitability of Sun's domestic petroleum businesses of the Clean Air Act, as amended by additional regulations, management of Sun believes these businesses are well positioned to meet the air toxics and reformulated fuel requirements under present regulations as they are phased in over the next few years.

     Two other federal laws, CERCLA and RCRA, and related state laws subject the Company to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at various sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 1993, Sun had been named as a PRP at 40 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of its facilities and will be required to be undertaken by the Company at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

     Sun establishes accruals related to environmental remediation activities for work at identified sites, including those under CERCLA and RCRA and related state laws, where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are based on currently available facts, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. Sun's international production and Canadian operations are subject to less demanding environmental regulatory requirements than its U.S. operations and these less stringent requirements are considered in determining the accruals for those locations. Sun's accruals reflect the Company's philosophy of aggressively managing remediation costs to ensure the most cost-effective method of protecting the health, safety and environment of affected communities. Sun's accrued liability for environmental remediation was $259 and $258 million at December 31, 1993 and 1992, respectively. Sun also accrues estimated dismantlement, restoration, reclamation and abandonment costs at its oil and gas exploration and production and oil sands mining operations through a charge against income primarily on a units of production basis. The accrued liability for these activities, which are conducted primarily by Suncor, Sun's 55 percent owned subsidiary, totalled $119 and $118 million at December 31, 1993 and 1992, respectively. Pretax charges against income for environmental remediation and reclamation totalled $45, $62 and $159 million for 1993, 1992 and 1991, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $17 million at December 31, 1993 and are included in deferred charges and other assets in the consolidated balance sheet.

     Total future costs for environmental remediation activities will depend upon, among other things, the identification of additional sites, the determination of the extent of the contamination of each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing requirements, the nature and extent of future environmental laws, inflation rates and the determination of Sun's liability at multi-party sites, if any, in light of the number, participation level and financial viability of other parties.

     Management believes that the overall costs for environmental activities are likely to be significant but are expected to be incurred over an extended period of time and to be funded from Sun's net cash flow from operating activities. Although potentially significant with respect to results of operations, cash flow or liquidity for any one quarter or year, management believes that such costs, including those required by CERCLA and RCRA, will not have a material impact on Sun's consolidated financial position or, over an extended period of time, on Sun's cash flow or liquidity.

OTHER

     Sun's financial condition and business operations are affected from time to time by domestic and foreign political developments and laws and regulations which relate to such matters as production, taxes, property, product specifications, imports, pricing and environmental controls. Sun makes no representations as to future events and developments which could affect its operations and financial condition. Furthermore, Sun's businesses and financial condition could be effected by, among other things, the state of the U.S. economy, competition, future price changes or controls, material and labor costs, legislation, labor conditions, new regulations, tariffs, embargoes, armed conflicts, foreign exchange restrictions and changes in exchange rates.

ITEM 3.  LEGAL PROCEEDINGS

     In April 1993, Sun Company, Inc. (R&M) ("Sun (R&M)"), a wholly owned subsidiary of the Company, was advised by the Department of Justice, Environmental Enforcement Division ("DOJ") and the United States Environmental Protection Agency ("EPA") that they contemplated the filing of a lawsuit against Sun, seeking civil penalties and certain remedial action regarding certain alleged violations of federal and state air emissions regulations at its Philadelphia refinery. Sun (R&M) has participated in discussions with the DOJ and EPA in an effort to review and settle these allegations. A settlement in principle has been reached, and it is anticipated that any negotiated settlement will involve the payment of a civil fine in excess of $100,000 and an additional obligation to undertake certain remedial activities at the facility.

     Sun and several other energy companies have been negotiating with the New York Department of Environmental Compliance ("NY DEC") regarding the terms of certain environmental remediation which the NY DEC is requiring to be conducted at certain facilities owned by Sun and other energy companies in Syracuse, NY. The companies and the NY DEC are discussing the provisions of the draft consent agreement. However, should these negotiations prove unsuccessful, the NY DEC has indicated that it will issue administrative action against Sun and the other energy companies to seek to compel environmental remediation at the facilities, and to seek civil penalties in excess of $100,000.

     On March 17, 1992, Region III of the EPA issued a Compliance Order to Sun (R&M) as a result of Sun (R&M)'s inability to meet the deadline for implementing required marine vapor controls pertaining to the loading of benzene at its refinery in Marcus Hook, Pennsylvania. The deadline was missed primarily because of the need to resolve several related matters with the U.S. Coast Guard. Although a civil settlement in principle was reached with EPA whereby Sun (R&M) expects to make a payment in excess of $100,000, the negotiated consent decree has not yet been signed by the government, pending the resolution of certain issues involving the testing and monitoring procedures related to Sun's vapor recovery system.

     On July 7, 1992, the EPA issued a Complaint and Compliance Order to Cordero Mining Co. ("Cordero"), then a wholly owned subsidiary of the Company, alleging violations of the Resource Conservation and Recovery Act with regard to the handling and disposal of spent solvents. The EPA had sought a civil penalty in excess of $100,000 from Cordero. On June 4, 1993, the Company completed the divestment of all of the common stock of Cordero.

     Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings, including those discussed above, would not be material in relation to the consolidated financial position of Sun at December 31, 1993.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF SUN COMPANY, INC.

     NAME, AGE AND PRESENT
         POSITION WITH
       SUN COMPANY, INC.
    ----------------------
                                          BUSINESS EXPERIENCE DURING
                                                PAST FIVE YEARS
                                          --------------------------
Robert M. Aiken, Jr., 51
  Senior Vice President
  and Chief Financial
  Officer
Mr. Aiken was named to his present
  position in May 1992.  From September
  1990 until May 1992, he held the
  position of Senior Vice President,
  Finance, and from April 1979 to
  September 1990, he was Comptroller.
Robert H. Campbell, 56
  Chairman of the Board,
  Chief Executive Officer
  and President
Mr. Campbell was elected Chairman of the Board in May 1992, Chief Executive
  Officer in September 1991 and President
  and Chief Operating Officer in February
  1991.  From November 1988 to February
  1991, he was Executive Vice President.
  He has been a Director since November
  1988.
Richard L. Cartlidge, 39
  Comptroller
Mr. Cartlidge has been in his present
  position since October 1991.  From July
  1989 to October 1991, he was Controller
  of Sun's domestic refining and marketing subsidiary, and from 1988 to July 1989, Manager, Corporate Financial Analysis.
Jack L. Foltz, 58
  Vice President
  and General Counsel
Mr. Foltz has been in his present
  position since October 1992, and from
  December 1991 to October 1992, he was
  Assistant General Counsel, Refining and
  Marketing.  From December 1989 to
  December 1991, he was Vice President and
  General Counsel, Sun Refining and
  Marketing Company.  From 1985 to
  December 1989, he was Assistant General
  Counsel, Sun Company, Inc.

     NAME, AGE AND PRESENT
         POSITION WITH
       SUN COMPANY, INC.
    ----------------------
                                          BUSINESS EXPERIENCE DURING
                                                PAST FIVE YEARS
                                          --------------------------
David E. Knoll, 50
  Senior Vice President
  Marketing and Logistics
Mr. Knoll has been in his present
  position since October 1992 and from
  October 1991 to October 1992, he was
  Group Vice President, Refining and
  Marketing.  From November 1988 to
  October 1991, he was President, Sun
  Refining and Marketing Company.
Harwood S. Roe, Jr., 49
  Senior Vice President
  Operations
Mr. Roe has been in his present position since October 1992. From 1991 to
  October 1992, he was Vice President,
  Operations and from 1988 to 1991, he was Vice President, Refining of Sun's domestic refining and marketing subsidiary.
Malcolm I. Ruddock, 51
  Treasurer
Mr. Ruddock has been in his present
  position since July 1989.  He was
  Director, Finance from November 1988 to
  July 1989.
Sheldon L. Thompson, 55
  Senior Vice President
  and Chief Administrative
  Officer
Mr. Thompson has been in his present
  position since October 1992.  Prior to
  assuming this position, he served in
  various capacities within Sun's domestic refining and marketing subsidiary: from
  1991 to October 1992, he was its Vice
  President for Chemicals, Lubricants and
  Technology; from 1989 to 1991, Vice
  President for Chemicals and Technology;
  and from 1988 to 1989, Vice President
  for Chemicals.
Robert H. Writz, Jr., 51
  Senior Vice President
  Other Businesses
Mr. Writz has been in his present
  position since October 1992.  From
  October 1991 to October 1992, he was
  Group Vice President, Additional
  Businesses.  From February 1991 to
  October 1991, he was Vice President,
  Business Development.  From 1987 to
  February 1991, he was Executive Vice
  President, Resources Group, of Suncor
  Inc., a subsidiary.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Market for Sun Company, Inc. Stock and Related Security Holder Matters on page 77 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference. The market exchanges on which the Company's stock is traded are listed on the cover page of this Annual Report on Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 25 of the Company's 1993 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to pages 26-40 in the Company's 1993 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information in the Company's 1993 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 41-44; the Notes to Consolidated Financial Statements on pages 45-61; the Report of Independent Accountants on page 62; and Supplemental Financial and Operating Information on pages 67-73 (excluding the sections on Exploration Expenses, Revenues Per Unit of Oil and Gas Production and Average Net Oil and Gas Production) and 75-76.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on directors required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 1993.

     Information concerning the Company's executive officers appears in
Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the SEC within 120 days after December 31, 1993.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the SEC within 120 days after December 31, 1993.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the Company's definitive Proxy Statement which will be filed with the SEC within 120 days after December 31, 1993.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.   Consolidated Financial Statements:

               The information appearing in the Company's 1993 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

     2.   Financial Statement Schedules:

                                                                Page
                                                                ----
          Report of Independent Accountants..................    33

          Schedule V  - Properties, Plants and Equipment.....    34

          Schedule VI - Accumulated Depreciation, Depletion
                        and Amortization of Properties,
                        Plants and Equipment.................    35

          Schedule VIII - Valuation Accounts.................    37

          Schedule IX - Short-Term Borrowings................    38

          Schedule X  - Supplementary Income Statement
                        Information..........................    39

               Other schedules are omitted because the required information is shown elsewhere in this report, is not required or is not applicable.

     3.   Exhibits:

            3.(i)   - Articles of Incorporation of Sun Company, Inc., as
                      restated and amended.

            3.(ii)  - Sun Company, Inc. Bylaws, as amended July 5, 1990
                      (incorporated by reference to Exhibit 3(b) of the Form SE filed March 15, 1991).

            4       - Instruments defining the rights of security holders
                      of long-term debt of the Company and its subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will provide the SEC a copy of any instruments defining the rights of holders of long-term debt of the Company and its subsidiaries upon request.

            10.1*   - Long-Term Incentive Plan, as amended (incorporated by
                      reference to Exhibit 10(c) of the Form SE filed
                      March 15, 1989).

            10.2*   - Executive Retirement Plan, as amended September 6,
                      1991 (incorporated by reference to Exhibit 10(d) of the Form SE filed March 13, 1992).

            10.3*   - Directors' Deferred Compensation Plan as amended and
                      restated, effective September 5, 1991 (incorporated by reference to Exhibit 10.5 of the Form SE filed March 11, 1993).

            10.4*   - Deferred Compensation Plan (incorporated by reference
                      to Exhibit 10(e) of the Form SE filed March 20, 1986, File No. 1-6841).

            10.5*   - Pension Restoration Plan as amended and restated
                      effective January 1, 1991 and amended September 6, 1991 (incorporated by reference to Exhibit 10(g) of the Form SE filed March 13, 1992).

            10.6*   - Special Executive Severance Plan (incorporated by
                      reference to Exhibit 10(g) of the Form SE filed March 20, 1986, File No. 1-6841).

            10.7*   - Executive Incentive Plan, as amended and restated,
                      effective January 1, 1992 and revised November 5, 1992 (incorporated by reference to Exhibit 10.9 of the Form SE filed March 11, 1993).

            10.8*   - Sun Company, Inc. Savings Restoration Plan
                      (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1987, File No. 1-6841).

            10.9*   - Sun Company, Inc. Savings Restoration Plan II,
                      effective April 6, 1989 (incorporated by reference to Exhibit 10(k) of the Company's Annual Report on
                      Form 10-K, as amended, for the fiscal year ended December 31, 1989).

            10.10*  - Sun Company, Inc. Non-Employee Directors Retirement
                      Plan (incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1988, File No. 1-6841).

            10.11*  - Sun Company, Inc. Deferred Compensation and Benefits
                      Trust (incorporated by reference to Exhibit 10(l) of the Form SE filed March 15, 1989).

            10.12*  - Sun Company, Inc. Retainer Stock Plan for Outside
                      Directors, as amended and restated effective April 1, 1992 (incorporated by reference to Exhibit 10.14 of the Form SE filed March 11, 1993).

            10.13*  - Sun Company, Inc. Executive Long-Term Stock
                      Investment Plan, as amended November 1, 1993.

            10.14*  - Memorandum of Agreement between Alexander B.
                      Trowbridge and Sun Company, Inc. (incorporated by reference to Exhibit 10.16 of the Form SE filed March 11, 1993).

            11      - Statements re Sun Company, Inc. and Subsidiaries
                      Computation of Per Share Earnings for the Years Ended December 31, 1993, 1992 and 1991.

            12      - Statement re Sun Company, Inc. and Subsidiaries
                      Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 1993.

            13      - Sun Company, Inc. 1993 Annual Report to Shareholders
                      Financial Section.

            21      - Subsidiaries of Sun Company, Inc.

            23      - Consent of Independent Accountants.

            24.1    - Power of Attorney executed by certain officers and
                      directors of Sun Company, Inc.

            24.2    - Certified copy of the resolution authorizing certain
                      officers to sign on behalf of Sun Company, Inc.

- -----------
*These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.

(b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended December 1993.

          A report on Form 8-K dated February 24, 1994 was filed to disclose under Item 5, "Other Events," that Sun has signed a letter of intent with Chevron U.S.A. Products Co. to purchase Chevron's 177,000-barrel-a-day Philadelphia refinery plus Chevron's one-third interest in a petroleum pipeline connecting the refinery to the New York Harbor, for approximately $170 million, including inventory.

Note: Copies of each Exhibit to this Form 10-K are available upon request, at $2 per copy.

                                SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

     SUN COMPANY, INC.


By   s/ROBERT M. AIKEN, JR.
     Robert M. Aiken, Jr.
     Senior Vice President and Chief Financial Officer
Date March 3, 1994

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY OR ON BEHALF OF THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 3, 1994:

          Signatures                         Titles
          ----------                         ------

     ROBERT M. AIKEN, JR.*         Senior Vice President and Chief
     ---------------------         Financial Officer
     Robert M. Aiken, Jr.          (Principal Financial Officer)

     ROBERT H. CAMPBELL*           Chairman of the Board, Chief Executive
     -------------------           Officer, President and Director
     Robert H. Campbell            (Principal Executive Officer)

     RAYMOND E. CARTLEDGE*         Director
     ---------------------
     Raymond E. Cartledge

     RICHARD L. CARTLIDGE*         Comptroller
     ---------------------         (Principal Accounting Officer)
     Richard L. Cartlidge

     ROBERT E. CAWTHORN*           Director
     -------------------
     Robert E. Cawthorn

     MARY J. EVANS*                Director
     --------------
     Mary J. Evans

     THOMAS P. GERRITY*            Director
     ------------------
     Thomas P. Gerrity

     JAMES G. KAISER*              Director
     ----------------
     James G. Kaiser

     THOMAS W. LANGFITT*           Director
     -------------------
     Thomas W. Langfitt

     R. ANDERSON PEW*              Director
     ----------------
     R. Anderson Pew

     ALBERT E. PISCOPO*            Director
     ------------------
     Albert E. Piscopo

     WILLIAM F. POUNDS*            Director
     ------------------
     William F. Pounds

     B. RAY THOMPSON, JR.*         Director
     ---------------------
     B. Ray Thompson, Jr.

     ALEXANDER B. TROWBRIDGE*      Director
     ------------------------
     Alexander B. Trowbridge

*By  s/ROBERT M. AIKEN, JR.        Individually and as Attorney-in-Fact
     ----------------------
     Robert M. Aiken, Jr.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Sun Company, Inc.:


     Our report on the consolidated financial statements of Sun Company, Inc. and its subsidiaries has been incorporated by reference in this Form 10-K from page 62 of the Sun Company, Inc. 1993 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 27 of this Form 10-K.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                        Coopers & Lybrand


2400 Eleven Penn Center
Philadelphia, PA  19103
February 15, 1994

                    SUN COMPANY, INC. AND SUBSIDIARIES
               SCHEDULE V--PROPERTIES, PLANTS AND EQUIPMENT
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (MILLIONS OF DOLLARS)
                                                                OTHER    BALANCE
                                                               CHANGES     AT
                              BALANCE AT   ADDI-     RETIRE-     ADD       END
                              BEGINNING   TIONS      MENTS     (DEDUCT)    OF
      CLASSIFICATION          OF PERIOD   AT COST   OR SALES     (A)     PERIOD
      --------------          ---------   -------   --------   -------   -------

For the year ended
 December 31, 1993:
  Refining and marketing......  $5,112     $381       $204     $ (24)    $5,265
  Exploration and production..   1,683      120        283(B)    (42)     1,478
  Oil sands mining............     965      111         11       (65)     1,000
  Corporate...................      20       --         10        --         10
                                ------     ----       ----     -----     ------
                                $7,780     $612       $508     $(131)    $7,753
                                ======     ====       ====     =====     ======
For the year ended
 December 31, 1992:
  Refining and marketing......  $5,002     $275       $ 83     $ (82)    $5,112
  Exploration and production..   1,658      175         87(B)    (63)     1,683
  Oil sands mining............   1,027       80         11      (131)       965
  Corporate...................      35       --         11        (4)        20
                                ------     ----       ----     -----     ------
                                $7,722     $530       $192     $(280)    $7,780
                                ======     ====       ====     =====     ======
For the year ended
 December 31, 1991:
  Refining and marketing......  $4,765     $323       $ 79     $  (7)    $5,002
  Exploration and production..   1,533      202         81(B)      4      1,658
  Oil sands mining............     983       89         18       (27)     1,027
  Corporate...................      29        1          6        11         35
                                ------     ----       ----     -----     ------
                                $7,310     $615       $184     $ (19)    $7,722
                                ======     ====       ====     =====     ======

Notes:
(A) Includes foreign currency translation adjustments and intersegment transfers. In 1992, also includes $(8) million in refining and marketing, $(10) million in oil sands mining and $(3) million in corporate attributable to a provision for write-down of assets and other matters. (See Note 2 to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.)
(B)  Includes dry hole costs.



                    SUN COMPANY, INC. AND SUBSIDIARIES
                  SCHEDULE VI--ACCUMULATED DEPRECIATION,
                       DEPLETION AND AMORTIZATION OF
                     PROPERTIES, PLANTS AND EQUIPMENT
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (MILLIONS OF DOLLARS)



                                           ADDITIONS
                                            CHARGED             OTHER    BALANCE
                                           TO COSTS   RETIRE-  CHANGES     AT
                              BALANCE AT     AND       MENTS     ADD       END
                              BEGINNING    EXPENSES     OR     (DEDUCT)    OF
      CLASSIFICATION          OF PERIOD     (A)(B)     SALES     (C)     PERIOD
      --------------          ----------   ---------  -------  --------  -------

For the year ended
 December 31, 1993:
  Refining and marketing......  $2,344        $237     $168      $(10)    $2,403
  Exploration and production..   1,199          89      254       (15)     1,019
  Oil sands mining............     487          32        5       (20)       494
  Corporate...................      11           1        6        --          6
                                ------        ----     ----      ----     ------
                                $4,041        $359     $433      $(45)    $3,922
                                ======        ====     ====      ====     ======
For the year ended
 December 31, 1992:
  Refining and marketing......  $2,130        $245     $ 60      $ 29     $2,344
  Exploration and production..     834         105       52       312      1,199
  Oil sands mining............     436          37       10        24        487
  Corporate...................      22           2       10        (3)        11
                                ------        ----     ----      ----     ------
                                $3,422        $389     $132      $362     $4,041
                                ======        ====     ====      ====     ======

For the year ended
 December 31, 1991:
  Refining and marketing......  $1,943        $237     $ 56      $  6     $2,130
  Exploration and production..     706         152       21        (3)       834
  Oil sands mining............     408          40       13         1        436
  Corporate...................      25           9        6        (6)        22
                                ------        ----     ----      ----     ------
                                $3,082        $438     $ 96      $ (2)    $3,422
                                ======        ====     ====      ====     ======



                    SUN COMPANY, INC. AND SUBSIDIARIES
                  SCHEDULE VI--ACCUMULATED DEPRECIATION,
                       DEPLETION AND AMORTIZATION OF
                     PROPERTIES, PLANTS AND EQUIPMENT
     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991--(CONTINUED)
                           (MILLIONS OF DOLLARS)


Notes:                                            YEARS ENDED DECEMBER 31
                                                  -----------------------
                                                  1993      1992     1991
                                                  ----      ----     ----

(A) Depreciation, depletion and amortization.....$354       $385     $433
    Leasehold impairment.........................   5          4        5
                                                 ----       ----     ----
      Total additions............................ 359        389      438
    Dry hole costs...............................   9         30       48
                                                 ----       ----     ----
      Amounts shown in the consolidated
        statements of cash flows as depreciation,
        depletion and amortization and dry hole
        costs and leasehold impairment...........$368       $419     $486
                                                 ====       ====     ====

(B) A summary of the principal annual rates utilized in computing the annual provision for depreciation, depletion and amortization is not considered practicable because of the varying types of property and the rates applied thereto.

(C) Includes foreign currency translation adjustments and intersegment transfers. In 1992, also includes $59 million in refining and marketing, $350 million in exploration and production and $67 million in oil sands mining attributable to a provision for write-down of assets and other matters. (See Note 2 to the Consolidated Financial Statements in the Company's 1993 Annual Report to Shareholders.)

                    SUN COMPANY, INC. AND SUBSIDIARIES
                     SCHEDULE VIII--VALUATION ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (MILLIONS OF DOLLARS)


                                            ADDITIONS
                                BALANCE AT  CHARGED TO           BALANCE
                                BEGINNING   COSTS AND   DEDUC-   AT END
                                OF PERIOD   EXPENSES    TIONS   OF PERIOD
                                ----------  ----------  ------  ---------

For the year ended
  December 31, 1993:
    Deducted from asset in
      balance sheet--allowance
      for doubtful accounts and
      notes receivable..........    $11         $ 2      $ 2       $11
                                    ===         ===      ===       ===

For the year ended
  December 31, 1992:
    Deducted from asset in
      balance sheet--allowance
      for doubtful accounts and
      notes receivable..........    $12         $ 7      $ 8       $11
                                    ===         ===      ===       ===


For the year ended
  December 31, 1991:
    Deducted from asset in
      balance sheet--allowance
      for doubtful accounts and
      notes receivable..........    $11         $14      $13       $12
                                    ===         ===      ===       ===

                    SUN COMPANY, INC. AND SUBSIDIARIES
                    SCHEDULE IX--SHORT-TERM BORROWINGS
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (DOLLARS IN MILLIONS)

                                             MAXIMUM   AVERAGE    WEIGHTED
                                              AMOUNT    AMOUNT    AVERAGE
                                   WEIGHTED    OUT-      OUT-     INTEREST
                         BALANCE    AVERAGE  STANDING  STANDING     RATE
                         AT END    INTEREST   DURING    DURING     DURING
                        OF PERIOD    RATE     PERIOD   PERIOD(A)  PERIOD(B)
                        ---------  --------  -------   ---------  ---------

For the year ended
 December 31, 1993:
   Commercial paper....    $ 50      3.6%      $308      $127        3.5%
   Amounts due to
     banks and others..      60      3.5%      $ 65        15        3.4%
                           ----                          ----
                           $110      3.5%                $142        3.5%
                           ====                          ====

For the year ended
 December 31, 1992:
   Commercial paper....    $215      3.7%      $307      $173        4.1%
                           ====                          ====

For the year ended
 December 31, 1991:
   Commercial paper....    $143      5.2%      $340      $211        6.2%
   Amounts due to
     banks and others..      --       N/A      $ 17         1       12.4%
                           ----                          ----
                           $143      5.2%                $212        6.3%
                           ====                          ====



Notes:

(A)  Determined from daily balances.

(B) Represents the ratio of actual interest to average amounts outstanding.

                    SUN COMPANY, INC. AND SUBSIDIARIES
          SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION
           FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                           (MILLIONS OF DOLLARS)

                                                  1993    1992    1991
                                                  ----    ----    ----

Maintenance and repairs........................   $223    $295    $335
                                                  ====    ====    ====

                                 APPENDIX

     The Company's Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 1993 Annual Report to Shareholders contains three bar charts concerning Sun's: (1) improvement in income before special items (page 26); (2) capitalization (page 37); and
(3) capital expenditures (page 37). Descriptions of these bar charts have been provided within Exhibit 13.