Form 10-K/A
period 1993-12-31
SUN CO INC
filed 1994-04-28
CIK 95304

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

                              AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 as set forth in the pages attached hereto:

     Part II. Item 8.    Financial Statements and Supplementary Data
     Part IV. Item 14.   Exhibits, Financial Statement Schedules, and
                         Reports on Form 8-K

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



     SUN COMPANY, INC.



BY   s/Richard L. Cartlidge
     Richard L. Cartlidge
     Comptroller
     (Principal Accounting Officer)

DATE April 27, 1994

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction F to Form 10-K and Rule 15(d)-21 under the Securities Exchange Act of 1934, the financial statements required by Form 11-K with respect to the Sun Company, Inc. & Subsidiaries Stock Supplement Plan are furnished as part of the Sun Company, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Plan Administrator of the Sun Company, Inc. & Subsidiaries
  Stock Supplement Plan:


We have audited the accompanying balance sheets of the Sun Company, Inc. & Subsidiaries Stock Supplement Plan as of December 31, 1993 and 1992, and the related statements of income and changes in members' accounts for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above (pages 4 through 7) present fairly, in all material respects, the financial position of the Sun Company, Inc. & Subsidiaries Stock Supplement Plan as of December 31, 1993 and 1992, and the results of its operations and changes in members' accounts for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.





                                        COOPERS & LYBRAND



2400 Eleven Penn Center
Philadelphia, PA  19103
April 25, 1994

                     SUN COMPANY, INC. & SUBSIDIARIES
                           STOCK SUPPLEMENT PLAN
                               BALANCE SHEET
                           AT DECEMBER 31, 1993


ASSETS
- - ------

Cash designated to purchase Sun Company, Inc.
   common stock                                               $ 23,523

Sun Company, Inc. common stock, at cost (5,140 shares)
   net of allowance for excess of cost over market
   value of $7,185                                             150,988
                                                              --------
                                                              $174,511
                                                              ========


LIABILITIES AND MEMBERS' ACCOUNTS
- - ---------------------------------

Payable to broker for securities purchased                    $ 23,315

Members' accounts                                              151,196
                                                              --------
                                                              $174,511
                                                              ========


           STATEMENT OF INCOME AND CHANGES IN MEMBERS' ACCOUNTS
                   FOR THE YEAR ENDED DECEMBER 31, 1993


Contributions                                                 $566,929

Cost of 22,434 shares of Sun Company, Inc.
   common stock distributed to members                        (564,621)

Unrealized loss on Sun Company, Inc. common stock
   held at December 31, 1993                                    (7,185)
                                                              --------

Net decrease in members' accounts                               (4,877)

Members' accounts, December 31, 1992                           156,073
                                                              --------

Members' accounts, December 31, 1993                          $151,196
                                                              ========


              See accompanying notes to financial statements.

                     SUN COMPANY, INC. & SUBSIDIARIES
                           STOCK SUPPLEMENT PLAN
                               BALANCE SHEET
                           AT DECEMBER 31, 1992


ASSETS
- - ------

Cash designated to purchase Sun Company, Inc.
   common stock                                               $ 21,828

Sun Company, Inc. common stock, at cost (6,041 shares
   with market value of $169,148)                              155,737
                                                              --------
                                                              $177,565
                                                              ========


LIABILITIES AND MEMBERS' ACCOUNTS
- - ---------------------------------

Payable to broker for securities purchased                    $ 21,492

Members' accounts                                              156,073
                                                              --------
                                                              $177,565
                                                              ========


           STATEMENT OF INCOME AND CHANGES IN MEMBERS' ACCOUNTS
                   FOR THE YEAR ENDED DECEMBER 31, 1992


Contributions                                                $ 564,475

Cost of 21,273 shares of Sun Company, Inc.
   common stock distributed to members                        (586,518)
                                                             ---------

Net decrease in members' accounts                              (22,043)

Members' accounts, December 31, 1991                           178,116
                                                             ---------

Members' accounts, December 31, 1992                         $ 156,073
                                                             =========



              See accompanying notes to financial statements.

                     SUN COMPANY, INC. & SUBSIDIARIES
                           STOCK SUPPLEMENT PLAN
           STATEMENT OF INCOME AND CHANGES IN MEMBERS' ACCOUNTS
                   FOR THE YEAR ENDED DECEMBER 31, 1991


Contributions                                                $ 702,286

Cost of 23,635 shares of Sun Company, Inc.
   common stock distributed to members                        (719,185)
                                                             ---------

Net decrease in members' accounts                              (16,899)

Members' accounts, December 31, 1990                           195,015
                                                             ---------

Members' accounts, December 31, 1991                         $ 178,116
                                                             =========





              See accompanying notes to financial statements.

                     SUN COMPANY, INC. & SUBSIDIARIES
                           STOCK SUPPLEMENT PLAN
                       NOTES TO FINANCIAL STATEMENTS


1. The Sun Company, Inc. & Subsidiaries Stock Supplement Plan (Plan), established July 1, 1975, has a fiscal year ending June 30. The Plan Administrator has adopted a calendar year for financial reporting purposes. A participant may contribute any whole percentage up to 20% of base pay. Every three months cash contributions from participants are used to purchase whole shares of Sun Company, Inc. common stock (Common Stock) which are then sent by the transfer agent to members as soon as practicable. Prior to the purchase of such shares, the cash is held by the Trustee, The Philadelphia National Bank.

     Cash represents amounts received from individual participants to be used for the purchase of shares of Common Stock. Common Stock held at December 31, which is stated at lower of cost or market, represents shares purchased for members that will be distributed in January of the following year. Market value has been determined using the closing stock price of the Sun Company, Inc. common stock as reported in the New York Stock Exchange Composite Transactions quotations on the last business day of the year. The payable to broker for securities purchased represents amounts owed by the Plan for shares purchased by the Trustee on behalf of the individual participants.

     At December 31, 1993, 1992 and 1991, there were 365, 369 and 436 members, respectively. The average cost of shares distributed to members was $25.17, $27.57 and $30.43 in 1993, 1992 and 1991,
     respectively.

2. The Plan is not required to be qualified under the Internal Revenue Code; the federal tax treatment of a purchase of Common Stock under the Plan is the same as if the securities had been purchased on a securities exchange. In the event that Common Stock is purchased on the open market, brokerage commissions paid by Sun Company, Inc. will be considered taxable income to the participant and withholding will be required if the participant is a current employee.

3.   All costs and expenses in administering the Plan are paid by Sun
     Company, Inc.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following document is filed as part of this report:

     3.  Exhibits:

            23  -   Consent of Independent Accountants for the Sun Company,
                    Inc. & Subsidiaries Stock Supplement Plan.