Form 10-Q
period 1994-03-31
SUN CO INC
filed 1994-05-13
CIK 95304

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number 1-6841

                             SUN COMPANY, INC.
       ------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                         23-1743282
- - ---------------------------------------------   -------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer
              or organization)                  Identification No.)

     TEN PENN CENTER, 1801 MARKET STREET, PHILADELPHIA, PA 19103-1699
     ----------------------------------------------------------------
                 (Address of principal executive offices)
                                (Zip Code)

                              (215) 977-3000
     ----------------------------------------------------------------
           (Registrant's telephone number, including area code)

                              NOT APPLICABLE
- - --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO
     ------           ------

At March 31, 1994, 106,851,665 shares of common stock were outstanding.

                             SUN COMPANY, INC.
                             -----------------

                                   INDEX



                                                            Page No.
                                                            --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          for the Three Months Ended March 31, 1994
          and 1993                                             3

          Condensed Consolidated Balance Sheets at
          March 31, 1994 and December 31, 1993                 4

          Condensed Consolidated Statements of Cash
          Flows for the Three Months Ended March 31,
          1994 and 1993                                        5

          Notes to Condensed Consolidated Financial
          Statements                                           6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                          12

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                   18

  Item 6. Exhibits and Reports on Form 8-K                    18



SIGNATURE                                                     20

                                  PART I
                           FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
- - --------------------------------------------------------------------------
                                                      For the Three Months
                                                         Ended March 31
                                                      --------------------
                                                         1994       1993
                                                       ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $471 in 1994 and $422 in 1993)       $2,056     $2,285
Interest income                                             3          5
Income (loss) from investments in operations
  held for sale (Note 2)                                   (4)        --
Other income                                               12         14
                                                       ------     ------
                                                        2,067      2,304
                                                       ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses            1,227      1,514
Selling, general and administrative expenses              166        148
Taxes, other than income taxes                            505        469
Depreciation, depletion and amortization                   90         85
Exploratory costs and leasehold impairment                  6          7
Minority interest                                           6          3
Interest cost and debt expense                             20         22
Interest capitalized                                       (2)        (3)
                                                       ------     ------
                                                        2,018      2,245
                                                       ------     ------
Income before provision for income taxes
  and cumulative effect of change in
  accounting principle                                     49         59
Provision for income taxes                                 15         24
                                                       ------     ------
Income before cumulative effect of change
  in accounting principle                                  34         35
Cumulative effect of change in accounting
  principle (Note 3)                                       (7)         5
                                                       ------     ------
NET INCOME                                             $   27     $   40
                                                       ======     ======
Earnings per share of common stock:*
  Income before cumulative effect of change in
   accounting principle                                 $ .32       $.32
  Cumulative effect of change in accounting principle    (.07)       .05
                                                        -----       ----
  Net income                                            $ .25       $.37
                                                        =====       ====

Cash dividends paid per share of common stock            $.45       $.45
                                                         ====       ====
- - ----------------
*Based on the weighted average number of shares outstanding (in thousands) of 107,091 in 1994 and 106,443 in 1993.

                         (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries
                                                       At          At
                                                    March 31   December 31
                                                      1994        1993
(Millions of Dollars)                                    (UNAUDITED)
- - --------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents, at cost which
  approximates market                               $  189       $  118
Accounts and notes receivable, net of allowances       556          572
Inventories:
  Crude oil                                            132          140
  Refined products                                     217          244
  Materials, supplies and other                         76           80
Deferred income taxes                                  119          123
                                                    ------       ------
Total Current Assets                                 1,289        1,277

Investment in Coal Operations Held for Sale (Note 2)   110          113
Investment in Real Estate Operations Held
  for Sale (Note 2)                                    153          134
Long-Term Receivables and Investments                  215          217
Properties, Plants and Equipment                     7,717        7,753
Less Accumulated Depreciation, Depletion
  and Amortization                                   3,938        3,922
                                                    ------       ------
Properties, Plants and Equipment, net                3,779        3,831

Deferred Charges and Other Assets                      313          328
                                                    ------       ------
Total Assets                                        $5,859       $5,900
                                                    ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $  554       $  641
Accrued liabilities                                    458          487
Short-term borrowings                                  191          110
Current portion of long-term debt                       26           26
Taxes payable                                          205          241
                                                    ------       ------
Total Current Liabilities                            1,434        1,505

Long-Term Debt                                         822          726
Retirement Benefit Liabilities                         522          523
Deferred Income Taxes                                  378          369
Other Deferred Credits and Liabilities                 396          421
Commitments and Contingent Liabilities (Note 4)
Minority Interest                                      359          372
Stockholders' Equity (Note 5)                        1,948        1,984
                                                    ------       ------
Total Liabilities and Stockholders' Equity          $5,859       $5,900
                                                    ======       ======
- - ----------------
Sun follows the successful efforts method of accounting for oil and gas exploration and production operations.

                         (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
- - -------------------------------------------------------------------------
                                                     For the Three Months
                                                        Ended March 31
                                                      -------------------
                                                         1994       1993
                                                        -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  27      $  40
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Cumulative effect of change in accounting
      principle                                             7         (5)
    Depreciation, depletion and amortization               90         85
    Dry hole costs and leasehold impairment                 3          3
    Deferred income taxes                                  25          1
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                        16         72
      Inventories                                          39        (16)
      Accounts payable and accrued liabilities           (136)      (146)
      Taxes payable                                       (36)       (44)
    Other                                                   5          1
                                                        -----      -----
Net cash provided by (used in) operating activities        40         (9)
                                                        -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (95)       (83)
  Cash used by coal operations held for sale               (3)        (7)
  Cash used by real estate operations held for sale       (17)       (17)
  Proceeds from divestments                                 8         45
  Other                                                    (2)        12
                                                        -----      -----
Net cash used in investing activities                    (109)       (50)
                                                        -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                  81         35
  Proceeds from issuance of long-term debt                193         21
  Repayments of long-term debt                            (91)       (24)
  Cash dividend payments                                  (48)       (48)
  Other                                                     5          1
                                                        -----      -----
Net cash provided by (used in) financing activities       140        (15)
                                                        -----      -----
Net increase (decrease) in cash and cash equivalents       71        (74)
Cash and cash equivalents at beginning of period          118        179
                                                        -----      -----
Cash and cash equivalents at end of period              $ 189      $ 105
                                                        =====      =====

                         (See Accompanying Notes)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------


1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the cumulative effect of change in accounting principle (Note 3). Results for the three months ended March 31, 1994 are not necessarily indicative of results for the full year 1994.

2.   Investments in Operations Held for Sale.

     In January 1993, Sun decided to sell the assets of the Company's coal and cokemaking operations comprised of Sun Coal Company and Elk River Resources, Inc. and its subsidiaries (collectively, "Sun Coal"). In connection with this decision, Sun sold its western U.S. coal operations during 1993 and continues to actively pursue the sale of its remaining eastern U.S. coal and cokemaking operations.

     In October 1991, the Company's Board of Directors approved a plan to dispose of the Company's investment in Radnor Corporation ("Radnor"), its wholly owned real estate development subsidiary. In connection with this plan, the Company is actively pursuing a program of controlled disposition.

     Prior to the fourth quarter of 1993, coal and real estate operations had been classified as discontinued operations in the consolidated financial statements. In accordance therewith, results of operations of Sun's coal and real estate businesses subsequent to their measurement dates of December 31, 1992 and September 30, 1991, respectively, had been excluded from the consolidated statements of income. In November 1993, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 93 which requires discontinued operations that have not been divested within one year of their measurement dates to be accounted for prospectively as investments held for sale. As a result, pretax income (loss) from Sun's coal and real estate operations, which totalled $(6) and $2 million, respectively, during the first quarter of 1994, has been included as a single amount in income from continuing operations. On an after-tax basis, income from Sun's coal and real estate operations were breakeven and $2 million, respectively, during the first quarter of 1994.

     The net assets and liabilities relating to the coal and real estate operations held for sale have been segregated on the condensed consolidated balance sheets from their historic classifications to separately identify them as investments in operations held for sale. Such amounts are summarized as follows:

                                                  March 31     December 31
                                                    1994           1993
                                                  --------     -----------
                                                    (Millions of Dollars)
       Coal Operations

     Accounts receivable                             $  19        $  18
     Inventories                                        25           27
     Properties, plants and equipment                  170          175
     Other assets                                       31           32
     Accounts payable and accrued liabilities          (35)         (40)
     Retirement benefit liabilities                    (45)         (44)
     Other liabilities                                 (55)         (55)
                                                     -----        -----
     Investment in coal operations held for sale     $ 110        $ 113
                                                     =====        =====

       Real Estate Operations

     Inventories                                     $ 159        $ 158
     Properties, plants and equipment                  382          374
     Other assets                                       38           49
     Nonrecourse financing                             (90)         (90)
     Recourse debt                                    (307)        (324)
     Other liabilities                                 (29)         (33)
                                                     -----        -----
     Investment in real estate operations
      held for sale                                  $ 153        $ 134
                                                     =====        =====

     As part of a restructuring of Radnor's recourse debt obligations during 1992, the Company, through its wholly owned subsidiary, The Claymont Investment Company, has provided Radnor with a $100 million credit facility. As of March 31, 1994, there was $40 million borrowed against this facility. Amounts borrowed by Radnor under this facility are not collateralized by any of its assets.

     Radnor's recourse debt obligations require that its stockholder's equity, which totalled $102 at March 31, 1994, equal at least $100 million. In the event that Radnor's stockholder's equity declines below this amount, the Company would have the option to make a capital contribution to Radnor to avoid default by Radnor on these obligations or to advance the remaining amount available under the $100 million credit facility.

3.   Changes in Accounting Principles.

       Postemployment Benefits

     Effective January 1, 1994, Sun adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). It requires companies to recognize the obligation to provide benefits to their former or inactive employees after employment but before retirement. The cumulative effect of this accounting change for years prior to 1994, which is shown separately in the condensed consolidated statement of income, decreased net income for the three months ended March 31, 1994 by $7 million (after related income tax benefit of $4 million), or $.07 per share of common stock. Excluding the cumulative effect, this change did not have a significant impact on Sun's net income for the three months ended March 31, 1994.

       Income Taxes

     Effective January 1, 1993, Sun adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") which changed the method of computing deferred income taxes from a deferred to a liability approach. Under the liability method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse, and on available tax credits and carryforwards. The cumulative effect of this accounting change for years prior to 1993, which is shown separately in the condensed consolidated statement of income, increased net income for the three months ended March 31, 1993 by $5 million, or $.05 per share of common stock. Excluding the cumulative effect, this change increased net income for the first quarter of 1993 by $9 million, or $.09 per share of common stock, primarily due to lower U.S. income tax expense on foreign earnings. Since the deferred income tax assets and liabilities will have to be adjusted for any enacted change in tax rate, Sun's net income may be subject to increased volatility.

4.   Commitments and Contingent Liabilities.

     In 1992, a wholly owned subsidiary of the Company became a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $220 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. As of March 31, 1994, BEF had borrowed $170 million against a construction loan facility of which the Company guarantees one-third or $57 million. The plant, which had an original designed capacity of 12,600 barrels daily of MTBE, should be able to run in excess of this capacity when it becomes fully operational. After completion of start-up tests in the second half of 1994, the construction loan will be converted into a five-year, nonrecourse term loan with a first priority lien on all project assets.

     In order to obtain a secure supply of oxygenates for the manufacture of reformulated fuels, Sun has entered into a 10-year off-take agreement with BEF which commences when the plant becomes fully operational. Pursuant to this agreement, Sun will purchase all of the

     MTBE production from the plant. The minimum per unit price to be paid for the first 12,600 barrels daily of MTBE production while the nonrecourse term loan is outstanding will be equal to BEF's annual raw material and operating costs and debt service payments divided by the plant's annual designed capacity. Notwithstanding this minimum price, Sun has agreed to pay BEF a price during the first three years of the off-take agreement which approximates prices included in current MTBE long-term sales agreements in the marketplace. This price is expected to exceed the minimum price required by the loan agreement. Sun will negotiate a new pricing arrangement with BEF for the remaining years the off-take agreement is in effect which will be based upon the expected market conditions existing at such time.

     Sun is subject to federal, state, local and foreign laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. These laws result in loss contingencies for Sun's remediation at the Company's refineries, service stations, terminals, pipelines and truck transportation facilities as well as third-party or formerly owned sites at which contaminants generated by Sun may be located.

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject the Company to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at various sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 1994, Sun had been named as a PRP at 45 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of its facilities and will be required to be undertaken by the Company at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

     Sun's policy is to accrue environmental remediation costs for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are based on currently available facts, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. Sun's international production and Canadian operations are subject to less demanding environmental regulatory requirements than its U.S. operations and these less stringent requirements are considered in determining the accruals for those locations. Sun's accruals reflect the Company's philosophy of aggressively managing remediation costs to ensure the most cost-effective method of protecting the health, safety and environment of affected communities. The accrued liability for environmental remediation totalled $245 million at March 31, 1994 and $259 million at December 31, 1993. Sun also accrues estimated dismantlement, restoration, reclamation and abandonment costs at its oil and gas exploration and production and oil sands mining operations through a charge against income primarily on a units of production basis. The accrued liability for these activities, which are conducted primarily by Suncor, Sun's 55 percent owned subsidiary, totalled $117 million at March 31, 1994 and $119 million at December 31, 1993. The accruals for environmental remediation and reclamation activities are included primarily in other deferred credits and liabilities in the condensed consolidated balance sheets. Pretax charges against income for environmental remediation and reclamation totalled $4 and $5 million for the three months ended March 31, 1994 and 1993, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $12 million at March 31, 1994 and are included in deferred charges and other assets in the condensed consolidated balance sheet.

     Total future cost for environmental remediation activities will depend upon, among other things, the identification of additional sites, the determination of the extent of contamination of each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing requirements, the nature and extent of future environmental laws, inflation rates and the determination of Sun's liability at multi-party sites, if any, in light of the number, participation levels and financial viability of other parties.

     Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the environmental matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun.

     Management believes that any costs attributable to the matters discussed above are expected to be incurred over an extended period of time and to be funded from Sun's net cash flow from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations, cash flow or liquidity for any one quarter or year, management of Sun believes that any liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at March 31, 1994. Furthermore, management of Sun believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flow or liquidity.

5.   Stockholders' Equity.
                                                   At           At
                                               March 31     December 31
                                                 1994          1993
                                               --------     -----------
                                               (Millions of Dollars)

     Common stock, par value $1 per share       $  129        $  129
     Capital in excess of par value              1,307         1,303
     Cumulative foreign currency translation
       adjustment                                  (82)          (62)
     Earnings employed in the business           1,615         1,636
                                                ------        ------
                                                 2,969         3,006
     Less common stock held in treasury,
       at cost                                   1,021         1,022
                                                ------        ------
     Total                                      $1,948        $1,984
                                                ======        ======

6.   Supplemental Cash Flow Information.

     Cash payments for income taxes and interest were as follows:

                                                  For the Three Months
                                                     Ended March 31
                                                  --------------------
                                                     1994      1993
                                                     ----      ----
                                                  (Millions of Dollars)

     Income taxes                                      $8       $62
     Interest (net of amounts capitalized)             $4       $ 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS

Earnings Profile of Sun Businesses (after tax)
- - ----------------------------------------------

                                     Three Months Ended
                                           March 31
                                     ------------------
                                       1994      1993      Variance
                                       ----      ----      --------
                                           (Millions of Dollars)

Fuels:
  Wholesale fuels                      $(11)     $(31)       $ 20
  Branded marketing                       8        19         (11)
Lubricants:
  Lubes                                  14        19          (5)
  Related fuels                           4       (13)         17
Chemicals                                (3)        7         (10)
Logistics                                11        10           1
International production                 14        25         (11)
Canada (Suncor):*
  Exploration and production              1         1          --
  Oil sands                               2         6          (4)
  Refining and marketing                  5         3           2
  Corporate expenses**                   (1)       (3)          2
  Net financing expenses                 (1)       (1)         --
                                       ----      ----        ----
    Total Canada (Suncor)                 6         6          --
Corporate:
  Corporate expenses                     (5)       (4)         (1)
  Net financing expenses                 (6)       (3)         (3)
Income from operations held
 for sale:***
  Coal                                   --        --          --
  Real estate                             2        --           2
                                       ----      ----        ----
                                         34        35          (1)

Cumulative effect of change in
  accounting principle+                  (7)        5         (12)
                                       ----      ----        ----
Consolidated net income                $ 27      $ 40        $(13)
                                       ====      ====        ====
- - ----------------
  *Sun reduced its ownership interest in Suncor from approximately
   68 percent to 55 percent in May 1993.
 **Includes consolidation adjustments.
***Effective in the fourth quarter of 1993, coal and real estate operations are accounted for as investments held for sale. During the first nine months of 1993, as discontinued operations, earnings from these businesses were excluded from Sun's consolidated results of operations.
  +Consists of the impact of the cumulative effect of a change in the method of accounting for postemployment benefits in 1994 and a change in the method of accounting for income taxes in 1993.

Analysis of Earnings Profile of Sun Businesses
- - ----------------------------------------------

In the three-month period ended March 31, 1994, Sun earned $27 million, or $.25 per share of common stock, compared with earnings of $40 million, or $.37 per share for the first quarter of 1993. Excluding the cumulative effect of a change in accounting principle reflected in each of the respective reporting periods, Sun earned $34 million during the first three months of 1994 compared to $35 million during the first three months of 1993.

Fuels -- Losses from Sun's domestic Fuels business declined from $12 million in the first quarter of 1993 to $3 million in the first quarter of 1994. The improvement was in Wholesale Fuels operations at Sun's Marcus Hook, PA, Philadelphia, PA and Toledo, OH refineries, where losses decreased from $31 million in the 1993 first quarter to $11 million in the current quarter. Income from Branded Marketing operations decreased from $19 million in the year-ago quarter to $8 million in the first quarter of 1994.

The $20 million improvement in Wholesale Fuels results was due largely to improved margins ($34 million) across most products, particularly middle distillates, residual fuels and wholesale gasoline. Partially offsetting this increase were higher refinery operating expenses at the Company's three Fuels refineries ($10 million) and lower sales volumes ($3 million) caused largely by severe winter weather conditions in the northeastern United States.

In Branded Marketing, the $11 million decline was caused largely by higher operating and distribution expenses ($5 million), due in part to weather conditions, and by increased expenses related to the ongoing conversion of the Atlantic brand to Sunoco and the upgrading of the Sunoco image ($3 million). A four percent decline in branded gasoline sales volumes ($2 million) also contributed to the decrease in Branded Marketing earnings. The volume decline was caused primarily by Sun's 1993 withdrawal from areas supplied by the Tulsa Refinery and by severe wintertime driving conditions which reduced gasoline sales.

In April 1994, Sun was awarded a five-year contract to supply 16 service stations along the Ohio Turnpike. These additional service station outlets are expected to add approximately three thousand barrels daily to Sun's refined product sales volumes by the end of the 1994 second quarter.

Lubricants -- Results from Sun's Lubricants business, comprised of the manufacturing, packaging and marketing of lubricants and specialty oil products as well as the related manufacturing and wholesale marketing of fuels produced at Sun's Tulsa and Puerto Rico refineries, increased $12 million over the 1993 first quarter. Income from sales of lubricant products was $14 million in the current quarter, down from $19 million in the year-ago quarter due to lower margins ($5 million), particularly for base oils. Higher expenses ($2 million) resulting largely from increased refinery production levels were offset by the favorable impact of 12 percent higher lubricants sales volumes. Income from Related Fuels operations was $4 million during the first quarter of 1994, representing a $17 million improvement from the 1993 first quarter loss of $13 million. The improvement was due to higher margins on wholesale fuels products ($15 million) and higher sales volumes ($3 million).

Chemicals -- Sun's domestic Chemicals business had a loss of $3 million in the 1994 first quarter, versus income of $7 million in the prior year period. Production curtailments at the Company's three Fuels refineries primarily due to the extreme weather conditions contributed to lower sales volumes ($2 million) and higher operating expenses ($4 million) during the quarter. Margins were down ($4 million) versus year-ago levels due largely to higher feedstock costs and declining aromatics prices.

Logistics -- Logistics (pipeline transportation and petroleum terminalling operations) income was $11 million, an increase of $1 million versus the year-ago quarter.

International Production -- International Production earnings were $14 million in the 1994 first quarter versus $25 million in the first quarter of 1993. The $11 million decline was due largely to 17-percent-lower crude oil prices ($5 million) and the absence of after-tax foreign exchange gains ($4 million) recorded in the 1993 first quarter. The favorable impact of higher North Sea crude oil production volumes ($6 million) was essentially offset by higher depreciation and cost and operating expenses.

The average price received for Sun's international crude oil production was $13.85 per barrel in the first three months of 1994 compared to $16.71 per barrel for the first quarter of 1993. Sun's average net production of crude oil was 26.4 thousand barrels daily during the first three months of 1994 compared to average net production of 36.4 thousand barrels daily for the first quarter of 1993. The production decline is the result of the absence of volumes from properties located in Dubai which were sold in April 1993. Excluding the Dubai volumes, crude production increased 42 percent from the prior year quarter due to improved operations and Sun's increased ownership interests in the Balmoral and Stirling fields in the U.K. North Sea.

The average price received for Sun's international natural gas production was $2.84 per thousand cubic feet for the current quarter compared to $2.61 per thousand cubic feet in the 1993 first quarter. Sun's average net production of natural gas was 63 million cubic feet daily in the first quarter of 1994 compared to 76 million cubic feet daily in the first quarter of 1993.

Canada (Suncor) -- Canadian exploration and production results of $1 million were unchanged from the year-ago quarter as lower operating and administrative expenses and higher natural gas prices were offset by lower crude oil prices and natural gas volumes. Oil sands results declined $4 million due to a 26-percent decline in synthetic crude oil prices to $13.25 per barrel ($7 million), partially offset by higher production volumes ($4 million). Synthetic crude oil production volumes increased 17 percent from
57.0 thousand barrels daily during the 1993 first quarter to 66.5 thousand barrels daily during the first three months of 1994. The increase in production was due, in part, to modifications made to the oil sands plant's upgrader in 1993. Canadian refining and marketing income increased $2 million due to improved margins, particularly for distillates. The impact of slightly higher sales volumes was offset by lower retail gasoline margins.

Corporate -- Net financing expenses were up $3 million versus the year-ago quarter due to the absence of a $3 million after-tax gain on the sale of an equity investment recognized in the first quarter of 1993.

Income from Operations Held for Sale -- For a discussion of Sun's coal and real estate operations held for sale, see Note 2 to the condensed consolidated financial statements.

Cumulative Effect of Change in Accounting Principle -- For information concerning changes in accounting principles, see Note 3 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
- - ---------------------------------------------

Sales and other operating revenue decreased $229 million, or 10 percent, principally due to lower refined product sales prices ($186 million) and lower revenues from resales of purchased oil and refined products ($86 million), partially offset by an increase in consumer excise taxes ($49 million). Other income decreased $2 million primarily as a result of lower foreign exchange gains ($6 million), partially offset by higher gains on asset divestments ($3 million). Cost of products sold and operating expenses decreased $287 million, or 19 percent, primarily due to lower resales of purchased oil and refined products ($86 million) and lower domestic crude oil and refined product acquisition costs ($213 million) resulting primarily from the decline in crude oil prices. Selling, general and administrative expenses increased $18 million, or 12 percent, primarily due to higher expenses ($14 million) in Sun's domestic refining and marketing operations. This increase was due in part to higher distribution and other expenses caused by the severe winter weather in the northeastern United States and to increased expenses associated with the conversion of the Atlantic brand to Sunoco and the upgrading of the Sunoco image. Taxes, other than income taxes increased $36 million, or 8 percent, as higher consumer excise taxes ($49 million) were partially offset by lower crude oil and natural gas production taxes ($9 million). Depreciation, depletion and amortization increased $5 million, or 6 percent, primarily as a result of increased crude oil production in the U.K. North Sea. The $3 million increase in minority interest is primarily due to a reduction in the Company's ownership interest in Suncor, its Canadian subsidiary. Interest cost and debt expense decreased $2 million, or 9 percent, due to lower average corporate borrowings and lower borrowings at Helios Capital Corporation, Sun's leasing subsidiary. For a discussion of the cumulative effect of change in accounting principle, see Note 3 to the condensed consolidated financial statements.

                            FINANCIAL CONDITION

Cash Generation and Divestment Activities
- - -----------------------------------------

In the first quarter of 1994, Sun's net cash provided by (used in) operating activities ("cash generation") was $40 million compared to $(9) million in the first quarter of 1993. The $49 million improvement in cash generation is largely due to higher refined product margins. Divestment activities also have enhanced Sun's cash flow and liquidity. During the first quarters of 1994 and 1993, proceeds from divestments totalled $8 and $45 million, respectively.

Net cash provided by operating and divestment activities has enabled, and is expected to continue to enable, Sun to sustain the current cash dividend, pursue its capital program and fulfill its financing obligations.

Cash, Working Capital and Financial Capacity
- - --------------------------------------------

At March 31, 1994, cash and cash equivalents were $189 million compared to $118 million at December 31, 1993, an increase of 60 percent. At March 31, 1994, Sun had a working capital deficit of $145 million compared to a working capital deficit of $228 million at December 31, 1993. This $83 million reduction in the working capital deficit reflects the $102 million cash provided by long-term borrowings net of debt repayments during the first three months of 1994. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting to a significant portion of the inventories reflected in the condensed consolidated balance sheet. The current replacement cost of all such inventories exceeds the carrying value at March 31, 1994, by approximately $395 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for its ongoing operations.

Cash generation will continue to be subject to volatility primarily due to fluctuations in refined product margins and crude oil prices. In the event that cash generation is insufficient to satisfy near-term cash requirements, the Company has access to $500 million of short-term financing for operations in the form of commercial paper and revolving credit agreements from commercial banks. There were no borrowings against these revolving credit agreements at March 31, 1994. These facilities support Sun's commercial paper borrowings, which amounted to $131 million at March 31, 1994. The Company also has access to short-term financing under non-committed money market facilities. At March 31, 1994, $60 million was borrowed through these facilities. Suncor also has a revolving term credit facility available for its own use aggregating $289 million.
At March 31, 1994, Suncor had borrowed $11 million against this facility. In addition, Sun's capital spending levels from time to time are adjusted in response to changes in cash generation as a portion of capital spending is discretionary in nature.

As of March 31, 1994, Sun's long-term debt to long-term capitalization ratio was 29.6 percent. As indicated by this ratio, management believes that Sun has substantial long-term borrowing capacity which is available to pursue strategic and other operational investment opportunities as they arise.

During the first quarter of 1994, Sun signed a letter of intent with Chevron U.S.A. Products Co. to purchase Chevron's 177,000 barrel-a-day Philadelphia refinery and Chevron's one-third interest in a petroleum pipeline connecting the refinery to the New York Harbor, for approximately $170 million, including inventory. In the first quarter of 1994, Sun also signed an agreement to acquire from LASMO plc a 45 percent interest in Block 3/8A located in the North Sea for $59 million plus Sun's 20 percent interest in Block 16/12a also located in the North Sea. Production from Block 3/8A is expected to approximate 11,000 net barrels of crude oil per day. The Company is hopeful that these planned acquisitions will be concluded in the third quarter, which should enhance Sun's earnings and cash flow in 1994.

                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings

     On March 11, 1994, Sun was advised by the Department of Justice, Environmental Enforcement Division ("DOJ") and the United States Environmental Protection Agency ("EPA") that they contemplated the filing of two lawsuits against Sun Company, Inc. (R&M) ("Sun(R&M)"), and a single suit against Atlantic Refining & Marketing Corp. ("Atlantic"), both wholly owned subsidiaries of the Company. The first threatened suit seeks civil penalties and injunctive relief against both Sun(R&M) and Atlantic regarding certain alleged violations of a National Pollution Discharge Elimination System ("NPDES") Permit at Sun's Philadelphia Refinery. The second threatened suit, against Sun(R&M) only, seeks civil penalties and injunctive relief regarding certain alleged violations of federal pre-treatment regulations under the Clean Water Act. Both Sun(R&M) and Atlantic have commenced negotiations with the DOJ and the EPA, in an effort to review and settle these allegations. These negotiations remain ongoing and it is anticipated that any negotiated settlement will likely involve the payment of civil fines in excess of $100,000 in each case.

     Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings, including those discussed above, would not be material in relation to the consolidated financial position of Sun at March 31, 1994.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     11 - Statements re Sun Company, Inc. and Subsidiaries Computation of
          Per Share Earnings for the Three-Month Periods Ended March 31, 1994 and 1993.

     12 - Statement re Sun Company, Inc. and Subsidiaries Computation of
          Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 1994.

Reports on Form 8-K:

     The Company filed a report on Form 8-K on February 24, 1994 to disclose under Item 5, "Other Events," that Sun signed a letter of intent to acquire Chevron's Philadelphia refinery and its interest in a related pipeline. For additional information concerning this planned acquisition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part I above.

We are pleased to furnish this report to shareholders who request it by writing to:
                    Sun Company, Inc.
                    Shareholder Relations
                    Ten Penn Center
                    1801 Market Street
                    Philadelphia, PA  19103-1699

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     SUN COMPANY, INC.



BY   s/ RICHARD L. CARTLIDGE
     -----------------------
     Richard L. Cartlidge
     Comptroller
     (Principal Accounting Officer)

DATE May 12, 1994