Form 10-K/A
period 1993-12-31
SUN CO INC
filed 1994-06-23
CIK 95304

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

                              AMENDMENT NO. 2

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

DATE June 22, 1994

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction F to Form 10-K and Rule 15(d)-21 under the Securities Exchange Act of 1934, the financial statements required by Form 11-K with respect to the Sun Company, Inc. Capital Accumulation Plan are furnished as part of the Sun Company, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1993. As permitted by the rules with respect to Form 11-K, plan financial statements for the Sun Company, Inc. Capital Accumulation Plan are furnished in accordance with the financial reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Plan Administrator of the Sun Company, Inc. Capital
  Accumulation Plan:


We have audited the accompanying statements of net assets available for plan benefits of the Sun Company, Inc. Capital Accumulation Plan (Plan) as of December 31, 1993 and 1992, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above (pages 4 through 21) present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1993 and 1992, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Plan (pages 22 and 23), Assets Held for Investment Purposes at December 31, 1993 and Schedule of Reportable Transactions for the Year Ended December 31, 1993 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statement of net assets available for plan benefits and the statement of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                        COOPERS & LYBRAND



2400 Eleven Penn Center
Philadelphia, PA  19103
June 8, 1994

                             SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                        AT DECEMBER 31, 1993


ASSETS                                FUND A          FUND B          FUND C           FUND D         ESOP FUND          TOTAL
- - - - - ------                             -----------     -----------     ------------     -----------     ------------     ------------

Investments (Notes 1 and 2):
  Units of participation in:
    Short-term funds               $   846,710     $ 2,091,784     $         --     $   319,798     $  1,701,822     $  4,960,114
    Equities fund
      (cost $30,096,767)            43,829,388              --               --              --               --       43,829,388
    Diversified investments
      fund (cost $41,119,806)               --      48,229,357               --              --               --       48,229,357
  Investment in Sun Company, Inc.
    Capital Preservation Master
    Trust (Note 1)                          --              --      210,860,431              --               --      210,860,431
  Sun common stock fund (690,418
    shares; cost $20,996,091)               --              --               --      20,281,121               --       20,281,121
  Employee stock ownership plan
    fund (3,674,090 shares;
    cost $102,841,668)                      --              --               --              --      107,926,929      107,926,929
Cash and receivables                     1,956           5,448               --              --            1,485            8,889
Interfund transfer
    receivable/(payable)               142,148       1,121,419         (287,127)        (26,040)        (950,400)              --
                                   -----------     -----------     -------------    -----------     ------------     ------------
Total assets                        44,820,202      51,448,008      210,573,304      20,574,879      108,679,836      436,096,229
                                   -----------     -----------     ------------     -----------     ------------     ------------

LIABILITIES
- - - - - -----------

Miscellaneous payables                  14,531          41,830          119,088           7,417           40,072          222,938
                                   -----------     -----------     ------------     -----------     ------------     ------------
Total liabilities                       14,531          41,830          119,088           7,417           40,072          222,938
                                   -----------     -----------     ------------     -----------     ------------     ------------
NET ASSETS AVAILABLE
FOR PLAN BENEFITS (Note 3)         $44,805,671     $51,406,178     $210,454,216     $20,567,462     $108,639,764     $435,873,291
                                   ===========     ===========     ============     ===========     ============     ============

                           See accompanying notes to financial statements.


                             SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                FOR THE YEAR ENDED DECEMBER 31, 1993


                                      FUND A          FUND B          FUND C           FUND D         ESOP FUND          TOTAL
                                   -----------     -----------     ------------     -----------     ------------     ------------

Additions (deductions):
  Employees' contributions         $ 3,367,569     $ 2,420,654     $ 10,484,800     $ 3,013,353     $         --     $ 19,286,376

  Employers' contributions                  --              --               --              --        5,851,868        5,851,868

  Transfers and rollovers
    from other tax-qualified
    plans (Note 1)                     483,988         932,555        1,731,310          13,580            7,933        3,169,366

  Interfund transfers                2,328,330      15,353,708          460,642      (2,091,724)     (16,050,956)              --

  Dividend income                    1,120,303       1,911,755               --       1,221,872        6,986,780       11,240,710

  Interest income                       23,147          38,372               --           7,247           51,529          120,295

  Increase in value of
    participation in Sun
    Company, Inc. Capital
    Preservation Master
    Trust (Note 1)                          --              --       15,651,013              --               --       15,651,013

  Net appreciation in
    fair value of
    investments (Note 3)             2,743,311       3,407,138               --       1,041,867        5,413,638       12,605,954

  Benefits paid to participants     (1,757,589)     (2,103,700)     (16,030,435)       (432,323)      (4,525,255)     (24,849,302)

  Administrative expenses
    (Note 2)                           (56,935)       (143,535)        (466,982)        (27,886)        (158,245)        (853,583)
                                   -----------     -----------     ------------     -----------     ------------     ------------
Net additions (deductions)           8,252,124      21,816,947       11,830,348       2,745,986       (2,422,708)      42,222,697

Net assets available for
  plan benefits,
  January 1, 1993                   36,553,547      29,589,231      198,623,868      17,821,476      111,062,472      393,650,594
                                   -----------     -----------     ------------     -----------     ------------     ------------
Net assets available for
  plan benefits,
  December 31, 1993                $44,805,671     $51,406,178     $210,454,216     $20,567,462     $108,639,764     $435,873,291
                                   ===========     ===========     ============     ===========     ============     ============


                           See accompanying notes to financial statements.


                             SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                        AT DECEMBER 31, 1992*


ASSETS                                FUND A          FUND B          FUND C           FUND D         ESOP FUND          TOTAL
- - - - - ------                             -----------     -----------     ------------     -----------     ------------     ------------

Investments (Notes 1 and 2):
  Units of participation in:
    Short-term funds               $   670,854     $   843,058     $         --     $    87,978     $   558,177      $  2,160,067
    Equities fund (cost
      $23,928,413)                  34,947,451              --               --              --              --        34,947,451
    Diversified investments
      fund (cost $24,137,417)               --      27,839,821               --              --              --        27,839,821
  Investment in Sun Company, Inc.
    Capital Preservation Master
    Trust (Note 1)                          --              --      201,183,347              --              --       201,183,347
  Sun common stock fund
    (630,410 shares; cost
    $19,265,063)                            --              --               --      17,651,480              --        17,651,480
  Employee stock ownership
    plan fund (4,000,349
    shares; cost $111,089,988)              --              --               --              --     112,009,772       112,009,772
Cash and receivables                   240,871         250,808           32,701              --           4,302           528,682
Interfund transfer
    receivable/(payable)               810,743         852,615         (404,365)         98,334      (1,357,327)               --
                                   -----------     -----------     ------------     -----------    ------------      ------------
Total assets                        36,669,919      29,786,302      200,811,683      17,837,792     111,214,924       396,320,620
                                   -----------     -----------     ------------     -----------    ------------      ------------

LIABILITIES
- - - - - -----------

Miscellaneous payables                 116,372         197,071        2,187,815          16,316         152,452         2,670,026
                                   -----------     -----------     ------------     -----------    ------------      ------------
Total liabilities                      116,372         197,071        2,187,815          16,316         152,452         2,670,026
                                   -----------     -----------     ------------     -----------    ------------      ------------
NET ASSETS AVAILABLE FOR
PLAN BENEFITS (Note 3)             $36,553,547     $29,589,231     $198,623,868     $17,821,476    $111,062,472      $393,650,594
                                   ===========     ===========     ============     ===========    ============      ============

*Reclassified to conform to 1993 presentation.

                           See accompanying notes to financial statements.


                             SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                FOR THE YEAR ENDED DECEMBER 31, 1992

                                 FUND A        FUND B        FUND C         FUND D       ESOP FUND         TOTAL
                              -----------   -----------   ------------   -----------    ------------   ------------

Additions (deductions):

  Employees' contributions    $ 3,018,472   $ 1,844,265   $ 11,263,013   $ 3,351,955    $         --   $ 19,477,705

  Employers' contributions             --            --             --            --      11,836,963     11,836,963

  Transfers and rollovers
    from other tax-qualified
    plans (Notes 1 and 4)       1,621,255       705,947      3,535,814         6,613         903,813      6,773,442

  Interfund transfers           2,779,399     4,012,842      2,700,607     1,933,549     (11,426,397)            --

  Dividend income                 927,537     1,595,554             --       914,100       7,033,575     10,470,766

  Interest income                  25,779         5,701             --         6,565          43,117         81,162

  Increase in value of
    participation in Sun
    Company, Inc. Capital
    Preservation Master
    Trust (Note 1)                     --            --     15,449,810            --              --     15,449,810

  Net appreciation
    (depreciation) in
    fair value of
    investments (Note 3)        1,559,426       450,017             --      (781,695)     (9,195,719)    (7,967,971)

  Benefits paid to
    participants               (2,174,215)   (2,048,675)   (16,742,272)     (449,030)     (5,123,280)   (26,537,472)

  Administrative expenses
    (Note 2)                      (52,719)      (99,871)      (366,626)      (28,431)       (187,370)      (735,017)
                              -----------   -----------   ------------   -----------    ------------   ------------
Net additions (deductions)      7,704,934     6,465,780     15,840,346     4,953,626      (6,115,298)    28,849,388

Net assets available for
  plan benefits,
  January 1, 1992              28,848,613    23,123,451    182,783,522    12,867,850     117,177,770    364,801,206
                              -----------   -----------   ------------   -----------    ------------   ------------
Net assets available for
  plan benefits,
  December 31, 1992           $36,553,547   $29,589,231   $198,623,868   $17,821,476    $111,062,472   $393,650,594
                              ===========   ===========   ============   ===========    ============   ============

                           See accompanying notes to financial statements.


                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                       NOTES TO FINANCIAL STATEMENTS


1.   GENERAL DESCRIPTION
     -------------------

     The Sun Company, Inc. Capital Accumulation Plan (Plan) is a combined profit-sharing and employee stock ownership plan. The Plan provides eligibility for membership for certain employees of Sun Company, Inc. and its participating subsidiary companies (collectively, Sun) who are paid in U.S. dollars and who have completed at least 1,000 hours of service with Sun in a twelve-month period. An eligible employee can join the Plan at any time starting with the payroll period which begins 30 days after he or she gives written notice to the Plan Administrator.

     The Plan provides an individual account for each participant. Amounts disbursed to participants or transferred between funds are based solely upon amounts contributed to each participant's account adjusted to reflect any withdrawals and distributions, investment earnings attributable to such account balances, and appreciation or depreciation of the market value of the account balance.

     The Plan has a fiscal year ended December 31. The ESOP Fund is an employee stock ownership plan, while the remaining funds form a profit-sharing plan. Employees' contributions are invested by the trustee and investment managers in Funds A, B, C or D as directed by the employees. Employer contributions are invested in the ESOP Fund and are either made in the form of Sun Company, Inc. common stock (Sun Common Stock) or in cash which is invested principally in Sun Common Stock by the trustee.

     Contributions:
     -------------

     In general, a participant may contribute to the Plan up to 5% in whole percentages of base pay on a pre-tax basis (Basic Pre-Tax Contributions) or on a post-tax basis (Basic Post-Tax Contributions). The participant also may elect to make additional contributions up to 10% of base pay provided, however, that Basic Pre-Tax or Basic Post-Tax Contributions are at least 5% of base pay. The additional 10% may be contributed either on a pre-tax basis (Additional Pre-Tax Contributions), post-tax basis (Additional Post-Tax Contributions) or any combination thereof. For certain participants, limitations imposed by the Internal Revenue Code (Code) as described below restrict their ability to make Basic Pre-Tax Contributions or Additional Pre-Tax Contributions. However, such participants may make Basic Post-Tax Contributions and Additional Post-Tax Contributions such that their total does not exceed other limits imposed by the Plan or the Code.

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     For every dollar a participant contributes as Basic Contributions, Sun contributes another full dollar in cash or Sun Common Stock (Matching Employer Contributions). Effective January 1, 1993, the Matching Employer Contributions were reduced to fifty percent of Basic Contributions for a period of one year. Any Additional Pre-Tax and/or Additional Post-Tax Contributions are not matched in whole or in part by Sun.

     Pre-tax contributions by each participant may not exceed an annual limit which is subject to annual upward adjustment for increases in the cost of living as determined under IRS regulations. This limit was $8,728 and $8,994 for 1992 and 1993, respectively, and will be $9,240 for 1994.

     The pre-tax contributions and combined Basic Post-Tax Contributions, Additional Post-Tax Contributions and Matching Employer Contributions of participants who come within the classification of "highly compensated employees" as defined in the Code, may not exceed certain technical limits under the Code. Generally, the allowable percentage of such contributions for the highly compensated employees is dependent upon the percentage of contributions made by all other employees. These limitations may have the effect of reducing the level of contributions initially selected by the highly compensated employees. In addition, the total company and employee contributions which may be allocated to a participant's account may be limited by
     Section 415 of the Code.

     The Plan contains a special provision designed to permit the Plan to borrow money to purchase a significant number of shares of Sun Common Stock. Such borrowing could only occur upon the action of the Board of Directors of Sun Company, Inc. If this should occur, the securities purchased with the proceeds of such a loan will not be allocated immediately to the accounts of Plan participants but will be held by the Plan in an unallocated suspense account. Securities will be released from the suspense account as the loan is repaid and will be allocated to participants' accounts according to the ratio which the participant's compensation bears to the compensation of all participants in the Plan. No participant contributions will be required or permitted in paying off the loan. Further, subject to applicable limitations imposed by Section 415 of the Code and limitations on allocations as set forth in the Plan, any securities which are allocated to participants' accounts as a result of the repayment of the loan may, in the discretion of the Plan Administrator, be used to satisfy Sun's obligation with respect to any Matching Employer Contributions. As of December 31, 1993, no borrowings had been approved.

     At the end of each month, a participant's account is credited with units representing interests held in each of the funds described below. A participant's account balance is immediately 100% vested.

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     Investment of Employees' Contributions:
     --------------------------------------

     Bankers Trust Company is the trustee for investments. The participant has the option of investing contributions in any one or more of funds A, B, C or D.

     Fund A: The Equities Fund - a fund to be invested by investment managers in a broadly diversified portfolio consisting of common stock, other types of equity investments and/or an index fund. The fund may not be invested in any Sun Company, Inc. securities except that an index fund may contain Sun Company, Inc. securities. Decisions concerning voting rights, tender offer rights and redemption rights with respect to securities in Fund A currently are made by the investment manager. Fund A currently is invested in an index fund maintained by Wells Fargo Institutional Trust Company which is designed to approximate the performance of the Standard & Poor's 500 Composite Stock Index; however, alternate stock market indices and/or an actively managed portfolio could be selected at any time.

     Fund B: The Diversified Investments Fund - a fund to be invested by investment managers in a combination of equity investments (diversified common stocks, other types of equity investments and/or an index fund) and fixed income securities. The fund may not be invested in any Sun Company, Inc. securities except that an index fund may contain Sun Company, Inc. securities. Decisions concerning voting rights, tender offer rights and redemption rights with respect to securities held in Fund B currently are made by the investment manager. Fund B presently is invested in a tactical asset allocation fund maintained by Wells Fargo Institutional Trust Company.

     Fund C: The Capital Preservation Fund - a fund to be invested primarily with insurance companies or other financial institutions in a series of contracts where the repayment of principal and payment of interest at a fixed rate for a fixed period of time are backed by the financial strength of such financial institutions (standard investment contracts). The fund may also invest in (1) U.S. government-backed and agency obligations or (2) in contracts with financial institutions backed by such obligations (synthetic investment contracts). Effective June 1, 1994, investment guidelines for the fund have been modified to provide that fund assets also may be invested in fixed income securities of corporations rated "investment grade" and high-quality

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

               asset-backed securities primarily rated "AAA." The Plan assets in Fund C are invested in the Sun Company, Inc. Capital Preservation Master Trust (Master Trust), which was established by Sun Company, Inc. The investment strategy of the Master Trust is the same as that of the Capital Preservation Fund and includes investments from other Sun tax-qualified defined contribution plans. Each plan's relative interest in the Master Trust and the related income and administrative expense is determined on a basis proportionate to each plan's past contributions adjusted to reflect distributions, transfers and prior investment earnings. The investment in the Master Trust reflected in the statements of net assets available for Plan benefits represents the Plan's share of total net assets held by the Master Trust (94.5597 and 90.4838 percent at December 31, 1993 and 1992, respectively).

               Participants' accounts earn a blended rate, or weighted average, of all of the investments held in the Master Trust. At December 31, 1993, the Master Trust is principally invested in both standard and synthetic investment
               contracts.   Identified below are the insurance companies
               and other financial institutions that have entered into standard investment contracts as of December 31, 1993 with the Master Trust to pay interest on funds invested with them:

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------
                                                   % of Master
                                                      Trust
                                                    Net Assets
                               Effective Annual      at 12/31      Last
                                 Interest Rate    -------------  Maturity
Financial Institution          (Net of Expenses)   1993    1992    Date
- - - - - ---------------------          -----------------  -------------  --------

Allstate Life Insurance Company       9.00%          --     3%     4/1/93
Bankers Trust Company                 8.53%          2%     5%   10/31/94
CIGNA Corporation                     9.00%          3%     3%   12/17/95
Hartford Life Insurance Company       8.31%          3%     4%    7/15/97
John Hancock Mutual Life
  Insurance Company                   9.27%          --     3%    6/30/93
Metropolitan Life Insurance
  Company                             9.25%          8%    13%    5/31/95
Morgan Bank (Delaware)                8.56%          4%     4%    1/16/96
New York Life Insurance Co.           7.35%          2%     2%     3/1/97
Principal Mutual Life Insurance
  Company                             9.15%          4%     4%    9/29/95
Principal Mutual Life Insurance
  Company                             9.22%         10%    10%   12/10/96
Provident National Assurance Co.      8.70%          4%     3%    6/20/96
Provident National Assurance Co.      8.46%          2%     3%   11/15/95
Provident National Assurance Co.      8.35%          4%     3%    5/15/96
Prudential Asset Management Co.       9.95%          --     2%    9/30/93
Prudential Asset Management Co.       5.53%          2%     --    2/15/98
Prudential Asset Management Co.       8.76%         10%     9%   12/31/94
The Travelers Companies               9.66%          3%     5%    2/28/95
Other                                 6.90%          1%     --    9/15/96
                                                    ---    ---
                                                    62%*   76%*
                                                    ===    ===
- - - - - -----------
*Of the remaining 38% Master Trust net assets at December 31, 1993, 33% are invested in synthetic investment contracts with People's Security Life Insurance Company (14 percent) and Bankers Trust Company (19 percent).
 The other 5 percent of Master Trust net assets at December 31, 1993 and all of the remaining 24 percent Master Trust net assets at December 31, 1992, are invested principally in U.S. government-backed and agency obligations and short-term investments held in commingled bank investment funds maintained by Bankers Trust Company and Wells Fargo Institutional Trust Company.

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

               The synthetic investment contracts are composed of underlying assets and "wrappers", which are contracts that enable withdrawals to be made at contract value, rather than at the market value of the underlying assets. The contract with People's Security Life Insurance Company has underlying assets of five separate FNMA Collateralized Mortgage Obligation issues and the contract with Bankers Trust Company has underlying assets of a portfolio of government-backed collective trust funds. Interest crediting rates for these contracts are reset at least quarterly, as specified in the respective contracts, (at December 31, 1993 the crediting rates ranged from 5.12% to 5.97% for the People's Security Life Insurance Company contract, while the Bankers Trust Company contract crediting rate was reset at 6.20%) and over time the contracts will earn the rate of return of the underlying assets.

               The Plan's relative interest in the standard investment contracts with insurance companies or other financial institutions described above represents the maximum potential credit losses from concentrations of credit risk in Fund C in accordance with the provisions of Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" (SFAS No. 105). SFAS No. 105 requires that such losses be determined assuming (1) complete nonperformance by the counterparties to the transactions and
               (2) any related collateral has no value. There is no collateral associated with the investments in Fund C. Management believes that future credit losses of the Plan's investment in the Master Trust, if any, would not be material in relation to Fund C's net assets available for plan benefits at December 31, 1993. There are no other significant concentrations of credit risk in other Plan assets.

     Fund D: The Sun Common Stock Fund - a fund established August 1, 1989 to be invested principally in Sun Common Stock which consists only of participant contributions. Cash contributions directed for investment in Fund D are used by Mellon Bank to purchase Sun Common Stock on securities exchanges, from Sun Company, Inc., or from any other bona fide offeror of such Sun Common Stock, at the lowest price obtainable at the time.

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     ESOP
     Fund: The Employee Stock Ownership Plan Fund - a fund to be invested principally in Sun Common Stock, which constitutes an employee stock ownership plan under Section 4975(e)(7) of the Code. The ESOP Fund also includes the investments of the Sun Company, Inc. Employee Stock Ownership Plan (ESOP) and the Sun Company, Inc. Payroll Employee Stock Ownership Plan (PAYSOP) which were merged into the Plan effective January 1, 1987. Cash contributions directed for investment in the ESOP Fund are used by Mellon Bank to purchase Sun Common Stock on securities exchanges, from Sun Company, Inc., or from any other bona fide offeror of such Sun Common Stock, at the lowest price obtainable at the time. Only company contributions may be invested directly in the ESOP Fund.

     Each of the funds may invest in short-term investments for purposes of administering the funds, including satisfying the transfer and withdrawal requests of participants.

     Investment of Employers' Contributions:
     --------------------------------------

     All company contributions are invested in the ESOP Fund. Company contributions are in the form of cash, Sun Common Stock or a combination of the two.

     Earnings from dividends and interest on Funds A, B, C and D are retained by the Trustee and reinvested in the same fund. A participant who has funds in the ESOP Fund may elect to receive a payment equal to the dividends due on certain shares attributable to his account in the ESOP Fund (dividend equivalents). Cash dividends on Sun Common Stock transferred to the participant's account from the PAYSOP are distributed to participants in the sole discretion of the Plan Administrator. However, dividend equivalents are not paid to participants if they are less than $10.00; instead, they are reinvested in Sun Common Stock and held in the participant's account in the ESOP Fund. Dividends on Sun Common Stock in the ESOP Fund for which a participant has not elected to receive an equivalent distribution, or which are not eligible for payment, are credited to his account in the ESOP Fund and are reinvested in Sun Common Stock by the trustee.

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     Rollovers, Withdrawals and Transfers:
     ------------------------------------

     Certain employees of Sun may roll over the taxable portion of a distribution from a tax-qualified plan of a previous employer into the Plan, provided certain conditions imposed by the Plan Administrator are met. Effective March 1, 1992, employees who retire and elect to defer the distribution of their Plan account may also directly roll over the taxable portion of distributions from other Sun tax-qualified plans into the Plan.

     Effective January 1, 1992, upon retirement or other termination of employment, the balances credited to a participant's account will be held in the Plan until the participant reaches age 70 1/2, unless the participant elects an earlier distribution. Prior to January 1, 1992, the balances credited to a participant's account were held in the Plan until the participant's 65th birthday, unless the participant elected an earlier distribution. Alternatively, a participant who terminates service may request that the account balance be transferred to an individual retirement account or annuity or a defined contribution plan maintained by his or her successor employer.

     Beginning March 1, 1992, retirees or terminated vested persons, regardless of age, may elect to take periodic distributions either through withdrawals every six months in varying amounts or in substantially equal payments every six months over the participant's remaining life expectancy.

     A participant during employment may withdraw up to 100% of Matching Employer Contributions, including any earnings thereon, and his ESOP sub-account under the ESOP Fund, if any, provided that such contributions have been in the Plan for two years. In addition, a participant may withdraw up to 100% of Additional Post-Tax Contributions including any earnings thereon. Withdrawals are permitted once every six months.

     Withdrawals from Funds A and B are made in cash only while those from Fund C may be made in cash or as an annuity. Withdrawals from Fund D and the ESOP Fund are made in the form of Sun Common Stock or cash at the participant's discretion. Withdrawals of Sun Common Stock are valued at the closing market prices on the last business day of the month in which the notice of withdrawal has been processed by the Plan. Withdrawals will be distributed from participants accounts in the following order:

                    Fund C
                    Fund B
                    Fund A
                    Fund D
                    Fund ESOP

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     While actively employed, a participant generally is not entitled to withdraw Basic Pre-Tax Contributions, Basic Post-Tax Contributions, Additional Pre-Tax Contributions, including earnings thereon, or the PAYSOP sub-account under the ESOP Fund.

     The Plan Administrator has the authority, in his sole discretion, to direct the Trustee to lend a participant an amount not exceeding certain specified portions of the participant's account balance in the Plan. However, the Plan Administrator has made no decision as to whether or not this authority will ever be exercised.

     A participant may transfer investments in Funds A, B, C, D and the ESOP Fund to any of the other funds, subject generally to the following rules. A participant may elect to change the investment allocation percentage for Funds A, B, C, D or the ESOP Fund or to transfer a specified dollar amount for Funds A, B and C or share equivalents for Fund D and the ESOP Fund. Transfers or changes in fund allocation percentages may be made once every three months. A participant may not transfer the PAYSOP sub-account (if any) under the ESOP Fund to any of the other funds; however, a portion of the PAYSOP sub-account may be converted for participants who have attained age 55 and have 10 or more years of participation in the Plan. A participant may transfer the ESOP sub-account (if any) under the ESOP Fund to any of the other funds. If the Plan incurs a loan for the purchase of a significant amount of Sun Common Stock and shares are allocated to a participant's account as the loan is repaid, these allocated shares will be available for transfer to any of Funds A, B, C or D, except to the extent that the Plan Administrator utilizes these shares to satisfy Sun's obligation with respect to any Matching Employer Contributions.

     Should total withdrawals or transfers from a fund during a month cause the trustee to liquidate securities, resulting in a gain or loss to the fund, such gain or loss will be allocated, pro rata, among the participants who made such withdrawals or transfers during that month. Withdrawals and transfers of Sun Common Stock may be subject to a maximum 500,000 shares per month limitation if certain conditions are not met.

     Notwithstanding the foregoing, benefit payments shall be made in accordance with the Code and IRS regulations and shall be made to a participant and/or his designated beneficiary not later than April 1 of the calendar year following the calendar year in which the participant attains 70 1/2 years of age.

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     Fund D and the ESOP Fund Voting and Tender Offer Rights:
     -------------------------------------------------------

     Participants have voting rights for the Sun Common Stock held by the trustee which has been credited to the participants' accounts. Such common stock credited to participants' accounts for which no voting instructions are received will be voted by the trustee in the same proportion as common stock for which instructions have been received.

     Notwithstanding any other provisions of the Plan, in the event any person (other than Sun Company, Inc. or any of its affiliates) makes a public offering for any Sun Common Stock, each participant may instruct the trustee to tender all, but not less than all of the Sun Common Stock credited to the participant's account in Fund D or the ESOP Fund. Any Sun Common Stock held by the trustee in Fund D or the ESOP Fund which has been credited to a participant's account and for which it receives no instructions will not be tendered.

     If the Plan incurs a loan to purchase a significant amount of Sun Common Stock, shares which have not been allocated to participants' accounts and which remain in the suspense account will be voted by the trustee in accordance with voting instructions given by the participants. Each participant will be entitled to instruct the trustee with respect to a pro rata portion of the shares held in the suspense account, determined according to the ratio which the allocated shares in the participant's account bears to the total of all allocated shares in all participants' accounts. If a participant fails to exercise these voting rights, the trustee will vote such shares in the same proportion as the trustee is required to vote shares for which instructions have been received. In the event of a public offering for shares by any person (other than Sun Company, Inc. or any of its affiliates), each participant will be entitled to give instructions to the trustee with respect to such pro rata portion of the unallocated shares in the suspense account. Any unallocated securities held by the trustee as to which it receives no instructions will not be tendered.

     While it is Sun's view that such voting and tender instructions given to the trustee with respect to shares held in the suspense account, and voting and tender requirements with respect to allocated shares for which no participant directions are given, are consistent with ERISA, the U.S. Department of Labor (DOL) in the past has taken a different position under certain circumstances with respect to plans of other companies. If the DOL's position prevails, the trustee may be required to make some of the decisions on voting and tender in its sole discretion. In this regard, the Tax Reform Act of 1986 (Tax Reform Act) lends support to Sun's position with respect to these Plan provisions.

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Investments:
     -----------

     The valuation of the Plan's interests in commingled funds (Fund A, B, D and the ESOP Fund) is based on the market value of the assets held in the funds; the Plan's relative interest in such funds is determined by the trustee on a unit-method basis. The valuation of Funds A and B is based on the closing market price of the assets which comprise the funds on the last business day of the Plan year. The Plan's relative interest in investments in both standard and synthetic investment contracts with insurance companies or other financial institutions held by the Master Trust included in Fund C are stated at contract value (which equals original cost plus interest accrued less any withdrawals). The Plan's management believes that the contract value of all of its investment contracts approximates fair value. Although interest rates for similar investments have declined in recent years, the ability of participants to make withdrawals at contract value minimizes the impact of these rate changes on the contracts' fair value. However, since there is no significant secondary market for these investments, contract value may not be indicative of amounts that could be realized in a current market exchange. The Plan's relative interest in investments in U.S. government-backed and agency obligations held by the Master Trust are carried at the estimated market value of the assets held in such commingled funds. The valuation of Sun Common Stock in Fund D and the ESOP Fund is based on the closing market price on the last business day of the Plan year. Purchases and sales of securities are reflected on a trade-date basis. Dividend income is reported on the ex-dividend date; interest income is recorded as earned on an accrual basis. In the statements of changes in net assets available for plan benefits, the net appreciation (depreciation) in the fair value of investments consists of the realized gains or losses and the unrealized appreciation (depreciation) on Plan investments.

     Benefits Paid to Participants:
     -----------------------------

     Benefits paid to participants, which include withdrawals and distributions, are recorded upon distribution.

     Administrative Expenses:
     -----------------------

     With the exception of the PAYSOP sub-account under the ESOP Fund, all brokerage fees, taxes and other expenses related to the purchase and sale of securities in Funds A, B, D and the ESOP Fund are paid out of the respective assets of such funds. All investment expenses of Fund C are paid out of the assets of such fund. All other costs and expenses (other than the cost of services provided by Sun employees

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------------------

     which are paid by Sun) incurred in administering the Plan are generally charged, pro rata, to each of the respective funds. Up to $100,000 of expenses related to the PAYSOP sub-account under the ESOP Fund are paid from the sub-account; thereafter, all expenses are paid by Sun.

3.   SUPPLEMENTAL INFORMATION
     ------------------------

     The net asset value per unit and the number of units in the Plan at December 31, 1993 and 1992, respectively, are as follows:

                   At December 31, 1993           At December 31, 1992
                 -------------------------      -------------------------
                  Net Asset        Number        Net Asset        Number
                   Value             of           Value             of
                  Per Unit         Units         Per Unit         Units
                 ----------      ---------      ----------     ----------

       Fund A      $4.692        9,549,376        $4.270        8,561,429
       Fund B      $3.269       15,725,353        $2.830       10,456,459
       Fund C      $3.012       69,871,918        $2.794       71,095,174
       Fund D      $ .793       25,936,270        $ .753       23,660,670
       ESOP Fund   $1.726       62,943,085        $1.644       67,538,476

     Net asset value per unit is computed by dividing the value of all members' accounts by the units outstanding.

     During the years ended December 31, 1993 and 1992, the Plan's investments appreciated (depreciated) in value as follows:

     NET APPRECIATION
     (DEPRECIATION) IN FAIR VALUE                  1993           1992
     ----------------------------------         -----------   ------------
     Investments At Fair Value As
     Determined By Quoted Market Price
     ---------------------------------
     Sun Common Stock (Fund D and ESOP Fund)    $ 6,455,505    $(9,977,414)
                                                -----------    -----------

     Investments At Estimated Fair Value
     -----------------------------------
     Equities fund (Fund A)                       2,743,311      1,559,426
     Diversified investments fund (Fund B)        3,407,138        450,017
                                                -----------    -----------
                                                  6,150,449      2,009,443
                                                -----------    -----------
                                                $12,605,954    $(7,967,971)
                                                ===========    ===========

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

4.   TRANSFER FROM THE SUNOLIN PLAN
     ------------------------------

     Effective April 1, 1992, participants in the SunOlin Chemical Company Thrift Plan (SunOlin Plan) became eligible to participate in the Plan. In connection therewith, assets in the amount of $2,689,489 were transferred from the SunOlin Plan into the Plan during 1992. This transfer is included in transfers and rollovers from other tax-qualified plans in the statement of changes in net assets available for plan benefits for the year then ended.

5.   TAX STATUS
     ----------

     By letter dated June 22, 1989, the IRS ruled that the amendments to conform various sections of the Plan to the Code were made in accordance with the Code and the Plan continues to be qualified as a tax-exempt plan with an underlying trust under Sections 401(a), 401(k) and 501(a) of the Code and as an employee stock ownership plan under
     Section 4975 (e)(7) of the Code. The Plan has been amended since receiving the June 22, 1989 IRS letter; The Plan Administrator and the Plan's tax counsel believe that the amended Plan complies with both the design and operational requirements of the Code.

6.   RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500
     ---------------------------------------------------

     The following is a reconciliation of net assets available for plan benefits per the financial statements to the Internal Revenue Service Form 5500 at December 31, 1993:

     Net assets available for plan benefits
       per the financial statements                  $435,873,291

     Less: Benefit payments requested by
       participants which have not yet
       been paid at December 31, 1993                   1,501,813
                                                     ------------
     Net assets available for plan benefits
       per the Form 5500                             $434,371,478
                                                     ============

                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                 NOTES TO FINANCIAL STATEMENTS (Continued)

6.   RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500 (Continued)
     ---------------------------------------------------------------

     The following is a reconciliation of benefits paid to participants per the financial statements to the Internal Revenue Service Form 5500 for the year ended December 31, 1993:

     Benefits paid to participants per
       the financial statements                       $24,849,302

     Add: Benefit payments requested by
       participants which have not yet
       been paid at December 31, 1993                   1,501,813
                                                      -----------
     Benefits paid to participants per
       the Form 5500                                  $26,351,115
                                                      ===========

     Withdrawals requested by participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                                          SUN COMPANY, INC.
                                      CAPITAL ACCUMULATION PLAN

                                               PN 002
                                           E.I. 23-1743282

                                 ASSETS HELD FOR INVESTMENT PURPOSES

                                        AT DECEMBER 31, 1993

                                   FOR IRS FORM 5500 - ITEM 27(a)


                                                Description of Investment
                                                -------------------------
                                                   Last
Identity of issue, borrower, lessor              Maturity     Rate of         Cost         Current
  or similar party                                 Date      Interest         Value         Value
- - - - - -----------------------------------              --------    --------         -----        -------

VALUE OF INTEREST IN COMMINGLED FUNDS
- - - - - -------------------------------------
Bankers Trust Pyramid Directed Account
 Cash Fund                                          -            -      $    801,477   $    801,477
Mellon Bank
 EB Temporary Investment Fund                       -            -         2,021,620      2,021,620
Wells Fargo Institutional Trust Company
 Money Market Fund                                  -            -         2,137,017      2,137,017
 Equity Index Fund                                  -            -        30,096,767     43,829,388
 U.S. Tactical Asset Allocation Fund                -            -        41,119,806     48,229,357
                                                                          76,176,687     97,018,859

EMPLOYER RELATED INVESTMENT

Sun Company, Inc. Common Stock, 4,364,508 shares    -            -       123,837,759    128,208,050
                                                                        $200,014,446   $225,226,909
/TABLE

                                          SUN COMPANY, INC.
                                      CAPITAL ACCUMULATION PLAN

                                               PN 002
                                           E.I. 23-1743282

                                 SCHEDULE OF REPORTABLE TRANSACTIONS
                                   FOR IRS FORM 5500 - ITEM 27(d)

                                FOR THE YEAR ENDED DECEMBER 31, 1993


                              Original
                              Cost of      Selling  Transaction    Gain or  Purchase   Transaction
   Description                 Asset        Price*     Costs       (Loss)    Price*       Costs
   -----------              ------------ ----------------------   --------------------------------

   VALUE OF INTEREST IN COMMINGLED FUNDS
   -------------------------------------

** Bankers Trust Pyramid Directed
     Account Cash Fund       $25,193,744 $25,193,744   $   --      $   --  $24,870,344     $   --

** Mellon Bank EB Temporary
     Investment Fund         $20,676,391 $20,676,391   $   --      $   --  $22,051,856     $   --

** Wells Fargo Bank Institutional Trust Company
     Money Market Fund       $20,287,642 $20,287,642   $   --      $   --  $22,035,624     $  --

     U.S. Tactical Asset Allocation Fund$   --$   --   $   --      $   --  $16,982,389     $  --

   EMPLOYER RELATED INVESTMENT
   ---------------------------

** Sun Company, Inc. Common Stock$ 7,850,181$ 8,116,956$ 15,245    $251,530$ 2,376,163     $ 3,762




- - - - - ----------------
 * The selling price or purchase price, as applicable, was equal to the current value of the asset on the transaction date.
** Series of 5% transactions.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following document is filed as part of this report:

     3.   Exhibits:

           23  -    Consent of Independent Accountants for the Sun Company,
                    Inc. Capital Accumulation Plan.