Form 10-Q
period 1994-06-30
SUN CO INC
filed 1994-08-15
CIK 95304

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

At June 30, 1994, 106,866,693 shares of common stock were outstanding.

                             SUN COMPANY, INC.
                             -----------------

                                   INDEX



                                                            Page No.
                                                            --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          for the Six Months Ended June 30, 1994
          and 1993                                             3

          Condensed Consolidated Statements of Income
          for the Three Months Ended June 30, 1994
          and 1993                                             4

          Condensed Consolidated Balance Sheets at
          June 30, 1994 and December 31, 1993                  5

          Condensed Consolidated Statements of Cash
          Flows for the Six Months Ended June 30,
          1994 and 1993                                        6

          Notes to Condensed Consolidated Financial
          Statements                                           7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                          13

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                   24

  Item 4. Submission of Matters to a Vote of Security
          Holders                                             25

  Item 5. Other Information                                   26

  Item 6. Exhibits and Reports on Form 8-K                    26



SIGNATURE                                                     27

                                  PART I
                           FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
- - --------------------------------------------------------------------------
                                                        For the Six Months
                                                          Ended June 30
                                                       -------------------
                                                         1994       1993
                                                       ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $1,016 in 1994 and $889 in 1993)     $4,274     $4,645
Gain on divestments (Note 2)                               29         61
Interest income                                             7          9
Income (loss) from investments in operations
  held for sale (Note 3)                                   (6)        --
Other income (Note 4)                                      16         28
                                                       ------     ------
                                                        4,320      4,743
                                                       ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses            2,607      3,062
Selling, general and administrative expenses              331        300
Taxes, other than income taxes                          1,081        972
Depreciation, depletion and amortization                  178        171
Exploratory costs and leasehold impairment                 11         12
Minority interest                                          13         14
Interest cost and debt expense                             41         43
Interest capitalized                                       (5)        (5)
                                                       ------     ------
                                                        4,257      4,569
                                                       ------     ------
Income before provision for income taxes
  and cumulative effect of change in
  accounting principle                                     63        174
Provision for income taxes                                 17         69
                                                       ------     ------
Income before cumulative effect of change
  in accounting principle                                  46        105
Cumulative effect of change in accounting
  principle (Note 5)                                       (7)         5
                                                       ------     ------
NET INCOME                                             $   39     $  110
                                                       ======     ======
Earnings per share of common stock:*
  Income before cumulative effect of change in
    accounting principle                                $ .43      $ .98
  Cumulative effect of change in accounting principle    (.07)       .05
                                                        -----      -----
  Net income                                            $ .36      $1.03
                                                        =====      =====

Cash dividends paid per share of common stock            $.90       $.90
                                                         ====       ====
- - ----------------
*Based on the weighted average number of shares outstanding (in thousands) of 107,119 in 1994 and 106,469 in 1993.

                         (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
- - --------------------------------------------------------------------------
                                                      For the Three Months
                                                          Ended June 30
                                                      --------------------
                                                         1994       1993
                                                       ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $545 in 1994 and $467 in 1993)       $2,218     $2,360
Gain on divestments (Note 2)                               23         58
Interest income                                             4          4
Income (loss) from investments in operations
  held for sale (Note 3)                                   (2)        --
Other income (Note 4)                                      10         17
                                                       ------     ------
                                                        2,253      2,439
                                                       ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses            1,380      1,548
Selling, general and administrative expenses              165        152
Taxes, other than income taxes                            576        503
Depreciation, depletion and amortization                   88         86
Exploratory costs and leasehold impairment                  5          5
Minority interest                                           7         11
Interest cost and debt expense                             21         21
Interest capitalized                                       (3)        (2)
                                                       ------     ------
                                                        2,239      2,324
                                                       ------     ------
Income before provision for income taxes                   14        115
Provision for income taxes                                  2         45
                                                       ------     ------
NET INCOME                                             $   12     $   70
                                                       ======     ======
Net Income per share of common stock*                    $.11       $.66
                                                         ====       ====

Cash dividends paid per share of common stock            $.45       $.45
                                                         ====       ====
- - ----------------
*Based on the weighted average number of shares outstanding (in thousands) of 107,148 in 1994 and 106,495 in 1993.

                         (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries
                                                       At          At
                                                     June 30   December 31
                                                      1994        1993
(Millions of Dollars)                                    (UNAUDITED)
- - --------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents, at cost which
  approximates market                               $  114       $  118
Accounts and notes receivable, net of allowances       592          572
Inventories:
  Crude oil                                            144          140
  Refined products                                     263          244
  Materials, supplies and other                         80           80
Deferred income taxes                                  114          123
                                                    ------       ------
Total Current Assets                                 1,307        1,277

Investment in Coal Operations Held for Sale (Note 3)   102          113
Investment in Real Estate Operations Held
  for Sale (Note 3)                                    148          134
Long-Term Receivables and Investments                  215          217
Properties, Plants and Equipment                     7,834        7,753
Less Accumulated Depreciation, Depletion
  and Amortization                                   4,017        3,922
                                                    ------       ------
Properties, Plants and Equipment, net                3,817        3,831

Deferred Charges and Other Assets                      325          328
                                                    ------       ------
Total Assets                                        $5,914       $5,900
                                                    ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $  660       $  641
Accrued liabilities                                    449          487
Short-term borrowings                                  196          110
Current portion of long-term debt                      100           26
Taxes payable                                          240          241
                                                    ------       ------
Total Current Liabilities                            1,645        1,505

Long-Term Debt                                         727          726
Retirement Benefit Liabilities                         521          523
Deferred Income Taxes                                  355          369
Other Deferred Credits and Liabilities                 392          421
Commitments and Contingent Liabilities (Note 6)
Minority Interest                                      362          372
Stockholders' Equity (Note 7)                        1,912        1,984
                                                    ------       ------
Total Liabilities and Stockholders' Equity          $5,914       $5,900
                                                    ======       ======
- - ----------------
Sun follows the successful efforts method of accounting for oil and gas exploration and production operations.

                         (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
- - -------------------------------------------------------------------------
                                                       For the Six Months
                                                         Ended June 30
                                                       ------------------
                                                         1994       1993
                                                        -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  39      $ 110
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Cumulative effect of change in accounting
      principle                                             7         (5)
    Gain on divestments                                   (29)       (61)
    Depreciation, depletion and amortization              178        171
    Dry hole costs and leasehold impairment                 6          7
    Deferred income taxes                                   4         27
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                       (21)        57
      Inventories                                         (23)       (63)
      Accounts payable and accrued liabilities            (46)      (248)
      Taxes payable                                        (1)       (43)
    Other                                                  16         29
                                                        -----      -----
Net cash provided by (used in) operating activities       130        (19)
                                                        -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (243)      (206)
  Cash provided by coal operations held for sale            2        121
  Cash used by real estate operations held for sale       (11)       (11)
  Proceeds from divestments                                42        247
  Other                                                    (1)        (8)
                                                        -----      -----
Net cash provided by (used in) investing activities      (211)       143
                                                        -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of)
    short-term borrowings                                  86       (112)
  Proceeds from issuance of long-term debt                194         41
  Repayments of long-term debt                           (112)       (38)
  Cash dividend payments                                  (96)       (96)
  Other                                                     5          2
                                                        -----      -----
Net cash provided by (used in) financing activities        77       (203)
                                                        -----      -----
Net decrease in cash and cash equivalents                  (4)       (79)
Cash and cash equivalents at beginning of period          118        179
                                                        -----      -----
Cash and cash equivalents at end of period              $ 114      $ 100
                                                        =====      =====

                         (See Accompanying Notes)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------


1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the cumulative effect of change in accounting principle (Note 5). Results for the three and six months ended June 30, 1994 are not necessarily indicative of results for the full year 1994.

2.   Gain on Divestments.

     In June 1994, Sun sold its remaining interest in an oil field located in Colombia. In connection with this sale, Sun recognized a $20 million gain, which increased net income by $13 million, or $.12 per share of common stock during the second quarter of 1994.

     In May 1993, Sun sold 6.8 million shares of Suncor common stock in a secondary offering in Canada, Europe and by private placement in the United States. This sale reduced Sun's ownership interest in Suncor from approximately 68 percent to 55 percent. In connection with this sale, Sun recognized a $30 million gain, which increased results of operations by $19 million after tax or $.18 per share of common stock during the second quarter of 1993. Pretax cash proceeds from the offering after underwriting and other fees and U.S. dollar translation totaled $139 million.

     During the second quarter of 1993, Sun also completed the sales of certain oil and gas properties located in Dubai and Canada which previously were identified for divestment as part of the Company's 1992 restructuring plan. In connection with these sales, Sun recognized a $19 million gain, which increased results of operations by $9 million after tax or $.08 per share of common stock.

3.   Investments in Operations Held for Sale.

     In January 1993, Sun decided to sell the assets of the Company's coal and cokemaking operations comprised of Sun Coal Company and Elk River Resources, Inc. and its subsidiaries (collectively, "Sun Coal"). In connection with this decision, Sun sold its western U.S. coal operations during 1993 and certain of its eastern U.S. coal operations during 1994. Sun continues to actively pursue the sale of its remaining eastern U.S. coal and cokemaking operations.

     In October 1991, the Company's Board of Directors approved a plan to dispose of the Company's investment in Radnor Corporation ("Radnor"), its wholly owned real estate development subsidiary. In connection with this plan, the Company is actively pursuing a program of controlled disposition.

     Prior to the fourth quarter of 1993, coal and real estate operations had been classified as discontinued operations in the consolidated financial statements. In accordance therewith, results of operations of Sun's coal and real estate businesses subsequent to their measurement dates of December 31, 1992 and September 30, 1991, respectively, had been excluded from the consolidated statements of income. In November 1993, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 93 which requires discontinued operations that have not been divested within one year of their measurement dates to be accounted for prospectively as investments held for sale. As a result, pretax income (loss) from Sun's coal and real estate operations, which totalled $(10) and $4 million, respectively, during the first half of 1994, has been included as a single amount in income from continuing operations. On an after-tax basis, income from Sun's coal and real estate operations each totalled $2 million during the first six months of 1994.

     The net assets and liabilities relating to the coal and real estate operations held for sale have been segregated on the condensed consolidated balance sheets from their historic classifications to separately identify them as investments in operations held for sale. Such amounts are summarized as follows:

                                                    June 30    December 31
                                                      1994         1993
                                                    --------   -----------
                                                     (Millions of Dollars)
       Coal Operations

     Accounts receivable                             $  27        $  18
     Inventories                                        21           27
     Properties, plants and equipment                  155          175
     Other assets                                       30           32
     Accounts payable and accrued liabilities          (38)         (40)
     Retirement benefit liabilities                    (43)         (44)
     Other liabilities                                 (50)         (55)
                                                     -----        -----
     Investment in coal operations held for sale     $ 102        $ 113
                                                     =====        =====

       Real Estate Operations

     Receivable from property divestments            $ 161        $  --
     Inventories                                       156          158
     Properties, plants and equipment                  216          374
     Other assets                                       25           49
     Nonrecourse financing                             (72)         (90)
     Recourse debt                                    (297)        (324)
     Other liabilities                                 (41)         (33)
                                                     -----        -----
     Investment in real estate operations
       held for sale                                 $ 148        $ 134
                                                     =====        =====

     In June 1994, Radnor divested three Pennsylvania office projects for $161 million and two Florida shopping centers for $25 million. The net proceeds, which will be used principally to repay Radnor debt, were received in July 1994 and June 1994, respectively.

     As part of a restructuring of Radnor's recourse debt obligations during 1992, the Company, through its wholly owned subsidiary, The Claymont Investment Company, has provided Radnor with a $100 million credit facility. As of June 30, 1994, there was $32 million borrowed against this facility. Amounts borrowed by Radnor under this facility are not collateralized by any of its assets.

     Radnor's recourse debt obligations require that its stockholder's equity, which totalled $110 million at June 30, 1994, equal at least $100 million. In the event that Radnor's stockholder's equity declines below this amount, the Company would have the option to make a capital contribution to Radnor to avoid default by Radnor on these obligations or to advance the remaining amount available under the $100 million credit facility.

4.   Other Income.

     In June 1993, Suncor settled all claims arising from a 1987 fire at its oil sands facility in Fort McMurray, Alberta. Sun recognized a $17 million gain in connection with the settlement, which increased net income and net income per share of common stock by $7 million and $.07, respectively, during the second quarter of 1993.

5.   Changes in Accounting Principles.

       Postemployment Benefits

     Effective January 1, 1994, Sun adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). It requires companies to recognize the obligation to provide benefits to their former or inactive employees after employment but before retirement. The cumulative effect of this accounting change for years prior to 1994, which is shown separately in the condensed consolidated statement of income, decreased net income for the six months ended June 30, 1994 by $7 million (after related income tax benefit of $4 million), or $.07 per share of common stock. Excluding the cumulative effect, this change did not have a significant impact on Sun's net income for the six months ended June 30, 1994.

       Income Taxes

     Effective January 1, 1993, Sun adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") which changed the method of computing deferred income taxes from a deferred to a liability approach. Under the liability method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse, and on available tax credits and carryforwards. The cumulative effect of this accounting change for years prior to 1993, which is shown separately in the condensed consolidated statement of income, increased net income for the six months ended June 30, 1993 by $5 million, or $.05 per share of common stock. Excluding the cumulative effect, this change increased net income for the first half of 1993 by $12 million, or $.11 per share of common stock, primarily due to lower U.S. income tax expense on foreign earnings. Since the deferred income tax assets and liabilities will have to be adjusted for any enacted change in tax rate, Sun's net income may be subject to increased volatility.

6.   Commitments and Contingent Liabilities.

     In 1992, a wholly owned subsidiary of the Company became a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $225 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. As of June 30, 1994, BEF had borrowed $176 million against a construction loan facility of which the Company guarantees one-third or $59 million. The plant, which had an original designed capacity of 12,600 barrels daily of MTBE, should be able to run in excess of this capacity when it becomes fully operational. After completion of start-up tests in the second half of 1994, the construction loan will be converted into a five-year, nonrecourse term loan with a first priority lien on all project assets.

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

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject the Company to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at various sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 1994, Sun had been named as a PRP at 45 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by the Company at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

     Sun's policy is to accrue environmental remediation costs for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are based on currently available facts, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. Sun's international production and Canadian operations are subject to less demanding environmental regulatory requirements than its U.S. operations and these less stringent requirements are considered in determining the accruals for those locations. Sun's accruals reflect the Company's philosophy of aggressively managing remediation costs to ensure the most cost-effective method of protecting the health, safety and environment of affected communities. The accrued liability for environmental remediation totalled $232 million at June 30, 1994 and $259 million at December 31, 1993. Sun also accrues estimated dismantlement, restoration, reclamation and abandonment costs at its oil and gas exploration and production and oil sands mining operations through a charge against income primarily on a units of production basis. The accrued liability for these activities, which are conducted primarily by Suncor, Sun's 55 percent owned subsidiary, totalled $121 million at June 30, 1994 and $119 million at December 31, 1993. The accruals for environmental remediation and reclamation activities are included primarily in other deferred credits and liabilities in the condensed consolidated balance sheets. Pretax charges against income for environmental remediation and reclamation totalled $6 and $13 million for the six months ended June 30, 1994 and 1993, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $11 million at June 30, 1994 and are included in deferred charges and other assets in the condensed consolidated balance sheet.

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

     Management believes that any costs attributable to the matters discussed above are expected to be incurred over an extended period of time and to be funded from Sun's net cash flow from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations, cash flow or liquidity for any one quarter or year, management of Sun believes that any liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at June 30, 1994. Furthermore, management of Sun believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flow or liquidity.

7.   Stockholders' Equity.
                                                   At           At
                                                 June 30    December 31
                                                  1994         1993
                                                --------    -----------
                                                 (Millions of Dollars)

     Common stock, par value $1 per share       $  129        $  129
     Capital in excess of par value              1,307         1,303
     Cumulative foreign currency translation
       adjustment                                  (82)          (62)
     Earnings employed in the business           1,579         1,636
                                                ------        ------
                                                 2,933         3,006
     Less common stock held in treasury,
       at cost                                   1,021         1,022
                                                ------        ------
     Total                                      $1,912        $1,984
                                                ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    RESULTS OF OPERATIONS - SIX MONTHS

Earnings Profile of Sun Businesses (after tax)
- - ----------------------------------------------

                                       Six Months Ended
                                            June 30
                                       ----------------
                                       1994      1993      Variance
                                       ----      ----      --------
                                           (Millions of Dollars)
Fuels:
  Wholesale fuels                      $(33)     $(31)       $ (2)
  Branded marketing                      13        32         (19)
Lubricants:
  Lubes                                  31        33          (2)
  Related fuels                         (15)      (21)          6
Chemicals                                (1)        9         (10)
Logistics                                23        24          (1)
International production                 22        36         (14)
Canada (Suncor):*
  Exploration and production              3         2           1
  Oil sands                               9        12          (3)
  Refining and marketing                  4         3           1
  Corporate expenses**                   (2)       (3)          1
  Net financing expenses                 (2)       (1)         (1)
                                       ----      ----        ----
    Total Canada (Suncor)                12        13          (1)
Corporate:
  Corporate expenses                     (9)       (8)         (1)
  Net financing expenses                (14)      (10)         (4)
Income from operations held
 for sale:***
  Coal                                    2        --           2
  Real estate                             2        --           2
                                       ----      ----        ----
                                         33        77         (44)
Gain on sale of Suncor stock             --        19         (19)
Gain on divestment of exploration
  and production properties              13         9           4
Cumulative effect of change in
  accounting principle+                  (7)        5         (12)
                                       ----      ----        ----
Consolidated net income                $ 39      $110        $(71)
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

Analysis of Earnings Profile of Sun Businesses
- - ----------------------------------------------

In the six-month period ended June 30, 1994, Sun earned $39 million, or $.36 per share of common stock, compared with earnings of $110 million, or $1.03 per share for the first half of 1993. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $33 million during the first six months of 1994 compared to $77 million during the first six months of 1993.

Fuels -- Results from Sun's domestic Fuels business, comprised primarily of the manufacturing and marketing of petroleum products in the northeastern U.S., declined from earnings of $1 million in the first half of 1993 to a loss of $20 million in the first half of 1994. The decline was primarily in Branded Marketing operations, where income decreased from $32 million in the year-ago first half to $13 million in the first half of 1994. Losses from Wholesale Fuels operations at Sun's Marcus Hook, PA, Philadelphia, PA and Toledo, OH refineries increased from $31 million in the 1993 first half to $33 million in the first six months of 1994.

The $2 million decrease in Wholesale Fuels results was due largely to higher refinery operating expenses at the Company's three Fuels refineries ($10 million) and lower sales volumes ($3 million) caused largely by severe winter weather conditions in the northeastern United States during the first quarter of 1994. Partially offsetting this decrease were higher average margins ($12 million) across most products, particularly middle distillates and residual fuels.

In Branded Marketing, the $19 million decline was caused largely by higher operating and administrative expenses ($10 million), due in part to severe weather conditions in the 1994 first quarter, and to increased expenses related to the ongoing conversion of the Atlantic brand to Sunoco and the upgrading of the Sunoco image. A three percent decline in branded gasoline sales volumes ($3 million) and lower margins ($3 million) also contributed to the decrease in Branded Marketing earnings. The volume decline was caused primarily by the elimination of some marginal distributor accounts, Sun's 1993 withdrawal from areas supplied by the Tulsa Refinery and the severe wintertime driving conditions which reduced gasoline sales.

Lubricants -- Results from Sun's Lubricants business, comprised of the manufacturing, packaging and marketing of lubricants and specialty oil products as well as the related manufacturing and wholesale marketing of fuels produced at Sun's Tulsa and Puerto Rico refineries, increased $4 million over the 1994 first half. Income from sales of lubricant products was $31 million in the current half, down from $33 million in the year-ago half. Lower margins ($9 million), particularly for base oils, and higher operating expenses ($4 million) resulting primarily from increased refinery production levels were largely offset by the favorable impact of 13 percent higher lubricants sales volumes ($9 million). Losses from Related Fuels operations were $15 million during the first half of 1994, representing a $6 million improvement from the 1993 first half loss of $21 million. The improvement was due to higher margins on wholesale fuels products ($6 million) and higher sales volumes ($2 million), partially offset by higher operating expenses ($2 million) resulting primarily from increased refinery production levels.

Chemicals -- Sun's domestic Chemicals business had a loss of $1 million in the 1994 first half, versus income of $9 million in the prior year period. The $10 million decrease in Chemicals results was due to 14 percent lower sales volumes ($5 million) and higher operating expenses ($5 million) during the first six months of 1994. Production curtailments at the Company's three Fuels refineries contributed to the decline in sales volumes.

Logistics -- Logistics (pipeline transportation and petroleum terminalling operations) income was $23 million, a decrease of $1 million versus the year-ago first half.

International Production -- International Production earnings were $22 million in the 1994 first half versus $36 million in the first half of 1993. The $14 million decline was due largely to lower crude oil prices ($9 million) and natural gas volumes ($4 million) and an increase in after-tax foreign exchange losses ($3 million). The favorable impact of higher North Sea crude oil production volumes ($10 million) was essentially offset by higher depreciation and cost and operating expenses.

The average price received for Sun's international crude oil production was $14.61 per barrel in the first six months of 1994 compared to $17.28 per barrel for the first half of 1993. Sun's average net production of crude oil was 25.1 thousand barrels daily during the first six months of 1994 compared to average net production of 27.7 thousand barrels daily for the first half of 1993. The production decline is the result of the absence of volumes from properties located in Dubai which were sold in April 1993. Excluding the Dubai volumes, crude production increased 33 percent from the prior year first half due to improved operations and Sun's increased ownership interests in the Balmoral and Stirling fields in the U.K. North Sea.

The average price received for Sun's international natural gas production was $2.88 per thousand cubic feet for the current half compared to $2.77 per thousand cubic feet in the 1993 first half. Sun's average net production of natural gas was 54 million cubic feet daily in the first half of 1994 compared to 65 million cubic feet daily in the first half of 1993. The production decline is the result of maintenance activities in the Thames and Hewett fields in the U.K. North Sea during the second quarter of 1994.

Canada (Suncor) -- Canadian exploration and production results increased $1 million from the year-ago half as lower operating and administrative expenses ($1 million) and higher natural gas prices ($2 million) were partially offset by lower crude oil prices ($1 million) and natural gas volumes ($1 million). Oil sands results decreased $3 million due to the absence of a $7 million after-tax gain from an insurance settlement recorded in the 1993 second quarter. Operationally, the favorable impact of higher synthetic crude oil production volumes ($12 million) was partially offset by a 17-percent decline in synthetic crude oil prices to $14.85 per barrel ($9 million). Synthetic crude oil production volumes increased 29 percent from 52.1 thousand barrels daily during the 1993 first half to 67.4 thousand barrels daily during the first six months of 1994. The increase in production was due, in part, to modifications made to the oil sands plant's upgrader in 1993 and to a planned maintenance shutdown in April 1993, resulting in the stoppage of production until late May 1993. Canadian refining and marketing income increased $1 million due primarily to a 3 percent increase in refined product sales volumes.

Corporate -- Net financing expenses were up $4 million versus the year-ago half primarily due to the absence of a $3 million after-tax gain on the sale of an equity investment recognized in the first quarter of 1993.

Income from Operations Held for Sale -- For a discussion of Sun's coal and real estate operations held for sale, see Note 3 to the condensed consolidated financial statements.

Gain on Sale of Suncor Stock -- In the second quarter of 1993, Sun recognized a $19 million after-tax gain, or $.18 per share of common stock, on the sale of 6.8 million shares of Suncor common stock. This sale reduced Sun's ownership interest in Suncor from approximately 68 percent to 55 percent.

Gain on Divestment of Exploration and Production Properties -- During the second quarter of 1994, Sun sold its remaining interest in a Colombian oil field. An after-tax gain of $13 million, or $.12 per share of common stock, was recognized in connection with this sale. During the second quarter of 1993, Sun disposed of certain oil and gas properties located in Dubai and Canada which previously were identified for divestment as part of the Company's 1992 restructuring plan. An after-tax gain of $9 million, or $.08 per share of common stock, was recognized in connection with these sales.

Cumulative Effect of Change in Accounting Principle -- For information concerning changes in accounting principles, see Note 5 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
- - ---------------------------------------------

Sales and other operating revenue decreased $371 million, or 8 percent, principally due to lower refined product sales prices ($341 million) and lower revenues from resales of purchased oil and refined products ($171 million), partially offset by an increase in consumer excise taxes ($127 million). The $32 million decrease in gain on divestments is primarily due to the absence of a $30 million pretax gain on the sale of Suncor stock and a $19 million pretax gain on the sale of certain oil and gas properties in Dubai and Canada both recognized during the first half of 1993, partially offset by a $20 million pretax gain on the sale of Sun's remaining interest in a Colombian oil field recognized during the second quarter of 1994. Other income decreased $12 million primarily as a result of the absence of a $17 million pretax gain from the insurance settlement recorded by Suncor in the 1993 second quarter. Cost of products sold and operating expenses decreased $455 million, or 15 percent, primarily due to lower resales of purchased oil and refined products ($172 million) and lower domestic crude oil and refined product acquisition costs ($323 million) resulting primarily from lower average crude oil prices. Selling, general and administrative expenses increased $31 million, or 10 percent, primarily due to higher expenses in Sun's domestic refining and marketing operations ($19 million) and at Suncor ($5 million). This increase was due in part to higher distribution and operating expenses caused by the severe winter weather in the northeastern United States during 1994 and to increased expenses associated with the conversion of the Atlantic brand to Sunoco and the upgrading of the Sunoco image. Taxes, other than income taxes increased $109 million, or 11 percent, as higher consumer excise taxes ($127 million) were partially offset by lower crude oil and natural gas production taxes ($9 million). Depreciation, depletion and amortization increased $7 million, or 4 percent, primarily as a result of increased crude oil production in the U.K. North Sea. Interest cost and debt expense decreased $2 million, or 5 percent, due to a lower borrowing position at Helios Capital Corporation, Sun's leasing subsidiary. For a discussion of the cumulative effect of change in accounting principle, see Note 5 to the condensed consolidated financial statements.

                   RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sun Businesses (after tax)
- - ----------------------------------------------

                                     Three Months Ended
                                            June 30
                                     ------------------
                                       1994      1993      Variance
                                       ----      ----      --------
                                           (Millions of Dollars)

Fuels:
  Wholesale fuels                      $(22)      $--        $(22)
  Branded marketing                       5        13          (8)
Lubricants:
  Lubes                                  17        14           3
  Related fuels                         (19)       (8)        (11)
Chemicals                                 2         2          --
Logistics                                12        14          (2)
International production                  8        11          (3)
Canada (Suncor):*
  Exploration and production              2         1           1
  Oil sands                               7         6           1
  Refining and marketing                 (1)       --          (1)
  Corporate expenses**                   (1)       --          (1)
  Net financing expenses                 (1)       --          (1)
                                       ----      ----        ----
    Total Canada (Suncor)                 6         7          (1)
Corporate:
  Corporate expenses                     (4)       (4)         --
  Net financing expenses                 (8)       (7)         (1)
Income from operations held
 for sale:***
  Coal                                    2        --           2
  Real estate                            --        --          --
                                       ----      ----        ----
                                         (1)       42         (43)
Gain on sale of Suncor stock             --        19         (19)
Gain on divestment of exploration
  and production properties              13         9           4
                                       ----      ----        ----
Consolidated net income                $ 12      $ 70        $(58)
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

Analysis of Earnings Profile of Sun Businesses
- - ----------------------------------------------

In the three-month period ended June 30, 1994, Sun earned $12 million, or $.11 per share of common stock, compared with earnings of $70 million, or $.66 per share for the second quarter of 1993. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun recorded a loss of $1 million during the second quarter of 1994 compared to income of $42 million during the second quarter of 1993.

Fuels -- Sun's domestic Fuels business recorded a loss of $17 million in the second quarter of 1994 versus income of $13 million in the second quarter of 1993. Losses from Wholesale Fuels operations were $22 million in the current quarter compared with break-even results in the second quarter of 1993. Income from Branded Marketing operations decreased from $13 million in the year-ago quarter to $5 million in the second quarter of 1994.

The $22 million decrease in Wholesale Fuels results was due to lower margins ($22 million) across most products, particularly wholesale gasoline and distillates. The lower margins were caused largely by the rapid increase in crude oil prices during the recent quarter that were not matched by similar increases in refined product prices. Also contributing to the margin decline was an unscheduled three-week maintenance shutdown at the Marcus Hook catalytic cracking unit during the second quarter of 1994.

In Branded Marketing, the $8 million decline was caused largely by lower margins ($4 million). Higher expenses ($2 million) associated with the ongoing conversion of the Atlantic brand to Sunoco and the upgrading of the Sunoco image and a 2 percent decline in branded gasoline sales volumes ($1 million) also contributed to the decrease in Branded Marketing earnings. The volume decline was caused primarily by the elimination of some marginal distributor accounts.

Lubricants -- Results from Sun's Lubricants business decreased $8 million from the 1993 second quarter. Income from sales of lubricant products was $17 million in the current quarter, an increase of $3 million from the year-ago quarter. The improvement was due to 13 percent higher sales volumes ($6 million), particularly for base oils, partially offset by lower margins ($4 million). Losses from Related Fuels operations were $19 million during the second quarter of 1994, representing an $11 million decline from the 1993 second quarter loss of $8 million. The decline was largely due to lower margins on wholesale fuels ($10 million), particularly middle distillates.

Chemicals -- Sun's domestic Chemicals business earned $2 million in both the 1994 and 1993 second quarters. Higher aromatics and propylene margins ($4 million) were offset by lower sales volumes ($2 million) and higher operating expenses ($2 million). The decline in sales volumes was due largely to the unplanned three-week maintenance shutdown of the Marcus Hook catalytic cracking unit.

Logistics -- Logistics income was $12 million, a decrease of $2 million versus the year-ago quarter. Higher maintenance expenses due to increased right-of-way clearing programs in the eastern U.S. contributed to the decline.

International Production -- International Production earnings were $8 million in the current quarter versus $11 million in the second quarter of 1993. The $3 million decline was due largely to lower crude oil prices ($4 million). The favorable impact of higher North Sea crude oil production volumes ($4 million) and reduced after-tax foreign exchange losses ($2 million) was essentially offset by lower natural gas volumes ($2 million) and higher depreciation and operating expenses ($4 million) largely associated with the increased crude oil production volumes.

The average price received for Sun's international crude oil production was $15.45 per barrel in the second quarter of 1994 compared to $18.38 per barrel for the second quarter of 1993. Sun's average net production of crude oil was 23.8 thousand barrels daily during the second quarter of 1994 compared to average net production of 19.1 thousand barrels daily for the second quarter of 1993. The production increase is the result of improved operations and increased ownership interests in the Balmoral and Stirling fields in the U.K. North Sea.

The average price received for Sun's international natural gas production was $2.94 per thousand cubic feet for the current quarter compared to $3.00 per thousand cubic feet in the 1993 second quarter. Sun's average net production of natural gas was 46 million cubic feet daily in the current quarter of 1994 compared to 55 million cubic feet daily in the second quarter of 1993.

Canada (Suncor) -- Oil sands results increased $1 million as the impact of higher production volumes ($8 million) was largely offset by the absence of a $7 million after-tax gain from an insurance settlement recorded in the second quarter of 1993. Synthetic crude oil production volumes increased 44 percent from 47.3 thousand barrels daily during the 1993 second quarter to 68.3 thousand barrels daily during the second quarter of 1994. The 1994 production level was a second-quarter record for the oil sands plant while 1993 second-quarter production was curtailed by a planned maintenance shutdown which resulted in the stoppage of production for approximately one month. Canadian refining and marketing income decreased $1 million primarily due to lower retail gasoline margins.

Income from Operations Held for Sale -- For a discussion of Sun's coal and real estate operations held for sale, see Note 3 to the condensed consolidated financial statements.

Gain on Sale of Suncor Stock -- See "Analysis of Earnings Profile of Sun Businesses - Gain on Sale of Suncor Stock" under "Results of Operations - Six Months" for a discussion of the $19 million after-tax gain recorded in the second quarter of 1993.

Gain on Divestment of Exploration and Production Properties -- See "Analysis of Earnings Profile of Sun Businesses - Gain on Divestment of Exploration and Production Properties" under "Results of Operations - Six Months" for a discussion of the these gains.

Analysis of Consolidated Statements of Income
- - ---------------------------------------------

Sales and other operating revenue decreased $142 million, or 6 percent, principally due to lower refined product sales prices ($155 million) and lower revenues from resales of purchased oil and refined products ($85 million), partially offset by an increase in consumer excise taxes ($78 million). The $35 million decrease in gain on divestments is primarily due to the absence of the $30 million pretax gain on the sale of Suncor stock and the $19 million pretax gain on the sale of certain oil and gas properties in Dubai and Canada both recognized during the 1993 second quarter, partially offset by the $20 million pretax gain on the sale of Sun's remaining interest in a Colombian oil field recognized during the second quarter of 1994. Other income decreased $7 million primarily as a result of the absence of the $17 million gain from the oil sands insurance settlement recorded in the 1993 second quarter, partially offset by lower foreign exchange losses ($3 million) and higher miscellaneous income from Sun's domestic refining and marketing operations ($5 million). Cost of products sold and operating expenses decreased $168 million, or 11 percent, primarily due to lower resales of purchased oil and refined products ($86 million) and lower domestic crude oil and refined product acquisition costs ($104 million) resulting primarily from lower average crude oil prices. Selling, general and administrative expenses increased $13 million, or 9 percent, primarily due to higher expenses in Sun's domestic refining and marketing operations ($5 million) and at Suncor ($3 million). Taxes, other than income taxes increased $73 million, or 15 percent, as higher consumer excise taxes ($78 million) were partially offset by lower property and other taxes ($6 million) in domestic refining and marketing operations. Depreciation, depletion and amortization increased $2 million, or 2 percent, primarily as a result of increased crude oil production in the U.K. North Sea. The $4 million decrease in minority interest is primarily due to lower earnings at Suncor.

                            FINANCIAL CONDITION

Cash and Working Capital
- - ------------------------

At June 30, 1994, cash and cash equivalents were $114 million compared to $118 million at December 31, 1993, a decrease of 3 percent. At June 30, 1994, Sun had a working capital deficit of $338 million compared to a working capital deficit of $228 million at December 31, 1993. This $110 million increase in the working capital deficit is due largely to a $74 million increase in the current portion of long-term debt and an $86 million increase in short-term borrowings, partially offset by an increase in accounts and notes receivable ($20 million) and a decrease in accrued liabilities ($38 million). Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting to a significant portion of the inventories reflected in the condensed consolidated balance sheet. The current replacement cost of all such inventories exceeds the carrying value at June 30, 1994, by approximately $530 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for its ongoing operations.

Cash Generation and Financial Capacity
- - --------------------------------------

In the first half of 1994, Sun's net cash provided by (used in) operating activities ("cash generation") was $130 million compared to $(19) million in the first half of 1993. The $149 improvement in cash generation is largely due to a $206 million decrease in working capital uses pertaining to operating activities, partially offset by a $44 million decrease in income before special items. Divestment activities also have enhanced Sun's cash flow and liquidity. During the first six months of 1994 and 1993, proceeds from divestments totalled $42 and $247 million, respectively.

Net cash provided by operating and divestment activities has enabled Sun to sustain the current cash dividend, pursue its capital program and fulfill its current financing obligations. Management believes that cash generation is expected to provide most of Sun's future ongoing cash requirements. However, cash generation will continue to be subject to volatility primarily due to fluctuations in refined product margins and crude oil prices. In the event that cash generation is insufficient to satisfy near-term cash requirements, the Company has access to $500 million of short-term financing for operations in the form of commercial paper and revolving credit agreements from commercial banks. There were no borrowings against these revolving credit agreements at June 30, 1994. These facilities support Sun's commercial paper borrowings, which amounted to $166 million at June 30, 1994. The Company also has access to short-term financing under non-committed money market facilities. At June 30, 1994, $30 million was borrowed through these facilities. Suncor also has a revolving term credit facility available for its own use aggregating $289 million. At June 30, 1994, Suncor had no borrowings against this facility. In addition, Sun's capital spending levels from time to time are adjusted in response to changes in cash generation as a portion of capital spending is discretionary in nature.

As of June 30, 1994, Sun's long-term debt to long-term capitalization ratio was 27.5 percent. As indicated by this ratio, management believes that Sun has substantial long-term borrowing capacity which is available to pursue strategic and other operational investment opportunities as they arise.

On August 4, 1994, the Company concluded the purchase from Chevron U.S.A. Inc. of a 177,000-barrel-per-day refinery and related inventory located in Philadelphia, PA. This facility will be operated as an addition to Sun's Delaware Valley Refining Complex, which is comprised of the Company's Philadelphia and Marcus Hook refineries. The purchase did not include Chevron's interest in the Woodbury Pipeline and the Harbor Pipeline, which connects the refinery to the New York harbor. Pending resolution of certain statutory requirements, the Company anticipates the completion of the purchase of these pipeline interests at a later date. The purchase price of the above assets is expected to approximate $170 million. Chevron U.S.A. Inc. has agreed to repair the moderate damage sustained in a fire which occurred at the refinery prior to closing.

In the first quarter of 1994, Sun also signed an agreement to acquire from LASMO plc a 45 percent interest in Block 3/8A located in the North Sea for $59 million plus Sun's 20 percent interest in Block 16/12a also located in the North Sea. Production from Block 3/8A is expected to approximate 11,000 net barrels of crude oil per day. It is anticipated that this acquisition will be concluded in the third quarter.

The Company expects that these acquisitions will enhance Sun's earnings and cash flow in the second half of 1994.

                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings

     On March 11, 1994, Sun was advised by the Department of Justice, Environmental Enforcement Division ("DOJ") and the United States Environmental Protection Agency ("EPA") that they contemplated the filing of two lawsuits against Sun Company, Inc. (R&M) ("Sun(R&M)"), and a single suit against Atlantic Refining & Marketing Corp. ("Atlantic"), both wholly owned subsidiaries of the Company. The threatened action against both Sun(R&M) and Atlantic involved certain alleged violations of a National Pollution Discharge Elimination System ("NPDES") Permit at Sun's Philadelphia refinery. The second threatened action, against Sun(R&M) only, involved certain alleged violations of federal pre-treatment regulations under the Clean Water Act. Sun has participated in discussions with the DOJ and the EPA in an effort to review and settle these allegations. A settlement in principle, in the form of a Consent Decree, has been reached, and once finalized and signed by the parties, it will involve the payment of a civil fine in excess of $100,000.

     In April 1993, Sun(R&M) was advised by the DOJ and the EPA that they contemplated the filing of a lawsuit against Sun, seeking civil penalties and certain remedial action regarding the alleged violation of certain federal and state air emissions regulations at its Philadelphia refinery. As a result of discussions between Sun, the DOJ and the EPA, a negotiated settlement was entered into and the final Consent Order was entered on July 27, 1994. This settlement entailed Sun's payment of a civil penalty in the amount of $1.4 million and the implementation of specific emission reductions.

     On March 17, 1992, Region III of the EPA issued a Compliance Order to Sun(R&M) as a result of Sun(R&M)'s inability to meet the deadline for implementing required marine vapor controls pertaining to the loading of benzene at its refinery in Marcus Hook, Pennsylvania. The deadline was missed primarily because of the need to resolve several related matters with the U.S. Coast Guard. A settlement in principle was reached with the EPA whereby Sun(R&M) expects to pay civil fines amounting to more than $100,000; however, the negotiated consent decree has not yet been signed by the government.

     Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings, including those discussed above, would not be material in relation to the consolidated financial position of Sun at June 30, 1994.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company's shareholders was held on May 5, 1994. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations. At this meeting, the shareholders were requested (1) to act upon the appointment of independent accountants, (2) to act upon a shareholder proposal to establish a shareholders' advisory committee to provide non-binding recommendations to the Board of Directors pertaining to certain interests of shareholders on policy matters and (3) to elect a Board of Directors. The following action was taken by the Company's shareholders with respect to each of the above items:

     1. Concerning the motion to appoint Coopers & Lybrand as the Company's independent accountants, there was a total of 85,657,709 votes cast, with an aggregate of 84,125,916 votes cast in favor of such appointment, 1,531,793 against and 389,899 withheld (abstentions). There were no broker non-votes.

     2. Concerning the proposal to establish a shareholders' advisory committee to provide non-binding recommendations to the Board of Directors pertaining to certain interests of shareholders on policy matters, there was a total of 77,582,316 votes cast, with an aggregate of 6,038,327 votes cast in favor of such proposal, 71,543,989 against and 1,718,947 withheld (abstentions). There were 6,746,345 broker non-votes.

     3. Concerning the election of a Board of Directors of the Company, there was a total of 85,922,971 votes cast. Each of the following individuals continued his or her term of office as a director of the Company and was re-elected to the Board of Directors. The tabulation below sets forth the number of votes cast for, against or withheld (abstentions) for each director. There were no broker non-votes.

                                                                Number
                                Number          Number        "WITHHELD"
               NAME             "FOR"         "AGAINST"     (ABSTENTIONS)
               ----           ----------      ---------      -----------

          R. H. Campbell      85,625,418        297,553          124,637
          R. E. Cartledge     85,642,867        276,806          127,935
          R. E. Cawthorn      85,659,468        263,434          124,706
          M. J. Evans         85,437,205        474,792          135,611
          T. P. Gerrity       85,614,183        305,059          128,366
          J. G. Kaiser        85,542,568        362,168          142,872
          T. W. Langfitt      83,811,718      2,091,957          143,933
          R. A. Pew           84,110,507      1,810,451          126,650
          A. E. Piscopo       83,837,572      2,070,292          139,744
          W. F. Pounds        85,574,915        338,691          134,002
          B. R. Thompson, Jr. 60,054,907     25,795,589          197,112
          A. B. Trowbridge    85,491,366        340,457          215,785

Item 5.   Other Information

     Effective July 22, 1994, B.R. Thompson, Jr. resigned from the Board of Directors for personal reasons.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     11 - Statements re Sun Company, Inc. and Subsidiaries Computation of
          Per Share Earnings for the Six-Month and Three-Month Periods Ended June 30, 1994 and 1993.

     12 - Statement re Sun Company, Inc. and Subsidiaries Computation of
          Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 1994.

Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1994.

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

DATE August 12, 1994