Form 10-Q
period 1994-09-30
SUN CO INC
filed 1994-11-03
CIK 95304

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                                    OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number 1-6841

                             SUN COMPANY, INC.
       ------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                         23-1743282
- ---------------------------------------------   -------------------
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

                              NOT APPLICABLE
- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO
     ------           ------

At September 30, 1994, 106,876,274 shares of common stock were outstanding.

                             SUN COMPANY, INC.
                             -----------------

                                   INDEX



                                                            Page No.
                                                            --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          for the Nine Months Ended September 30, 1994
          and 1993                                             3

          Condensed Consolidated Statements of Income
          for the Three Months Ended September 30, 1994
          and 1993                                             4

          Condensed Consolidated Balance Sheets at
          September 30, 1994 and December 31, 1993             5

          Condensed Consolidated Statements of Cash
          Flows for the Nine Months Ended September 30,
          1994 and 1993                                        6

          Notes to Condensed Consolidated Financial
          Statements                                           7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                          15

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                   26

  Item 6. Exhibits and Reports on Form 8-K                    26



SIGNATURE                                                     28

                                  PART I
                           FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
- --------------------------------------------------------------------------
                                                       For the Nine Months
                                                        Ended September 30
                                                       -------------------
                                                         1994       1993
                                                       ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $1,570 in 1994 and $1,371 in 1993)   $6,973     $6,918
Gain on divestments (Note 3)                               49        148
Interest income                                            11         14
Income (loss) from investments in operations
  held for sale (Note 4)                                   (4)        --
Other income (Note 5)                                      17         47
                                                       ------     ------
                                                        7,046      7,127
                                                       ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses            4,334      4,460
Selling, general and administrative expenses              512        465
Taxes, other than income taxes                          1,673      1,482
Depreciation, depletion and amortization                  267        262
Exploratory costs and leasehold impairment                 16         16
Provision for write-down of assets and other
  matters (Note 6)                                         39         23
Minority interest                                          24         28
Interest cost and debt expense                             66         62
Interest capitalized                                       (8)        (6)
                                                       ------     ------
                                                        6,923      6,792
                                                       ------     ------
Income before provision for income taxes
  and cumulative effect of change in
  accounting principle                                    123        335
Provision for income taxes                                 29        116
                                                       ------     ------
Income before cumulative effect of change
  in accounting principle                                  94        219
Cumulative effect of change in accounting
  principle (Note 7)                                       (7)         5
                                                       ------     ------
NET INCOME                                             $   87     $  224
                                                       ======     ======
Earnings per share of common stock:*
  Income before cumulative effect of change in
    accounting principle                                $ .88      $2.05
  Cumulative effect of change in accounting principle    (.07)       .05
                                                        -----      -----
  Net income                                            $ .81      $2.10
                                                        =====      =====

Cash dividends paid per share of common stock           $1.35      $1.35
                                                        =====       ====
- ----------------
*Based on the weighted average number of shares outstanding (in thousands) of 107,066 in 1994 and 106,497 in 1993.

                         (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
- --------------------------------------------------------------------------
                                                      For the Three Months
                                                       Ended September 30
                                                      --------------------
                                                         1994       1993
                                                       ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $554 in 1994 and $482 in 1993)       $2,699     $2,273
Gain on divestments (Note 3)                               20         87
Interest income                                             4          5
Income from investments in operations
  held for sale (Note 4)                                    2         --
Other income (Note 5)                                       1         19
                                                       ------     ------
                                                        2,726      2,384
                                                       ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses            1,727      1,398
Selling, general and administrative expenses              181        165
Taxes, other than income taxes                            592        510
Depreciation, depletion and amortization                   89         91
Exploratory costs and leasehold impairment                  5          4
Provision for write-down of assets and
  other matters (Note 6)                                   39         23
Minority interest                                          11         14
Interest cost and debt expense                             25         19
Interest capitalized                                       (3)        (1)
                                                       ------     ------
                                                        2,666      2,223
                                                       ------     ------
Income before provision for income taxes                   60        161
Provision for income taxes                                 12         47
                                                       ------     ------
NET INCOME                                             $   48     $  114
                                                       ======     ======
Net Income per share of common stock*                    $.45      $1.07
                                                         ====      =====

Cash dividends paid per share of common stock            $.45       $.45
                                                         ====       ====
- ----------------
*Based on the weighted average number of shares outstanding (in thousands) of 106,958 in 1994 and 106,553 in 1993.

                         (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries
                                                     At            At
                                                September 30   December 31
                                                    1994          1993
(Millions of Dollars)                                  (UNAUDITED)
- --------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents, at cost which
  approximates market                               $  142       $  118
Accounts and notes receivable, net of allowances       721          572
Inventories:
  Crude oil                                            265          140
  Refined products                                     425          244
  Materials, supplies and other                         88           80
Deferred income taxes                                  109          123
                                                    ------       ------
Total Current Assets                                 1,750        1,277

Investment in Coal Operations Held for Sale (Note 4)    57          113
Investment in Real Estate Operations Held
  for Sale (Note 4)                                    129          134
Long-Term Receivables and Investments                  213          217
Properties, Plants and Equipment                     8,282        7,753
Less Accumulated Depreciation, Depletion
  and Amortization                                   4,119        3,922
                                                    ------       ------
Properties, Plants and Equipment, net                4,163        3,831

Deferred Charges and Other Assets                      323          328
                                                    ------       ------
Total Assets                                        $6,635       $5,900
                                                    ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $  754       $  641
Accrued liabilities                                    482          487
Short-term borrowings (Note 10)                        430          110
Current portion of long-term debt                       99           26
Taxes payable                                          250          241
                                                    ------       ------
Total Current Liabilities                            2,015        1,505

Long-Term Debt (Note 10)                               984          726
Retirement Benefit Liabilities                         544          523
Deferred Income Taxes                                  342          369
Other Deferred Credits and Liabilities                 446          421
Commitments and Contingent Liabilities (Note 8)
Minority Interest                                      379          372
Stockholders' Equity (Note 9)                        1,925        1,984
                                                    ------       ------
Total Liabilities and Stockholders' Equity          $6,635       $5,900
                                                    ======       ======
- ----------------
Sun follows the successful efforts method of accounting for oil and gas exploration and production operations.

                         (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
- -------------------------------------------------------------------------
                                                       For the Nine Months
                                                       Ended September 30
                                                       ------------------
                                                         1994       1993
                                                        -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  87      $ 224
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Cumulative effect of change in accounting
      principle                                             7         (5)
    Provision for write-down of assets
      and other matters                                    39         23
    Gain on divestments                                   (49)      (148)
    Depreciation, depletion and amortization              267        262
    Dry hole costs and leasehold impairment                10         10
    Deferred income taxes                                 (14)         5
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                      (150)        78
      Inventories                                        (206)       (21)
      Accounts payable and accrued liabilities             52       (356)
      Taxes payable                                        16         55
    Other                                                  26         41
                                                        -----      -----
Net cash provided by operating activities                  85        168
                                                        -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (518)      (372)
  Acquisition of Chevron assets (Note 2)                 (151)        --
  Cash provided by coal operations held for sale           20        138
  Cash provided by (used in) real estate operations
    held for sale                                           7        (16)
  Proceeds from divestments                                65        317
  Other                                                     2        (25)
                                                        -----      -----
Net cash provided by (used in) investing activities      (575)        42
                                                        -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of)
    short-term borrowings (Note 10)                       320       (130)
  Proceeds from issuance of long-term debt (Note 10)      444         34
  Repayments of long-term debt                           (112)       (46)
  Cash dividend payments                                 (144)      (144)
  Other                                                     6          5
                                                        -----      -----
Net cash provided by (used in) financing activities       514       (281)
                                                        -----      -----
Net increase (decrease) in cash and cash equivalents       24        (71)
Cash and cash equivalents at beginning of period          118        179
                                                        -----      -----
Cash and cash equivalents at end of period              $ 142      $ 108
                                                        =====      =====

                         (See Accompanying Notes)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------


1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the cumulative effect of change in accounting principle (Note 7). Results for the three and nine months ended September 30, 1994 are not necessarily indicative of results for the full year 1994.

2.   Acquisition of Chevron Assets.

     On August 4, 1994, Sun concluded the purchase from Chevron U.S.A. Inc. ("Chevron") of a 177,000 barrel-per-day refinery and related inventory located in Philadelphia, PA. As part of the transaction, Sun assumed certain liabilities. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the refinery have been included in the condensed consolidated statement of income since August 4, 1994. The purchase price of $151 million has been allocated to the assets acquired and liabilities assumed on the basis of their relative fair market values as set forth below (in millions of dollars):

     ASSETS
       Inventories                                     $108
       Properties, plants and equipment                 136

     LIABILITIES
       Accrued liabilities                              (10)
       Retirement benefit liabilities                   (22)
       Other deferred credits and liabilities           (61)
                                                       ----

     Net decrease in cash and cash equivalents         $151
                                                       ====

     In connection with this transaction, on October 26, 1994, Sun also completed the acquisition of Chevron's interest in the Woodbury Pipeline and the Harbor Pipeline, which connect the refinery to the New York harbor, for $13 million.

     The unaudited pro forma sales and other operating revenue (excluding consumer excise taxes) of Sun for the nine months ended September 30, 1994 and 1993, as if the acquisition of these assets had occurred on January 1, 1993, were $6,118 million and $6,653 million, respectively. The unaudited pro forma net income and net income per share of common stock of Sun for the nine months ended September 30, 1994 and 1993 were $99 million ($.92 per share of common stock) and $250 million ($2.35 per share of common stock), respectively. The pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

     Actual sales and other operating revenue (excluding consumer excise taxes) and net income from the refinery for the period from August 4, 1994 through September 30, 1994 amounted to $242 and $5 million, respectively.

3.   Gain on Divestments.

     During the third quarter of 1994, Sun completed an acquisition of a 45 percent interest in Block 3/8A ("Ninian and Columba fields") located in the U.K. North Sea for $59 million plus Sun's 20 percent interest in Block 16/12a also located in the U.K. North Sea. The disposition of Block 16/12a increased Sun's net income by $15 million after-tax or $.14 per share of common stock.

     In June 1994, Sun sold its remaining interest in an oil field located in Colombia. In connection with this sale, Sun recognized a $20 million gain, which increased net income by $13 million or $.12 per share of common stock during the second quarter of 1994.

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

     During the second quarter of 1993, Sun also completed the sales of certain oil and gas properties located in Dubai and Canada which previously were identified for divestment as part of the Company's 1992 restructuring plan. In connection with these sales, Sun recognized a $19 million gain, which increased results of operations by $9 million after tax or $.08 per share of common stock. During the third quarter of 1993, Sun completed the sales of certain exploration properties in the U.K. North Sea and additional crude oil producing properties in Canada. In connection with these sales, Sun recognized an $86 million gain, which increased results of operations by $65 million after tax or $.61 per share of common stock.

4.   Investments in Operations Held for Sale.

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

     Prior to the fourth quarter of 1993, coal and real estate operations had been classified as discontinued operations in the consolidated financial statements. In accordance therewith, results of operations of Sun's coal and real estate businesses subsequent to their measurement dates of December 31, 1992 and September 30, 1991, respectively, had been excluded from the consolidated statements of income. In November 1993, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 93 which requires discontinued operations that have not been divested within one year of their measurement dates to be accounted for prospectively as investments held for sale. As a result, pretax income (loss) from Sun's coal and real estate operations, which totalled $(6) and $2 million, respectively, during the first nine months of 1994, has been included as a single amount in income from continuing operations. On an after-tax basis, income from Sun's coal and real estate operations totalled $8 and $2 million, respectively, during the first nine months of 1994.

     The net assets and liabilities relating to the coal and real estate operations held for sale have been segregated on the condensed consolidated balance sheets to separately identify them as investments in operations held for sale. Such amounts are summarized as follows:

                                                September 30   December 31
                                                    1994           1993
                                                ------------   -----------
                                                     (Millions of Dollars)
       Coal Operations

     Accounts receivable                             $  17        $  18
     Inventories                                        15           27
     Properties, plants and equipment                  142          175
     Other assets                                       17           32
     Accounts payable and accrued liabilities          (43)         (40)
     Retirement benefit liabilities                    (41)         (44)
     Other liabilities                                 (50)         (55)
                                                     -----        -----
     Investment in coal operations held for sale     $  57        $ 113
                                                     =====        =====
       Real Estate Operations

     Inventories                                     $ 156        $ 158
     Properties, plants and equipment                  212          374
     Other assets                                       24           49
     Nonrecourse financing                              --          (90)
     Recourse debt                                    (226)        (324)
     Other liabilities                                 (37)         (33)
                                                     -----        -----
     Investment in real estate operations
       held for sale                                 $ 129        $ 134
                                                     =====        =====

     In June 1994, Radnor divested three Pennsylvania office projects for $161 million and two Florida shopping centers for $25 million. The net proceeds were used principally to repay Radnor debt.

     As part of a restructuring of Radnor's recourse debt obligations during 1992, the Company, through its wholly owned subsidiary, The Claymont Investment Company, has provided Radnor with a $100 million credit facility. As of September 30, 1994, there was $14 million borrowed against this facility. Amounts borrowed by Radnor under this facility are not collateralized by any of its assets.

     Radnor's recourse debt obligations require that its stockholder's equity, which totalled $110 million at September 30, 1994, equal at least $100 million. In the event that Radnor's stockholder's equity declines below this amount, the Company would have the option to make a capital contribution to Radnor to avoid default by Radnor on these obligations or to advance the remaining amount available under the $100 million credit facility.

5.   Other Income.

     In September 1993, Suncor recognized a $6 million gain from the settlement of an insurance claim associated with a partial freeze-up at the oil sands plant in late 1992. This settlement increased net income and net income per share of common stock by $3 million and $.03, respectively, during the third quarter of 1993.

     In June 1993, Suncor settled all claims arising from a 1987 fire at its oil sands facility in Fort McMurray, Alberta. Sun recognized a $17 million gain in connection with the settlement, which increased net income and net income per share of common stock by $7 million and $.07, respectively, during the second quarter of 1993.

6.   Write-downs of Assets and Other Matters.

     During the third quarter of 1994, Sun recorded a provision primarily attributable to a write-down to estimated net realizable value of its investment in coal operations held for sale.

     During the third quarter of 1993, Sun recorded a provision associated with the restructuring of its Canadian refining and marketing operations and established additional loss accruals related to the recoverability of its remaining leasing and secured lending portfolio.

     The following is a summary of the provisions for write-down of assets and other matters (in millions of dollars except per share amounts):

                                                                 After-Tax
                                                                 Losses Per
                                               Income             Share of
                                                 Tax    After-Tax  Common
                                Provisions    Benefits   Losses     Stock
                                ----------    --------   ------   ---------
     1994
     Coal operations held
       for sale                     $36           $16       $20      $.19
     Other                            3             1         2       .02
                                    ---           ---       ---      ----
                                    $39           $17       $22      $.21
                                    ===           ===       ===      ====
     1993
     Canadian operations            $15*          $ 8       $ 7      $.06
     Leasing operations               8             3         5       .05
                                    ---           ---       ---      ----
                                    $23           $11       $12      $.11
                                    ===           ===       ===      ====
     ----------------
     *Net of minority interest share of provision for write-down of assets and other matters.

7.   Changes in Accounting Principles.

       Postemployment Benefits

     Effective January 1, 1994, Sun adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). It required companies to recognize the obligation to provide benefits to their former or inactive employees after employment but before retirement. The cumulative effect of this accounting change for years prior to 1994, which is shown separately in the condensed consolidated statement of income, decreased net income for the nine months ended September 30, 1994 by $7 million (after related income tax benefit of $4 million), or $.07 per share of common stock. Excluding the cumulative effect, this change did not have a significant impact on Sun's net income for the nine months ended September 30, 1994.

       Income Taxes

     Effective January 1, 1993, Sun adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("SFAS No. 109") which changed the method of computing deferred income taxes from a deferred to a liability approach. Under the liability method, deferred income taxes are determined based on temporary differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect during the years in which the differences are expected to reverse, and on available tax credits and carryforwards. The cumulative effect of this accounting change for years prior to 1993, which is shown separately in the condensed consolidated statement of income, increased net income for the nine months ended September 30, 1993 by $5 million, or $.05 per share of common stock. Excluding the cumulative effect, this change increased net income for the nine months ended September 30, 1993 by $38 million, or $.36 per share of common stock, primarily due to lower U.S. income tax expense on foreign earnings, including a $19 million reduction in deferred income tax expense attributable to the 1993 third-quarter sale of certain exploration properties in the U.K. North Sea (Note 3). Since the deferred income tax assets and liabilities will have to be adjusted for any enacted change in tax rate, Sun's net income may be subject to increased volatility.

8.   Commitments and Contingent Liabilities.

     In 1992, a wholly owned subsidiary of the Company became a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $225 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. As of September 30, 1994, BEF had borrowed $176 million, the total amount available under a construction loan facility, of which the Company guarantees one-third or $59 million. The plant has a designed capacity of 12,600 barrels daily of MTBE.
     The construction of the facility is essentially completed and sustained start-up tests are underway. After completion of these tests in the first half of 1995, the construction loan will be converted into a five-year, nonrecourse term loan with a first priority lien on all project assets.

     In order to obtain a secure supply of oxygenates for the manufacture of reformulated fuels, Sun has entered into a 10-year off-take agreement with BEF. Pursuant to this agreement, Sun will purchase all of the MTBE production from the plant. The minimum per unit price to be paid for the first 12,600 barrels daily of MTBE production while the nonrecourse term loan is outstanding will be equal to BEF's annual raw material and operating costs and debt service payments divided by the plant's annual designed capacity. Notwithstanding this minimum price, Sun has agreed to pay BEF a price during the first three years of the off-take agreement which approximates prices included in current MTBE long-term sales agreements in the marketplace. This price is expected to exceed the minimum price required by the loan agreement. Sun will negotiate a new pricing arrangement with BEF for the remaining seven years the off-take agreement is in effect which will be based upon the expected market conditions existing at such time.

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

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject the Company to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at various sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 1994, Sun had been named as a PRP at 45 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by the Company at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

     Sun's policy is to accrue environmental remediation costs for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are based on currently available facts, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. Sun's international production and Canadian operations are subject to less demanding environmental regulatory requirements than its U.S. operations and these less stringent requirements are considered in determining the accruals for those locations. Sun's accruals reflect the Company's philosophy of aggressively managing remediation costs to ensure the most cost-effective method of protecting the health, safety and environment of affected communities. The accrued liability for environmental remediation totalled $260 million at September 30, 1994 and $259 million at December 31, 1993. Sun also accrues estimated dismantlement, restoration, reclamation and abandonment costs at its oil and gas exploration and production and oil sands mining operations through a charge against income primarily on a units of production basis. The accrued liability for these activities, which are conducted primarily by Suncor, Sun's 55 percent owned subsidiary, totalled $127 million at September 30, 1994 and $119 million at December 31, 1993. The accruals for environmental remediation and reclamation activities are included primarily in other deferred credits and liabilities in the condensed consolidated balance sheets. Pretax charges against income for environmental remediation and reclamation totalled $15 and $32 million for the nine months ended September 30, 1994 and 1993, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $11 million at September 30, 1994 and are included in deferred charges and other assets in the condensed consolidated balance sheet.

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

     Management believes that any costs attributable to the matters discussed above are expected to be incurred over an extended period of time and to be funded from Sun's net cash flow from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flow for any one quarter or year, management of Sun believes that any liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at September 30, 1994. Furthermore, management of Sun believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flow or liquidity.

9.   Stockholders' Equity.
                                                 At             At
                                            September 30    December 31
                                                1994           1993
                                            ------------    -----------
                                               (Millions of Dollars)

     Common stock, par value $1 per share       $  129        $  129
     Capital in excess of par value              1,308         1,303
     Cumulative foreign currency translation
       adjustment                                  (70)          (62)
     Earnings employed in the business           1,579         1,636
                                                ------        ------
                                                 2,946         3,006
     Less common stock held in treasury,
       at cost                                   1,021         1,022
                                                ------        ------
     Total                                      $1,925        $1,984
                                                ======        ======

10.  Subsequent Event.

     On November 1, 1994, the Company issued $150 million of 8-1/8 percent 5-year notes and $100 million of 9 percent 30-year debentures. The proceeds from these borrowings will be used to repay short-term borrowings as they mature. Accordingly, $250 million of short-term borrowings was classified as long-term debt at September 30, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sun Businesses (after tax)
- ----------------------------------------------

                                      Nine Months Ended
                                         September 30
                                      -----------------
                                       1994      1993      Variance
                                       ----      ----      --------
                                           (Millions of Dollars)
Fuels:
  Wholesale fuels                      $(56)     $(34)       $(22)
  Branded marketing                      38        61         (23)
Lubricants:
  Lubes                                  50        42           8
  Related fuels                         (25)      (30)          5
Chemicals                                 9        12          (3)
Logistics                                35        34           1
International production                 38        55         (17)
Canada (Suncor):*
  Exploration and production              4         4          --
  Oil sands                              23        25          (2)
  Refining and marketing                  7         7          --
  Corporate expenses**                   (4)       (5)          1
  Net financing expenses                 (3)       (2)         (1)
                                       ----      ----        ----
    Total Canada (Suncor)                27        29          (2)
Corporate:
  Corporate expenses                    (16)      (12)         (4)
  Net financing expenses                (22)      (19)         (3)
Income from operations held
 for sale:***
  Coal                                    8        --           8
  Real estate                             2        --           2
                                       ----      ----        ----
                                         88       138         (50)
Gain on sale of Suncor stock             --        19         (19)
Gain on divestment of exploration
  and production properties              28        74         (46)
Provision for write-down of assets
  and other matters                     (22)      (12)        (10)
Cumulative effect of change in
  accounting principle+                  (7)        5         (12)
                                       ----      ----        ----
Consolidated net income                $ 87      $224       $(137)
                                       ====      ====        ====
- ----------------
  *Sun reduced its ownership interest in Suncor from approximately
   68 percent to 55 percent in May 1993.
 **Includes consolidation adjustments.
***Effective in the fourth quarter of 1993, coal and real estate operations are accounted for as investments held for sale. During the first nine months of 1993, as discontinued operations, earnings from these businesses were excluded from Sun's consolidated results of operations.
  +Consists of the impact of the cumulative effect of a change in the method of accounting for postemployment benefits in 1994 and a change in the method of accounting for income taxes in 1993.

Analysis of Earnings Profile of Sun Businesses
- ----------------------------------------------

In the nine-month period ended September 30, 1994, Sun earned $87 million, or $.81 per share of common stock, compared with earnings of $224 million, or $2.10 per share for the first nine months of 1993. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $88 million during the first nine months of 1994 compared to $138 million during the first nine months of 1993.

Fuels -- Results from Sun's domestic Fuels business, comprised primarily of the manufacturing and marketing of petroleum products in the northeastern U.S., declined from earnings of $27 million in the first nine months of 1993 to a loss of $18 million in the first nine months of 1994. Losses from Sun's northeastern U.S. Wholesale Fuels operations increased from $34 million in the first nine months of 1993 to $56 million in the first nine months of 1994. Income from Branded Marketing operations decreased from $61 million in the year-ago nine month period to $38 million in the first nine months of 1994.

On August 4, 1994, the Company completed the acquisition of a 177,000 barrel-per-day refinery and related inventory in Philadelphia ("Girard Point") from Chevron U.S.A. Inc. ("Chevron"). (See Note 2 to the condensed consolidated financial statements.) This refinery, which manufactures primarily gasoline, distillates and petrochemicals for distribution to wholesale and industrial customers, contributed $1 million in earnings to Wholesale Fuels results in the 1994 third quarter. (See also Chemicals below).

Excluding activity from the Girard Point refinery, Wholesale Fuels results declined $23 million primarily due to higher refinery operating expenses ($12 million) caused largely by severe winter weather conditions in the northeastern United States during the first quarter of 1994, lower sales volumes ($6 million) and lower average wholesale fuels product margins ($9 million). Partially offsetting this decrease was a $5 million after-tax gain recognized in connection with the settlement of various inventory hedge contracts.

In Branded Marketing, the $23 million decline was caused largely by higher operating and administrative expenses ($15 million), due in part to severe weather conditions in the 1994 first quarter, and to increased expenses related to the ongoing conversion of the Atlantic brand to Sunoco and the upgrading of the Sunoco image. A three percent decline in branded gasoline sales volumes also contributed to the decrease in Branded Marketing earnings. The volume decline was caused primarily by the elimination of some marginal distributor accounts, Sun's 1993 withdrawal from areas supplied by the Tulsa Refinery and the severe wintertime driving conditions which reduced gasoline sales.

Lubricants -- Results from Sun's Lubricants business, comprised of the manufacturing, packaging and marketing of lubricants and specialty oil products as well as the related manufacturing and wholesale marketing of fuels produced at Sun's Tulsa and Puerto Rico refineries, increased $13 million over the first nine months of 1993. Income from sales of lubricant products was $50 million in the current nine-month period compared with $42 million in the first nine months of 1993. The favorable impact of 16 percent higher lubricants sales volumes ($24 million) was partially offset by lower average margins ($11 million), particularly for base oils, and higher operating expenses ($6 million) resulting primarily from increased refinery production levels. Losses from Related Fuels operations were $25 million during the first nine months of 1994, representing a $5 million improvement from the $30 million loss in the year-ago period. The improvement was due to higher margins on wholesale fuels products ($6 million) and higher sales volumes ($4 million), partially offset by higher operating expenses ($5 million) resulting primarily from increased refinery production levels.

Chemicals -- Income from Sun's domestic Chemicals business was $9 million in the first nine months of 1994 versus $12 million in the prior year period. The $3 million decrease in Chemicals results was due to lower sales volumes ($8 million) and higher operating expenses ($6 million) during the first nine months of 1994. Production curtailments at the Company's northeastern refineries during the first half of 1994 were largely responsible for the decline in sales volumes. Partially offsetting these negative factors were higher margins ($7 million) and a $4 million income contribution from the sale of petrochemicals produced at the Girard Point refinery.

Logistics -- Logistics (pipeline transportation and petroleum terminalling operations) income was $35 million in the first nine months of 1994 compared to $34 million in the year-ago period. The $1 million increase was due principally to improved operating performance.

International Production -- International Production earnings were $38 million in the first nine months of 1994 versus $55 million in the first nine months of 1993. The $17 million decline was due largely to lower crude oil prices ($9 million) and natural gas volumes ($5 million) and an increase in after-tax foreign exchange translation losses ($5 million). Partially offsetting these negative factors were a $2 million after-tax gain recognized on the redetermination of the Pickerill field in the U.K. North Sea and $2 million of after-tax income attributable to the acquisition of a 45 percent interest in Block 3/8A (Ninian and Columba fields) finalized in the 1994 third quarter. The favorable impact of higher North Sea crude oil production volumes, resulting in part from the Block 3/8A acquisition, was essentially offset by higher depreciation and cost and operating expenses.

The average price received for Sun's international crude oil production was $15.50 per barrel in the first nine months of 1994 compared to $17.16 per barrel for the first nine months of 1993. Sun's average net production of crude oil was 26.7 thousand barrels daily during the first nine months of 1994 compared to average net production of 27.0 thousand barrels daily for the first nine months of 1993. The production decline is the result of the absence of volumes from properties located in Dubai which were sold in April 1993. Excluding the Dubai volumes, crude production increased 25 percent from the prior year first nine months due to improved operations, increased ownership interests in the Balmoral and Stirling fields in the U.K. North Sea and the added production from the Ninian field acquired in the 1994 third quarter.

The average price received for Sun's international natural gas production was $2.95 per thousand cubic feet for the current nine-month period compared to $2.97 per thousand cubic feet in the first nine months of 1993. Sun's average net production of natural gas was 46 million cubic feet daily in the first nine months of 1994 compared to 55 million cubic feet daily in the 1993 period. The production decline was largely due to maintenance activities in the Thames and Hewett fields in the U.K. North Sea during 1994.

Canada (Suncor) -- Canadian exploration and production results were flat versus the year-ago nine-month period as lower operating and administrative expenses ($1 million) and higher natural gas prices ($2 million) were offset by lower crude oil prices ($1 million) and higher income tax expense ($2 million). Oil sands results decreased $2 million due to the absence of a $7 million after-tax gain from an insurance settlement recorded in the 1993 second quarter. Operationally, the favorable impact of higher synthetic crude oil production volumes ($14 million) was partially offset by a 7-percent decline in synthetic crude oil prices to $15.96 per barrel ($6 million). Synthetic crude oil production volumes increased 18 percent from 58.5 thousand barrels daily during the 1993 first nine months to 69.2 thousand barrels daily during the first nine months of 1994. The increase in production was due, in part, to modifications made to the oil sands plant's upgrader in 1993 and to a planned maintenance shutdown in April 1993, resulting in the stoppage of production until late May 1993.
Canadian refining and marketing income was flat versus the year-ago nine month period as higher refined product volumes and margins were offset by higher administrative and tax expenses.

Corporate -- Corporate expenses increased $4 million in part due to higher administrative expenses. Net financing expenses were up $3 million versus the year-ago period due to the absence of a $3 million after-tax gain on the sale of an equity investment recognized in the first quarter of 1993.

Income from Operations Held for Sale -- For a discussion of Sun's coal and real estate operations held for sale, see Note 4 to the condensed consolidated financial statements.

Gain on Sale of Suncor Stock -- In the second quarter of 1993, Sun recognized a $19 million after-tax gain, or $.18 per share of common stock, on the sale of 6.8 million shares of Suncor common stock. This sale reduced Sun's ownership interest in Suncor from approximately 68 percent to 55 percent.

Gain on Divestment of Exploration and Production Properties -- During the first nine months of 1994, Sun disposed of its interest in a North Sea exploration block and also sold its remaining interest in a Colombian oil field. An after-tax gain of $28 million, or $.26 per share of common stock, was recognized in connection with these sales. During the prior year nine-month period, Sun disposed of certain oil and gas producing properties located in Dubai and Canada and certain exploration properties located in the U.K. North Sea which previously were identified for divestment as part of the Company's 1992 restructuring plan. An after-tax gain of $74 million, or $.69 per share of common stock, was recognized in connection with these sales.

Provision for Write-down of Assets and Other Matters -- During the third quarter of 1994, Sun recorded a $22 million after-tax charge primarily attributable to a write-down to estimated net realizable value of its investment in coal operations held for sale. During the third quarter of 1993, Sun recorded a $12 million after-tax provision which included a $7 million after-tax charge associated with the restructuring of Suncor's refining and marketing business and a $5 million after-tax loss accrual related to the recoverability of the Company's remaining leasing and secured lending portfolio.

Cumulative Effect of Change in Accounting Principle -- For information concerning changes in accounting principles, see Note 7 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
- ---------------------------------------------

Sales and other operating revenue increased $55 million, or 1 percent, principally due to higher refined product sales volumes ($305 million) and an increase in consumer excise taxes ($199 million), partially offset by lower refined product sales prices ($286 million) and lower revenues from resales of purchased oil and refined products ($145 million). The $99 million decrease in gain on divestments is primarily due to the absence of pretax gains recognized in 1993 on the sales of Suncor stock ($30 million), oil and gas properties located in Dubai ($11 million) and Canada ($14 million), and certain exploration blocks in the U.K. North Sea ($80 million), partially offset by a $15 million pretax gain on the sale of Sun's interest in Block 16/12a in the U.K. North Sea recognized in the third quarter of 1994 and a $20 million pretax gain on the sale of Sun's remaining interest in a Colombian oil field recognized during the second quarter of 1994. Other income decreased $30 million primarily as a result of the absence of $23 million of pretax gains from insurance and litigation settlements recorded by Suncor in 1993.

Cost of products sold and operating expenses decreased $126 million, or 3 percent, primarily due to lower resales of purchased oil and refined products ($147 million) and lower domestic crude oil and refined product acquisition costs ($20 million), partially offset by higher refinery operating expenses ($54 million). The increase in refinery operating expenses was primarily due to the severe winter weather conditions in the northeastern United States during the first quarter of 1994 and to operating expenses attributable to the Girard Point refinery acquired on August 4, 1994. Selling, general and administrative expenses increased $47 million, or 10 percent, primarily due to higher expenses in Sun's domestic refining and marketing operations ($37 million). This increase was due in part to higher distribution and operating expenses caused by the severe winter weather in the northeastern United States during 1994 and to increased expenses associated with the conversion of the Atlantic brand to Sunoco and the upgrading of the Sunoco image. Taxes, other than income taxes increased $191 million, or 13 percent, due to higher consumer excise taxes ($199 million). Depreciation, depletion and amortization increased $5 million, or 2 percent, primarily as a result of increased crude oil production in the U.K. North Sea. For a discussion of the provision for write-down of assets and other matters recorded in 1994 and 1993, see Note 6 to the condensed consolidated financial statements. Interest cost and debt expense increased $4 million, or 6 percent, due to higher average short-term borrowings, partially offset by a lower borrowing position at Helios Capital Corporation, Sun's leasing subsidiary. For a discussion of the cumulative effect of change in accounting principle, see Note 7 to the condensed consolidated financial statements.

                   RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sun Businesses (after tax)
- ----------------------------------------------

                                     Three Months Ended
                                        September 30
                                     ------------------
                                       1994      1993      Variance
                                       ----      ----      --------
                                           (Millions of Dollars)

Fuels:
  Wholesale fuels                      $(23)     $ (3)       $(20)
  Branded marketing                      25        29          (4)
Lubricants:
  Lubes                                  19         9          10
  Related fuels                         (10)       (9)         (1)
Chemicals                                10         3           7
Logistics                                12        10           2
International production                 16        19          (3)
Canada (Suncor):
  Exploration and production              1         2          (1)
  Oil sands                              14        13           1
  Refining and marketing                  3         4          (1)
  Corporate expenses*                    (2)       (2)         --
  Net financing expenses                 (1)       (1)         --
                                       ----      ----        ----
    Total Canada (Suncor)                15        16          (1)
Corporate:
  Corporate expenses                     (7)       (4)         (3)
  Net financing expenses                 (8)       (9)          1
Income from operations held
 for sale:**
  Coal                                    6        --           6
  Real estate                            --        --          --
                                       ----      ----        ----
                                         55        61          (6)
Gain on divestment of exploration
  and production properties              15        65         (50)
Provision for write-down of assets
  and other matters                     (22)      (12)        (10)
                                       ----      ----        ----
Consolidated net income                $ 48      $114        $(66)
                                       ====      ====        ====
- ----------------
 *Includes consolidation adjustments.
**Effective in the fourth quarter of 1993, coal and real estate operations are accounted for as investments held for sale. During the first nine months of 1993, as discontinued operations, earnings from these businesses were excluded from Sun's consolidated results of operations.

Analysis of Earnings Profile of Sun Businesses
- ----------------------------------------------

In the three-month period ended September 30, 1994, Sun earned $48 million, or $.45 per share of common stock, compared with earnings of $114 million, or $1.07 per share for the third quarter of 1993. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $55 million during the third quarter of 1994 compared to income of $61 million during the third quarter of 1993.

Fuels -- Sun's domestic Fuels business recorded income of $2 million in the third quarter of 1994 versus income of $26 million in the third quarter of 1993. Losses from Wholesale Fuels operations were $23 million in the current quarter compared with a loss of $3 million in the third quarter of 1993. Income from Branded Marketing operations decreased from $29 million in the year-ago quarter to $25 million in the third quarter of 1994.

Wholesale Fuels results for the current quarter include $1 million of after-tax income from operations at Sun's Girard Point refinery acquired from Chevron on August 4, 1994 (see Chemicals below and Note 2 to the condensed consolidated financial statements).

Excluding results of operations from the Girard Point refinery, Wholesale Fuels results declined due to lower margins ($20 million) across most products, particularly wholesale gasoline, middle distillates and asphalt, and lower sales volumes ($3 million). Partially offsetting this decrease was a $5 million after-tax gain recognized in connection with the settlement of various inventory hedge contracts.

In Branded Marketing, the $4 million decline was caused largely by higher selling, general and administrative expenses ($5 million). Branded gasoline sales volumes declined four percent versus the year-ago quarter due primarily to Sun's strategy of eliminating marginal distributor accounts. The impact of these lower volumes on net income was minimal.

Lubricants -- Results from Sun's Lubricants business increased $9 million from the 1993 third quarter. Income from sales of lubricant products was $19 million in the current quarter, an increase of $10 million from the year-ago quarter. The improvement was due to 16 percent higher sales volumes ($15 million), particularly for base oils, partially offset by lower margins ($2 million). Lubes production at Sun's Tulsa and Puerto Rico refineries averaged 20,700 barrels a day, an increase of nearly 60 percent from the 1993 third quarter, when there was a scheduled maintenance shutdown at Puerto Rico. Losses from Related Fuels operations were $10 million during the third quarter of 1994, representing a $1 million increase in the 1993 third quarter loss of $9 million. A decline in margins on middle distillates was largely offset by improved refinery operations at Sun's Puerto Rico and Tulsa refineries.

Chemicals -- Sun's domestic Chemicals business earned $10 million in the 1994 third quarter, compared with income of $3 million in the third quarter of 1993. Higher aromatics and propylene margins ($8 million) were partially offset by lower sales volumes ($3 million) and higher operating expenses ($3 million). New chemicals production resulting from the acquisition of the Girard Point refinery also contributed $4 million to the improved earnings.

Logistics -- Logistics income was $12 million, an increase of $2 million versus the year-ago quarter, due principally to improved operating performance.

International Production -- International Production earnings were $16 million in the current quarter versus $19 million in the third quarter of 1993. The $3 million decline in earnings was due largely to lower natural gas prices and volumes ($2 million), the absence of certain tax benefits recorded in the prior year third quarter ($5 million) and an increase in after-tax foreign exchange translation losses ($2 million). Partially offsetting these negative factors were a $2 million after-tax gain from the redetermination of the Pickerill field in the U.K. North Sea and $2 million of after-tax income from the Ninian field recognized in the third quarter of 1994.

The average price received for Sun's international crude oil production was $16.96 per barrel in the third quarter of 1994 compared to $16.89 per barrel for the third quarter of 1993. Sun's average net production of crude oil was 29.9 thousand barrels daily during the third quarter of 1994 compared to average net production of 25.2 thousand barrels daily for the third quarter of 1993. This increase reflects the added production from the Ninian field which averaged approximately eight thousand net barrels daily during the quarter. When fully developed, production from the acquired block is expected to exceed 11 thousand net barrels of crude oil per day. Production declines at the Balmoral field due to scheduled maintenance partially offset the added volumes associated with the Ninian field.

The average price received for Sun's international natural gas production was $3.16 per thousand cubic feet for the current quarter compared to $3.67 per thousand cubic feet in the 1993 third quarter. Sun's average net production of natural gas was 31 million cubic feet daily in the current quarter of 1994 compared to 35 million cubic feet daily in the third quarter of 1993.

Canada (Suncor) -- Canadian exploration and production results decreased $1 million, as higher income tax expense ($2 million) was partially offset by an increase in natural gas production volumes ($1 million). Oil sands results increased $1 million as the impact of higher synthetic crude oil prices ($3 million) and production volumes ($2 million) was largely offset by the absence of a $3 million after-tax gain from an insurance settlement received in the third quarter of 1993. Synthetic crude oil production volumes increased 2 percent to 72.7 thousand barrels daily during the third quarter of 1994. Canadian refining and marketing income decreased $1 million, as higher refined product sales volumes ($1 million) were more than offset by increased administrative ($1 million) and tax ($1 million) expenses.

Income from Operations Held for Sale -- For a discussion of Sun's coal and real estate operations held for sale, see Note 4 to the condensed consolidated financial statements.

Gain on Divestment of Exploration and Production Properties -- During the third quarter of 1994, Sun disposed of its interest in U.K. North Sea exploration Block 16/12a which resulted in an after-tax gain of $15 million, or $.14 per share of common stock. During the third quarter of

1993, Sun completed the sales of certain exploration properties in the U.K. North Sea and crude oil producing properties in Canada. In connection with these sales, Sun recognized an after-tax gain of $65 million, or $.61 per share of common stock.

Provision for Write-down of Assets and Other Matters -- See "Analysis of Earnings Profile of Sun Businesses - Provision for Write-down of Assets and Other Matters" under "Results of Operations - Nine Months" for a discussion of the $22 and $12 million after-tax provisions for write-down of assets and other matters recorded in the third quarters of 1994 and 1993, respectively.

Analysis of Consolidated Statements of Income
- ---------------------------------------------

Sales and other operating revenue increased $426 million, or 19 percent, principally due to higher refined product sales volumes ($251 million) and prices ($55 million), an increase in consumer excise taxes ($72 million) and higher revenues from resales of purchased oil and refined products ($26 million). The $67 million decrease in gain on divestments is primarily due to the absence of a pretax gain recognized in 1993 on the sale of certain exploration blocks in the U.K. North Sea ($80 million), partially offset by a pretax gain recognized in 1994 on the sale of exploration Block 16/12a in the U.K. North Sea ($15 million). Other income decreased $18 million in part due to the absence of various insurance and litigation settlements recorded by Suncor in the 1993 third quarter.

Cost of products sold and operating expenses increased $329 million, or 24 percent, primarily due to higher domestic crude oil and refined product acquisition costs ($264 million), higher refinery operating expenses ($27 million) and higher resales of purchased oil and refined products ($23 million). The increase in product acquisition costs and refinery operating expenses was primarily attributable to the acquisition of the Girard Point refinery on August 4, 1994. Selling, general and administrative expenses increased $16 million, or 10 percent, primarily due to higher expenses in Sun's domestic refining and marketing operations ($18 million). Taxes, other than income taxes increased $82 million, or 16 percent, primarily due to higher consumer excise taxes ($72 million). Interest cost and debt expense increased $6 million, or 32 percent, due to higher average short-term borrowings.
PAGE> 24

                            FINANCIAL CONDITION
Cash and Working Capital
- ------------------------

At September 30, 1994, Sun had cash and cash equivalents of $142 million compared to $118 million at December 31, 1993 and had a working capital deficit of $265 million versus a working capital deficit of $228 million at December 31, 1993. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting to a significant portion of the inventories reflected in the condensed consolidated balance sheet. The current replacement cost of all such inventories exceeds the carrying value at September 30, 1994, by approximately $425 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for its ongoing operations.

Cash Generation and Financial Capacity
- --------------------------------------

In the first nine months of 1994, Sun's net cash provided by operating activities ("cash generation") was $85 million compared to $168 million in the first nine months of 1993. The $83 million decrease in cash generation is largely due to a $50 million decline in income before special items and a $44 million increase in working capital uses pertaining to operating activities. Divestment activities also have enhanced Sun's cash flow and liquidity. During the first nine months of 1994 and 1993, proceeds from divestments totalled $65 and $317 million, respectively.

Management believes that cash generation will be sufficient to satisfy Sun's future ongoing cash requirements to sustain the current cash dividend, pursue its capital program and fulfill its financing obligations. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from divestment and financing activities. In addition, Sun's capital spending levels may be adjusted in response to changes in cash generation as a portion of capital spending is discretionary in nature.

In the event that cash generation is insufficient to satisfy near-term cash requirements, the Company has access to $500 million of short-term financing for operations in the form of commercial paper and revolving credit agreements from commercial banks. The Company also has access to short-term financing under non-committed money market facilities and a $50 million confirmed line of credit. In addition, Suncor has a revolving term credit facility available for its own use aggregating $298 million.

The following table sets forth Sun's total borrowings (in millions of dollars) at:

                                    September 30,    December 31,
                                        1994             1993
                                    -------------    ------------

   Short-term borrowings:
     Commercial paper                 $  200            $ 50
     Confirmed line of credit             50              --
     Non-committed money
      market facilities                  180              60
                                      ------            ----
                                         430             110
                                      ------            ----
   Current portion of
     long-term debt                       99              26
                                      ------            ----
   Long-term debt:
     Commercial paper                    250*             --
     Suncor revolving term credit          3              91
     Other                               731             635
                                      ------            ----
                                         984             726
                                      ------            ----
   Total borrowings                   $1,513            $862
                                      ======            ====
- ----------------
*On November 1, 1994, the Company issued $150 million of 8-1/8 percent 5-year notes and $100 million of 9 percent 30-year debentures. The proceeds from these borrowings will be used to repay commercial paper as it matures. Accordingly, $250 million of commercial paper was classified as long-term debt at September 30, 1994.

The $651 million increase in total borrowings was largely used to fund a portion of Sun's significant capital program ($669 million) and the increase in inventory levels during the first nine months of 1994. Sun expects to reduce its inventory levels during the fourth quarter of 1994.

During the third quarter of 1994, Standard and Poor's Corp. downgraded its long-term debt rating of the Company and its subsidiaries from A- to BBB+. As of September 30, 1994, Sun's long-term debt to long-term capitalization ratio was 33.8 percent. As indicated by this ratio, management believes that Sun has substantial long-term borrowing capacity which is available to pursue strategic and other operational investment opportunities as they arise.

                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings

     On March 11, 1994, Sun was advised by the Department of Justice, Environmental Enforcement Division ("DOJ") and the United States Environmental Protection Agency ("EPA") that they contemplated the filing of two lawsuits against Sun Company, Inc. (R&M) ("Sun(R&M)"), and a single suit against Atlantic Refining & Marketing Corp. ("Atlantic"), both wholly owned subsidiaries of the Company. The threatened action against both Sun(R&M) and Atlantic involved certain alleged violations of a National Pollution Discharge Elimination System ("NPDES") Permit at Sun's Philadelphia refinery. The second threatened action, against Sun(R&M) only, involved certain alleged violations of federal pre-treatment regulations under the Clean Water Act. Sun has agreed with the DOJ and the EPA to settle these allegations, and has entered into Consent Decrees which include the payment of a total of $2.31 million paid into escrow with the United States District Court of Pennsylvania, to settle civil liability and an undertaking to make certain modifications to upgrade waste water treatment at both the Marcus Hook and Philadelphia Refineries. However, final settlement of these claims is pending the EPA's receipt and consideration of public comment.

     Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings, including those discussed above, would not be material in relation to the consolidated financial position of Sun at September 30, 1994.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     11 - Statements re Sun Company, Inc. and Subsidiaries Computation of
          Per Share Earnings for the Nine-Month and Three-Month Periods Ended September 30, 1994 and 1993.

     12 - Statement re Sun Company, Inc. and Subsidiaries Computation of
          Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 1994.

Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter ended September 30, 1994.

     A report on Form 8-K dated October 24, 1994 was filed to disclose under Item 5, "Other Events," the Company's press release discussing earnings for the period ended September 30, 1994.

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

DATE November 2, 1994