Form 10-K
period 1994-12-31
SUN CO INC
filed 1995-03-03
CIK 95304

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

     (Mark One)

     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994

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

     Common Stock, $1 par value           New York Stock Exchange
                                          Philadelphia Stock Exchange
     Convertible Subordinated             New York Stock Exchange
     Debentures 6 3/4%,
     Due June 15, 2012
     Sinking Fund Debentures 9 3/8%,      New York Stock Exchange
     Due June 1, 2016
     Notes 7.95%,                         New York Stock Exchange
     Due December 15, 2001

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

     At February 28, 1995, the aggregate market value of voting stock held by nonaffiliates was $2,605 million.
     At February 28, 1995, there were 106,941,633 shares of Common Stock, $1 par value, outstanding.
     Selected portions of the Sun Company, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 1994 are incorporated by reference in Parts I, II and IV of this Form 10-K.
     Selected portions of the Sun Company, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994, are incorporated by reference in Part III of this Form 10-K.

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

     Sun's petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and petrochemicals, and the transportation of crude oil and refined products. These operations are conducted in the United States and Canada. Sun's oil and gas exploration and production operations consist of exploration for and development, production and marketing of crude oil and condensate, natural gas and natural gas liquids. Exploration activities are conducted in Canada while development, production and marketing activities are conducted in Canada and the United Kingdom sector of the North Sea. Oil sands mining operations, which consist of production of synthetic crude oil by mining oil sands and upgrading the bitumen extracted from the oil sands, are conducted in western Canada.

     Sun also has interests in coal, real estate and leasing operations in the United States. Each of these businesses is subject to a plan of disposition which management is actively pursuing.

     During October 1992, the Company announced a new strategic plan for Sun (the "Strategic Plan"). The Strategic Plan focuses on investing in Sun's core domestic refining and marketing businesses. Sun will also invest opportunistically in international oil and gas production activities in the U.K. sector of the North Sea, if returns on such investments are expected to exceed the Company's cost of capital for such projects. In addition, Sun will continue to exit non-productive and non-strategic businesses and improve productivity.



- -----------
*As used in this report, the term "Company" means Sun Company, Inc., and the term "Sun" means Sun Company, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships. References in this Annual Report on Form 10-K to material in the Company's 1994 Annual Report to Shareholders and in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1994, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

     For information regarding certain initiatives implemented as part of Sun's Strategic Plan, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Strategic Direction, and Note 2 to the Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders. Additional business segment and geographic information is presented in Note 19 to the Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.

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

     Sun owns and operates five domestic refineries which had a total crude unit processing capacity of 777 thousand barrels daily as of December 31, 1994. On August, 4, 1994, Sun completed the acquisition of a 177,000 barrel-per-day refinery in Philadelphia ("Girard Point") from Chevron U.S.A. Inc. ("Chevron"). The Girard Point facility and Sun's adjacent refining facility at Point Breeze comprise the Philadelphia Refinery, which is operated as a single 307,000 barrel-per-day refinery complex under one management team.

     Sun's refineries in Marcus Hook, PA, Philadelphia, PA and Toledo, OH produce fuels and chemicals while its refineries in Tulsa, OK and Yabucoa, Puerto Rico emphasize lubricants production with fuels as a by-product. The following table sets forth certain information concerning Sun's domestic refining operations during 1994:


                             Philadelphia, PA
                             ----------------         Total                    Total      Total
                    Marcus   Girard   Point  Toledo,  Fuels    Tulsa, Puerto   Lubes     Domestic
                    Hook, PA Point    Breeze   OH   Refineries   OK    Rico  Refineries Refineries
                    -------- ------   ------ ----------------- ------ ------ ---------- ----------


Crude Unit
  Capacity (MB/D)    175.0   177.0    130.0  125.0     607.0    85.0  85.0      170.0     777.0
                     =====   =====    =====  =====     =====    ====  ====      =====     =====
Input to Crude
  Units (MB/D)       141.0    78.9*   105.8  112.7     438.4    89.7  62.5      152.2     590.6
                     =====   =====    =====  =====     =====    ====  ====      =====     =====

Products Manufactured:
  (Percent)

Gasoline                50      40       46     62        50      17    19         18        43
Middle Distillates      20      29       12     10        17      16    17         17        17
Jet Fuel                 8      --        7      4         6      13    16         14         7
Residual Fuel            7      18        2      3         6       1    19          8         7
Petrochemicals           5       1        3      8         5      --    --         --         4
Lubricants              --      --       --     --        --      11    18         14         3
Asphalt                 --      --       18      3         5      --    --         --         4
Propane                  3       1        2      2         2       1    --          1         2
Other                    7      11       10      8         9      41**  11         28        13
                       ---     ---      ---    ---       ---     ---   ---        ---       ---
                       100     100      100    100       100     100   100        100       100
                       ===     ===      ===    ===       ===     ===   ===        ===       ===


- -----------
 *Reflects total input from August 4, 1994 through December 31, 1994 divided by 365 days. During this
  150-day period, input to crude units at this facility actually totalled 191.9 thousand barrels daily.
**Includes approximately 30 thousand barrels daily of "lubes-extracted" intermediate streams which are transported to the Toledo refinery for further processing.

     A critical element for Sun is its ability to obtain the proper mix and quality of crude oil, feedstocks and refined products using both North American and worldwide markets. Sun's crude oil requirements during 1994 were met largely through purchases from various foreign national oil companies and traders. Despite periodic market disturbances, there is an ample supply of crude oil available to meet worldwide refining needs, and Sun has been able to readily supply its refineries with the proper mix and quality of crude oils without disruption. Sun's domestic refineries process approximately 85 percent light sweet crude oil and, in 1994, 81 percent of Sun's domestic crude oil requirements were obtained from foreign sources. The Company believes that ample supplies of light sweet crude oil will continue to be available and that the price differential between sweet and sour crude oils will remain relatively low. The Marcus Hook, Philadelphia and Puerto Rico refineries process foreign crude oils, while Sun's Tulsa refinery processes domestic crude oil. The Toledo refinery processes domestic, Canadian and foreign crude oils. Supplies of feedstocks and refined products also have been sufficient to meet Sun's refining and marketing needs. Sun's refined product prices are generally determined by both worldwide and regional supply and demand for such products, as well as by crude oil prices.

     Feedstock supply and refined product transportation systems include: four ocean-going tankers, a fleet of coastal distribution tankers, tugs and barges, and a crude oil trucking operation. Sun supplements its own fleet with charters that accounted for the majority of its marine transportation requirements during 1994. Sun has implemented an extensive vessel inspection review and evaluation program to assure appropriate quality of the vessels chartered into Sun service. The crude oil trucking operation supports Sun's crude oil acquisitions and pipeline operations throughout the southwestern United States, primarily in Oklahoma and Texas.

     Sun's supply and distribution operations have emphasized prevention of oil spills. Sun utilizes the services of various organizations and local cooperatives in order to enable Sun to respond to potential oil spills in specific geographic locations.


  FUELS

     Sun's Fuels business consists primarily of the manufacture and sale of petroleum products, including gasoline, distillates, jet fuel, residual fuel oil and asphalt to retail, wholesale, commercial and industrial customers and to the United States government for defense fuel supply.
This business currently includes the retail sale of fuels (gasoline and middle distillates) under Sun's SUNOCO(R) and ATLANTIC(R) brands (see "Branded Fuels Marketing" below).


  Wholesale Fuels

     Total third-party fuels products sold at wholesale from Sun's Fuels Refineries in 1994 were 301.1 thousand barrels daily compared to 217.0 thousand barrels daily in 1993. The 39 percent increase in 1994 was due to the August 4, 1994 Girard Point acquisition, as the production from this facility is principally sold to wholesale and industrial customers. For a discussion of wholesale fuels marketing at Sun's Tulsa and Puerto Rico lubricants refineries, see "Lubricants" below.

     The refining operations of Sun's Fuels business are conducted at its Marcus Hook, Philadelphia and Toledo refineries ("Fuels Refineries"). The Company continues to operate its Tulsa, OK and Yabucoa, Puerto Rico refineries to emphasize lubricants production. Accordingly, the related wholesale fuels operations of these two lubricants refineries are included in the operating results of the Lubricants business (see "Lubricants" below).

     Sun's Marcus Hook and Toledo refineries and the Girard Point facility in the Philadelphia refinery complex refine predominantly light, low-sulfur crude oils. The Point Breeze facility in the Philadelphia refinery complex is able to process heavier, higher sulfur crude oils and is a major producer of asphalt in Sun's northeastern United States marketing area.

     Sun's Philadelphia and Marcus Hook refineries are interconnected by barge, truck, rail and pipeline. The pipeline interconnection between the two facilities was completed during the latter part of 1994 and is expected
to be operational in early 1995.   Feedstocks currently being transferred
between these refineries include reformate, naphtha, light cycle oil and butanes. See "Logistics" below for further discussion of the inter-refinery pipeline project.

     Environmental laws require Sun to make significant expenditures at its refineries, of both a capital and expense nature. For example, a $110 million capital project to significantly upgrade the sewer system and close an unlined impoundment at Sun's Marcus Hook refinery was substantially completed in 1994.

     Additionally, significant alterations in the composition of gasoline sold in Sun's northeastern U.S. branded marketing area are required under the Clean Air Act of 1990, as amended (the "Clean Air Act"), to reduce the maximum allowable benzene content, reduce summertime Reid Vapor Pressure ("RVP") and increase the minimum oxygenate content. These requirements, which continue to be phased in, significantly impact operations at Sun's Fuels Refineries, and to a lesser extent at Sun's Tulsa and Puerto Rico refineries which generate fuels and intermediate feedstocks as by-products of their lubricants production. While the Clean Air Act covers all motor fuels, the major impact of this legislation has been in the production of motor gasolines which must meet strict reformulated fuels guidelines.

     In response to the regulatory environment, the Company has undertaken various initiatives to meet these requirements:

. Sun completed a project to expand its benzene extraction capacity by 60 million gallons per year at its Marcus Hook refinery (see "Chemicals" below);

. Sun enhanced its East Coast alkylation capacity, a key refining process in the production of reformulated fuels, through the 1994 acquisition of the Girard Point facility; and

. As a result of the reconfiguration of Sun's Tulsa refinery in 1992, the capital investment needed to comply with the Clean Air Act has been significantly reduced (see "Lubricants" below).

     In addition, Sun's Toledo, Philadelphia and Yabucoa, Puerto Rico refineries have the ability, without additional capital investment, to produce low-sulfur diesel that meets the requirements, imposed in 1993, for reduction of sulfur in on-road diesel. While there is considerable uncertainty concerning the impact on Sun's future profitability of the implementation of the amendments to the Clean Air Act, management believes that the Company is well positioned to meet the new air toxics and reformulated fuels requirements under present regulations as they continue to be phased in over the next few years.

     Sun also has an alternative fuels research and testing program focusing on methanol/gasoline mixtures, liquefied petroleum gas and compressed natural gas.

  Branded Marketing

     Sun's U.S. branded fuels marketing operations consist of the sale of gasoline and middle distillates. Sun markets a full slate of retail gasoline products, including high-octane premium gasolines represented by Sunoco's ULTRA(R) 94 and Atlantic's OPTIMA(R) 93 grades, as well as a choice of several lower octane gasolines. Domestic branded fuels sales averaged 235.4 thousand barrels daily in 1994 compared to 245.0 thousand barrels daily in 1993. The four percent decline was caused primarily by the temporary closure of service stations during the Branded for Success program (see below), the elimination of some marginal distributor accounts and the completion in 1993 of a withdrawal from certain areas supplied by the Tulsa refinery. Partially offsetting the adverse impact on volumes of these factors was the addition of 16 high-volume service stations along the Ohio turnpike during 1994. Sun's branded fuels marketing business also includes the ownership and operation of the SUNOCO FOOD MARKET(R) and APLUS(R) convenience stores.

     In 1993, Sun announced a major program ("Branded for Success") to upgrade and modernize its retail service station network and convert its ATLANTIC(R) gasoline outlets to SUNOCO(R) and convert its SUNOCO FOOD MARKET(R) convenience stores to APLUS(R) throughout the Sun marketing area. Some ATLANTIC(R) locations will also be converted to ULTRA SERVICE CENTER(SM) stations. This strategy focuses Sun's market presence and capitalizes on the individual strengths of the SUNOCO(R), APLUS(R) and ULTRA SERVICE CENTER(SM) operations. The conversion program, which will impact approximately 465 service stations and 240 convenience stores, commenced in June 1993 and is expected to be completed in 1996. At year-end 1994, 231 ATLANTIC(R) stations had been converted to SUNOCO(R), while 116 SUNOCO FOOD MARKET(R) stores had been converted to APLUS(R).

     Sun sells fuels (principally gasoline) through 4,115 SUNOCO(R) and ATLANTIC(R) retail gasoline outlets. All but 415 of these stations are independently operated. The SUNOCO(R) outlets are located largely within a 17-state area in the Northeast and northern Midwest, with the greatest concentration in Connecticut, New Jersey, New York, Massachusetts, Pennsylvania, Rhode Island, Ohio and Michigan. The ATLANTIC(R) outlets are located principally in New York and Pennsylvania. In 1994, Sun secured a 5-year lease for 16 high-volume gas stations on the Ohio turnpike. Sun is also the sole service station operator on all 13 plazas on the New Jersey turnpike, and supplies 16 outlets on the New York thruway, and all 22 outlets on the Pennsylvania turnpike.

     Sun's convenience stores are designed to support high-volume sales of gasoline and provide a broad range of other goods and services. The number of convenience stores at year-end 1994 totalled 610. In addition, the number of Sunoco ULTRA SERVICE CENTER(SM) stations, which provide total guaranteed car service, now totals 355.

     In 1994, excluding environmental capital outlays, Sun invested approximately $120 million in support of its branded outlets and distribution systems as part of ongoing efforts to upgrade its facilities. During 1994, Sun installed CardMatic(SM), its credit card activated gasoline dispensing system, at approximately 500 high-volume service stations, bringing the total number of outlets offering this system to 650. In connection with the brand conversion program, Sun is accelerating the timing of certain environmental capital expenditures, such as underground storage tank replacements and tank top upgrades so as to minimize station downtime.

     Sun also owns and operates 34 terminals located in the Northeast and Midwest portions of the United States that primarily support its branded marketing system.


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

     Sun-manufactured base oils are also sold to domestic or international third parties who manufacture their own finished automotive and industrial lubricants. In addition, Sun sells a line of specialty lube products such as horticultural and agricultural oils, aromatic and paraffinic rubber oils, paper defoamers, asphalt recycling extracts, ink oils, textile oils and finished waxes. Sun's horticultural spray oil, SUNSPRAY(R) ULTRA-FINE(R) Year-Round Pesticide Oil was introduced to the retail market in the spring of 1994 and currently is being distributed nationwide. Also in 1994, Sun introduced its 260 line of automotive oils, which is sold under the SUNOCO(R) brand name and aimed at the performance-minded customer market, and reformulated its heavy duty low-sulfur diesel engine oil, SUNOCO(R) Super C.

     Sales of lubricant products totalled 22.3 thousand barrels daily in 1994 versus 19.5 thousand barrels daily in 1993. Total fuels by-products sold to third parties from the Tulsa and Puerto Rico refineries were 91.2 thousand barrels per day in 1994 compared to 85.3 thousand barrels daily in 1993.

     Sun's Tulsa refinery runs a light, low-sulfur crude oil slate while the Puerto Rico refinery is able to process heavier, higher sulfur crude oils. As of December 31, 1994, these two lubricants refineries had a paraffinic lubricant manufacturing capacity of 16.3 thousand barrels daily and a total crude unit processing capacity of 170 thousand barrels daily.

     In late 1992, Sun reconfigured its Tulsa refinery to place a greater emphasis on the production of lubricants. As a result, fuels production capacity was reduced from 77 thousand barrels daily to 45 thousand barrels daily at this facility. Lubricants production at the Tulsa refinery now also results in the production of intermediate streams ("lubes extracted" feedstocks) which totalled 30.5 thousand barrels daily in 1994. These volumes have been largely transported to the Toledo refinery for further processing. In 1993, Sun also completed the modification of its Puerto Rico refinery to provide greater feedstock processing flexibility. This modification has allowed the refinery to optimize feedstock selection between crude oil and intermediate feedstocks depending upon their relative profitability. The use of intermediate feedstocks can result in the production of reduced levels of high-sulfur residual fuels and other wholesale fuels products when warranted by market conditions.

     During 1994, the Puerto Rico and Tulsa refineries, as well as the lube service centers located in the Marcus Hook and Tulsa refineries, received ISO 9002 certification indicating they have passed the International Standards Organization's standards for quality management and oversight. Sun is the second United States manufacturer of lubricants to achieve this certification.


  CHEMICALS

     Sun's Chemicals business consists of the manufacturing, distribution and marketing of base and intermediate commodity petrochemicals. Such chemicals include primarily light olefins (ethylene and propylene), aromatics (benzene, toluene and xylenes), ethylene oxide, cumene and cyclohexane. The Chemicals business also produces MTBE which is utilized by the Wholesale Fuels business in manufacturing reformulated fuels. Petrochemicals are manufactured at Sun's Marcus Hook, Philadelphia and Toledo refineries and at an ethylene and ethylene oxide facility at Brandenburg, Kentucky and an MTBE facility in Mont Belvieu, Texas.

     Sun's petrochemical products are distributed and sold on a worldwide basis. Sales of petrochemicals to third parties totalled 27.5 thousand barrels daily in 1994 versus 28.8 thousand barrels daily in 1993. The majority of these sales are to manufacturers of intermediate products that are used in the production of plastics, detergents, specialty chemicals and fibers. Significant volumes are also marketed as solvents. During 1994, approximately 39 percent of Sun's third-party petrochemical sales volumes were olefin-related, another 44 percent were aromatics-related and the balance was composed of other products such as carbon dioxide and sulfur. Overall, approximately 15 percent of Sun's petrochemical sales were made to customers outside the United States during 1994.

     The ongoing development of Sun's Chemicals business continued during 1994 as follows:

. A project (the "Northeast Aromatics and Cyclohexane Project") was completed, which included the expansion of benzene extraction capacity by 60 million gallons per year and construction of a 34-million-gallon-per-year cyclohexane plant at the Marcus Hook refinery. This project will enable Sun to enhance its existing benzene extraction capability to help comply with mandated 1995 reformulated fuel requirements by permitting Sun to extract benzene from gasoline streams from its Philadelphia refinery and from third parties. Benzene will be sold or further upgraded into cyclohexane, the majority of which will be sold pursuant to a contract with a major chemical company;

. The addition of the Girard Point facility to Sun's East Coast supply and logistics network complements and enhances Sun's expanded northeast U.S. chemicals presence. This acquisition included a cumene production unit and benzene extraction facilities. Benzene is now extracted at Sun's Marcus Hook and Girard Point facilities and combined with refinery-grade propylene to produce cumene at Girard Point. The cumene is then sold primarily to a third-party customer;

. The construction of the MTBE production facility owned and operated by Belvieu Environmental Fuels ("BEF"), a joint venture in which Sun is a one-third partner, is essentially completed. Pursuant to a 10-year off-take agreement, Sun will purchase all of the MTBE production from the BEF facility. This plant has a designed capacity of 12,600 barrels daily. Production commenced in the second half of 1994, and the plant is currently in a sustained start-up test phase. Production in 1994 during the start-up test phase averaged 7,800 barrels daily. In order to secure permanent financing for this project, the plant must produce at its designed capacity for a continuous 45-day period prior to May 31, 1995. If this or certain other conditions are not met, Sun may be required to pay its $59 million share of the construction loan for this project. For additional information concerning Sun's participation in this joint venture, see Note 14 to the Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.


  LOGISTICS

     Sun's Logistics business consists of pipeline transportation of crude oil and refined petroleum products to fifteen states in the northeastern and midwestern U.S. and petroleum terminalling operations in Nederland, Texas. These operations are conducted by Sun Pipe Line Company, Mid-Continent Pipe Line Company, Sun Pipeline Services Co., Atlantic Pipeline Corp., and Sun Oil Line Company of Michigan, all of which are wholly owned subsidiaries of Sun, and Mid-Valley Pipeline Company, which is 55.3 percent owned by Sun. In addition, Sun owns equity interests in the West Texas Gulf Pipe Line Company (17.3%), Inland Corporation (10%) and Explorer Pipeline Company (9.4%) systems.

     The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by local regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing agencies, are based upon competition from other pipelines or alternate modes of transportation.

     Sun's crude oil pipeline systems, located primarily in the Midwest, transport crude oil gathered in Oklahoma, Texas and Louisiana (as well as foreign crude oil from the Gulf Coast and Canada) to refiners or to local trade points. The refined product pipeline systems, located primarily in the Northeast, transport gasoline, jet fuel, diesel fuel, home heating oil and other products to many customers including Sun's Fuels businesses, integrated petroleum companies and independent marketers and distributors.

     In conjunction with the Girard Point acquisition from Chevron, in October 1994, Sun purchased a one-third undivided interest in the Harbor pipeline, an 80-mile refined petroleum products pipeline operating from Woodbury, New Jersey to Linden, New Jersey, and acquired the Woodbury pipeline, a seven-mile pipeline that connects Sun's Girard Point facility to the Harbor pipeline. The Harbor pipeline provides Philadelphia-area refineries, including Sun's Girard Point facility, access to the New York harbor markets.

     In 1994, Sun completed the pipeline construction phase of its 19-mile inter-refinery project which connects Sun's Marcus Hook refinery and Point Breeze facility. This project is scheduled to start up in the first quarter of 1995 with the completion of the pump stations. Once operational, this pipeline will provide Sun synergies in making reformulated gasoline by enabling gasoline component streams from the Point Breeze facility to move via pipeline to the Marcus Hook refinery.

     In December 1994, Sun also completed a pipeline expansion project near Williamsport, Pennsylvania which replaced seven miles of existing eight-inch pipe with new fourteen-inch pipe. This expansion enables Sun to transport additional volumes of refined petroleum products to central Pennsylvania and western New York.

     At December 31, 1994, Sun had an equity interest in 5,577 miles of crude oil pipelines and 4,552 miles of refined product pipelines in the United States. In 1994, crude oil and refined product shipments in the United States, including Sun's share of shipments in which it had an ownership interest, totalled 48.4 and 28.3 billions of barrel miles, respectively, as compared to 50.4 and 30.7 billions of barrel miles in 1993.

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

     Additional information concerning Sun's domestic refining and marketing operations is set forth on pages 59 through 62 in the Company's 1994 Annual Report to Shareholders.

INTERNATIONAL EXPLORATION AND PRODUCTION

     Sun's exploration and production operations outside North America are conducted through Sun Oil Britain Limited and its affiliates. In October 1992, Sun commenced a withdrawal from exploration activities outside of Canada and focused its international production and near-term development activities in the U.K. sector of the North Sea. This strategy has enabled Sun to enhance its operating profits in the near term, and reduce significantly its investment risk profile.

     The Company's strategy is to opportunistically invest in producing properties or near-term development projects in the U.K. sector of the North Sea, if returns on such investments are expected to exceed the Company's cost of capital for such projects. In the absence of such acquisitions, income, reserves, and production from this business will decline significantly by the end of the decade.

     In support of this strategy, Sun has increased its oil producing interests in the U.K. North Sea through the acquisition of additional ownership interests in the Balmoral and Stirling fields in 1993, and the acquisition of Lasmo's interest in Block 3/8a in the third quarter of 1994. The Block 3/8a acquisition provides Sun Oil Britain Limited with a 12.93 percent interest in the producing Ninian field and a 45 percent interest in the adjacent Columba field development. Net liquids production from the Ninian and Columba fields is expected to exceed over 10 thousand barrels daily during 1995.

     During 1994, Sun disposed of its remaining interests in the Espinal Block in Colombia, South America, and Blocks 211/22a, 16/12a and the East Leman gas field in the U.K. North Sea. In addition, Sun relinquished its remaining exploration interests outside North America, except for those in Algeria, which will be relinquished in 1995.

     Sun's crude oil and natural gas production levels are not generally affected by fluctuations in the prices received from these products. The volumes produced are required to fulfill contractual agreements which specify certain production levels independent of the prices received.

     Sun sells its crude oil production in the worldwide crude oil market where prices are affected by a wide variety of economic and political factors. Sun's natural gas production is sold primarily to the British Gas Corporation. These sales are seasonal in nature and are made pursuant to long-term contracts which include annual price escalation clauses.

     Sun is the operator and a 59-percent owner of a floating production vessel ("FPV") which has been utilized in the successful development of the Balmoral, Glamis and Stirling fields in the U.K. North Sea. Sun is one of only a few companies experienced in the management and operation of this state-of-the-art technology which can be used in producing small-to-medium sized oil fields.

     The following tables set forth certain information concerning Sun's International Exploration and Production activities:

  AVERAGE NET OIL AND GAS PRODUCTION
                                                           1994    1993    1992
                                                           ----    ----    ----
  Crude oil, condensate and natural gas
    liquids (thousands of barrels daily)*..............    29.0    28.0    42.7
                                                           ====    ====    ====
  Natural gas (millions of cubic feet daily)...........      46      56      46
                                                             ==      ==      ==
  -----------
  *Reflects impact of the April 1993 sale of producing properties in Dubai.
   Production from these properties averaged 4.4 thousand barrels daily during 1993 (based on a 365-day period) and 17.8 thousand barrels daily during 1992.


  PROVED RESERVES AT DECEMBER 31
                                                           1994    1993    1992
                                                           ----    ----    ----
  Crude oil, condensate and natural gas
    liquids (millions of barrels)*.....................      38      31      77
                                                             ==      ==      ==
  Natural gas (billions of cubic feet).................      96     109     104
                                                             ==     ===     ===
  -----------
  *Reflects impact of April 1993 sale of producing properties in Dubai.


  NET OIL AND GAS WELLS DRILLED
                                                           1994    1993    1992
                                                           ----    ----    ----
  Net Exploratory Wells:*

    Oil................................................      --       1       3
    Gas................................................      --      --      --
    Dry ...............................................      --       3       4
                                                             --      --      --
                                                             --       4       7
                                                             ==      ==      ==
  Net Development Wells:**

    Oil................................................       1       2      --
    Gas................................................      --      --       1
    Dry................................................      --      --      --
                                                             --      --      --
                                                              1       2       1
                                                             ==      ==      ==
  -----------
   *The net exploratory wells drilled in 1993 essentially completed all remaining exploration commitments related to properties subject to disposition as part of the Company's plan adopted in 1992 to withdraw from exploration activities outside North America.
  **As of December 31, 1994, Sun was in the process of drilling or participating in the drilling of 2 gross wells and 1 net well outside
    North America.

  PRODUCING OIL AND GAS WELLS
                                                           At December 31, 1994
                                                           --------------------
                                                             Gross          Net
                                                             -----          ---

  Oil..................................................         81           16
  Gas..................................................         54            6
                                                               ---           --
                                                               135           22
                                                               ===           ==

  OIL AND GAS ACREAGE
                                              Thousands of Acres at December 31
                                              ---------------------------------
                                                   1994               1993
                                               -------------     --------------
                                               Gross     Net      Gross     Net
                                               -----     ---      -----     ---

  Developed..............................        277      65        359      99
                                                 ===      ==        ===      ==
  Undeveloped ...........................      1,843     505     13,627   9,849
                                               =====     ===     ======   =====

     Additional information concerning Sun's international exploration and production business is set forth on pages 63 through 66 in the Company's 1994 Annual Report to Shareholders.


CANADA (SUNCOR)

     Suncor Inc. ("Suncor") is Sun's 55 percent owned, vertically integrated Canadian petroleum subsidiary. Its operations consist of the exploration, production and marketing of conventional crude oil and natural gas, the production and marketing of synthetic crude oil from oil sands, and petroleum refining and marketing.


  EXPLORATION AND PRODUCTION

     Suncor's conventional crude oil and natural gas exploration and production operations are concentrated in western Canada, with increasing emphasis on natural gas. During 1994, Suncor continued to increase its crude oil and natural gas portfolio through exploration and development activities, which added proved reserves of 139 billion cubic feet of natural gas and 9 million barrels of crude oil, condensate and natural gas liquids. These reserve additions contributed to a reserve replacement ratio of nearly 300 percent for the year. Suncor's goal is to have an annual reserve replacement ratio of 150 percent. Exploration activities are focused in northeast British Columbia, northwest Alberta and central Alberta, while major production and development programs are located in the central Alberta areas of Grande Prairie, Glacier, Boundary Lake South, Simonette and Medicine River and in Blueberry in British Columbia.

     Suncor's crude oil production is used in its refining operations, exchanged for other crude oil, or sold to Canadian and U.S. purchasers. Sales are generally made under contracts which are terminable by relatively short notice or on a spot basis. Natural gas production is marketed under direct sales arrangements to customers in eastern Canada, the U.S. midwest, the U.S. Pacific northwest and California, and is used in Suncor's oil sands and petroleum refining operations.

     To ensure ongoing direct sales access to U.S. markets, Suncor has entered into long-term pipeline transportation contracts. Suncor has 53 million cubic feet per day of capacity on the Northern Border Pipeline to the U.S. midwest. This contract extends to the year 2003. Suncor also has firm capacity of 40 million cubic feet per day contracted on the Pacific Gas Transmission Pipeline to the California border, extending to the year 2023.

     The following tables set forth certain information concerning Sun's Exploration and Production activities in Canada:

  AVERAGE NET OIL AND GAS PRODUCTION
                                                           1994    1993    1992
                                                           ----    ----    ----
  Crude oil, condensate and natural gas
    liquids (thousands of barrels daily)...............    10.8    10.1    10.1
                                                           ====    ====    ====
  Natural gas (millions of cubic feet daily)...........     119     116     116
                                                            ===     ===     ===


  PROVED RESERVES AT DECEMBER 31
                                                           1994    1993    1992
                                                           ----    ----    ----
  Crude oil, condensate and natural gas
    liquids (millions of barrels)......................      40      34      34
                                                             ==      ==      ==
  Natural gas (billions of cubic feet).................     593     492     475
                                                            ===     ===     ===

  NET OIL AND GAS WELLS DRILLED
                                                           1994    1993    1992
                                                           ----    ----    ----
  Net Exploratory Wells:*

    Oil................................................       1       2      --
    Gas................................................       8       8       6
    Dry ...............................................      12       9       7
                                                             --      --      --
                                                             21      19      13
                                                             ==      ==      ==
  Net Development Wells:**

    Oil................................................      30      18      15
    Gas................................................      13      10       2
    Dry................................................       9       7       3
                                                             --      --      --
                                                             52      35      20
                                                             ==      ==      ==
 -----------
 *As of December 31, 1994, Suncor was in the process of drilling or participating in the drilling of 15 gross and 13 net wells in Canada.


  PRODUCING OIL AND GAS WELLS
                                                           At December 31, 1994
                                                           --------------------
                                                            Gross*          Net
                                                            -----           ---

  Oil.................................................      3,016           421
  Gas.................................................        290            86
                                                            -----           ---
                                                            3,306           507
                                                            =====           ===

 -----------
 *Gross producing wells include 30 multiple completion wells (more than one formation producing into the same well bore).


  OIL AND GAS ACREAGE
                                              Thousands of Acres at December 31
                                              ---------------------------------
                                                   1994               1993
                                               -------------      -------------
                                               Gross     Net      Gross     Net
                                               -----     ---      -----     ---

  Developed .............................        649     345        660     350
                                                 ===     ===        ===     ===
  Undeveloped ...........................      1,728     853      1,715     809
                                               =====     ===      =====     ===

     Additional information concerning Suncor's exploration and production operations is set forth on pages 63 through 66 in the Company's 1994 Annual Report to Shareholders.

  OIL SANDS

     Suncor produces synthetic crude oil by mining the Athabasca oil sands and upgrading the bitumen extracted at its plant located near Fort McMurray, Alberta. As part of strategic initiatives announced in 1992, the bucketwheel excavator system has been replaced by a more flexible and efficient truck and shovel mining method. This change in mining technology, coupled with workforce reductions and increased production volumes, resulted in a reduction in cash operating costs from approximately $C19.50 per barrel in 1992 to $C14.00 per barrel in 1994.

     Synthetic crude oil produced for shipment averaged 70.7 thousand barrels daily in 1994, 60.5 thousand in 1993 and 58.5 thousand in 1992. A major portion of Suncor's synthetic crude oil production is used in its refining operations at Sarnia, Ontario, and during 1994, totalled 37 percent. The remainder is either sold pursuant to a long-term contract to an existing customer, or sold to others under year-to-year contracts or on a spot basis.

     Upgrader modifications were completed during 1993 which increased synthetic crude oil production capability from 60,000 barrels to 68,000 barrels daily. Suncor intends to expand further the oil sands production capability to over 80,000 barrels per day by 1998 at an estimated cost of $185 million. The major part of this project, which is subject to regulatory and Suncor board of directors approval, is expected to occur in 1997, after a scheduled maintenance turnaround.

     Suncor has made substantial investments in recent years to improve the reliability and flexibility of the oil sands operations, and these investments contributed to making 1994 the best year for production in the plant's 27-year history. Suncor continues efforts to maintain consistently high levels of production. However, equipment breakdowns and failures at the oil sands operation from time to time cause partial or complete loss of production due to the interdependence of the plant's component systems. Severe climatic conditions such as extreme cold can also cause reduced production. Under Sun's business interruption insurance coverage, Suncor would bear at least the first $75 million of any loss arising from a future insured incident at the oil sands operation.

     Suncor's current oil sands operations are carried out on two leases covering approximately six thousand acres. As of December 31, 1994, these leases had remaining reserves of 205 million barrels of proven synthetic crude oil, which are expected to be fully mined within approximately eight years. Over the last three years, Suncor has acquired nine additional leases, and in the fall of 1994 announced that feasibility studies will be undertaken in 1995 to consider the opening of a new mine site on one of the leases located across the Athabasca River from its existing mine site. Geological and engineering assessments have confirmed the existence and quality of reserves on this site and the feasibility studies will define mine and facilities design, infrastructure requirements and cost estimates. Subsequent to successful completion of the above assessments and studies, approval from Suncor's board of directors and the Alberta government's regulatory agencies would be required before work could commence.

     Suncor's board of directors approved a capital investment of approximately $145 million to equip its existing steam and electricity generating facilities with limestone flue gas scrubbing technology to reduce sulfur dioxide emissions. This project, which is expected to be completed in 1996, will allow Suncor to comply with its air license requirements.

     Site reclamation costs at the oil sands plant are estimated based upon the reclamation plan submitted to the Province of Alberta. This plan includes tailings ponds reclamation and all surface reclamation and remediation at the site. The major component of the plan relates to the tailings ponds. The current plan includes moving the fine tailings and water in the four active ponds to a fifth pond designed to reduce the volume of solids and treat the water through biological means. Suncor is conducting further testing on this "wet pond" approach and other alternatives, including non-segregating tailings technology, to ensure that the most cost-effective and environmentally acceptable reclamation plan is followed. The viability and cost of other alternatives, which could be more expensive, are being researched and evaluated on an ongoing basis.
Sun estimates the total cost for reclamation of the site will be approximately $120 million, based on the current development and reclamation plan which will expire in 1995. At December 31, 1994, $78 million was accrued for such reclamation.

     Suncor is required to submit an update of its development and reclamation plan with the Alberta government every five years, which can result in changes to factors such as security requirements, the nature of the plan itself and the timing of the work. Suncor's current operating licenses, including its development and reclamation plan, expire on April 25, 1995. Suncor anticipates the necessary licenses will be renewed upon expiry.

     Additional information concerning Suncor's oil sands operations is set forth on page 67 in the Company's 1994 Annual Report to Shareholders.

  REFINING AND MARKETING

     Suncor owns and operates one refinery which is located in Sarnia, Ontario. As of December 31, 1994, this refinery had a crude unit processing capacity of approximately 70,000 barrels daily and cracking capacity of 40,200 barrels daily. An alkylation unit, capable of producing 5,500 barrels daily of alkylate, complements a petrochemical plant for flexibility in gasoline, octane and chemical production.

     Suncor's refining operation uses both synthetic and conventional crude oil. In 1994, 68 percent of the crude oil processed at the Sarnia refinery was synthetic crude oil compared to 69 percent in 1993. Of the synthetic crude oil processed, 58 percent was from Suncor's oil sands plant production in 1994 compared with 55 percent in 1993, with the balance purchased from another producer under month-to-month contracts at market prices. Conventional crude oil processed in Canadian refining operations comes mainly from the production of Suncor and others in western Canada, supplemented from time to time with crude oil from the United States which is purchased or obtained in exchange for Canadian crude oil. Crude oil from other countries can also be delivered via pipeline from the United

States Gulf Coast providing additional flexibility and security of supply. Suncor generally acquires its conventional crude oil on the Canadian spot market or under contracts terminable on short notice.

     Suncor's self-sufficiency ratio (net production of crude oil, condensate and synthetic crude oil related to net input to crude units) was 118 percent in 1994 compared to 105 percent in 1993.

     Suncor markets an extensive line of fuels and a variety of commodity petrochemicals. Gasoline, distillates, jet fuel, residual fuel oil, propane and asphalt are generally marketed under the SUNOCO(R) brand to retail, commercial and industrial customers primarily in Ontario and Quebec. However, Suncor also supplies these products to independent marketers. In addition, Suncor markets toluene, mixed xylenes and orthoxylenes in Canada, the United States and Europe through a petrochemicals marketing partnership with Sun's aromatics-based chemicals business at the Toledo refinery. Suncor's refined product sales volumes were 84.5 thousand barrels daily in 1994 compared to 81.9 thousand barrels daily in 1993.

     Canadian retail sales of gasoline, primarily under the SUNOCO(R) brand, are made through 500 retail gasoline outlets, 252 of which are operated by independent dealers. In 1993, Suncor announced a number of strategic initiatives in its refining and marketing business designed to rationalize and upgrade its service station portfolio and lower overhead costs while maintaining retail volumes and market share. Pursuant to this strategy, Suncor closed 106 low-volume retail locations during 1994. Despite its smaller network, Suncor increased retail gasoline sales by eight percent.

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

     Additional information concerning Suncor's refining and marketing operations is set forth on pages 59 through 62 in the Company's 1994 Annual Report to Shareholders.


COAL

     Sun's coal mining and coke manufacturing operations are conducted by Sun Coal Company and its affiliates ("Sun Coal"). As a result of Sun's 1993 decision to sell its coal business, Sun's coal mining and cokemaking operations have been classified as operations held for sale in Sun's consolidated financial statements. Sun completed the sale of its western U.S. coal operations during 1993, and in 1994, sold certain of its eastern U.S. coal assets. Sun is pursuing the sale of its remaining coal and cokemaking operations.

     Sun had 187 million tons of estimated coal reserves classified as proven and probable at December 31, 1994, compared to 251 million tons at December 31, 1993. Of the reserves at December 31, 1994, 62 percent were metallurgical coal located in Virginia and 38 percent were bituminous steam coal located in Kentucky. Sun's total coal production in 1994 was 6.6 million tons, compared to 12.9 million tons in 1993.

     In 1994, 56 percent of Sun's metallurgical coal production was converted into coke at Sun facilities, 31 percent was sold under contract to a single customer and 13 percent was sold in spot transactions. Sun's principal market for both metallurgical coal and coke is the domestic steel industry. During 1994, 73 percent of Sun's coke sales were made under a long-term contract to a single customer with the remainder sold in spot transactions. When this long-term contract expires in March of 1995, it will be replaced with one-year contracts with two other customers totalling over 600 thousand tons. Approximately 63 percent of Sun's bituminous steam coal sales was under long-term contracts, with the remainder sold in spot transactions. Sun's bituminous coal and coke sales contracts generally provide for the periodic adjustment of price to reflect the changing costs of labor, equipment and services.

     Sun Coal produces high quality coke at its cokemaking facilities, using its Jewell/Thompson non-recovery cokemaking technology and related patents. This technology is environmentally superior to the by-product technology currently used by most coke producers.

     Additional information concerning Sun's coal and cokemaking operations is set forth on page 67 in the Company's 1994 Annual Report to Shareholders.


LEASING

     Sun's leasing and secured lending portfolio is managed through Helios Capital Corporation and its subsidiaries (collectively "HCC"). Sun has ceased making new investments in leases and secured loans, and since 1990, has been liquidating the remaining HCC portfolio in an orderly manner through scheduled cash recoveries of investments and through divestment opportunities as they arise. Pursuant to this strategy, during 1994, HCC's portfolio was reduced by $71 million. At December 31, 1994, HCC had remaining investments in leases and secured loans totalling $40 million.


REAL ESTATE

     Sun's real estate business is conducted through Radnor Corporation and its subsidiaries (collectively "Radnor"). As of December 31, 1994, Radnor had a diversified portfolio of real estate developed for investment (mainly office buildings, shopping centers and hotels) or immediate sale (including single-family homes, condominiums, residential land and business parks), located in 11 states.

     As a result of Sun's decision to sell its real estate business through a program of controlled disposition, such operations have been classified as operations held for sale in Sun's consolidated financial statements. Since adoption of the disposition plan in October 1991, Radnor has divested

47 commercial properties and completed 23 housing and land developments and reduced its total assets and debt by $694 and $648 million, respectively. At December 31, 1994, Radnor's total assets and debt were $363 and $204 million, respectively. Divestment activities in 1994 included Radnor's sale of three office projects located in Pennsylvania and two shopping centers located in Florida.

     The following table sets forth Radnor's real estate portfolio by property type and percent of total portfolio book value as of December 31, 1994:

                                                        Percent of
     Property Type                                       Portfolio
     -------------                                      ----------
     Real Estate Held for Investment:
        Office Buildings................................     22
        Shopping Centers................................     25
        Hotels..........................................      6
        Other...........................................      7
     Projects Developed for Immediate Sale.............      40
                                                            ---
                                                            100
                                                            ===

     For additional information regarding Sun's real estate operations held for sale, see Note 2 in the Consolidated Financial Statements in the Company's 1994 Annual Report to Shareholders.

COMPETITION

     Refining and marketing has generally become more competitive due to low growth in product demand and the increase in gasoline supply and manufacturing cost attributable to the roll-out of reformulated gasoline. However, Sun believes that it is in a position to compete effectively, due in part to the fact that the northeastern United States, Sun's principal geographic area for branded fuels marketing, is a net gasoline importing market, and manufacturers, like Sun, who are located here, are affected to a lesser extent by the costs of transportation into this market. Sun also believes that as a result of recent strategic initiatives, including the enhancement of its alkylation capacity through the Girard Point acquisition and the expansion of its benzene extraction capacity at the Marcus Hook refinery, Sun is well positioned to meet the new reformulated fuels requirements as they continue to be phased in over the next few years. In addition, Sun believes that its competitive position is enhanced by its considerable distribution flexibility resulting from the location of its three Northeast refineries, which are well integrated with its proprietary distribution system.

     Oil and gas exploration and production and coal mining operations are also highly competitive. Many energy companies, as well as medium to small size independent concerns are bidders for desirable exploration acreage and oil, gas and coal properties, as well as the equipment and labor required to operate such properties. Sun has essentially completed its withdrawal from oil and gas exploration activities outside of Canada and is pursuing the sale of its remaining coal operations.

     The availability of a ready market for Sun's refined products, as well as its oil and gas and coal production, depends on numerous external factors. Among other things, these factors include: the level of consumer demand; the extent of industry production of oil and gas and coal, and manufacture of refined products; the import levels of foreign refined products; the cost and availability of alternative fuels; the cost and proximity of refineries, pipelines and other transportation facilities that support the retail gasoline marketing infrastructure; and regulations by state, federal, local and foreign authorities including those imposed by or resulting from compliance with applicable environmental laws.

RESEARCH AND DEVELOPMENT

     In recent years, Sun's research and development activities have focused on applied research, process and product development, and engineering and technical services related to fuels, lubricants and chemicals. Sun spent $8, $9 and $12 million on research and development activities in 1994, 1993 and 1992, respectively. As of December 31, 1994, approximately 150 scientists, engineers, technicians and support personnel participated in these activities. Sun owns or has made application for numerous patents in the U.S. and abroad.

EMPLOYEES

     As of December 31, 1994 and 1993, Sun had approximately 14,500 employees, excluding employees from real estate operations held for sale totalling 383 in 1994 and 487 in 1993 and employees from coal operations held for sale totalling 1,027 in 1994 and 1,318 in 1993. Approximately 31 percent of Sun's employees were covered by 47 collective bargaining agreements as of December 31, 1994. The collective bargaining agreements have various terms and dates of expiration. In management's opinion, Sun's relationship with its employees is generally satisfactory.

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

     The following table summarizes Sun's expenditures for environmental projects and compliance activities (in millions of dollars):

                                                1994       1993      1992
                                                ----       ----      ----
     Pollution abatement capital*..........     $245       $123      $ 75
     Remediation and reclamation...........       60         53        48
     Operations, maintenance
       and administration..................      112        108       116
                                                ----       ----      ----
                                                $417       $284      $239
- ----------                                      ====       ====      ====
*Capital expenditures for pollution abatement are expected to approximate
 $170 and $158 million in 1995 and 1996, respectively.

The increase in pollution abatement capital expenditures during 1994 was due primarily to outlays relating to the wastewater treatment and Northeast Aromatics and Cyclohexane projects at the Marcus Hook refinery and to enhancements to the steam and electricity generating facilities at Suncor's oil sands plant.

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

     The Clean Air Act establishes stringent criteria for regulating air toxics at operating facilities by mandating major reductions in allowable emissions and establishing a more comprehensive list of substances deemed to be air toxics. The Clean Air Act requires refiners to market cleaner-burning gasoline that reduces emissions of certain toxics and conventional pollutants. Compliance with the requirements of the Clean Air Act necessitates significant alterations to the composition of gasoline sold in Sun's northeastern U.S. branded marketing area by reducing the maximum allowable benzene content, reducing summertime RVP and increasing the minimum oxygenate content. Despite uncertainties regarding the impact on the future profitability of Sun's domestic petroleum businesses of the Clean Air Act, as amended by additional regulations, management of Sun believes these businesses are well positioned to meet the air toxics and reformulated fuel requirements under present regulations as they continue to be phased in over the next few years.

     CERCLA and RCRA, and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at various sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 1994, Sun had been named as a PRP at 47 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time. In addition, Sun is currently involved in a legal action initiated by a private party to determine responsibility for remediation at a formerly owned refinery in Oklahoma. Sun believes it is fully indemnified for this potential liability.

     Sun establishes accruals related to environmental remediation activities for work at identified sites, including those under CERCLA and RCRA and related state laws, where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are based on currently available facts, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. Sun's international production and Canadian operations are subject to less demanding environmental regulatory requirements than its U.S. operations and these less stringent requirements are considered in determining the accruals for those locations. The accruals reflect Sun's philosophy of aggressively managing remediation costs to ensure the most cost-effective method of protecting the health, safety and environment of affected communities. Sun's accrued liability for environmental remediation, which totalled $246 and $259 million at December 31, 1994 and 1993, respectively, was classified in the consolidated balance sheets as follows:

                                                        December 31
                                                      --------------
                                                      1994      1993
                                                      ----      ----
     Accrued Liabilities........................      $ 55      $ 55
     Other Deferred Credits and Liabilities.....       191       204
                                                      ----      ----
                                                      $246      $259
                                                      ====      ====

     Sun also accrues estimated dismantlement, restoration, reclamation and abandonment costs at its oil sands mining and oil and gas exploration and production operations through a charge against income primarily on a units of production basis. The accrued liability for these activities, which totalled $126 and $119 million at December 31, 1994 and 1993, respectively, are classified primarily in other deferred credits and liabilities in the consolidated balance sheets. Of the $126 million accrued liability at December 31, 1994, $78 million relates to Sun's oil sands mining operations and $48 million is attributable to oil and gas exploration and production operations. Sun estimates that the total cost for reclamation at these operations will be approximately $120 and $157 million, respectively.

     Pretax charges against income for environmental remediation and reclamation totalled $24, $45 and $62 million at December 31, 1994, 1993 and 1992, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $11 million at December 31, 1994 and are included in deferred charges and other assets in the consolidated balance sheets.

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

     Management believes that the overall costs for environmental activities are likely to be significant but are expected to be incurred over an extended period of time and to be funded from Sun's net cash flows from operating activities. Although potentially significant with respect to results of operations or cash flow for any one quarter or year, management believes that such costs, including those required by CERCLA and RCRA, will not have a material impact on Sun's consolidated financial position or, over an extended period of time, on Sun's cash flow or liquidity.

OTHER
     Sun's financial condition and business operations are affected from time to time by domestic and foreign political developments and laws and regulations which relate to such matters as production, taxes, property, product specifications, imports and pricing. Sun makes no representations as to future events and developments which could affect its operations and financial condition. Furthermore, Sun's businesses and financial condition could be affected by, among other things, the state of the U.S. economy, competition, future price changes or controls, material and labor costs, legislation, labor conditions, new regulations, tariffs, embargoes, armed conflicts, foreign exchange restrictions and changes in exchange rates.

ITEM 3. LEGAL PROCEEDINGS

     On December 29, 1994, the United States Environmental Protection Agency ("EPA") filed an administrative action alleging that Puerto Rico Sun Oil Company ("PRSOC"), an indirect subsidiary of the Company, failed to file a SARA/EPCRA Form R for the year 1989. Additionaly, the EPA alleged that, for the years 1990, 1991, and 1992, PRSOC failed to report specific chemicals in its Form R submittals. The EPA has made a preliminary civil penalty demand in excess of $100,000.

     On December 6, 1994, Tosco Corporation ("Tosco") filed an action against the Company in the United States District Court for the Northern District of California, seeking only a judicial declaration regarding Tosco's rights and obligations (including, in particualr, Tosco's indemnification obligations with respect to environmental remediation under CERCLA and/or RCRA) under its November 1, 1980 agreement with Sun Company, Inc. (R&M) ("Sun R&M") for the sale to Tosco of Sun R&M's formerly-owned Duncan, OK, refinery. Management believes it is likely that the court will find that Tosco has a contractual obligation to fully indemnify Sun R&M for any costs incurred in connection with contamination at this site.

     On October 27, 1994, an agreement in principle was reached with the Ohio EPA which will settle numerous allegations of violations of Ohio air regulations at Sun's Toledo refinery. Sun will enter into a judicial Consent Order which will be filed together with an enforcement Complaint in the Lucas County, Ohio Court of Common Pleas. Part of the Consent Order requires Sun to pay a civil penalty of $200,000.

     Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings, including those discussed above, would not be material in relation to the consolidated financial positions of Sun at December 31, 1994.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF SUN COMPANY, INC.

      NAME, AGE AND PRESENT
          POSITION WITH
        SUN COMPANY, INC.
     ----------------------
                                             BUSINESS EXPERIENCE DURING
                                                   PAST FIVE YEARS
                                             --------------------------
Robert M. Aiken, Jr., 52
  Senior Vice President
  and Chief Financial
  Officer
Mr. Aiken was named to his present
position in May 1992.  He assumed
additional responsibility for Sun's
Materials Management function and Real
Estate and Coal operations in August
1994.  From September 1990 until May
1992, he was Senior Vice President,
Finance and from April 1979 to September
1990, he was Comptroller.
Robert H. Campbell, 57
  Chairman of the Board,
  Chief Executive Officer
  and President
Mr. Campbell was elected Chairman of the Board in May 1992, Chief Executive
Officer in September 1991 and President
and Chief Operating Officer in February
1991.  From November 1988 to February
1991, he was Executive Vice President.
He has been a Director since November
1988.
Richard L. Cartlidge, 40
  Comptroller
Mr. Cartlidge has been in his present
  position since October 1991. From July
  1989 to October 1991, he was Controller
  of Sun's domestic refining and marketing subsidiary.
John G. Driscoll, 48
  Senior Vice President
  Marketing
Mr. Driscoll has been in his present
  position since August 1994.  Prior to
  assuming this position, he served in
  various capacities within Sun's domestic refining and marketing subsidiary: from
  May 1993 to August 1994, he was Vice
  President of Chemicals; from October
  1992 to May 1993, Vice President,
  Branded Marketing & Development; and
  from 1989 to October 1992, Director,
  Business Development & Strategic
  Planning in Fuels, and Director,
  Planning & New Product Development.

      NAME, AGE AND PRESENT
          POSITION WITH
        SUN COMPANY, INC.
     ----------------------
                                             BUSINESS EXPERIENCE DURING
                                                   PAST FIVE YEARS
                                             --------------------------
Jack L. Foltz, 59
  Vice President and
  General Counsel
Mr. Foltz has been in his present
position since October 1992, and from
December 1991 to October 1992 he was
Assistant General Counsel, Refining and
Marketing.  From December 1989 to
December 1991, he was Vice President and
General Counsel of Sun's domestic
refining and marketing subsidiary.
Deborah M. Fretz, 46
  Senior Vice President
  Logistics
Ms. Fretz has been in her present
  position since August 1994.  In
  addition, she has been President of Sun
  Pipe Line Company, a subsidiary, since
  October 1991.  From 1989 to October
  1991, she served as General Manager,
  Wholesale Fuels Marketing and
  Distribution.
David E. Knoll, 51
  Senior Vice President
  Corporate Development
Mr. Knoll has been in his present
  position, which includes responsibility
  for Sun's International Production
  operations, since August 1994.  From
  October 1992 to August 1994, he was
  Senior Vice President, Marketing and
  Logistics and from October 1991 to
  October 1992, Group Vice President,
  Refining and Marketing.  From November
  1988 to October 1991, he was President
  of Sun's domestic refining and marketing subsidiary.
Harwood S. Roe, Jr., 50
  Senior Vice President
  Operations
Mr. Roe has been in his present position since October 1992 and assumed additional responsibility for Sun's
  Public Affairs function in August 1994.
  From 1991 to October 1992, he was Vice
  President, Operations.  From 1988 to
  1991, he was Vice President, Refining of
  Sun's domestic refining and marketing
  subsidiary.
Malcolm I. Ruddock, 52
  Treasurer
Mr. Ruddock has been in his present
  position for the past five years.

      NAME, AGE AND PRESENT
          POSITION WITH
        SUN COMPANY, INC.
     ----------------------
                                             BUSINESS EXPERIENCE DURING
                                                   PAST FIVE YEARS
                                             --------------------------
Sheldon L. Thompson, 56
  Senior Vice President
  and Chief Administrative
  Officer
Mr. Thompson has been in his present
position since October 1992 and he
assumed additional responsibility for
Sun's Research and Development function
in August 1994.  From 1991 to October
1992, he was Vice President, Chemicals,
Lubricants and Technology and from 1989
to 1991, Vice President, Chemicals and
Technology for Sun's domestic refining
and marketing subsidiary.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 68 of the Company's 1994 Annual Report to Shareholders. The market exchanges on which the Company's stock is traded are listed on the cover page of this Annual Report on Form 10-K.

ITEM 6.   SELECTED FINANCIAL DATA

     The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 25 of the Company's 1994 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated herein by reference to pages 26-37 in the Company's 1994 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following information in the Company's 1994 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 38-41; the Notes to Consolidated Financial Statements on pages 42-57; the Report of Independent Accountants on page 58; the Supplemental Financial and Operating Information on pages 63-67 (excluding the sections on Revenues Per Unit of Oil and Gas Production and Average Net Oil and Gas Production); and the Quarterly Financial Information on page 68.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement ("Proxy Statement") which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after
December 31, 1994.

     Information concerning the Company's executive officers appears in
Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1994, except that the Report of the Compensation Committee and the Stock Performance Graphs contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1994.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1994.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     1.   Consolidated Financial Statements:

                The information appearing in the Company's 1994 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

     2.   Financial Statement Schedules:

                                                                   Page
                                                                   ----
          Report of Independent Accountants..................       37

          Schedule II - Valuation Accounts...................       38

                Other schedules are omitted because the required information is shown elsewhere in this report, is not required or is not applicable.

     3.   Exhibits:

            3.(i)    - Articles of Incorporation of Sun Company, Inc., as
                       restated and amended (incorporated by reference to Exhibit 3.(i) of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended
                       December 31, 1993, File No. 1-6841).

            3.(ii)   - Sun Company, Inc. Bylaws, as amended July 5, 1990
                       (incorporated by reference to Exhibit 3(b) of the Form SE filed March 15, 1991, File No. 1-6841).

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

            10.1*    - Long-Term Incentive Plan, as amended (incorporated by
                       reference to Exhibit 10(c) of the Form SE filed
                       March 15, 1989, File No. 1-6841).

            10.2*    - Executive Retirement Plan, as amended September 6,
                       1991 (incorporated by reference to Exhibit 10(d) of the Form SE filed March 13, 1992, File No. 1-6841).

            10.3*    - Directors' Deferred Compensation Plan, as amended and
                       restated effective September 5, 1991 (incorporated by reference to Exhibit 10.5 of the Form SE filed
                       March 11, 1993, File No. 1-6841).

            10.4*    - Deferred Compensation Plan (incorporated by reference
                       to Exhibit 10(e) of the Form SE filed March 20, 1986, File No. 1-6841).

            10.5*    - Pension Restoration Plan, as amended and restated
                       effective January 1, 1991 and amended September 6, 1991 (incorporated by reference to Exhibit 10(g) of the Form SE filed March 13, 1992, File No. 1-6841).

            10.6*    - Executive Incentive Plan, as amended and restated
                       effective January 1, 1992 and revised November 5, 1992 (incorporated by reference to Exhibit 10.9 of the Form SE filed March 11, 1993, File No. 1-6841).

            10.7*    - Sun Company, Inc. Savings Restoration Plan
                       (incorporated by reference to Exhibit 10(j) of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1987, File No. 1-6841), as amended effective January 1, 1994.

            10.8*    - Sun Company, Inc. Savings Restoration Plan II
                       (incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1989, File No. 1-6841), as amended effective January 1, 1994.

            10.9*    - Sun Company, Inc. Non-Employee Directors Retirement
                       Plan (incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1988, File No. 1-6841).

            10.10*   - Sun Company, Inc. Deferred Compensation and Benefits
                       Trust (incorporated by reference to Exhibit 10(l) of the Form SE filed March 15, 1989, File No. 1-6841).

            10.11*   - Sun Company, Inc. Retainer Stock Plan for Outside
                       Directors, as amended and restated effective April 1, 1992 (incorporated by reference to Exhibit 10.14 of the Form SE filed March 11, 1993, File No. 1-6841).

            10.12*   - Sun Company, Inc. Executive Long-Term Stock
                       Investment Plan (incorporated by reference to Exhibit
                       10.13 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1993, File No. 1-6841), as amended March 20, 1994.

            10.13*   - Memorandum of Agreement between Alexander B.
                       Trowbridge and Sun Company, Inc. (incorporated by reference to Exhibit 10.16 of the Form SE filed March 11, 1993, File No. 1-6841).

            10.14*   - Consulting Agreement between James G. Kaiser and Sun
                       Company, Inc.

            10.15*   - Termination Agreement and General Release and Waiver
                       between Robert H. Writz and Sun Company, Inc.

            11       - Statements re Sun Company, Inc. and Subsidiaries
                       Computation of Per Share Earnings for the Years Ended December 31, 1994, 1993 and 1992.

            12       - Statement re Sun Company, Inc. and Subsidiaries
                       Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 1994.

            13       - Sun Company, Inc. 1994 Annual Report to Shareholders
                       Financial Section.

            21       - Subsidiaries of Sun Company, Inc.

            23       - Consent of Independent Accountants.

            24.1     - Power of Attorney executed by certain officers and
                       directors of Sun Company, Inc.

            24.2     - Certified copy of the resolution authorizing certain
                       officers to sign on behalf of Sun Company, Inc.

            27       - Article 5 of Regulation S-X, Financial Data Schedule.

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

     SUN COMPANY, INC.


By   s/ROBERT M. AIKEN, JR.
     Robert M. Aiken, Jr.
     Senior Vice President and Chief Financial Officer
Date March 2, 1995

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY OR ON BEHALF OF THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 2, 1995:

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

     ROBERT D. KENNEDY*              Director
     ------------------
     Robert D. Kennedy

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

     ALEXANDER B. TROWBRIDGE*        Director
     ------------------------
     Alexander B. Trowbridge

*By  s/ROBERT M. AIKEN, JR.          Individually and as Attorney-in-Fact
     ----------------------
     Robert M. Aiken, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors, Sun Company, Inc.:


     Our report on the consolidated financial statements of Sun Company, Inc. and its subsidiaries has been incorporated by reference in this Form 10-K from page 58 of the Sun Company, Inc. 1994 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 31 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                          Coopers & Lybrand L.L.P.


2400 Eleven Penn Center
Philadelphia, PA  19103
February 14, 1995

                      SUN COMPANY, INC. AND SUBSIDIARIES
                        SCHEDULE II--VALUATION ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (MILLIONS OF DOLLARS)


                                            ADDITIONS
                               BALANCE AT   CHARGED TO          BALANCE
                               BEGINNING    COSTS AND   DEDUC-  AT END
                               OF PERIOD    EXPENSES    TIONS  OF PERIOD
                               ----------   ----------  ------ ---------

For the year ended
  December 31, 1994:
     Deducted from asset in
       balance sheet--allowance
       for doubtful accounts and
       notes receivable..........   $11         $ 2      $ 1        $12
                                    ===         ===      ===        ===

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