Form 10-K/A
period 1994-12-31
SUN CO INC
filed 1995-04-12
CIK 95304

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

                              AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as set forth in the pages attached hereto:

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

DATE April 12, 1995

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction F to Form 10-K and Rule 15(d)-21 under the Securities Exchange Act of 1934, the financial statements required by Form 11-K with respect to the Sun Company, Inc. & Subsidiaries Stock Supplement Plan are furnished as part of the Sun Company, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Plan Administrator of the Sun Company, Inc. & Subsidiaries
  Stock Supplement Plan:


We have audited the accompanying balance sheets of the Sun Company, Inc. & Subsidiaries Stock Supplement Plan as of December 31, 1994 and 1993, and the related statements of income and changes in members' accounts for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above (pages 4 through 7) present fairly, in all material respects, the financial position of the Sun Company, Inc. & Subsidiaries Stock Supplement Plan as of December 31, 1994 and 1993, and the results of its operations and changes in members' accounts for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                        COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, PA  19103
March 31, 1995

                     SUN COMPANY, INC. & SUBSIDIARIES
                           STOCK SUPPLEMENT PLAN
                               BALANCE SHEET
                           AT DECEMBER 31, 1994


ASSETS
- ------

Cash designated to purchase Sun Company, Inc.
   common stock                                               $ 55,664

Sun Company, Inc. common stock, at cost (6,310 shares)
   net of allowance for excess of cost over
   market value of $8,109                                      181,412
                                                              --------
                                                              $237,076
                                                              ========


LIABILITIES AND MEMBERS' ACCOUNTS
- ---------------------------------

Payable to broker for securities purchased                    $ 55,348

Members' accounts                                              181,728
                                                              --------
                                                              $237,076
                                                              ========




           STATEMENT OF INCOME AND CHANGES IN MEMBERS' ACCOUNTS
                   FOR THE YEAR ENDED DECEMBER 31, 1994

Contributions                                                $ 639,338

Cost of 20,357 shares of Sun Company, Inc.
   common stock distributed to members                        (600,697)

Unrealized loss on Sun Company, Inc. common stock
   held at December 31, 1994                                    (8,109)
                                                             ---------

Net increase in members' accounts                               30,532

Members' accounts, December 31, 1993                           151,196
                                                             ---------

Members' accounts, December 31, 1994                         $ 181,728
                                                             =========



              See accompanying notes to financial statements.

                     SUN COMPANY, INC. & SUBSIDIARIES
                           STOCK SUPPLEMENT PLAN
                               BALANCE SHEET
                           AT DECEMBER 31, 1993


ASSETS
- ------

Cash designated to purchase Sun Company, Inc.
   common stock                                               $ 23,523

Sun Company, Inc. common stock, at cost (5,140 shares)
   net of allowance for excess of cost over market
   value of $7,185                                             150,988
                                                              --------
                                                              $174,511
                                                              ========


LIABILITIES AND MEMBERS' ACCOUNTS
- ---------------------------------

Payable to broker for securities purchased                    $ 23,315

Members' accounts                                              151,196
                                                              --------
                                                              $174,511
                                                              ========



           STATEMENT OF INCOME AND CHANGES IN MEMBERS' ACCOUNTS
                   FOR THE YEAR ENDED DECEMBER 31, 1993


Contributions                                                $ 566,929

Cost of 22,434 shares of Sun Company, Inc.
   common stock distributed to members                        (564,621)

Unrealized loss on Sun Company, Inc. common stock
   held at December 31, 1993                                    (7,185)
                                                             ---------

Net decrease in members' accounts                               (4,877)

Members' accounts, December 31, 1992                           156,073
                                                             ---------

Members' accounts, December 31, 1993                         $ 151,196
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

                     SUN COMPANY, INC. & SUBSIDIARIES
                           STOCK SUPPLEMENT PLAN
                       NOTES TO FINANCIAL STATEMENTS


1. The Sun Company, Inc. & Subsidiaries Stock Supplement Plan (Plan), established July 1, 1975, has a fiscal year ending June 30. The Plan Administrator has adopted a calendar year for financial reporting purposes. A participant may contribute any whole percentage up to 20% of base pay. Every three months cash contributions from participants are used to purchase whole shares of Sun Company, Inc. common stock (Common Stock) which are then sent by the transfer agent to members as soon as practicable. Prior to the purchase of such shares, the cash is held by the Trustee, CoreStates Bank.

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

     At December 31, 1994, 1993 and 1992, there were 440, 365 and 369 members, respectively. The average cost of shares distributed to members was $29.51, $25.17 and $27.57 in 1994, 1993 and 1992,
     respectively.

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