Form 10-Q
period 1995-03-31
SUN CO INC
filed 1995-05-05
CIK 95304

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

At March 31, 1995, 106,943,158 shares of common stock were outstanding.

                              SUN COMPANY, INC.
                              -----------------

                                    INDEX



                                                              Page No.
                                                              --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Income
           for the Three Months Ended March 31, 1995
           and 1994                                              3

           Condensed Consolidated Balance Sheets at
           March 31, 1995 and December 31, 1994                  4

           Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended March 31,
           1995 and 1994                                         5

           Notes to Condensed Consolidated Financial
           Statements                                            6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                           12

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                    18

  Item 6.  Exhibits and Reports on Form 8-K                     18



SIGNATURE                                                       19

                                   PART I
                            FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
- --------------------------------------------------------------------------
                                                        For the Three Months
                                                           Ended March 31
                                                        --------------------
                                                           1995       1994
                                                         ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $485 in 1995 and $471 in 1994)         $2,578     $2,056
Interest income                                               2          3
Income (loss) from investments in operations
  held for sale (Note 2)                                      1         (4)
Other income                                                  7         12
                                                         ------     ------
                                                          2,588      2,067
                                                         ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses              1,752      1,227
Selling, general and administrative expenses                178        166
Taxes, other than income taxes                              520        505
Depreciation, depletion and amortization                     97         90
Exploratory costs and leasehold impairment                   10          6
Minority interest                                            10          6
Interest cost and debt expense                               31         20
Interest capitalized                                         (2)        (2)
                                                         ------     ------
                                                          2,596      2,018
                                                         ------     ------
Income (loss) before provision (credit)
  for income taxes and cumulative effect
  of change in accounting principle                          (8)        49
Provision (credit) for income taxes                          (1)        15
                                                         ------     ------
Income (loss) before cumulative effect of change
  in accounting principle                                    (7)        34
Cumulative effect of change in accounting
  principle (Note 3)                                         --         (7)
                                                         ------     ------
NET INCOME (LOSS)                                        $   (7)    $   27
                                                         ======     ======
Earnings (loss) per share of common stock:*
  Income (loss) before cumulative effect of change in
    accounting principle                                  $(.07)     $ .32
  Cumulative effect of change in accounting principle        --       (.07)
                                                          -----      -----
  Net income (loss)                                       $(.07)     $ .25
                                                          =====      =====

Cash dividends paid per share of common stock              $.45       $.45
                                                           ====       ====
- ----------------
*Based on the weighted average number of shares outstanding (in thousands) of 107,053 in 1995 and 107,091 in 1994.

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries
                                                         At          At
                                                      March 31   December 31
                                                        1995        1994
(Millions of Dollars)                                    (UNAUDITED)
- --------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents, at cost which
  approximates market                                 $   26       $  117
Accounts and notes receivable, net of allowances         655          655
Inventories:
  Crude oil                                              238          193
  Refined products                                       356          335
  Materials, supplies and other                           88           85
Deferred income taxes                                    119          123
                                                      ------       ------
Total Current Assets                                   1,482        1,508

Investment in Coal Operations Held for Sale (Note 2)      54           51
Investment in Real Estate Operations Held
  for Sale (Note 2)                                      130          123
Long-Term Receivables and Investments                     85          143
Properties, Plants and Equipment                       8,600        8,430
Less Accumulated Depreciation, Depletion
  and Amortization                                     4,184        4,082
                                                      ------       ------
Properties, Plants and Equipment, net                  4,416        4,348

Deferred Charges and Other Assets                        308          292
                                                      ------       ------
Total Assets                                          $6,475       $6,465
                                                      ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $  774       $  776
Accrued liabilities                                      559          540
Short-term borrowings                                    324          221
Current portion of long-term debt                        100           99
Taxes payable                                            226          279
                                                      ------       ------
Total Current Liabilities                              1,983        1,915

Long-Term Debt                                         1,099        1,073
Retirement Benefit Liabilities                           512          515
Deferred Income Taxes                                    301          301
Other Deferred Credits and Liabilities                   394          429
Commitments and Contingent Liabilities (Note 4)
Minority Interest                                        376          369
Stockholders' Equity (Note 5)                          1,810        1,863
                                                      ------       ------
Total Liabilities and Stockholders' Equity            $6,475       $6,465
                                                      ======       ======

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
- -------------------------------------------------------------------------
                                                       For the Three Months
                                                          Ended March 31
                                                       --------------------
                                                           1995       1994
                                                          -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  (7)     $  27
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Cumulative effect of change in accounting
      principle                                              --          7
    Depreciation, depletion and amortization                 97         90
    Dry hole costs and leasehold impairment                   4          3
    Deferred income taxes                                     2         25
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                          13         16
      Inventories                                           (63)        39
      Accounts payable and accrued liabilities              (36)      (136)
      Taxes payable                                         (55)       (36)
    Other                                                     5          5
                                                          -----      -----
Net cash provided by (used in) operating activities         (40)        40
                                                          -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (151)       (95)
  Cash used by coal operations held for sale                 (2)        (3)
  Cash used by real estate operations held for sale          (6)       (17)
  Proceeds from divestments                                  30          8
  Other                                                       3         (2)
                                                          -----      -----
Net cash used in investing activities                      (126)      (109)
                                                          -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                   103         81
  Proceeds from issuance of long-term debt                   32        193
  Repayments of long-term debt                              (12)       (91)
  Cash dividend payments                                    (48)       (48)
  Other                                                      --          5
                                                          -----      -----
Net cash provided by financing activities                    75        140
                                                          -----      -----
Net increase (decrease) in cash and cash equivalents        (91)        71
Cash and cash equivalents at beginning of period            117        118
                                                          -----      -----
Cash and cash equivalents at end of period                $  26      $ 189
                                                          =====      =====

                          (See Accompanying Notes)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------


1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the cumulative effect of change in accounting principle (Note 3). Results for the three months ended March 31, 1995 are not necessarily indicative of results for the full year 1995.

2.   Investments in Operations Held for Sale.

     In January 1993, Sun decided to sell the assets of the Company's coal and cokemaking operations comprised of Sun Coal Company and Elk River Resources, Inc. and its subsidiaries (collectively, "Sun Coal"). In connection with this decision, Sun sold its western U.S. coal operations during 1993 and certain of its eastern U.S. coal operations during 1994. Sun continues to pursue the sale of its remaining eastern U.S. coal and cokemaking operations.

     In October 1991, the Company's Board of Directors approved a plan to dispose of the Company's investment in Radnor Corporation ("Radnor"), its wholly owned real estate development subsidiary. In connection with this plan, the Company is actively pursuing a program of controlled disposition.

     In November 1993, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 93 which requires discontinued operations that have not been divested within one year of their measurement dates to be accounted for prospectively as investments held for sale. Accordingly, pretax income (loss) from Sun's coal and real estate operations, which totalled $1 million and breakeven, respectively, during the first quarter of 1995, and $(6) and $2 million, respectively, during the first quarter of 1994, has been included as a single amount in income from continuing operations. On an after-tax basis, income from Sun's coal and real estate operations totalled $4 million and breakeven, respectively, during the first quarter of 1995 and breakeven and $2 million, respectively, during the first quarter of 1994.

     The net assets and liabilities relating to the coal and real estate operations held for sale have been segregated on the condensed consolidated balance sheets to separately identify them as investments
     in operations held for sale.   Such amounts are detailed as follows:

                                                    March 31     December 31
                                                      1995           1994
                                                    --------     -----------
                                                      (Millions of Dollars)
       Coal Operations

     Accounts receivable                               $  17        $  18
     Inventories                                          18           12
     Properties, plants and equipment                    138          142
     Other assets                                         16           13
     Accounts payable and accrued liabilities            (45)         (45)
     Retirement benefit liabilities                      (41)         (41)
     Other liabilities                                   (49)         (48)
                                                       -----        -----
     Investment in coal operations held for sale       $  54        $  51
                                                       =====        =====

       Real Estate Operations

     Inventories                                       $ 144        $ 144
     Properties, plants and equipment                    183          198
     Other assets                                         26           21
     Recourse debt                                      (192)        (204)
     Other liabilities                                   (31)         (36)
                                                       -----        -----
     Investment in real estate operations
       held for sale                                   $ 130        $ 123
                                                       =====        =====

     As part of a restructuring of Radnor's recourse debt obligations during 1992, the Company, through its wholly owned subsidiary, The Claymont Investment Company, has provided Radnor with a $100 million credit facility. As of March 31, 1995, there was $14 million borrowed against this facility. Amounts borrowed by Radnor under this facility are not collateralized by any of its assets.

     Radnor's recourse debt obligations require that its stockholder's equity, which totalled $107 million at March 31, 1995, equal at least $100 million. In the event that Radnor's stockholder's equity declines below this amount, the Company would have the option to make a capital contribution to Radnor to avoid default by Radnor on these obligations or to advance the remaining amount available under the $100 million credit facility.

<PAGE 8>

3.   Change in Accounting Principle.

     Effective January 1, 1994, Sun adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). It required companies to recognize the obligation to provide benefits to their former or inactive employees after employment but before retirement. The cumulative effect of this accounting change for years prior to 1994 decreased net income for the three months ended March 31, 1994 by $7 million (after related income tax benefit of $4 million), or $.07 per share of common stock. Excluding the cumulative effect, this change did not have a significant impact on Sun's net income for the three months ended March 31, 1994.

4.   Commitments and Contingent Liabilities.

     In 1992, a wholly owned subsidiary of the Company became a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $225 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. The construction of the facility, which has a designed capacity of 12,600 barrels daily of MTBE, is essentially completed and the plant is currently in a sustained start-up test phase. As part of the financing of this project, BEF had borrowed $176 million, the total amount available under a construction loan facility, of which the Company guarantees one-third or $59 million. The construction loan is convertible into a five-year nonrecourse term loan with a first priority lien on all project assets if the plant is able to produce at its designed capacity for a continuous 45-day period prior to May 31, 1995 and if certain other conditions are met. The plant will be unable to meet all of these conversion conditions by May 31, 1995 and, accordingly, Sun's $59 million guaranteed share of the construction loan may become payable on this date. This matter is currently under discussion with the lenders and it is premature for the Company to predict the outcome of these discussions.

     In order to obtain a secure supply of oxygenates for the manufacture of reformulated fuels, Sun has entered into a 10-year off-take agreement with BEF. Pursuant to this agreement, Sun will purchase all of the MTBE production from the plant. The minimum per unit price to be paid for the first 12,600 barrels daily of MTBE production while the nonrecourse term loan is outstanding will be equal to BEF's annual raw material and operating costs and debt service payments divided by the plant's annual designed capacity. Notwithstanding this minimum price, Sun has agreed to pay BEF a price during the first three years of the off-take agreement which approximates prices included in current MTBE long-term sales agreements in the marketplace. This price is expected to exceed the minimum price required by the loan agreement. Sun will negotiate a new pricing arrangement with BEF for the remaining seven years the off-take agreement is in effect which will be based upon the market conditions existing at such time.

     Sun is subject to federal, state, local and foreign laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. These laws result in loss contingencies for remediation at Sun's refineries, service stations, terminals, pipelines and truck transportation facilities as well as

<PAGE 9>

     third-party or formerly owned sites at which contaminants generated by Sun may be located.

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at various sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 1995, Sun had been named as a PRP at 47 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

     Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are based on currently available facts, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. Sun's international production and Canadian operations are subject to less demanding environmental regulatory requirements than its U.S. operations and these less stringent requirements are considered in determining the accruals for those locations. Sun's accruals reflect the Company's philosophy of aggressively managing remediation costs to ensure the most cost-effective method of protecting the health, safety and environment of affected communities. Sun's accrued liability for environmental remediation, which totalled $236 million at March 31, 1995 and $246 million at December 31, 1994, was classified in the condensed consolidated balance sheets as follows (in millions of dollars):
                                             At                 At
                                          March 31          December 31
                                            1995               1994
                                          --------          -----------
          Accrued liabilities               $ 66               $ 55
          Other deferred credits and
            liabilities                      170                191
                                            ----               ----
                                            $236               $246
                                            ====               ====

     Sun also accrues estimated dismantlement, restoration, reclamation and abandonment costs at its oil sands mining and oil and gas exploration and production operations through a charge against income primarily on a units of production basis. The accrued liability for these activities, which totalled $132 million at March 31, 1995 and $126 million at December 31, 1994, is classified primarily in other
<PAGE 10>

     deferred credits and liabilities in the condensed consolidated balance sheets. Of the $132 million accrued liability at March 31, 1995, $80 million relates to Sun's oil sands mining operations and $52 million is attributable to oil and gas exploration and production operations. Sun estimates that the total cost for reclamation at these operations will be approximately $120 and $157 million, respectively.

     Pretax charges against income for environmental remediation and reclamation totalled $7 and $4 million for the three months ended March 31, 1995 and 1994, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $10 million at March 31, 1995 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

     Sun is currently involved in a dispute with a private party to determine responsibility for remediation at a formerly owned refinery in Oklahoma. Management believes that Sun is fully indemnified for this potential liability.

     Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and be funded from Sun's net cash flow from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flow for any one quarter or year, management believes that any liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at March 31, 1995. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flow or liquidity.

5.   Stockholders' Equity.
                                                     At           At
                                                 March 31     December 31
                                                   1995          1994
                                                 --------     -----------
                                               (Millions of Dollars)

     Common stock, par value $1 per share         $  130        $  130
     Capital in excess of par value                1,309         1,309
     Cumulative foreign currency translation
       adjustment                                    (87)          (89)
     Earnings employed in the business             1,479         1,534
                                                  ------        ------
                                                   2,831         2,884
     Less common stock held in treasury,
       at cost                                     1,021         1,021
                                                  ------        ------
     Total                                        $1,810        $1,863
                                                  ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            RESULTS OF OPERATIONS

Earnings Profile of Sun Businesses (after tax)
- ----------------------------------------------

                                       Three Months Ended
                                             March 31
                                       ------------------
                                        1995       1994      Variance
                                        ----       ----      --------
                                             (Millions of Dollars)

Fuels:
  Wholesale fuels                       $(58)      $(11)       $(47)
  Branded marketing                        7          8          (1)
Lubricants:
  Lubes                                   14         14          --
  Related fuels                          (22)         4         (26)
Chemicals                                 25         (3)         28
Logistics                                 13         11           2
International production                  19         14           5
Canada (Suncor):
  Exploration and production              --          1          (1)
  Oil sands                               14          2          12
  Refining and marketing                   1          5          (4)
  Corporate expenses                      (3)        (1)         (2)
  Net financing expenses                  (1)        (1)         --
                                        ----       ----        ----
    Total Canada (Suncor)                 11          6           5
Corporate:
  Corporate expenses                      (5)        (5)         --
  Net financing expenses                 (15)        (6)         (9)
Operations held for sale:
  Coal                                     4         --           4
  Real estate                             --          2          (2)
                                        ----       ----        ----
                                          (7)        34         (41)

Cumulative effect of change in
  accounting principle*                   --         (7)          7
                                        ----       ----        ----
Consolidated net income (loss)          $ (7)      $ 27        $(34)
                                        ====       ====        ====
- ----------------
*Consists of the impact of the cumulative effect of a change in the method of accounting for postemployment benefits.

Analysis of Earnings Profile of Sun Businesses
- ----------------------------------------------

In the three-month period ended March 31, 1995, Sun had a net loss of $7 million, or $.07 per share of common stock, compared with earnings of $27 million, or $.25 per share of common stock, for the first quarter of 1994. Excluding the cumulative effect of a change in accounting principle, Sun earned $34 million during the first three months of 1994.

Fuels -- Sun's domestic Fuels businesses, comprised primarily of the manufacturing of fuels at Sun's Marcus Hook, PA, Philadelphia, PA and Toledo, OH refineries and the sale of fuels from these refineries, had losses of $51 million in the first quarter of 1995 compared to losses of $3 million in the first quarter of 1994. The decline in results was primarily in Sun's Wholesale Fuels operations where losses increased to $58 million in the first quarter of 1995 from $11 million in the first quarter of 1994. Income from Branded Marketing operations decreased to $7 million in the first quarter of 1995 from $8 million in the year-ago quarter.

Wholesale Fuels results for the current quarter included $3 million of after-tax income from operations at Sun's Girard Point facility acquired from Chevron on August 4, 1994. (See also "Chemicals" below). Excluding activity from the Girard Point facility, Wholesale Fuels results declined $50 million due primarily to lower average wholesale fuels product margins ($57 million), particularly for distillates and wholesale gasoline, and lower sales volumes ($4 million), partially offset by lower refinery operating expenses ($11 million). The decline in distillate margins was largely attributable to the unusually mild winter.

In Branded Marketing, the $1 million decline in earnings was caused primarily by lower retail distillate sales volumes and margins. A decline in retail gasoline sales volumes was essentially offset by slightly higher gasoline margins. The decrease in volumes was due largely to the elimination of some marginal distributor and retail accounts as Sun continues to consolidate into a single Sunoco brand service station network.

Lubricants -- Results from Sun's Lubricants business, comprised of the manufacturing, packaging and marketing of lubricant products produced at Sun's Tulsa and Puerto Rico refineries, as well as the related manufacturing and wholesale marketing of fuels produced at these facilities, decreased $26 million compared with the 1994 first quarter. Income from sales of lubricant products was $14 million in both first quarter periods, as higher average margins, particularly for base oils, were offset by 6 percent lower sales volumes. The decline in sales volumes was due largely to the buildup of base oil inventories in anticipation of a scheduled second quarter maintenance turnaround at the Tulsa refinery. Losses from Related Fuels operations totalled $22 million during the first quarter of 1995, representing a $26 million decline from 1994 first quarter income of $4 million. The decline was primarily due to lower margins on wholesale fuels products ($20 million).

Chemicals -- Income from Sun's domestic Chemicals business was $25 million in the 1995 first quarter, compared with a loss of $3 million in the prior year period. This improvement was due to higher margins ($14 million) and sales volumes ($6 million) resulting from stronger petrochemicals demand and prices. The addition of aromatics production from the Girard Point facility also contributed $8 million to the improved earnings.

Logistics -- Logistics (pipeline transportation and petroleum terminalling operations) income was $13 million, an increase of $2 million versus the year-ago quarter. Higher throughput on Sun's eastern products system, resulting primarily from Sun's acquisition of the Girard Point facility, was largely responsible for the increase in earnings.

International Production -- International Production earnings were $19 million in the 1995 first quarter versus $14 million in the first quarter of 1994. The $5 million increase was due largely to 19 percent higher crude oil prices ($4 million), a $4 million after-tax gain from the settlement of litigation surrounding previously expropriated assets and $3 million of after-tax income attributable to crude oil production from the Ninian/Columba fields in the U.K. North Sea, which were acquired in the third quarter of 1994. Partially offsetting these positive factors was a $3 million increase in after-tax foreign exchange translation losses.

The average price received for Sun's international crude oil production was $16.46 per barrel in the first three months of 1995 compared to $13.78 per barrel for the first quarter of 1994. Sun's average net production of crude oil was 29.7 thousand barrels daily during the first three months of 1995 compared to average net production of 27.2 thousand barrels daily for the first quarter of 1994.

The average price received for Sun's international natural gas production was $2.79 per thousand cubic feet for the current quarter compared to $2.84 per thousand cubic feet in the 1994 first quarter. Sun's average net production of natural gas was 61 million cubic feet daily in the first quarter of 1995 compared to 63 million cubic feet daily in the first quarter of 1994.

Canada (Suncor) -- Oil sands results increased $12 million due to a 34 percent increase in synthetic crude oil prices to $17.69 per barrel ($8 million) and an 18 percent increase in synthetic crude oil production volumes to 76.4 thousand barrels daily ($6 million), partially offset by lower gains from hedging activities ($2 million). Canadian refining and marketing income decreased due to lower refined product margins ($4 million). Canadian corporate expenses increased $2 million due to the recognition of costs associated with Suncor's decision to relocate its corporate office from Toronto to Calgary later this year.

Corporate -- Net financing expenses were up $9 million versus the year-ago quarter due to higher average borrowings resulting in part from the high level of 1994 growth capital expenditures.

Operations Held for Sale -- Sun's coal operations held for sale earned $4 million in the 1995 first quarter versus breakeven in the year-ago quarter. The increase was due to higher prices and margins for coal and coke and the absence of a $1 million operating loss from a mine sold in the second quarter of 1994. Real estate operations held for sale broke even in the current quarter versus net income of $2 million in the year-ago period.
The decline was due primarily to the absence of income associated with three office projects located in Pennsylvania that were divested in June 1994. For a further discussion of Sun's coal and real estate operations held for sale, see Note 2 to the condensed consolidated financial statements.

Cumulative Effect of Change in Accounting Principle -- For information concerning the change in method of accounting for postemployment benefits, see Note 3 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
- ---------------------------------------------

Sales and other operating revenue increased $522 million, or 25 percent, principally due to higher refined product sales volumes ($308 million) and prices ($149 million), higher revenues from resales of purchased oil and refined products ($28 million) and an increase in consumer excise taxes ($14 million). Other income decreased $5 million due to lower gains on asset divestments ($6 million) and an increase in foreign exchange translation losses ($2 million), partially offset by a $4 million gain from the settlement of litigation surrounding previously expropriated assets. Cost of products sold and operating expenses increased $525 million, or 43 percent, primarily due to higher domestic crude oil and refined product acquisition costs ($479 million), higher resales of purchased oil and refined products ($26 million) and an increase in refinery expenses ($14 million). The higher sales volumes, product acquisition costs and refinery expenses are largely attributable to the Girard Point facility acquired on August 4, 1994. Selling, general and administrative expenses increased $12 million, or 7 percent, primarily due to higher expenses at Suncor ($8 million), which included the recognition of costs associated with the decision to relocate Suncor's corporate office from Toronto to Calgary later this year. Taxes, other than income taxes increased $15 million, or 3 percent, principally due to higher consumer excise taxes ($14 million). Depreciation, depletion and amortization increased $7 million, or 8 percent, primarily as a result of an increased depreciable asset base resulting from the high level of 1994 capital spending. The $4 million increase in minority interest is due to increased earnings at Suncor, the Company's 55-percent owned Canadian subsidiary. Interest cost and debt expense increased $11 million, or 55 percent, due to higher average corporate borrowings. For a discussion of the income from operations held for sale and the cumulative effect of change in accounting principle, see Notes 2 and 3, respectively, to the condensed consolidated financial statements.

                             FINANCIAL CONDITION

Cash and Working Capital
- ------------------------

At March 31, 1995, Sun had cash and cash equivalents of $26 million compared to $117 million at December 31, 1994, and had a working capital deficit of $501 million compared to a working capital deficit of $407 million at December 31, 1994. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting to a significant portion of the inventories reflected in the condensed consolidated balance sheet. The current replacement cost of all such inventories exceeds the carrying value at March 31, 1995 by approximately $500 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for its ongoing operations.

Cash Generation and Financial Capacity
- --------------------------------------

In the first quarter of 1995, Sun's net cash provided by (used in) operating activities ("cash generation") was $(40) million compared to $40 million in the first quarter of 1994. The $80 decline in cash generation is largely due to a decrease in income before special items ($41 million), lower deferred income taxes ($23 million) and an increase in working capital uses pertaining to operating activities ($24 million).

Management believes that future cash generation will be sufficient to satisfy Sun's base infrastructure and legally required capital requirements, and to sustain the current cash dividend. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from divestment and financing activities. Growth capital outlays will be funded with excess cash generation and proceeds from the ongoing divestment of non-strategic/non-core assets.

In the event that cash generation is insufficient to satisfy near-term cash requirements, the Company has access to $500 million of short-term financing for operations in the form of commercial paper and revolving credit agreements from commercial banks. The Company also has access to short-term financing under non-committed money market facilities and $150 million of confirmed lines of credit. In addition, Suncor has a revolving term credit facility available for its own use aggregating $286 million.

The following table sets forth Sun's total borrowings at:

                                          March 31         December 31
                                            1995               1994
                                          --------         -----------
                                              (Millions of Dollars)
Short-term borrowings
   Commercial paper                        $  224             $  216
   Non-committed money market
     facilities                               100                  5
                                           ------             ------
                                              324                221
Current portion of long-term debt             100                 99
Long-term debt                              1,099              1,073
                                           ------             ------
Total borrowings                           $1,523             $1,393
                                           ======             ======

As of March 31, 1995, Sun's long-term debt to long-term capitalization ratio was 37.8 percent. Management believes there is sufficient borrowing capacity available to provide for cash requirements.

Impairment of Long-Lived Assets
- -------------------------------

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") was issued. It establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill. The Company cannot reasonably estimate the potential impact on net income of adopting SFAS No. 121 at this time. Implementation of the new accounting standard, which must occur by 1996, may take place in 1995. Any impact on net income would be recognized in the period of adoption. Implementation of SFAS No. 121 will not affect Sun's cash flow or liquidity.

                                   PART II
                              OTHER INFORMATION


Item 1.   Legal Proceedings

     On April 4, 1995, the United States District Court for the Northern District of California dismissed an action previously filed against the Company by Tosco Corporation ("Tosco"). Tosco had asked the Court for a declaration of Tosco's rights and obligations under its November 1, 1980 agreement with Sun Company, Inc. (R&M) ("Sun R&M") for the sale to Tosco of Sun R&M's formerly-owned Duncan, OK refinery. The Court, however, dismissed this action on the grounds that the venue was improper in the Northern District of California.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     11 - Statements re Sun Company, Inc. and Subsidiaries Computation of
          Per Share Earnings for the Three-Month Periods Ended March 31, 1995 and 1994.

     12 - Statement re Sun Company, Inc. and Subsidiaries Computation of
          Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 1995.

     27 - Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1995.



                        *****************************


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

DATE May 4, 1995