Form 10-K/A
period 1994-12-31
SUN CO INC
filed 1995-06-28
CIK 95304

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

DATE   June 28, 1995

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


We have audited the accompanying statements of net assets available for plan benefits of the Sun Company, Inc. Capital Accumulation Plan (Plan) as of December 31, 1994 and 1993, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above (pages 4 through 22) present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1994 and 1993, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Plan (pages 23 and 24), Assets Held for Investment Purposes at
December 31, 1994 and Schedule of Reportable Transactions for the Year Ended December 31, 1994 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for plan benefits and the statements of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



                                                        COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, PA  19103
June 13, 1995

                                                 SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                            AT DECEMBER 31, 1994


ASSETS                                FUND A        FUND B        FUND C         FUND D      ESOP FUND      LOAN FUND     TOTAL
- ------                             -----------   -----------   ------------   -----------  ------------     ---------  ------------

Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)            $47,861,671   $50,868,387   $230,497,112   $        --  $         --     $     --   $329,227,170
Other investments (Notes 1 and 2):
  Short-term funds                          --            --             --       247,242     1,012,431           --      1,259,673
  Sun common stock fund
    (977,063 shares)                        --            --             --    28,090,561            --           --     28,090,561
  Employee stock ownership
    plan fund (4,006,050 shares)            --            --             --            --   115,173,932           --    115,173,932
Loans receivable from participants
  (Note 1)                                  --            --             --            --            --      561,794        561,794
Cash and other receivables                  --             4             --             8         4,708        4,884          9,604
Interfund transfer
    receivable (payable)                82,724      (266,118)       705,321      (217,623)     (304,304)          --             --
                                   -----------   -----------   ------------   -----------  ------------     --------   ------------
Total assets                        47,944,395    50,602,273    231,202,433    28,120,188   115,886,767      566,678    474,322,734
                                   -----------   -----------   ------------   -----------  ------------     --------   ------------

LIABILITIES
- -----------

Miscellaneous payables                  14,612        43,803        122,421         6,988        28,947           --        216,771
                                   -----------   -----------   ------------   -----------  ------------     --------   ------------
Total liabilities                       14,612        43,803        122,421         6,988        28,947           --        216,771
                                   -----------   -----------   ------------   -----------  ------------     --------   ------------
NET ASSETS AVAILABLE FOR
PLAN BENEFITS (Note 3)             $47,929,783   $50,558,470   $231,080,012   $28,113,200  $115,857,820     $566,678   $474,105,963
                                   ===========   ===========   ============   ===========  ============     ========   ============



                                               See accompanying notes to financial statements.

                                                 SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                    FOR THE YEAR ENDED DECEMBER 31, 1994
                                 FUND A        FUND B        FUND C         FUND D       ESOP FUND      LOAN FUND          TOTAL
                              -----------   -----------   ------------   -----------    ------------   ------------    ------------
Additions (deductions):

  Employees' contributions    $ 3,906,456   $ 3,427,500   $ 10,451,432   $ 3,193,402    $         --   $         --    $ 20,978,790

  Employers' contributions             --            --             --            --      12,466,416             --      12,466,416

  Transfers and rollovers
    from tax-qualified plans
    (Note 1):
      Chevron                     968,630       988,011      1,458,125     2,579,707          96,170        646,311       6,736,954
      Other                       131,150       351,661      2,614,644       106,380          99,404             --       3,303,239

  Interfund transfers            (295,098)   (1,389,417)     7,203,295     1,032,375      (6,460,090)       (91,065)             --

  Dividend income                      --            --             --     1,416,862       6,851,183             --       8,268,045

  Interest income                      --            --             --            --              --         11,432          11,432

  Income from collective trust
    funds                              --            --             --        10,563          49,225             --          59,788

  Increase (decrease) in
    value of participation
    in Sun Company, Inc.
    Defined Contribution
    Master Trust (Notes 1
    and 3)                        641,052      (974,846)    14,983,455            --              --             --      14,649,661

  Net depreciation in
    fair value of other
    investments (Note 3)               --            --             --      (569,233)     (2,080,635)            --      (2,649,868)

  Benefits paid to
    participants               (2,178,261)   (3,080,225)   (15,638,377)     (195,825)     (3,668,263)            --     (24,760,951)

  Administrative expenses
    (Note 2)                      (49,817)     (170,392)      (446,778)      (28,493)       (135,354)            --        (830,834)
                              -----------   -----------   ------------   -----------    ------------       --------    ------------
Net additions (deductions)      3,124,112      (847,708)    20,625,796     7,545,738       7,218,056        566,678      38,232,672

Net assets available for
  plan benefits,
  January 1, 1994              44,805,671    51,406,178    210,454,216    20,567,462     108,639,764             --     435,873,291
                              -----------   -----------   ------------   -----------    ------------       --------    ------------
Net assets available for
  plan benefits,
  December 31, 1994           $47,929,783   $50,558,470   $231,080,012   $28,113,200    $115,857,820       $566,678    $474,105,963
                              ===========   ===========   ============   ===========    ============       ========    ============
                                               See accompanying notes to financial statements.

                                                 SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                            AT DECEMBER 31, 1993




ASSETS                                FUND A          FUND B          FUND C           FUND D         ESOP FUND          TOTAL
- ------                             -----------     -----------     ------------     -----------     ------------     ------------

Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)            $        --     $        --     $210,860,431     $        --     $         --     $210,860,431
Other investments (Notes 1 and 2):
  Short-term funds                     846,710       2,091,784               --         319,798        1,701,822        4,960,114
  Equities fund                     43,829,388              --               --              --               --       43,829,388
  Diversified investments fund              --      48,229,357               --              --               --       48,229,357
  Sun common stock fund (690,418
    shares)                                 --              --               --      20,281,121               --       20,281,121
  Employee stock ownership plan
    fund (3,674,090 shares)                 --              --               --              --      107,926,929      107,926,929
Cash and receivables                     1,956           5,448               --              --            1,485            8,889
Interfund transfer
    receivable (payable)               142,148       1,121,419         (287,127)        (26,040)        (950,400)              --
                                   -----------     -----------     -------------    -----------     ------------     ------------
Total assets                        44,820,202      51,448,008      210,573,304      20,574,879      108,679,836      436,096,229
                                   -----------     -----------     ------------     -----------     ------------     ------------

LIABILITIES
- -----------

Miscellaneous payables                  14,531          41,830          119,088           7,417           40,072          222,938
                                   -----------     -----------     ------------     -----------     ------------     ------------
Total liabilities                       14,531          41,830          119,088           7,417           40,072          222,938
                                   -----------     -----------     ------------     -----------     ------------     ------------
NET ASSETS AVAILABLE
FOR PLAN BENEFITS (Note 3)         $44,805,671     $51,406,178     $210,454,216     $20,567,462     $108,639,764     $435,873,291
                                   ===========     ===========     ============     ===========     ============     ============

                                               See accompanying notes to financial statements.


                                                 SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                            STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION*
                                                    FOR THE YEAR ENDED DECEMBER 31, 1993

                                      FUND A          FUND B          FUND C           FUND D         ESOP FUND          TOTAL
                                   -----------     -----------     ------------     -----------     ------------     ------------

Additions (deductions):
  Employees' contributions         $ 3,367,569     $ 2,420,654     $ 10,484,800     $ 3,013,353     $         --     $ 19,286,376

  Employers' contributions                  --              --               --              --        5,851,868        5,851,868

  Transfers and rollovers
    from other tax-qualified
    plans (Note 1)                     483,988         932,555        1,731,310          13,580            7,933        3,169,366

  Interfund transfers                2,328,330      15,353,708          460,642      (2,091,724)     (16,050,956)              --

  Dividend income                           --              --               --       1,221,872        6,986,780        8,208,652

  Income from collective
    trust funds                      1,143,450       1,950,127               --           7,247           51,529        3,152,353

  Increase in value of
    participation in Sun
    Company, Inc. Defined
    Contribution Master
    Trust (Notes 1 and 3)                   --              --       15,651,013              --               --       15,651,013

  Net appreciation in
    fair value of other
    investments (Note 3)             2,743,311       3,407,138               --       1,041,867        5,413,638       12,605,954

  Benefits paid to participants     (1,757,589)     (2,103,700)     (16,030,435)       (432,323)      (4,525,255)     (24,849,302)

  Administrative expenses
    (Note 2)                           (56,935)       (143,535)        (466,982)        (27,886)        (158,245)        (853,583)
                                   -----------     -----------     ------------     -----------     ------------     ------------
Net additions (deductions)           8,252,124      21,816,947       11,830,348       2,745,986       (2,422,708)      42,222,697

Net assets available for
  plan benefits,
  January 1, 1993                   36,553,547      29,589,231      198,623,868      17,821,476      111,062,472      393,650,594
                                   -----------     -----------     ------------     -----------     ------------     ------------
Net assets available for
  plan benefits,
  December 31, 1993                $44,805,671     $51,406,178     $210,454,216     $20,567,462     $108,639,764     $435,873,291
                                   ===========     ===========     ============     ===========     ============     ============
- ------------
* Reclassified to conform to 1994 presentation.

                                               See accompanying notes to financial statements.


                                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                       NOTES TO FINANCIAL STATEMENTS


1.     GENERAL DESCRIPTION
       -------------------

       The Sun Company, Inc. Capital Accumulation Plan (Plan) is a combined profit-sharing and employee stock ownership plan. The Plan provides eligibility for membership for certain employees of Sun Company, Inc. and its participating subsidiary companies (collectively, Sun) who are paid in U.S. dollars and who have completed at least 1,000 hours of service with Sun in a twelve-month period. An eligible employee can join the Plan at any time starting with the first payroll period which begins on or next following 30 days after he or she gives written notice to the Plan Administrator.

       The Plan provides an individual account for each participant. Amounts disbursed to participants or transferred among funds are based solely upon amounts contributed to each participant's account adjusted to reflect any withdrawals and distributions, investment earnings attributable to such account balances, and appreciation or depreciation of the market value of the account balance.

       The ESOP Fund is an employee stock ownership plan, while the remaining funds form a profit-sharing plan. Employees' contributions are invested by the trustee and investment managers in Funds A, B, C or D as directed by the employees. Prior to March 1, 1995, employer contributions were invested in the ESOP Fund which is invested principally in Sun Company, Inc. common stock (Sun Common Stock). Beginning March 1, 1995, employer contributions are invested by the trustee in Funds A, B, C and D in the same proportion as employees' contributions.

       Contributions:
       -------------

       In general, a participant may contribute to the Plan up to 5% in whole percentages of base pay on a pre-tax basis (Basic Pre-Tax Contributions) or on a post-tax basis (Basic Post-Tax Contributions). The participant also may elect to make additional contributions up to 10% of base pay provided, however, that Basic Pre-Tax or Basic Post-Tax Contributions are at least 5% of base pay. The additional 10% may be contributed either on a pre-tax basis (Additional Pre-Tax Contributions), post-tax basis (Additional Post-Tax Contributions) or any combination thereof. For certain participants, limitations imposed by the Internal Revenue Code (Code), as described below, restrict their ability to make Basic Pre-Tax Contributions or Additional Pre-Tax Contributions. However, such participants may make Basic Post-Tax Contributions and Additional Post-Tax Contributions such that the sum of their total and employer contributions do not exceed other limits imposed by the Plan or the Code.

                                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.     GENERAL DESCRIPTION (Continued)
       ------------------------------

       For every dollar a participant contributes as Basic Contributions, Sun contributes another full dollar (Matching Employer Contributions).
       For the year ended December 31, 1993, the Matching Employer Contributions were reduced to fifty percent of Basic Contributions. Any Additional Pre-Tax and/or Additional Post-Tax Contributions are not matched in whole or in part by Sun.

       Pre-tax contributions by each participant may not exceed an annual limit which is subject to annual upward adjustment for increases in the cost of living as determined under Internal Revenue Service (IRS) regulations. This limit was $8,944 and $9,240 for 1993 and 1994, respectively, and will be $9,240 for 1995.

       The pre-tax contributions and combined Basic Post-Tax Contributions, Additional Post-Tax Contributions and Matching Employer Contributions of participants who come within the classification of "highly compensated employees" as defined in the Code, may not exceed certain technical limits under the Code. Generally, the allowable percentage of such contributions for the highly compensated employees is dependent upon the percentage of contributions made by all other employees. These limitations may have the effect of reducing the level of contributions initially selected by the highly compensated employees. In addition, the total employer and employee contributions which may be allocated to a participant's account may be limited by
       Section 415 of the Code.

       The Plan contains a special provision designed to permit the Plan to borrow money to purchase a significant number of shares of Sun Common Stock. Such borrowing could only occur upon the action of the Board of Directors of Sun Company, Inc. If this should occur, the securities purchased with the proceeds of such a loan will not be allocated immediately to the accounts of Plan participants but will be held by the Plan in an unallocated suspense account. Securities will be released from the suspense account as the loan is repaid and will be allocated to participants' accounts according to the ratio which the participant's compensation bears to the compensation of all participants in the Plan. No participant contributions will be required or permitted in paying off the loan. Further, subject to applicable limitations imposed by Section 415 of the Code and limitations on allocations as set forth in the Plan, any securities which are allocated to participants' accounts as a result of the repayment of the loan may, in the discretion of the Plan Administrator, be used to satisfy Sun's obligation with respect to any Matching Employer Contributions. As of December 31, 1994, no borrowings had been approved.

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

                                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.     GENERAL DESCRIPTION (Continued)
       ------------------------------

       Investment of Employees' Contributions:
       --------------------------------------

       Bankers Trust Company is the Trustee for investments. The participant has the option of investing contributions in any one or more of funds A, B, C or D. Participants' accounts earn a blended rate, or weighted average, of all of the investments held in the respective funds.
       Funds A, B and C are currently invested in corresponding funds with the same investment objectives in the Sun Company, Inc. Defined Contribution Master Trust (Master Trust). The Master Trust also includes investments from other Sun tax-qualified defined contribution plans. Each plan's relative interest in the individual Master Trust funds and the related income and administrative expense is determined on a basis proportionate to each plan's past contributions adjusted to reflect distributions, transfers and prior investment earnings to such funds.

       The following table sets forth each fund's respective share of the total net assets of the corresponding Master Trust fund at
       December 31, 1994 and 1993:
                                             1994                1993

                            Fund A        98.3866%                    -- %
                            Fund B        98.7724%                    -- %
                            Fund C        91.4081%             94.5597 %

       Set forth below is a brief description of Funds A, B, C, D and the ESOP Fund.

       Fund A: The Equities Fund - a fund to be invested by investment managers in a broadly diversified portfolio consisting of common stock, other types of equity investments and/or an index fund. The fund may not be invested in any Sun Company, Inc. securities except that an index fund may contain Sun Company, Inc. securities. Fund A of the Master Trust is currently invested in an index fund maintained by Wells Fargo Institutional Trust Company which is designed to approximate the performance of the Standard & Poor's 500 Composite Stock Index; however, alternate stock market indices and/or an actively managed portfolio could be substituted at any time.

       Fund B: The Diversified Investments Fund - a fund to be invested by investment managers in a combination of equity investments (diversified common stocks, other types of equity investments and/or an index fund) and fixed income securities, including U.S Treasury bonds and money market instruments. The fund may not be invested in any Sun Company, Inc. securities except that an index fund may contain Sun Company, Inc. securities. Fund B of the Master Trust is currently invested in a tactical asset allocation fund maintained by Wells Fargo Institutional Trust Company.

                               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                NOTES TO FINANCIAL STATEMENTS (Continued)

1.     GENERAL DESCRIPTION (Continued)
       ------------------------------

       Fund C: The Capital Preservation Fund - a fund to be invested (1) in a series of contracts with insurance companies or other financial institutions where the repayment of principal and payment of interest at a fixed rate for a fixed period of time are backed by the financial strength of such financial institutions (standard investment contracts), (2) in U.S. government-backed and agency obligations or (3) in contracts with financial institutions backed by such obligations (synthetic investment contracts). Effective June 1, 1994, investment guidelines for the fund were modified to provide that fund assets also may be invested in fixed income securities of corporations rated "investment grade" and high-quality asset-backed securities primarily rated "AAA."

                     At December 31, 1994, Fund C of the Master Trust is principally invested in both standard and synthetic
                     investment contracts.   Identified below are the insurance
                     companies and other financial institutions that have entered into standard investment contracts as of December 31, 1994 and 1993 with the Master Trust to pay interest on funds invested with them:

                                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.     GENERAL DESCRIPTION (Continued)
       ------------------------------
                                                                                 % of
                                                                             Master Trust
                                                                                Fund C
                                                                              Net Assets
                                               Effective Annual                at 12/31          Last
                                                 Interest Rate              -------------      Maturity
Financial Institution                          (Net of Expenses)             1994    1993        Date
- ---------------------                          -----------------            -------------      --------
Bankers Trust Company                                  8.53%               -%        2%        10/31/94
CIGNA Corporation                                      9.00%               3         3         12/17/95
Hartford Life Insurance Company                        8.31%               3         3          7/15/97
Metropolitan Life Insurance Company                    9.25%               4         8          5/31/95
Metropolitan Life Insurance Company                    7.41%               2         -          9/15/99
Morgan Bank (Delaware)                                 8.56%               3         4          1/16/96
New York Life Insurance Co.                            7.35%               2         2          3/17/97
New York Life Insurance Co.                            8.07%               3         -         10/16/00
Principal Mutual Life Insurance
  Company                                              9.15%               2         4          9/29/95
Principal Mutual Life Insurance
  Company                                              9.22%               9        10         12/10/96
Provident National Assurance Co.                       8.70%               4         4          6/20/96
Provident National Assurance Co.                       8.46%               1         2         11/15/95
Provident National Assurance Co.                       8.35%               3         4          5/15/96
Prudential Asset Management Co.                        5.53%               5         2         12/31/98
Prudential Asset Management Co.                        8.76%               5        10           1/3/95
The Travelers Companies                                9.66%               1         3          2/28/95
Other                                                  6.90%               1         1          9/15/96
                                                                          ---       ---
                                                                          51%*      62%*
                                                                          ===       ===
- -----------
*Of the remaining 49% and 38% of the net assets of Fund C of the Master
 Trust at December 31, 1994 and 1993, respectively, 41% and 33% are invested in synthetic investment contracts with People's Security Life
 Insurance Company (13% and 14%), Transamerica Life Companies (8% and -%)
 and Bankers Trust Company (20% and 19%) at December 31, 1994 and 1993,
 respectively.  The other 8% and 5% of the net assets of Fund C of the
 Master Trust at December 31, 1994 and 1993, respectively, are invested principally in U.S. government-backed and agency obligations and short-
 term investments held in collective trust funds maintained by Bankers
 Trust Company and Wells Fargo Institutional Trust Company.


                                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.     GENERAL DESCRIPTION (Continued)
       ------------------------------

                     The synthetic investment contracts are composed of underlying assets and "wrappers", which are contracts that enable withdrawals to be made at contract value, rather than at the market value of the underlying assets. The contracts with People's Security Life Insurance Company and Transamerica Life Companies have underlying assets consisting of government agency-backed collateralized mortgage obligations and the contract with Bankers Trust Company has underlying assets consisting of a portfolio of collective trust funds invested in government and corporate bonds and asset backed securities. Interest crediting rates for these contracts are reset at least quarterly, as specified in the respective contracts (at December 31, 1994, the average crediting rates were as follows: for the People's Security Life Insurance Company contract -- 5.57%; for the Transamerica Life Companies contract -- 6.66%; and for the Bankers Trust Company contract -- 6.33%). Over time the contracts will earn the rate of return of the underlying assets.

                     The Plan's relative interest in the standard investment contracts with insurance companies or other financial institutions described above represents the maximum potential credit losses from concentrations of credit risk in Fund C in accordance with the provisions of Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" (SFAS No. 105). SFAS No. 105 requires that such losses be determined assuming (1) complete nonperformance by the counterparties to the transactions and (2) any related collateral has no value. There is no collateral associated with the investments in Fund C. Plan management believes that future credit losses of the Plan's investment in Fund C of the Master Trust, if any, would not be material in relation to Fund C's net assets available for plan benefits at December 31, 1994. There are no other significant concentrations of credit risk in other Plan assets.

       Fund D: The Sun Common Stock Fund - a fund to be invested principally in Sun Common Stock. Cash contributions directed for investment in Fund D are used by Mellon Bank (Common Stock Trustee) to purchase Sun Common Stock on securities exchanges, from Sun Company, Inc., or from any other bona fide offeror of such Sun Common Stock, at the lowest price obtainable at the time.

                               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                NOTES TO FINANCIAL STATEMENTS (Continued)

1.     GENERAL DESCRIPTION (Continued)
       ------------------------------

       ESOP
       Fund: The Employee Stock Ownership Plan Fund - a fund to be invested principally in Sun Common Stock, which constitutes an employee stock ownership plan under Section 4975(e)(7) of the Code. The ESOP Fund also includes the investments of the Sun Company, Inc. Employee Stock Ownership Plan
                     (ESOP) and the Sun Company, Inc. Payroll Employee Stock Ownership Plan (PAYSOP) which were merged into the Plan effective January 1, 1987. Cash contributions directed for investment in the ESOP Fund are used by the Common Stock Trustee to purchase Sun Common Stock on securities exchanges, from Sun Company, Inc., or from any other bona fide offeror of such Sun Common Stock, at the lowest price obtainable at the time. Effective March 1, 1995, no contributions are invested directly in the ESOP Fund; prior to such date only company contributions were invested directly in the ESOP Fund.

       Each of the above funds may invest in short-term investments for purposes of administering the funds, including satisfying the transfer and withdrawal requests of participants.

       Investment of Employers' Contributions:
       --------------------------------------

       Effective March 1, 1995, all employer contributions are invested in Funds A, B, C and D in the same proportion as the participant's contributions are invested. Prior to this date, all employer contributions were invested in the ESOP Fund.

       Earnings from dividends and interest on Funds A, B, C and D are retained by the trustees and reinvested in the same fund. A participant who has funds in the ESOP Fund may elect to receive a payment equal to the dividends due on certain Sun Common Stock attributable to his account in the ESOP Fund (dividend equivalents) if they exceed $10. Dividend equivalents on Sun Common Stock transferred to the participant's account from the PAYSOP are distributed to participants in the sole discretion of the Plan Administrator. Dividends on Sun Common Stock in the ESOP Fund for which a participant has not elected to receive an equivalent distribution, or which are not eligible for payment, are credited to his account in the ESOP Fund and are reinvested in Sun Common Stock by the Common Stock Trustee.

       Rollovers, Withdrawals and Transfers:
       ------------------------------------

       Certain employees of Sun may roll over the taxable portion of a distribution from a tax-qualified plan of a previous employer into the Plan, provided certain conditions imposed by the Plan

                               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                NOTES TO FINANCIAL STATEMENTS (Continued)

1.     GENERAL DESCRIPTION (Continued)
       ------------------------------

       Administrator are met. In this regard, in conjunction with Sun's August 1994 acquisition of the Chevron U.S.A. (Chevron) Girard Point refinery and related assets, certain Chevron employees became eligible to participate in the Plan and elected to roll over the taxable portion of their distributions from Chevron's tax-qualified plan into the Plan. This transfer is reflected by fund as a separate line item in the statement of changes in net assets available for plan benefits for the year ended December 31, 1994.

       Employees who terminate employment and elect to defer the distribution of their Plan account may also directly roll over the taxable portion of distributions from other Sun tax-qualified plans into the Plan.

       Upon retirement or other termination of employment, the balances credited to a participant's account will be held in the Plan until the participant reaches age 70 1/2, unless the participant elects an earlier distribution. Alternatively, a participant who terminates service may request that the account balance be transferred directly to an individual retirement account or annuity or a defined contribution plan maintained by his or her successor employer.

       Retirees or terminated vested persons, regardless of age, may elect to take periodic distributions either through withdrawals every six months in varying amounts or in substantially equal payments every six months over the participant's remaining life expectancy.

       A participant, during employment, may withdraw up to 100% of Matching Employer Contributions, including any earnings thereon, and his ESOP sub-account under the ESOP Fund, if any, provided that such contributions have been in the Plan for two years. In addition, a participant may withdraw up to 100% of Additional Post-Tax
       Contributions including any earnings thereon. Withdrawals are permitted once every six months.

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

       The Plan Administrator has the authority, in his sole discretion, to direct the Trustee to lend a participant an amount not exceeding certain specified portions of the participant's account balance in the Plan. The Plan Administrator is permitting no loans to any Plan participants at this time, except for loans that were outstanding from participants of Chevron's tax-qualified plan and which have been transferred into the Plan. Such loans and related activity are reflected in the Loan Fund in the accompanying financial statements. As loans receivable are repaid, amounts are transferred into Funds A, B, C and D in the same proportion as the participant's current contributions.

       A participant may transfer investments among Funds A, B, C, D and the ESOP Fund, subject generally to the following rules. A participant may elect to change the investment allocation percentage for Funds A, B, C, D or the ESOP Fund or to transfer a specified dollar amount for Funds A, B and C or share equivalents for Fund D and the ESOP Fund. Effective March 1, 1995, transfers or changes in fund allocation percentages may be made monthly; prior to that date, they were permitted once every three months. A participant may not transfer the PAYSOP sub-account (if any) under the ESOP Fund to any of the other funds; however, a portion of the PAYSOP sub-account may be converted for participants who have attained age 55 and have 10 or more years of participation in the Plan. A participant may transfer the ESOP sub-account (if any) under the ESOP Fund to any of the other funds. If the Plan incurs a loan for the purchase of a significant amount of Sun Common Stock and shares are allocated to a participant's account as the loan is repaid, these allocated shares will be available for transfer to any of Funds A, B, C or D, except to the extent that the Plan Administrator utilizes these shares to satisfy Sun's obligation with respect to any Matching Employer Contributions.

       Should total withdrawals or transfers from a fund during a month cause the trustee to liquidate securities, resulting in a gain or loss to the fund, such gain or loss will be allocated, pro rata, among the participants who made such withdrawals or transfers during that month. Withdrawals and transfers of Sun Common Stock are subject to a maximum 500,000 shares per month limitation except that there is no limit in the number of shares which may be withdrawn from the Plan.

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

                                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                 NOTES TO FINANCIAL STATEMENTS (Continued)

1.     GENERAL DESCRIPTION (Continued)
       ------------------------------

       Fund D and the ESOP Fund Voting and Tender Offer Rights:
       -------------------------------------------------------

       Participants have voting rights for the Sun Common Stock held by the Common Stock Trustee which has been credited to the participants' accounts. Such common stock credited to participants' accounts for which no voting instructions are received will be voted by the Common Stock Trustee in the same proportion as common stock for which instructions have been received.

       Notwithstanding any other provisions of the Plan, in the event any person (other than Sun Company, Inc. or any of its affiliates) makes a public offering for any Sun Common Stock, each participant may instruct the Common Stock Trustee to tender all, but not less than all of the Sun Common Stock credited to the participant's account in Fund D or the ESOP Fund. Any Sun Common Stock held by the Common Stock Trustee in Fund D or the ESOP Fund which has been credited to a participant's account and for which it receives no instructions will not be tendered.

       If the Plan incurs a loan to purchase a significant amount of Sun Common Stock, shares which have not been allocated to participants' accounts and which remain in the suspense account will be voted by the Common Stock Trustee in accordance with voting instructions given by the participants. Each participant will be entitled to instruct the Common Stock Trustee with respect to a pro rata portion of the shares held in the suspense account, determined according to the ratio which the allocated shares in the participant's account bears to the total of all allocated shares in all participants' accounts. If a participant fails to exercise these voting rights, the Common Stock Trustee will vote such shares in the same proportion as the Common Stock Trustee is required to vote shares for which instructions have been received. In the event of a public offering for shares by any person (other than Sun Company, Inc. or any of its affiliates), each participant will be entitled to give instructions to the Common Stock Trustee with respect to such pro rata portion of the unallocated shares in the suspense account. Any unallocated securities held by the Common Stock Trustee as to which it receives no instructions will not be tendered.

       While it is Sun's view that such voting and tender instructions given to the Common Stock Trustee with respect to shares held in the suspense account, and voting and tender requirements with respect to allocated shares for which no participant directions are given, are consistent with ERISA, the U.S. Department of Labor (DOL) in the past has taken a different position under certain circumstances with respect to plans of other companies. If the DOL's position prevails, the Common Stock Trustee may be required to make some of the decisions on voting and tender in its sole discretion. In this regard, the Tax Reform Act of 1986 (Tax Reform Act) lends support to Sun's position with respect to these Plan provisions.

                                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                 NOTES TO FINANCIAL STATEMENTS (Continued)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       Investments:
       -----------

       The valuation of the Plan's interests in collective trust funds or its relative interest in such funds held by the Master Trust is based on the closing market price on the last business day of the year of the assets held in the funds; the Plan's relative interest in such funds is determined by the Trustee on a unit-method basis. The Plan's relative interest in investments in both standard and synthetic investment contracts with insurance companies or other financial institutions held by the Master Trust are stated at contract value (which equals original cost plus interest accrued less any withdrawals). The Master Trust's management believes that the contract value of all of its investment contracts approximates fair value. However, since there is no significant secondary market for these investments, contract value may not be indicative of amounts that could be realized in a current market exchange. The valuation of Sun Common Stock is based on the closing market price on the last business day of the Plan year. Purchases and sales of securities are reflected on a trade-date basis. Dividend income is reported on the ex-dividend date; interest income is recorded as earned on an accrual basis. In the statements of changes in net assets available for plan benefits, the net appreciation (depreciation) in the fair value of investments consists of the realized gains or losses and the unrealized appreciation (depreciation) on Plan investments.

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

3.     SUPPLEMENTAL INFORMATION
       ------------------------

       The net asset value per unit and the number of units in the Plan at December 31, 1994 and 1993, respectively, are as follows:

                    At December 31, 1994    At December 31, 1993
                   ---------------------   ---------------------
                   Net Asset    Number     Net Asset    Number
                     Value        of         Value        of
                   Per Unit     Units      Per Unit     Units
                   --------    --------    --------   ----------

        Fund A      $4.750    10,090,481     $4.692    9,549,376
        Fund B      $3.198    15,809,403     $3.269   15,725,353
        Fund C      $3.220    71,763,979     $3.012   69,871,918
        Fund D      $ .773    36,368,952     $ .793   25,936,270
        ESOP Fund   $1.692    68,473,889     $1.726   62,943,085

       Net asset value per unit is computed by dividing the value of all members' accounts by the units outstanding.

       The increase (decrease) in value of participation in the Sun Company, Inc. Defined Contribution Master Trust by fund for the years ended December 31, 1994 and 1993 was composed of the following:

                                                 1994                                   1993
                          --------------------------------------------------         -----------
                             Fund A             Fund B             Fund C              Fund C
                          ------------       ------------        -----------         -----------

       Interest income      $       --        $        --        $14,840,199         $14,383,993
       Income from
         collective
         trust funds         1,330,750          2,575,174            716,479           1,326,050
       Net depreciation
         in fair value
         of investments       (689,698)        (3,550,020)          (573,223)            (59,030)
                            ----------         ----------        -----------         -----------

                            $  641,052        $  (974,846)       $14,983,455         $15,651,013
                            ==========        ===========        ===========         ===========

                                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                 NOTES TO FINANCIAL STATEMENTS (Continued)


3.     SUPPLEMENTAL INFORMATION (Continued)
       ------------------------------------

       During the years ended December 31, 1994 and 1993, the Plan's other investments appreciated (depreciated) in value as follows:


       NET APPRECIATION
       (DEPRECIATION) IN FAIR VALUE                                    1994                1993
       ----------------------------------                           -----------        ------------
       Investments At Fair Value As
       Determined By Quoted Market Price
       ---------------------------------
       Sun Common Stock (Fund D and ESOP Fund)                      $(2,649,868)        $ 6,455,505
                                                                    -----------         -----------

       Investments At Estimated Fair Value
       -----------------------------------
       Equities fund (Fund A)*                                               --           2,743,311
       Diversified investments fund (Fund B)*                                --           3,407,138
                                                                    -----------         -----------
                                                                             --           6,150,449
                                                                    -----------         -----------
                                                                    $(2,649,868)        $12,605,954
                                                                    ===========         ===========

       --------------------
       *During the year ended December 31, 1994, the Equities Fund and the
        Diversified Investments Fund are invested in corresponding funds in the Master Trust (Note 1).  Accordingly, net depreciation in fair value of Funds A and B for the year ended December 31, 1994 is included as part of the increase (decrease) in value of participation in the Master Trust set forth above.


4.     TAX STATUS
       ----------

       By letter dated June 22, 1989, the IRS ruled that the amendments to conform various sections of the Plan to the Code were made in accordance with the Code and the Plan continues to be qualified as a tax-exempt plan with an underlying trust under Sections 401(a), 401(k) and 501(a) of the Code and as an employee stock ownership plan under
       Section 4975 (e)(7) of the Code. The Plan has been amended since receiving the June 22, 1989 IRS letter; The Plan Administrator and the Plan's tax counsel believe that the amended Plan complies with both the design and operational requirements of the Code. An application for IRS approval of the Plan, as amended and restated to comply with all applicable laws to date, was filed on December 31, 1994.

                                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                 NOTES TO FINANCIAL STATEMENTS (Continued)


5.     RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500
       ---------------------------------------------------

       The following is a reconciliation of net assets available for plan benefits per the financial statements to the Internal Revenue Service
       Form 5500 at December 31, 1994 and 1993:
                                                                        1994                 1993

                                                                    ------------         ------------
       Net assets available for plan
         benefits per the financial
         statements                                                 $474,105,963         $435,873,291

       Less: Benefit payments requested
         by participants which have not
         yet been paid at December 31                                 (1,645,109)          (1,501,813)
                                                                    ------------         ------------
       Net assets available for plan
         benefits per the Form 5500                                 $472,460,854         $434,371,478
                                                                    ============         ============


       The following is a reconciliation of benefits paid to participants per the financial statements to the Internal Revenue Service Form 5500 for the years ended December 31, 1994 and 1993:

                                                                        1994                 1993
                                                                     -----------         ------------
       Benefits paid to participants per
         the financial statements                                    $24,760,951          $24,849,302

       Add: Benefit payments requested by
         participants which have not yet
         been paid at December 31                                      1,645,109            1,501,813

       Less: Benefit payments requested by
         participants at December 31, 1993
         which were paid during 1994                                  (1,501,813)                  --
                                                                     -----------          -----------
       Benefits paid to participants per
         the Form 5500                                               $24,904,247          $26,351,115
                                                                     ===========          ===========

       Withdrawals requested by participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.


                                SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                 NOTES TO FINANCIAL STATEMENTS (Continued)



6.     SUN COMPANY, INC. TENDER OFFER
       ------------------------------

       On June 13, 1995, Sun Company, Inc. announced an extensive operational and financial restructuring of the Company, including a reduction in the annual dividend rate on Sun Common Stock from $1.80 to $1.00 per share, an offer to exchange up to 25,000,000 shares of Sun Common Stock for newly-issued depositary shares representing one-half share of its Series A Cumulative Preference Stock (Exchange Offer) and an offer to repurchase in a "Dutch Auction" up to 6,400,000 shares of Sun Common Stock at cash prices not greater than $33 nor less than $30 (Cash Offer). Sun Common Stock held in the Plan cannot be tendered for the Exchange Offer, as the Plan does not provide for investments in the depositary shares. Sun's Benefit Plans Investment Committee, a Plan fiduciary, will determine whether to tender all or a portion of the Sun Common Stock held by the Plan for the Cash Offer on behalf of Plan participants, taking into consideration what is in the best financial interest of participants. The closing price of Sun Common Stock on June 13, 1995 was $28.875.

                                                           SUN COMPANY, INC.
                                                       CAPITAL ACCUMULATION PLAN
                                                                PN 002
                                                            E.I. 23-1743282
                                                              SCHEDULE G
                                             PART I - ASSETS HELD FOR INVESTMENT PURPOSES
                                                    FOR IRS FORM 5500 - ITEM 27(a)
                                                         AT DECEMBER 31, 1994


                                                                  Description of Investment
                                                                  -------------------------
                                                               Last
   Identity of issue, borrower, lessor                       Maturity        Rate of                 Cost               Current
   or similar party                                            Date         Interest                 Value               Value
   -----------------------------------                       --------       --------                 -----              -------
  LOANS RECEIVABLE FROM PARTICIPANTS                         8/31/99         4% - 8.25%         $    561,794          $    561,794
                                                                                                ------------          ------------
  VALUE OF INTEREST IN COLLECTIVE TRUST FUNDS
  -------------------------------------------
  Mellon Bank
       EB Temporary Investment Fund                              -                 -                 583,673               583,673
       EB Deposited at Interest                                  -                 -                 676,000               676,000
                                                                                                ------------          ------------
                                                                                                   1,259,673             1,259,673
                                                                                                ------------          ------------
  VALUE OF INTEREST IN MASTER TRUST
  --------------------------------
  Sun Company, Inc. Defined Contribution Master Trust
       Fund A                                                    -                 -              34,899,429            47,861,671
       Fund B                                                    -                 -              47,529,897            50,868,387
       Fund C                                                    -                 -             230,898,671           230,497,112
                                                                                                ------------          ------------
                                                                                                 313,327,997           329,227,170
                                                                                                ------------          ------------
  EMPLOYER RELATED INVESTMENT
  ---------------------------
  Sun Company, Inc. Common Stock, 4,983,113 shares               -                 -             141,243,396           143,264,493
                                                                                                ------------          ------------
                                                                                                $456,392,860          $474,313,130
                                                                                                ============          ============
/TABLE

                                                              SUN COMPANY, INC.
                                                          CAPITAL ACCUMULATION PLAN

                                                                   PN 002
                                                               E.I. 23-1743282

                                                                 SCHEDULE G
                                                PART V - SCHEDULE OF REPORTABLE TRANSACTIONS
                                                       FOR IRS FORM 5500 - ITEM 27(d)

                                                    FOR THE YEAR ENDED DECEMBER 31, 1994


                                                                   Dispositions                                Acquisitions
                                        -------------------------------------------------------------------------------------------
                                            Original
                                            Cost of           Selling     Transaction        Gain or     Purchase    Transaction
    Description                              Asset             Price*        Costs           (Loss)       Price*        Costs
    -----------                           ------------      -----------   -----------       ---------  ------------  -----------

    VALUE OF INTEREST IN COLLECTIVE TRUST FUNDS
    -------------------------------------------

**  Mellon Bank EB Temporary
      Investment Fund                      $31,309,179     $31,309,179      $   --          $   --      $29,871,232     $   --

**  Mellon Bank EB Deposited
      at Interest                          $10,884,000     $10,884,000      $   --          $   --      $11,560,000     $   --

    EMPLOYER RELATED INVESTMENT
    ---------------------------

**  Sun Company, Inc. Common Stock         $1,806,206      $1,942,132       $3,626          $132,300    $20,699,781     $31,745




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