Form 10-Q
period 1995-06-30
SUN CO INC
filed 1995-08-10
CIK 95304

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number 1-6841

                              SUN COMPANY, INC.
        ------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                         23-1743282
---------------------------------------------   -------------------
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

                               NOT APPLICABLE
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X         NO
     ------           ------

At June 30, 1995, 107,113,493 shares of common stock were outstanding.

                              SUN COMPANY, INC.
                              -----------------

                                    INDEX



                                                              Page No.
                                                              --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Income
           for the Six Months Ended June 30, 1995
           and 1994                                              3

           Condensed Consolidated Statements of Income
           for the Three Months Ended June 30, 1995
           and 1994                                              4

           Condensed Consolidated Balance Sheets at
           June 30, 1995 and December 31, 1994                   5

           Condensed Consolidated Statements of Cash
           Flows for the Six Months Ended June 30,
           1995 and 1994                                         6

           Notes to Condensed Consolidated Financial
           Statements                                            7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                           14

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                    24

  Item 4.  Submission of Matters to a Vote of Security
           Holders                                              25

  Item 6.  Exhibits and Reports on Form 8-K                     26



SIGNATURE                                                       27

                                   PART I
                            FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------
                                                          For the Six Months
                                                             Ended June 30
                                                        --------------------
                                                           1995       1994
                                                         ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $961 in 1995 and $1,016 in 1994)       $5,234     $4,274
Gain on divestments (Note 2)                                244         29
Interest income                                               5          7
Income (loss) from investments in operations
  held for sale (Note 3)                                      6         (6)
Other income                                                 14         16
                                                         ------     ------
                                                          5,503      4,320
                                                         ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses              3,562      2,607
Selling, general and administrative expenses                344        331
Taxes, other than income taxes                            1,028      1,081
Depreciation, depletion and amortization                    183        178
Provision for write-down of assets and other
  matters (Note 4)                                          138          -
Exploratory costs and leasehold impairment                   15         11
Minority interest                                            19         13
Interest cost and debt expense                               62         41
Interest capitalized                                         (4)        (5)
                                                         ------     ------
                                                          5,347      4,257
                                                         ------     ------
Income before provision for income taxes
  and cumulative effect of change in
  accounting principle                                      156         63
Provision for income taxes                                   54         17
                                                         ------     ------
Income before cumulative effect of change
  in accounting principle                                   102         46
Cumulative effect of change in accounting
  principle (Note 5)                                         --         (7)
                                                         ------     ------
NET INCOME                                               $  102     $   39
                                                         ======     ======
Earnings per share of common stock:*
  Income before cumulative effect of change in
    accounting principle                                 $  .95      $ .43
  Cumulative effect of change in accounting principle        --       (.07)
                                                          -----      -----
  Net income                                              $ .95      $ .36
                                                          =====      =====

Cash dividends paid per share of common stock              $.90       $.90
                                                           ====       ====
----------------
*Based on the weighted average number of shares outstanding (in thousands) of 107,101 in 1995 and 107,119 in 1994.

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------
                                                        For the Three Months
                                                            Ended June 30
                                                        --------------------
                                                           1995       1994
                                                         ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $476 in 1995 and $545 in 1994)         $2,656     $2,218
Gain on divestments (Note 2)                                244         23
Interest income                                               3          4
Income (loss) from investments in operations
  held for sale (Note 3)                                      5         (2)
Other income                                                  7         10
                                                         ------     ------
                                                          2,915      2,253
                                                         ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses              1,810      1,380
Selling, general and administrative expenses                166        165
Taxes, other than income taxes                              508        576
Depreciation, depletion and amortization                     86         88
Provision for write-down of assets and other
  matters (Note 4)                                          138         --
Exploratory costs and leasehold impairment                    5          5
Minority interest                                             9          7
Interest cost and debt expense                               31         21
Interest capitalized                                         (2)        (3)
                                                         ------     ------
                                                          2,751      2,239
                                                         ------     ------
Income before provision for income taxes                    164         14
Provision for income taxes                                   55          2
                                                         ------     ------
NET INCOME                                               $  109     $   12
                                                         ======     ======
Net income per share of common stock*                     $1.02       $.11
                                                          =====       ====

Cash dividends paid per share of common stock              $.45       $.45
                                                           ====       ====
----------------
*Based on the weighted average number of shares outstanding (in thousands) of 107,150 in 1995 and 107,148 in 1994.

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries
                                                         At          At
                                                      June 30    December 31
                                                        1995        1994
(Millions of Dollars)                                    (UNAUDITED)
--------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents, at cost which
  approximates market                                 $  125       $  117
Accounts and notes receivable, net of allowances         613          655
Inventories:
  Crude oil                                              176          193
  Refined products                                       319          335
  Materials, supplies and other                           64           85
Deferred income taxes                                    112          123
                                                      ------       ------
Total Current Assets                                   1,409        1,508

Investment in Coal Operations Held for Sale (Note 3)      --           51
Investment in Real Estate Operations Held
  for Sale (Note 3)                                      128          123
Receivable from Sale of Suncor Stock (Note 2)            125           --
Other Long-Term Receivables and Investments               96          143
Properties, Plants and Equipment                       6,656        8,430
Less Accumulated Depreciation, Depletion
  and Amortization                                     3,410        4,082
                                                      ------       ------
Properties, Plants and Equipment, net                  3,246        4,348

Deferred Charges and Other Assets                        273          292
                                                      ------       ------
Total Assets                                          $5,277       $6,465
                                                      ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $  664       $  776
Accrued liabilities                                      562          540
Short-term borrowings                                     37          221
Current portion of long-term debt                         49           99
Taxes payable                                            206          279
                                                      ------       ------
Total Current Liabilities                              1,518        1,915

Long-Term Debt                                           888        1,073
Retirement Benefit Liabilities                           510          515
Deferred Income Taxes                                     97          301
Other Deferred Credits and Liabilities                   320          429
Commitments and Contingent Liabilities (Note 6)
Minority Interest (Note 2)                                --          369
Stockholders' Equity (Note 7)                          1,944        1,863
                                                      ------       ------
Total Liabilities and Stockholders' Equity            $5,277       $6,465
                                                      ======       ======

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
-------------------------------------------------------------------------
                                                         For the Six Months
                                                            Ended June 30
                                                         ------------------
                                                           1995       1994
                                                          -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 102      $  39
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Cumulative effect of change in accounting
      principle                                              --          7
    Provision for write-down of assets and other
      matters                                               138         --
    Gain on divestments                                    (244)       (29)
    Depreciation, depletion and amortization                183        178
    Dry hole costs and leasehold impairment                   7          6
    Deferred income taxes                                    16          4
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                         (95)       (21)
      Inventories                                           (64)       (23)
      Accounts payable and accrued liabilities              (29)       (46)
      Taxes payable                                         (19)        (1)
    Other                                                    10         16
                                                          -----      -----
Net cash provided by operating activities                     5        130
                                                          -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (322)      (243)
  Cash provided by coal operations held for
    sale (Note 3)                                             1          2
  Cash used by real estate operations held for sale          (5)       (11)
  Proceeds from sale of Suncor stock                        635         --
  Proceeds from other divestments                            40         42
  Other                                                       9         (1)
                                                          -----      -----
Net cash provided by (used in) investing activities         358       (211)
                                                          -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term
    borrowings                                             (184)        86
  Proceeds from issuance of long-term debt                   15        194
  Repayments of long-term debt                              (95)      (112)
  Cash dividend payments                                    (96)       (96)
  Other                                                       5          5
                                                          -----      -----
Net cash provided by (used in) financing activities        (355)        77
                                                          -----      -----
Net increase (decrease) in cash and cash equivalents          8         (4)
Cash and cash equivalents at beginning of period            117        118
                                                          -----      -----
Cash and cash equivalents at end of period                $ 125      $ 114
                                                          =====      =====
                          (See Accompanying Notes)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------


1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the cumulative effect of change in accounting principle (Note 5). Results for the three and six months ended June 30, 1995 are not necessarily indicative of results for the full year 1995.

2.   Gain on Divestments.

       Sale of Suncor Common Stock

     On June 8, 1995, Sun completed the sale of its remaining 55 percent interest in Suncor Inc., the Company's Canadian integrated oil company, to a group of Canadian underwriters who subsequently sold the shares publicly in Canada, and by way of private placement in the United States. Under terms of the underwriting agreement, Sun was to receive gross proceeds of approximately C$1,167 million (US$855 million), payable in three equal installments. In a separate transaction, Sun subsequently sold all but one-half of the third installment receivable. As a result, Sun will ultimately receive cash proceeds of US$770 million, after commissions, discount and U.S. dollar exchange, of which US$635 million were received in June 1995, with the remainder expected to be received in June 1996.

     In connection with this sale, Sun recognized a $242 million gain, which increased results of operations by $157 million after tax, or $1.47 per share of common stock during the second quarter of 1995. Results of operations attributable to Sun's 55-percent interest in Suncor totalled $23 million during the first half of 1995 prior to the sale.

       Sale of Colombian Oil Field

     In June 1994, Sun sold its remaining interest in an oil field located in Colombia. In connection with this sale, Sun recognized a $20 million gain, which increased net income by $13 million, or $.12 per share of common stock during the second quarter of 1994.

3.   Investments in Operations Held for Sale.

     Sun has been pursuing disposition programs for its coal (including cokemaking) and real estate operations since January 1993 and October 1991, respectively. These businesses have been accounted for as investments held for sale. As a result, pretax income (loss) from Sun's coal and real estate operations has been included as a single amount in income from continuing operations and the net assets and liabilities relating to these operations have been segregated on the condensed consolidated balance sheets to separately identify them as operations held for sale. The following table sets forth the pretax and after-tax income (loss) from the coal and real estate operations for the six months ended June 30, 1995 and 1994 (in millions of dollars):

                                    1995                1994
                               ---------------     ---------------
                                         After                After
                               Pretax     Tax      Pretax     Tax
                               ------    -----     ------    -----
     Coal operations             $ 7      $12       $(10)       $2
     Real estate
       operations                 (1)      --          4         2
                                 ---      ---       ----        --
                                 $ 6      $12       $ (6)       $4
                                 ===      ===       ====        ==

     As part of a series of recently implemented operational changes, effective June 30, 1995, the coal business is now one of the Company's eight ongoing business units and is no longer held for sale. Accordingly, the condensed consolidated balance sheet of Sun as of June 30, 1995 contains the accounts of its coal operations on a fully consolidated basis. The condensed consolidated statements of income and cash flows for the six months ended June 30, 1995 and all prior period consolidated financial statements of Sun have not been restated to give effect to this change because the impact of such restatement would not be material. There has been no change in Sun's disposition plans for its real estate operations. Accordingly, these operations continue to be accounted for as an investment held for sale.

     The net assets and liabilities relating to real estate operations are as follows (in millions of dollars):

                                                    June 30      December 31
                                                      1995           1994
                                                    -------      -----------

     Inventories                                     $ 133          $ 144
     Properties, plants and equipment                  191            198
     Other assets                                       23             21
     Recourse debt                                    (192)          (204)
     Other liabilities                                 (27)           (36)
                                                     -----          -----
     Investment in real estate operations
       held for sale                                 $ 128          $ 123
                                                     =====          =====

     As part of a restructuring of Radnor's recourse debt obligations during 1992, the Company, through its wholly owned subsidiary, The Claymont Investment Company, has provided Radnor with a $100 million credit facility. As of June 30, 1995, $12 million was borrowed against this facility. Amounts borrowed by Radnor under this facility are not collateralized by any of its assets.

     Radnor's recourse debt obligations require that its stockholder's equity, which totalled $107 million at June 30, 1995, equal at least $100 million. If Radnor's stockholder's equity declines below this amount, the Company has the option to make a capital contribution to Radnor to avoid default by Radnor on these obligations or to advance the remaining amount available under the $100 million credit facility.

4.   Write-down of Assets and Other Matters.

     During the second quarter of 1995, Sun recorded a write-down to net realizable value of certain assets in the refining and marketing and coal businesses and established accruals for employee terminations and related costs. The following is a summary of the provision for write-down of assets and other matters in the condensed consolidated statements of income for the three and six months ended June 30, 1995 (in millions of dollars except per share amounts):

                             Provision for Write-Down         After-Tax
                            of Assets and Other Matters      Losses Per
                            ---------------------------       Share of
                                Pretax     After Tax        Common Stock
                                ------     ---------        ------------

     Refining and marketing
       assets                   $ 43          $28                $.26
     Coal assets                  45           29                 .27
     Employee terminations
       and related costs          50           33                 .31
                                ----          ---                ----
                                $138          $90                $.84
                                ====          ===                ====

     The $50 million accrual for employee terminations and related costs includes $38 million attributable to termination benefits and $12 million related to future rental payments for vacated office space. The termination benefits are for approximately 600 employees to be involuntarily terminated, of which 50 were terminated during the first six months of 1995. The Company expects that, overall, approximately 800 positions, primarily staff and support personnel, will be eliminated. The 800 position reduction is comprised of the 600 employees identified above and approximately 200 other positions, including employees who have voluntarily terminated employment without benefits and independent contractors. As of June 30, 1995, the amount of actual termination benefits paid and charged against the accrual totalled approximately $1 million.

5.   Change in Accounting Principle.

     Effective January 1, 1994, Sun adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). It required companies to recognize the obligation to provide benefits to their former or inactive employees after employment but before retirement. The cumulative effect of this accounting change for years prior to 1994 decreased net income for the six months ended June 30, 1994 by $7 million (after related income tax benefit of $4 million), or $.07 per share of common stock. Excluding the cumulative effect, this change did not have a significant impact on Sun's net income for the six months ended June 30, 1994.

6.   Commitments and Contingent Liabilities.

     In 1992, a wholly owned subsidiary of the Company became a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $225 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. The construction of the facility, which has a designed capacity of 12,600 barrels daily of MTBE, is essentially completed. As part of the financing of this project, BEF had borrowed $176 million, the total amount available under a construction loan facility, of which the Company guarantees one-third or $59 million. The construction loan was convertible into a five-year nonrecourse term loan with a first priority lien on all project assets if the plant was able to produce at its designed capacity for a continuous 45-day period prior to May 31, 1995 and if certain other conditions were met. The plant was unable to meet all of these conversion conditions by May 31, 1995; however, BEF has obtained a waiver from the lenders which precludes them from calling the loan prior to August 31, 1995 while discussions on restructuring the loan continue. The Company expects that the plant will be able to meet the conversion conditions during the second half of 1995 and that the construction loan will be converted into the five-year nonrecourse term loan as described above.

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

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at various sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 1995, Sun had been named as a PRP at 50 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be material. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

     Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are based on currently available facts, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. Sun's international production operations are subject to less demanding environmental regulatory requirements than its U.S. operations and these less stringent requirements are considered in determining the accruals for these operations. Sun's accruals reflect the Company's philosophy of aggressively managing remediation costs to ensure the most cost-effective method of protecting the health, safety and environment of affected communities. Sun's accrued liability for environmental remediation, which totalled $218 million at June 30, 1995 and $246 million at December 31, 1994, was classified in the condensed consolidated balance sheets as follows (in millions of dollars):
                                             At                 At
                                          June 30           December 31
                                            1995               1994
                                          -------           -----------
     Accrued liabilities                   $ 72                $ 55
     Other deferred credits and
       liabilities                          146                 191
                                           ----                ----
                                           $218                $246*
                                           ====                ====
     ----------
     *Included $10 million attributable to Suncor which was divested on June 8, 1995.

     Sun also accrues estimated dismantlement, restoration, reclamation and abandonment costs at its international oil and gas production operations through a charge against income primarily on a units of production basis. The accrued liability for these activities was classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                At              At
                                             June 30        December 31
                                               1995            1994
                                             -------        -----------
     Properties, plants and equipment, net      $52            $ 45
     Other deferred credits and
       liabilities                               --              81*
                                                ---            ----
                                                $52            $126
                                                ===            ====
     ----------
     *Relates to Sun's recently divested oil sands mining and oil and gas exploration and production operations in Canada.

     Sun estimates that the total cost for reclamation at its international oil and gas production operations will be approximately $145 million.

     Pretax charges against income for environmental remediation and reclamation totalled $15 and $6 million for the six months ended June 30, 1995 and 1994, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $9 million at June 30, 1995 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

     Sun is currently involved in litigation with a private party to determine responsibility for remediation at a formerly owned refinery in Oklahoma. Management believes that Sun is fully indemnified for this potential liability.

     Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and be funded from Sun's net cash flow from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flow for any one quarter or year, management believes that any liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at June 30, 1995. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flow or liquidity.

7.   Stockholders' Equity.
                                                     At           At
                                                  June 30     December 31
                                                    1995         1994
                                                  -------     -----------
                                               (Millions of Dollars)

     Common stock, par value $1 per share         $  130        $  130
     Capital in excess of par value                1,315         1,309
     Cumulative foreign currency translation
       adjustment                                     --           (89)
     Earnings employed in the business             1,520         1,534
                                                  ------        ------
                                                   2,965         2,884
     Less common stock held in treasury,
       at cost                                     1,021         1,021
                                                  ------        ------
     Total                                        $1,944        $1,863
                                                  ======        ======

8.   Supplemental Cash Flow Information.

     On June 8, 1995, Sun completed the sale of its remaining 55 percent interest in Suncor (Note 2). The following is a summary of the effects of this transaction on Sun's consolidated financial position (in millions of dollars):

     (Increase) decrease in:
       Accounts and notes receivable                    $  165
       Inventories                                         123
       Receivable from sale of Suncor stock               (125)
       Properties, plants and equipment, net             1,328
       Other noncurrent assets                              41

     Increase (decrease) in:
       Accounts payable and accrued liabilities           (230)
       Current portion of long-term debt                    (4)
       Taxes payable                                       (47)
       Long-term debt                                     (160)
       Retirement benefit liabilities                      (45)
       Deferred income taxes                              (146)
       Other deferred credits and liabilities             (109)
       Minority interest                                  (392)
       Cumulative foreign currency translation
         adjustment                                         79
       Earnings employed in the business                   157
                                                        ------
     Net increase in cash and cash equivalents          $  635
                                                        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     RESULTS OF OPERATIONS - SIX MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                         Six Months Ended
                                              June 30
                                        -----------------
                                        1995       1994      Variance
                                        ----       ----      --------
                                             (Millions of Dollars)

Fuels:
  Wholesale fuels                       $(64)      $(33)       $(31)
  Branded marketing                        8         13          (5)
Lubricants:
  Lubes                                   31         31          --
  Related fuels                          (40)       (15)        (25)
Chemicals                                 49         (1)         50
Logistics                                 26         23           3
International production                  32         22          10
Coal                                      12          2          10
Canada (Suncor):
  Exploration and production              --          3          (3)
  Oil sands                               26          9          17
  Refining and marketing                   2          4          (2)
  Corporate expenses                      (4)        (2)         (2)
  Net financing expenses                  (1)        (2)          1
                                        ----       ----        ----
    Total Canada (Suncor)                 23         12          11
Corporate:
  Corporate expenses                     (10)        (9)         (1)
  Net financing expenses                 (32)       (14)        (18)
Real estate operations held for sale      --          2          (2)
                                        ----       ----        ----
                                          35         33           2

Gain on sale of Suncor stock             157         --         157
Gain on divestment of exploration
  and production properties               --         13         (13)
Provision for write-down of
  assets and other matters               (90)        --         (90)
Cumulative effect of change in
  accounting principle*                   --         (7)          7
                                        ----       ----        ----
Consolidated net income                 $102       $ 39        $ 63
                                        ====       ====        ====
----------------
*Consists of the impact of the cumulative effect of a change in the method of accounting for postemployment benefits.

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the six-month period ended June 30, 1995, Sun earned $102 million, or $.95 per share of common stock, compared with earnings of $39 million, or $.36 per share of common stock, for the first half of 1994. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $35 million during the first six months of 1995 compared to $33 million during the first six months of 1994.

Fuels -- Sun's domestic Fuels businesses, comprised primarily of the manufacturing of fuels at Sun's Marcus Hook, PA, Philadelphia, PA and Toledo, OH refineries and the sale of fuels from these refineries, had losses of $56 million in the first six months of 1995 compared to losses of $20 million in the first six months of 1994. The decline in results was primarily in Sun's Wholesale Fuels operations where losses increased to $64 million in the first half of 1995 from $33 million in the first six months of 1994. Income from Branded Marketing operations decreased to $8 million in the first half of 1995 from $13 million in the year-ago half.

Wholesale Fuels results for the first six months of 1995 included $10 million of after-tax income from operations at Sun's Girard Point facility acquired from Chevron on August 4, 1994. (See also "Chemicals" below). Excluding activity from the Girard Point facility, Wholesale Fuels results declined $41 million due primarily to lower average wholesale fuels product margins ($44 million), particularly for distillates, and lower sales volumes ($9 million), partially offset by lower refinery operating expenses ($13 million). The decline in distillate margins was largely attributable to the unusually mild winter.

In Branded Marketing, the $5 million decline in earnings was caused primarily by lower retail distillate and lubricants sales volumes and margins and higher depreciation expense. Income from Sun's branded gasoline operations was essentially flat compared to the year ago first half as higher average margins were offset by 5 percent lower sales volumes. The decrease in retail gasoline volumes was due largely to the elimination of some marginal distributor and retail accounts as Sun continues to consolidate into a single Sunoco brand service station network.

Lubricants -- Results from Sun's Lubricants business, comprised of the manufacturing, packaging and marketing of lubricant products produced at Sun's Tulsa and Puerto Rico refineries, as well as the related manufacturing and wholesale marketing of fuels produced at these facilities, decreased $25 million compared with the first six months of 1994. Income from sales of lubricant products was $31 million in both six month periods, as higher average margins both for base oil and specialty lubricant products were offset by 7 percent lower sales volumes. The decline in sales volumes was due largely to a scheduled second quarter maintenance turnaround at the Tulsa refinery. Losses from Related Fuels operations totalled $40 million during the first half of 1995, representing a $25 million decline in results from 1994 first half losses of $15 million. The decline was primarily due to lower margins on wholesale fuels products ($21 million), principally distillates produced at these refineries.

Chemicals -- Income from Sun's domestic Chemicals business was $49 million in the first six months of 1995, compared with a loss of $1 million in the prior year period. This improvement was due to higher margins ($32 million) and sales volumes ($4 million) resulting from stronger petrochemicals demand and prices. The addition of aromatics production from the Girard Point facility also contributed $14 million to the improved earnings.

Logistics -- Logistics (pipeline transportation and petroleum terminalling operations) income was $26 million, an increase of $3 million versus the year-ago period. Higher throughput on Sun's eastern products system, resulting primarily from Sun's acquisition of the Girard Point facility, and income from Sun's new inter-refinery pipeline connecting the Philadelphia and Marcus Hook refineries were largely responsible for the increase in earnings. The inter-refinery pipeline commenced operations in April 1995.

International Production -- International Production earnings were $32 million in the 1995 first half versus $22 million in the first half of 1994. The $10 million increase was due largely to 18 percent higher crude oil prices ($8 million), a $4 million after-tax gain from the settlement of litigation surrounding previously expropriated assets and $6 million of after-tax income attributable to crude oil production from the Ninian/Columba fields in the U.K. North Sea, which were acquired in the third quarter of 1994. Partially offsetting these positive factors were lower crude oil and natural gas volumes in Sun's other North Sea producing properties.

Coal -- Coal operations earned $12 million during the first half of 1995, an increase of $10 million from the year-ago period. The improved results were primarily due to higher prices and margins for coal and coke and improved mining operations.

Canada (Suncor) -- Suncor's results for the first six months of 1995 exclude a $157 million after-tax gain on the June 8 sale of Sun's remaining 55-percent interest in Suncor, which is reported separately in the Earnings Profile of Sun Businesses. Income from Suncor increased $11 million primarily due to higher income at the oil sands operation ($17 million) resulting from higher synthetic crude oil prices and lower operating and administrative expenses. Partially offsetting this increase was lower earnings from Canadian exploration and production ($3 million) resulting from lower natural gas prices.

Corporate -- Net financing expenses were up $18 million versus the year-ago half due to higher average borrowings resulting in part from the high level of 1994 growth capital expenditures. Net financing expenses should be lower in the second half of 1995, as a significant portion of the proceeds received from the sale of Suncor stock are being used to reduce debt. (See
Note 2 to the condensed consolidated financial statements.)

Real Estate Operations Held for Sale -- Real estate operations held for sale broke even in the first six months of 1995 versus income of $2 million in the first six months of 1994. The decline was primarily due to the absence of income associated with three office projects located in Pennsylvania that were divested in June 1994. For a further discussion of

Sun's real estate operations held for sale, see Note 3 to the condensed consolidated financial statements.

Special Items -- For a discussion of the special items shown separately in the Earnings Profile of Sun Businesses, see Notes 2, 4 and 5 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
---------------------------------------------

Sales and other operating revenue increased $960 million, or 22 percent, principally due to higher domestic refined product sales volumes ($575 million) and prices ($357 million) and higher revenues from resales of purchased oil and refined products ($79 million), partially offset by a decrease in consumer excise taxes ($55 million). The $215 million increase in gain on divestments is primarily due to the $242 million gain resulting from the sale of Sun's remaining interest in Suncor recognized in the second quarter of 1995, partially offset by the absence of a $20 million gain on the sale of Sun's remaining interest in a Colombian oil field recognized during the second quarter of 1994. Cost of products sold and operating expenses increased $955 million, or 37 percent, primarily due to higher domestic crude oil and refined product acquisition costs ($857 million), higher resales of purchased oil and refined products ($77 million) and an increase in refinery expenses ($49 million). The higher sales volumes, product acquisition costs and refinery expenses are largely attributable to the Girard Point facility acquired on August 4, 1994. Selling, general and administrative expenses increased $13 million, or 4 percent, primarily due to higher expenses in Sun's domestic refining and marketing operations. Taxes, other than income taxes decreased $53 million, or 5 percent, due to lower consumer excise taxes ($55 million). Depreciation, depletion and amortization increased $5 million, or 3 percent, primarily as a result of an increased depreciable asset base resulting from the high level of 1994 capital spending. For a discussion of the provision for write-down of assets and other matters recorded in the second quarter of 1995, see Note 4 to the condensed consolidated financial statements. The $6 million increase in minority interest is due to increased earnings at Suncor, the Company's recently divested Canadian subsidiary. Interest cost and debt expense increased $21 million, or 51 percent, due to higher average corporate borrowings. For a discussion of the income from operations held for sale and the cumulative effect of change in accounting principle, see Notes 3 and 5, respectively, to the condensed consolidated financial statements.

                    RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                       Three Months Ended
                                             June 30
                                       ------------------
                                        1995       1994      Variance
                                        ----       ----      --------
                                             (Millions of Dollars)

Fuels:
  Wholesale fuels                       $ (6)      $(22)       $ 16
  Branded marketing                        1          5          (4)
Lubricants:
  Lubes                                   17         17          --
  Related fuels                          (18)       (19)          1
Chemicals                                 24          2          22
Logistics                                 13         12           1
International production                  13          8           5
Coal                                       8          2           6
Canada (Suncor):
  Exploration and production              --          2          (2)
  Oil sands                               12          7           5
  Refining and marketing                   1         (1)          2
  Corporate expenses                      (1)        (1)         --
  Net financing expenses                  --         (1)          1
                                        ----       ----        ----
    Total Canada (Suncor)                 12          6           6
Corporate:
  Corporate expenses                      (5)        (4)         (1)
  Net financing expenses                 (17)        (8)         (9)
Real estate operations held for sale      --         --          --
                                        ----       ----        ----
                                          42         (1)         43

Gain on sale of Suncor stock             157         --         157
Gain on divestment of exploration
  and production properties               --         13         (13)
Provision for write-down of
  assets and other matters               (90)        --         (90)
                                        ----       ----        ----
Consolidated net income                 $109       $ 12        $ 97
                                        ====       ====        ====

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the three-month period ended June 30, 1995, Sun earned $109 million, or $1.02 per share of common stock, compared with earnings of $12 million, or $.11 per share of common stock, for the second quarter of 1994. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $42 million during the second quarter of 1995 compared to a loss of $1 million during the second quarter of 1994.

Fuels -- Sun's domestic Fuels businesses had losses of $5 million in the second quarter of 1995 compared to losses of $17 million in the second quarter of 1994. The improvement was primarily in Sun's Wholesale Fuels operations where losses decreased to $6 million in the second quarter of 1995 from $22 million in the second quarter of 1994. Income from Branded Marketing operations decreased to $1 million in the second quarter of 1995 from $5 million in the year-ago quarter.

Wholesale Fuels results for the current quarter included $7 million of after-tax income from operations at Sun's Girard Point facility. (See also "Chemicals" below). Excluding activity from the Girard Point facility, Wholesale Fuels results improved $9 million due primarily to higher average margins for wholesale gasoline and asphalt and lower refinery fuel costs, partially offset by continued low distillate margins for most of the quarter.

In Branded Marketing, the $4 million decline in earnings was caused primarily by higher expenses, including increased depreciation expense due to expenditures associated with the Company's service station modernization and conversion program. Higher gasoline margins were largely offset by a 5 percent decline in retail gasoline sales volumes resulting principally from the elimination of some marginal distributor and retail accounts.

Lubricants -- Results from Sun's Lubricants business increased $1 million compared with the 1994 second quarter. Income from sales of lubricant products was $17 million in both second quarter periods, as higher average margins for both base oil and specialty lube oil products ($5 million) were offset by 8 percent lower sales volumes ($4 million). The decline in sales volumes was due largely to the scheduled second quarter maintenance turnaround at the Tulsa refinery. Losses from Related Fuels operations totalled $18 million during the second quarter of 1995, representing a $1 million improvement from the 1994 second quarter loss of $19 million. Improved margins for wholesale gasoline and residual fuels and lower expenses were largely offset by continued lower distillate margins throughout most of the quarter.

Chemicals -- Income from Sun's domestic Chemicals business was $24 million in the 1995 second quarter, compared with income of $2 million in the prior year period. This improvement was due to higher margins ($18 million) resulting from continued strong petrochemicals markets across most products, particularly propylene. The addition of aromatics production from the Girard Point facility ($6 million) and cyclohexane production from a new plant at the Marcus Hook refinery also contributed to the improved earnings.

Logistics -- Logistics income was $13 million, an increase of $1 million versus the year-ago quarter. Higher tariff revenues and income from Sun's new inter-refinery pipeline were largely responsible for the increase in earnings.

International Production -- International Production earnings were $13 million in the 1995 second quarter versus $8 million in the second quarter of 1994. The $5 million increase was due largely to 17 percent higher crude oil prices ($4 million), an after-tax foreign exchange gain of $1 million in the current quarter versus an after-tax loss of $2 million in the second quarter of 1994 and $3 million of after-tax income attributable to crude oil production from the Ninian/Columba fields in the U.K. North Sea. Partially offsetting these positive factors were lower crude oil and natural gas volumes in Sun's other North Sea producing properties.

Coal -- Sun's coal operations earned $8 million during the second quarter of 1995, an increase of $6 million from the year-ago period. The improved results were primarily due to higher prices and margins for coal and coke and improved mining operations.

Canada (Suncor) -- Income from Suncor increased $6 million compared to the second quarter of 1994 primarily due to higher income at the oil sands operation which benefitted from higher synthetic crude oil production volumes and prices.

Corporate -- Net financing expenses were up $9 million versus the year-ago quarter due to higher average borrowings resulting in part from the high level of 1994 growth capital expenditures.

Real Estate Operations Held for Sale -- Real estate operations held for sale broke even in both second quarter periods. For a discussion of Sun's real estate operations held for sale, see Note 3 to the condensed consolidated financial statements.

Special Items -- For a discussion of the special items shown separately in the Earnings Profile of Sun Businesses, see Notes 2 and 4 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
---------------------------------------------

Sales and other operating revenue increased $438 million, or 20 percent, principally due to higher domestic refined product sales volumes ($264 million) and prices ($232 million) and higher revenues from resales of purchased oil and refined products ($51 million), partially offset by a decrease in consumer excise taxes ($69 million). The $221 million increase in gain on divestments is primarily due to the $242 million gain resulting from the sale of Sun's remaining interest in Suncor recognized in the second quarter of 1995, partially offset by the absence of the $20 million gain on the sale of Sun's remaining interest in a Colombian oil field recognized in the second quarter of 1994. Cost of products sold and operating expenses increased $430 million, or 31 percent, primarily due to higher domestic crude oil and refined product acquisition costs ($378 million), higher resales of purchased oil and refined products ($51 million) and an increase in refinery expenses ($35 million). The higher sales volumes, product acquisition costs and refinery expenses are largely attributable to the Girard Point facility acquired on August 4, 1994. Taxes, other than income taxes decreased $68 million, or 12 percent, due to higher consumer excise taxes ($69 million). Depreciation, depletion and amortization decreased $2 million, or 2 percent, primarily as a result of lower depreciation at Suncor ($8 million) resulting from its divestment on June 8, 1995, partially offset by an increased depreciable asset base in the Company's refining and marketing businesses resulting from the high level of 1994 capital spending. For a discussion of the provision for write-down of assets and other matters recorded in the second quarter of 1995, see Note 4 to the condensed consolidated financial statements. The $2 million increase in minority interest is due to increased earnings at Suncor prior to its divestment. Interest cost and debt expense increased $10 million, or 48 percent, due to higher average corporate borrowings.
For a discussion of the income from operations held for sale, see Note 3 to the condensed consolidated financial statements.



                             FINANCIAL CONDITION

Cash and Working Capital
------------------------

At June 30, 1995, Sun had cash and cash equivalents of $125 million compared to $117 million at December 31, 1994, and had a working capital deficit of $109 million compared to a working capital deficit of $407 million at December 31, 1994. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting to a significant portion of the inventories reflected in the condensed consolidated balance sheet. The current replacement cost of all such inventories exceeds the carrying value at June 30, 1995 by $514 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for its ongoing operations.

Cash Generation and Financial Capacity
--------------------------------------

In the first six months of 1995, Sun's net cash provided by operating activities ("cash generation") was $5 million compared to $130 million in the first half of 1994. The $125 decline in cash generation is largely due to an increase in working capital uses pertaining to operating activities ($116 million).

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

The following table sets forth Sun's total borrowings at:

                                          June 30          December 31
                                            1995               1994
                                          --------         -----------
                                              (Millions of Dollars)
Short-term borrowings
   Commercial paper                          $ 22             $  216
   Non-committed money market
     facilities                                15                  5
                                             ----             ------
                                               37                221
Current portion of long-term debt              49                 99
Long-term debt                                888              1,073
                                             ----             ------
Total borrowings                             $974             $1,393
                                             ====             ======

As of June 30, 1995, Sun's long-term debt to long-term capitalization ratio was 31.4 percent. Management believes there is sufficient borrowing capacity available to provide for cash requirements.

Impairment of Long-Lived Assets
-------------------------------

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

Recent Developments
-------------------

   Financial and Operational Restructuring
   ---------------------------------------

On June 13, 1995, the Company announced the details of an extensive operational and financial restructuring which include the following major elements:

   - cost reductions of $110 million a year, principally by a reduction of 800 primarily staff and support positions (see Note 4 to the condensed consolidated financial statements);

   - the restructuring of Sun Company into eight "separate and discrete, but not autonomous, business units" plus a holding company and a service organization;

<PAGE 23

   - the sale of Suncor for net cash proceeds of $770 million, of which $635 million was received in June 1995, with the remainder expected to be received in June 1996 (see Note 2 to the condensed consolidated financial statements);

   - the reduction of Sun's debt by more than $500 million through the use of a significant portion of the Suncor proceeds to repay debt and the elimination of approximately $165 million of debt as part of the Suncor sale;

   - the reduction of Sun's quarterly common stock dividend from $.45 per share ($1.80 per year) to $.25 per share ($1.00 per year);

   - a cash tender offer for up to 6.4 million shares of Sun common stock via a "Dutch auction". Approximately 18.17 percent, or 6.4 million shares, of the shares validly tendered in the cash offer at the $30.00 per share cash purchase price were acquired on substantially a pro rata basis on August 9 for $192 million;

   - an offer to shareholders to exchange up to 25 million shares of Sun common stock tax free for an equal number of "depositary shares" that will be entitled to an annual dividend of $1.80 per share. Each depositary share represents one-half of the Company's newly issued Series A Cumulative Preference Stock. The value of each depositary share is capped for a three-year period at $40 per share plus any remaining "excess" dividend, and is subject to redemption for common stock. Approximately 75.23 percent, or 25 million shares, of the shares validly tendered in the exchange offer were accepted for exchange on a pro rata basis on August 9.

Sun also announced on June 13, 1995 that the Company's Board of Directors has authorized a program to purchase up to $100 million of common stock in the open market from time to time depending on prevailing market conditions and opportunities.

   Transfer of Interest in Cokemaking Operations
   ---------------------------------------------

On July 14, 1995, Sun transferred to a third party an interest in its cokemaking operations in exchange for $95 million in cash. The third party's interest entitles it to a preferential return from the cash flows of the cokemaking operation until certain cumulative return targets have been met. No gain or loss will be recognized by Sun as a result of this transaction which is not expected to have a significant impact on Sun's future results of operations or cash generation.

                                   PART II
                              OTHER INFORMATION


Item 1.   Legal Proceedings

     In April 1995, Tosco Corporation ("Tosco") filed an action in the United States District Court for the Western District of Oklahoma, seeking a declaration of its rights and obligations under a November 1, 1980 agreement with Sun Company, Inc. (R&M) ("Sun R&M") for the sale to Tosco of Sun R&M's formerly-owned Duncan, OK refinery. On June 19, 1995, Sun R&M answered the complaint by raising a number of affirmative defenses and making counterclaims, including a citizen suit under RCRA. Tosco filed its first amended complaint on July 19, 1995, and added claims under CERCLA, RCRA and the Oil Pollution Act of 1990 in addition to its request for declaratory relief. (See Note 6 to the condensed consolidated financial statements.)

     On December 27, 1995, Region II of the United States Environmental Protection Agency (the "EPA") filed an Administrative Complaint against Sun Company, Inc. (R&M), alleging certain violations of SARA
     Section 313 annual reporting requirements in connection with Form "R" filings during the years 1989 through 1992. A settlement in principle has been reached with the EPA whereby Sun R&M expects to pay civil fines amounting to more than $100,000; however, the negotiated Consent Order has not yet been signed by the government.

     Sun paid $200,000 in civil fines and agreed to undertake certain corrective and preventive maintenance actions pursuant to a Consent Order entered on May 2, 1995 by the Court of Common Pleas of Lucas County Ohio. This agreement between Sun and the State of Ohio, regarding excessive emissions at Sun's Toledo, OH refinery, stems from a lawsuit filed April 18, 1995, by the environmental enforcement section of the Ohio Attorney General's office, citing violations during the period from June 19, 1988 through October 12, 1993.

     Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings, including those discussed above, would not be material in relation to the consolidated financial position of Sun at June 30, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company's shareholders was held on May 4, 1995. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations. At this meeting, the shareholders were requested (1) to act upon the appointment of independent accountants, (2) to act upon certain proposed amendments to both the Company's Articles of Incorporation and its Bylaws to permit any record holder of at least ten percent (10%) of the outstanding shares of the Company's Voting Stock to call a special meeting of the shareholders and (3) to elect a Board of Directors. The following action was taken by the Company's shareholders with respect to each of the above items:

     1. Concerning the motion to appoint Coopers & Lybrand as the Company's independent accountants, there was a total of 90,968,713 votes cast, with an aggregate of 90,017,387 votes cast in favor of such appointment, 951,326 against and 448,613 withheld (abstentions). There were no broker non-votes.

     2. Concerning the proposal to amend both the Company's Articles of Incorporation and its Bylaws, there was a total of 80,818,033 votes cast, with an aggregate of 74,964,532 votes cast in favor of such proposed amendments, 5,853,501 against and 1,161,155 withheld (abstentions). There were 9,438,138 broker non-votes.

     3. Concerning the election of a Board of Directors of the Company, there was a total of 91,416,474 votes cast. Each of the following individuals continued his or her term of office as a director of the Company and was re-elected to the Board of Directors. The tabulation below sets forth the number of votes cast for, against or withheld (abstentions) for each director. There were no broker non-votes.

                                                               Number
                                 Number        Number        "WITHHELD"
          NAME                   "FOR"        "AGAINST"    (ABSTENTIONS)
          ----                   ------       ---------    -------------

          R. H. Campbell       90,068,669     1,347,694         963
          R. E. Cartledge      90,203,867     1,212,607         852
          R. E. Cawthorn       90,228,498     1,187,976         852
          M. J. Evans          90,115,151     1,301,313         862
          T. P. Gerrity        90,216,102     1,200,320         904
          J. G. Kaiser         90,170,133     1,245,369       1,824
          R. D. Kennedy        90,194,354     1,222,120         852
          T. W. Langfitt       89,863,029     1,552,926       1,371
          R. A. Pew            90,081,012     1,335,045       1,269
          A. E. Piscopo        89,915,362     1,500,695       1,269
          W. F. Pounds         90,157,064     1,259,358         904
          A. B. Trowbridge     90,098,360     1,318,114         852

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

      3.(i) - Articles of Incorporation of Sun Company, Inc., as amended June 13, 1995.

      4     -  Statement of Designation relating to the Series A Cumulative
               Preference Stock (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 13,
               1995).

     10.1 - Termination Agreement and General Release and Waiver between Harwood S. Roe, Jr. and Sun Company, Inc.

     10.2 - Sun Company, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective May 5, 1994.

     11     -  Statements re Sun Company, Inc. and Subsidiaries Computation
               of Per Share Earnings for the Six-Month and Three-Month
               Periods Ended June 30, 1995 and 1994.

     12     -  Statement re Sun Company, Inc. and Subsidiaries Computation
               of Ratio of Earnings to Fixed Charges for the Six-Month
               Period Ended June 30, 1995.

     27     -  Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

     A report on Form 8-K dated June 13, 1995 was filed to disclose under
     Item 2 -- "Acquisition or Disposition of Assets" and Item 7 -- "Financial Statements and Exhibits," the disposition of the Company's remaining 55-percent interest in Suncor Inc., Sun's Canadian integrated oil company and to disclose under Item 5 -- "Other Events," the Company's press release dated June 13, 1995 announcing the details of an extensive operational and financial restructuring.



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




     SUN COMPANY, INC.



BY   s/ THOMAS W. HOFMANN
     --------------------
     Thomas W. Hofmann
     Comptroller
     (Principal Accounting Officer)

DATE August 10, 1995