Form 10-Q
period 1995-09-30
SUN CO INC
filed 1995-11-07
CIK 95304

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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

At September 30, 1995, 12,500,000 shares of preference stock and 75,038,428 shares of common stock were outstanding.

                              SUN COMPANY, INC.
                              -----------------

                                    INDEX



                                                              Page No.
                                                              --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Income
           for the Nine Months Ended September 30, 1995
           and 1994                                              3

           Condensed Consolidated Statements of Income
           for the Three Months Ended September 30, 1995
           and 1994                                              4

           Condensed Consolidated Balance Sheets at
           September 30, 1995 and December 31, 1994              5

           Condensed Consolidated Statements of Cash
           Flows for the Nine Months Ended September 30,
           1995 and 1994                                         6

           Notes to Condensed Consolidated Financial
           Statements                                            7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                           16

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                    26

  Item 2.  Changes in Securities                                26

  Item 6.  Exhibits and Reports on Form 8-K                     26



SIGNATURE                                                       28

                                   PART I
                            FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------
                                                         For the Nine Months
                                                         Ended September 30
                                                         -------------------
                                                           1995       1994
                                                         ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $1,360 in 1995 and $1,570 in 1994)     $7,632     $6,973
Gain on divestments (Note 2)                                246         49
Interest income                                              10         11
Other income                                                 30         13
                                                         ------     ------
                                                          7,918      7,046
                                                         ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses              5,191      4,334
Selling, general and administrative expenses                486        512
Taxes, other than income taxes                            1,460      1,673
Depreciation, depletion and amortization                    260        267
Provision for write-down of assets and other
  matters (Note 4)                                          138         39
Exploratory costs and leasehold impairment                   15         16
Minority interest                                            19         24
Interest cost and debt expense                               87         66
Interest capitalized                                         (4)        (8)
                                                         ------     ------
                                                          7,652      6,923
                                                         ------     ------
Income before provision for income taxes
  and cumulative effect of change in
  accounting principle                                      266        123
Provision for income taxes                                   86         29
                                                         ------     ------
Income before cumulative effect of change
  in accounting principle                                   180         94
Cumulative effect of change in accounting
  principle (Note 5)                                         --         (7)
                                                         ------     ------
NET INCOME                                               $  180     $   87
                                                         ======     ======
Net income per share of common stock (Note 6):
  Primary                                                 $1.74       $.81
  Fully diluted                                           $1.71       $.81

Cash dividends paid per share:
  Preference stock                                         $.90        $--
  Common stock                                            $1.15      $1.35

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------
                                                        For the Three Months
                                                         Ended September 30
                                                        --------------------
                                                           1995       1994
                                                         ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $399 in 1995 and $554 in 1994)         $2,398     $2,699
Gain on divestments (Note 2)                                  2         20
Interest income                                               5          4
Other income                                                 10          3
                                                         ------     ------
                                                          2,415      2,726
                                                         ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses              1,629      1,727
Selling, general and administrative expenses                142        181
Taxes, other than income taxes                              432        592
Depreciation, depletion and amortization                     77         89
Provision for write-down of assets and other
  matters (Note 4)                                           --         39
Exploratory costs and leasehold impairment                   --          5
Minority interest                                            --         11
Interest cost and debt expense                               25         25
Interest capitalized                                         --         (3)
                                                         ------     ------
                                                          2,305      2,666
                                                         ------     ------
Income before provision for income taxes                    110         60
Provision for income taxes                                   32         12
                                                         ------     ------
NET INCOME                                               $   78     $   48
                                                         ======     ======
Net income per share of common stock (Note 6):
  Primary                                                  $.87       $.45
  Fully diluted                                            $.76       $.45

Cash dividends paid per share:
  Preference stock                                         $.90       $ --
  Common stock                                             $.25       $.45


                          (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries
                                                      At             At
                                                 September 30    December 31
                                                     1995           1994
(Millions of Dollars)                                  (UNAUDITED)
--------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents, at cost which
  approximates market                                 $   18       $  117
Accounts and notes receivable, net of allowances         624          655
Inventories:
  Crude oil                                              165          193
  Refined products                                       329          335
  Materials, supplies and other                           68           85
Deferred income taxes                                    112          123
                                                      ------       ------
Total Current Assets                                   1,316        1,508

Investment in real estate operations held
  for sale (Note 3)                                      124          123
Receivable from sale of Suncor stock (Note 2)            127           --
Other long-term receivables and investments              103          143
Properties, plants and equipment                       6,721        8,430
Less accumulated depreciation, depletion
  and amortization                                     3,476        4,082
                                                      ------       ------
Properties, plants and equipment, net                  3,245        4,348

Deferred charges and other assets                        276          343
                                                      ------       ------
Total Assets                                          $5,191       $6,465
                                                      ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $  683       $  776
Accrued liabilities                                      543          540
Short-term borrowings                                     28          221
Current portion of long-term debt                         18           99
Taxes payable                                            210          279
                                                      ------       ------
Total Current Liabilities                              1,482        1,915

Long-term debt                                           888        1,073
Retirement benefit liabilities                           506          515
Deferred income taxes                                    117          301
Other deferred credits and liabilities                   400          429
Commitments and contingent liabilities (Note 7)
Minority interest (Note 2)                                --          369
Stockholders' equity (Note 8)                          1,798        1,863
                                                      ------       ------
Total Liabilities and Stockholders' Equity            $5,191       $6,465
                                                      ======       ======

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
-------------------------------------------------------------------------
                                                         For the Nine Months
                                                         Ended September 30
                                                         ------------------
                                                           1995       1994
                                                          -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 180      $  87
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Cumulative effect of change in accounting
      principle                                              --          7
    Provision for write-down of assets and other
      matters                                               138         39
    Gain on divestments                                    (246)       (49)
    Depreciation, depletion and amortization                260        267
    Dry hole costs and leasehold impairment                   7         10
    Deferred income taxes                                    37        (14)
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                        (105)      (150)
      Inventories                                           (66)      (206)
      Accounts payable and accrued liabilities              (18)        52
      Taxes payable                                         (15)        16
    Other                                                     3         26
                                                          -----      -----
Net cash provided by operating activities                   175         85
                                                          -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (404)      (518)
  Acquisition of Girard Point refinery and
   related assets (Note 9)                                   --       (151)
  Cash provided by (used in) real estate
   operations held for sale                                  (1)         7
  Proceeds from sale of Suncor stock (Note 9)               635         --
  Proceeds from other divestments                            50         65
  Other                                                      (9)        22
                                                          -----      -----
Net cash provided by (used in) investing activities         271       (575)
                                                          -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments of) short-term
    borrowings                                             (193)       320
  Proceeds from issuance of long-term debt                   15        444
  Repayments of long-term debt                             (127)      (112)
  Cash dividend payments on preference stock                (11)        --
  Cash dividend payments on common stock                   (115)      (144)
  Purchases of common stock for treasury (Note 8)          (210)        --
  Other                                                      96          6
                                                          -----      -----
Net cash provided by (used in) financing activities        (545)       514
                                                          -----      -----
Net increase (decrease) in cash and cash equivalents        (99)        24
Cash and cash equivalents at beginning of period            117        118
                                                          -----      -----
Cash and cash equivalents at end of period                $  18      $ 142
                                                          =====      =====
                          (See Accompanying Notes)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------

1.   General

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and do not include all disclosures normally required by generally accepted accounting principles or those normally made in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the gains on divestments (Note 2), the provisions for write-down of assets and other matters (Note 4) and the cumulative effect of change in accounting principle (Note 5). Results for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the full year 1995.

2.   Gain on Divestments

       Sale of Suncor Common Stock

     On June 8, 1995, Sun completed the sale of its remaining 55 percent interest in Suncor Inc., the Company's Canadian integrated oil company, to a group of Canadian underwriters who subsequently sold the shares publicly in Canada and, by way of private placement, in the United States. Under terms of the underwriting agreement, Sun was to receive gross proceeds of approximately C$1,167 million (US$855 million), payable in three equal installments. In a separate transaction, Sun subsequently sold all but one-half of the third installment receivable. As a result, Sun will ultimately receive cash proceeds of US$770 million, after commissions and discount, of which US$635 million were received in June 1995. The remainder, which is due in December 1996, is expected to be monetized in June 1996.

     In connection with this sale, Sun recognized a $242 million gain, which increased net income by $157 million during the second quarter of 1995. Results of operations attributable to Sun's 55-percent interest in Suncor totalled $23 million during 1995 prior to the sale.

       Sale of Block 16/12a

     During the third quarter of 1994, Sun completed the disposition of its remaining interest in Block 16/12a located in the U.K. North Sea, which increased net income by $15 million.

       Sale of Colombian Oil Field

     In June 1994, Sun sold its remaining interest in an oil field located in Colombia. In connection with this sale, Sun recognized a $20 million gain, which increased net income by $13 million during the second quarter of 1994.

3.   Investments in Operations Held for Sale

       Real Estate Operations

     Sun has been pursuing the disposition of its real estate business since October 1991. This business has been accounted for as an investment held for sale. As a result, pretax income (loss) from real estate operations, which amounted to $(1) million and $2 million during the nine months ended September 30, 1995 and 1994, respectively, has been included as a single amount in other income in the condensed consolidated statements of income. Likewise, the assets and liabilities relating to real estate operations have been segregated in the condensed consolidated balance sheets to separately identify them as operations held for sale. Such amounts are detailed as follows (in millions of dollars):

                                                  September 30   December 31
                                                      1995           1994
                                                  ------------   -----------

     Inventories                                     $ 127          $ 144
     Properties, plants and equipment                  192            198
     Other assets                                       24             21
     Debt                                             (189)          (204)
     Other liabilities                                 (30)           (36)
                                                     -----          -----
     Investment in real estate operations
       held for sale                                 $ 124          $ 123
                                                     =====          =====

     The Company, through a wholly owned subsidiary, has provided Radnor with a $100 million credit facility. As of September 30, 1995, $8 million was borrowed against this facility. Amounts borrowed by Radnor under this facility are not collateralized by any of its assets.

     Radnor's debt obligations require that its stockholder's equity, which totalled $108 million at September 30, 1995, equal at least $100 million. If Radnor's stockholder's equity declines below this amount, the Company has the option to make a capital contribution to Radnor to avoid a default by Radnor or to advance the remaining amount available under the $100 million credit facility.

       Coal Operations

     Prior to June 30, 1995, the coal business was also accounted for as an investment held for sale. However, as part of a series of recently implemented operational changes, effective June 30, 1995, the coal business is now one of the Company's eight ongoing business units and is no longer held for sale. Accordingly, the condensed consolidated balance sheet of Sun as of September 30, 1995 contains the accounts of its coal operations on a fully consolidated basis. The condensed consolidated statements of income and cash flows for 1995 reflect coal operations on a fully consolidated basis for the three months ended September 30, 1995 and as an operation held for sale for the first half of 1995. Prior period consolidated financial statements of Sun have not been restated to give effect to this change in presentation because the impact of such a restatement would not be material.

4.   Write-down of Assets and Other Matters

     During the second quarter of 1995, Sun recorded a write-down to net realizable value of certain assets in the refining and marketing and coal businesses and established accruals for employee terminations and related costs. The following is a summary of these provisions, which are included in the condensed consolidated statement of income for the nine months ended September 30, 1995 (in millions of dollars):

                                    Provision for Write-Down
                                   of Assets and Other Matters
                                   ---------------------------
                                     Pretax       After Tax
                                     ------       ---------

     Refining and marketing
       assets                          $ 43            $28
     Coal assets                         45             29
     Employee terminations
       and related costs                 50             33
                                       ----            ---
                                       $138            $90
                                       ====            ===

     The $50 million accrual for employee terminations and related costs includes $38 million attributable to termination benefits and $12 million related to future rental payments for vacated office space. The termination benefits are for 600 employees to be involuntarily terminated, of which approximately 350 were terminated during the first nine months of 1995. The Company expects that, overall, approximately 800 positions, primarily staff and support personnel, will be eliminated. The 800 position reduction is comprised of the 600 employees identified above and approximately 200 other positions, including employees who have voluntarily terminated employment without benefits and independent contractors. As of September 30, 1995, the amount of actual termination benefits paid and charged against the accrual totalled approximately $7 million. Termination benefits are generally paid as wage continuation over a period of time.

     During the third quarter of 1994, Sun recorded a $39 million pretax provision ($22 million after tax) primarily attributable to a write-down to estimated net realizable value of certain of its coal operations.

5.   Change in Accounting Principle

     Effective January 1, 1994, Sun adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). It required companies to recognize the obligation to provide benefits to their former or inactive employees after employment but before retirement. The cumulative effect of this accounting change for years prior to 1994 decreased net income for the nine months ended September 30, 1994 by $7 million (after related income tax benefit of $4 million), or $.07 per share of common stock. Other than the cumulative effect, this change did not have a significant impact on Sun's net income for the nine months ended September 30, 1994.

6.   Earnings Per Share

     The following table sets forth the computation of earnings per share for the three-month and nine-month periods ending September 30, 1995 and 1994 (dollars in millions except per share amounts, shares in thousands):

                                             Nine Months       Three Months
                                                Ended              Ended
                                            September 30       September 30
                                           --------------     --------------
                                          1995       1994     1995      1994
                                          ----       ----     ----      ----
     Net income attributable
       to common stockholders:
         Primary (after deduction
           of dividends on preference
           stock (Note 8))                $169        $87      $67       $48
                                          ====        ===      ===       ===

         Fully diluted                    $180        $87      $78       $48
                                          ====        ===      ===       ===

     Weighted average number of
       shares outstanding:
         Primary                        96,999    107,066   77,121   106,958
         Fully diluted (assumes
           redemption of preference
           shares for common stock)    105,424    107,080  102,121   106,993

     Earnings per common share:
       Primary:
         Income before cumulative
           effect of change in
           accounting principle          $1.74      $ .88     $.87      $.45
         Cumulative effect of
           change in accounting
           principle                        --       (.07)      --        --
                                         -----      -----     ----      ----
         Net Income                      $1.74      $ .81     $.87      $.45
                                         =====      =====     ====      ====
       Fully diluted:
         Income before cumulative
           effect of change in
           accounting principle          $1.71      $ .88     $.76      $.45
         Cumulative effect of
           change in accounting
           principle                        --       (.07)      --        --
                                         -----      -----     ----      ----
         Net Income                      $1.71      $ .81     $.76      $.45
                                         =====      =====     ====      ====

7.   Commitments and Contingent Liabilities

     In 1992, a wholly owned subsidiary of the Company became a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $225 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. The construction of the facility, which has a designed capacity of 12,600 barrels daily of MTBE, has been completed. As part of the financing of this project, BEF had borrowed $176 million, the total amount available under a construction loan facility, of which the Company guarantees one-third or $59 million. During the third quarter of 1995, the construction loan was restructured into a five-year term loan. As part of the restructuring, the Company guarantee will be eliminated and the term loan will become nonrecourse with a first priority lien on all project assets if certain operating conditions are met by the plant. The Company expects that the plant will be able to meet these conditions during the fourth quarter of 1995 and that the term loan will become nonrecourse at that time.

     In order to obtain a secure supply of oxygenates for the manufacture of reformulated fuels, Sun has entered into a 10-year off-take agreement with BEF which commenced in 1994. Pursuant to this agreement, Sun will purchase all of the MTBE production from the plant. The minimum per unit price to be paid for the first 12,600 barrels daily of MTBE production while the term loan is outstanding will be equal to BEF's annual raw material and operating costs and debt service payments divided by the plant's annual designed capacity. Notwithstanding this minimum price, in connection with the restructuring, Sun has agreed to pay BEF prices through May 2000 which approximate those included in existing MTBE long-term sales agreements in the marketplace. These prices are expected to exceed the minimum price required by the loan agreement. Sun will negotiate a new pricing arrangement with BEF for the remaining four years the off-take agreement is in effect which will be based upon the market conditions existing at that time.

     Sun is subject to federal, state, local and foreign laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. These laws result in loss contingencies for remediation at Sun's facilities, including refineries, service stations, terminals, pipelines and truck transportation facilities as well as at third-party or formerly owned sites at which contaminants generated by Sun may be located.

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at various sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 1995, Sun had been named as a PRP at 47 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be material. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

     Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are based on currently available facts, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. Sun's accruals reflect the Company's philosophy of aggressively managing remediation costs to ensure the most cost-effective method of compliance with laws protecting the health, safety and environment of affected communities. Sun's accrued liability for environmental remediation at its domestic refining and marketing operations, which totalled $208 million at September 30, 1995 and $236 million at December 31, 1994, was classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                             At                 At
                                        September 30        December 31
                                            1995               1994
                                        ------------        -----------
     Accrued liabilities                    $ 72               $ 55
     Other deferred credits and
       liabilities                           136                181
                                            ----               ----
                                            $208               $236
                                            ====               ====

     Sun also accrues estimated dismantlement, restoration, reclamation and abandonment costs at its international oil and gas production operations through a charge against income primarily on a units of production basis. The accrued liability for these activities, which totalled $55 million at September 30, 1995 and $45 million at December 31, 1994, is included in accumulated depreciation, depletion and amortization in the condensed consolidated balance sheets. Sun estimates that the total cost for reclamation at these operations will be approximately $145 million.

     Pretax charges against income for environmental remediation and reclamation totalled $19 and $15 million for the nine months ended September 30, 1995 and 1994, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $9 million at September 30, 1995 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

     Total future cost for environmental remediation activities will depend upon, among other things, the identification of additional sites, the determination of the extent of contamination of each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the proportion of Sun's liability at multi-party sites, if any, in light of the number, participation levels and financial viability of other parties.

     Sun is currently involved in litigation with a private party to determine responsibility for remediation at a formerly owned refinery in Oklahoma. Management believes that Sun is fully indemnified for this potential liability.

     Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and be funded from Sun's net cash flow from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flow for any one quarter or year, management believes that any liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at September 30, 1995. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flow or liquidity.

8.   Stockholders' Equity

                                                    At            At
                                               September 30   December 31
                                                   1995          1994
                                               ------------   -----------
                                                (Millions of Dollars)

     Series A cumulative preference
      stock, no par value                         $  750        $   --
     Common stock, par value $1 per share            130           130
     Capital in excess of par value                1,311         1,309
     Cumulative foreign currency translation
       adjustment                                     --           (89)
     Earnings employed in the business             1,588         1,534
                                                  ------        ------
                                                   3,779         2,884
     Less common stock held in treasury,
       at cost                                     1,981         1,021
                                                  ------        ------
     Total                                        $1,798        $1,863
                                                  ======        ======

     On June 13, 1995, the Company announced the details of an extensive operational and financial restructuring. As part of this restructuring, the Company reduced the quarterly dividend paid on common stock from $.45 per share ($1.80 per year) to $.25 per share ($1.00 per year). The Company also repurchased 6.4 million shares of Sun common stock on August 9, 1995 through a "Dutch Auction" tender offer for $192 million and approximately 700,000 shares during the third quarter of 1995 on the open market for approximately $18 million. The latter purchases were made under a program authorized by the Company's Board of Directors to purchase up to $100 million of common stock in the open market from time to time depending on prevailing market conditions and opportunities. In addition, on August 3, 1995, the Company exchanged 25 million "depositary shares" in a tax free transaction for an equal number of shares of Sun common stock. Each depositary share represents ownership of one-half share of the Company's newly issued Series A cumulative preference stock.

     Each owner of a depositary share is entitled, proportionately, to all the rights, preferences and privileges of the preference stock represented thereby. Dividends on the preference stock are cumulative and accrue at a rate of $3.60 per annum. The preference stock ranks prior to Sun common stock with respect to dividend rights and rights upon liquidation, dissolution and winding up of the Company. Each share of preference stock has a liquidation preference equal to $60.00, which is twice the fair market value of a depositary share at its date of issuance, plus accrued and unpaid dividends. The holders of preference stock vote together with the holders of common stock as a single class, and are entitled to one full vote for each share of preference stock owned.

     At the option of the Company, the outstanding shares of preference stock are redeemable at any time, in whole or in part, for Sun common stock at a value initially equal to approximately $84.80 per share at June 12, 1995, decreasing ratably to $80.00 per share at June 11, 1998. After June 11, 1998, the Company may elect to redeem each outstanding share of preference stock for two shares of Sun common stock, subject to adjustment in certain events. The redemption value also includes a cash amount equal to all proportionate accrued but
     unpaid dividends.   Sun currently intends to redeem all of the
     outstanding preference stock (and thereby the depositary shares) on June 12, 1998 if not previously redeemed.


9.   Supplemental Cash Flow Information

     On June 8, 1995, Sun completed the sale of its remaining 55 percent interest in Suncor (Note 2) and in the third quarter of 1994, Sun acquired the Girard Point refinery and related inventory. The following is a summary of the effects of these transactions on Sun's consolidated financial position (in millions of dollars):

                                                              Acquisition of
                                                               Girard Point
                                                                 Refinery
                                                   Sale of      and Related
                                                Suncor Stock      Assets
                                                ------------  --------------

     (Increase) decrease in:
       Accounts and notes receivable               $  165         $  --
       Inventories                                    123          (108)
       Receivable from sale of Suncor stock          (125)           --
       Properties, plants and equipment, net        1,328          (136)
       Other noncurrent assets                         41            --

     Increase (decrease) in:
       Accounts payable and accrued liabilities      (230)           10
       Current portion of long-term debt               (4)           --
       Taxes payable                                  (47)           --
       Long-term debt                                (160)           --
       Retirement benefit liabilities                 (45)           22
       Deferred income taxes                         (146)           --
       Other deferred credits and liabilities        (109)           61
       Minority interest                             (392)           --
       Cumulative foreign currency translation
         adjustment                                    79            --
       Earnings employed in the business              157            --
                                                   ------         -----
     Net increase (decrease) in cash and
         cash equivalents                          $  635         $(151)
                                                   ======         =====

10.  Transfer of Interest in Cokemaking Operations

     On July 14, 1995, Sun transferred to a third party an interest in its cokemaking operations in exchange for $95 million in cash. The third party's interest entitles it to a preferential return from the cash flows of the cokemaking operation until certain cumulative return targets have been met. No gain or loss was recognized by Sun as a result of this transaction, which is not expected to have a significant impact on Sun's future results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL AND OPERATIONAL RESTRUCTURING

On June 13, 1995, the Company announced the details of an extensive operational and financial restructuring which include the following major elements:

     -    cost reductions of $110 million a year;

     - the restructuring of Sun Company into eight business units plus a holding company and a service organization;

     - the sale of Suncor for net cash proceeds of $770 million, of which $635 million was received in June 1995, with the remainder to be received in 1996;

     - the reduction of Sun's debt by more than $500 million through the use of a significant portion of the Suncor proceeds to repay debt and the elimination of approximately $165 million of debt as part of the Suncor sale;

     - the reduction of Sun's quarterly common stock dividend from $.45 per share ($1.80 per year) to $.25 per share ($1.00 per year);

     - the repurchase of 6.4 million shares of Sun common stock through a "Dutch Auction" tender offer for $192 million;

     - the exchange of 25 million "depositary shares" in a tax free transaction for an equal number of shares of Sun common stock;

     - the establishment of a program to purchase up to $100 million of Sun common stock in the open market from time to time depending on prevailing market conditions and opportunities. Pursuant to this program, approximately 700,000 common shares were repurchased during the third quarter of 1995 for approximately $18 million.

For a further discussion of the elements of the financial and operational restructuring, see Notes 2 and 8 to the condensed consolidated financial statements.

                     RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                        Nine Months Ended
                                           September 30
                                        -----------------
                                        1995       1994      Variance
                                        ----       ----      --------
                                             (Millions of Dollars)

Fuels:
  Wholesale fuels                       $(52)      $(56)          4
  Branded marketing                       39         38           1
Lubricants:
  Lubes                                   45         50          (5)
  Related fuels                          (51)       (25)        (26)
Chemicals                                 69          9          60
Logistics                                 41         35           6
International production                  40         38           2
Coal                                      19          8          11
Canada (Suncor)*                          23         27          (4)
Corporate:
  Corporate expenses                     (15)       (16)          1
  Net financing expenses                 (45)       (22)        (23)
Real estate operations held for sale      --          2          (2)
                                        ----       ----        ----
                                         113         88          25

Gain on sale of Suncor stock             157         --         157
Gain on divestment of exploration
  and production properties               --         28         (28)
Provision for write-down of
  assets and other matters               (90)       (22)        (68)
Cumulative effect of change in
  accounting principle**                  --         (7)          7
                                        ----       ----        ----
Consolidated net income                 $180       $ 87        $ 93
                                        ====       ====        ====
----------------
 *Reflects income from Suncor Inc. prior to the sale of Sun's remaining
  55-percent interest in this Canadian petroleum company on June 8, 1995. **Consists of the impact of the cumulative effect of a change in the method of accounting for postemployment benefits.

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the nine-month period ended September 30, 1995, Sun earned $180 million compared with earnings of $87 million for the first nine months of 1994. Primary earnings per share were $1.74 in the current nine-month period versus $.81 per share in the first nine months of 1994. On a fully diluted basis, which assumes the redemption for common stock of the Sun preference shares issued during the third quarter of 1995, Sun earned $1.71 per share. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $113 million during the first nine months of 1995 compared to $88 million during the first nine months of 1994.

Fuels -- Sun's Fuels businesses, comprised primarily of the manufacturing of fuels at Sun's Marcus Hook, PA, Philadelphia, PA and Toledo, OH refineries and the sale of fuels from these refineries, had losses of $13 million in the first nine months of 1995 compared to losses of $18 million in the first nine months of 1994. The improvement in results was primarily in Sun's Wholesale Fuels operations where losses decreased to $52 million in the first nine months of 1995 from $56 million in the first nine months of 1994. Income from Branded Marketing operations increased to $39 million in the first nine of 1995 from $38 million in the year-ago period.

Wholesale Fuels results for the first nine months of 1995 and 1994 included $11 and $1 million, respectively, of after-tax income from operations at Sun's Girard Point facility acquired on August 4, 1994. (See also "Chemicals" below). Excluding activity from this facility, Wholesale Fuels results declined $6 million due primarily to lower average wholesale fuels product margins ($7 million) and lower sales volumes ($11 million), partially offset by lower refinery operating expenses ($11 million).

In Branded Marketing, the $1 million increase in earnings compared to the year ago period was due to higher average margins, partially offset by lower sales volumes and higher depreciation expense.

Lubricants -- Results from Sun's Lubricants business, comprised of the manufacturing, packaging and marketing of lubricant products produced at Sun's Tulsa and Puerto Rico refineries, as well as the related manufacturing and wholesale marketing of fuels produced at these facilities, decreased $31 million compared with the first nine months of 1994. Income from sales of lubricant products was $45 million in the first nine months of 1995 versus $50 million in the prior year period. The decline in income was principally due to lower lubricant sales volumes
($13 million) and the impact of this year's hurricane season on Sun's Puerto Rico refining operations ($3 million). These negative factors were partially offset by higher average margins both for base oil and specialty lubricant products ($9 million). Losses from Related Fuels operations totalled $51 million during the first nine months of 1995, representing a $26 million decline in results from 1994 first nine months losses of $25 million. The increase in losses was primarily due to lower margins on wholesale fuels products ($21 million), principally distillates.

Chemicals -- Income from Sun's Chemicals business was $69 million in the first nine months of 1995, compared with income of $9 million in the prior year period. This improvement was due to higher margins ($39 million) and sales volumes ($5 million) resulting from stronger petrochemicals demand and prices and the addition of cyclohexane production from a new plant at the Marcus Hook refinery. Higher aromatics production from the Girard Point facility ($15 million) also contributed to the improvement in earnings.

Logistics -- Logistics (pipeline transportation and petroleum terminalling operations) income was $41 million, an increase of $6 million versus the year-ago period. Higher throughput on Sun's eastern products system, resulting primarily from Sun's acquisition of the Girard Point facility, and income from Sun's new inter-refinery pipeline connecting the Philadelphia and Marcus Hook refineries were largely responsible for the increase in earnings. The inter-refinery pipeline commenced operations in April 1995.

International Production -- International Production earnings were $40 million in the 1995 first nine months versus $38 million in the first nine months of 1994. The $2 million increase was due largely to higher crude oil prices ($7 million) and volumes ($1 million), a gain from the settlement of litigation surrounding previously expropriated assets ($4 million) and a decrease in foreign exchange translation losses ($4 million). Partially offsetting these positive factors were lower natural gas volumes ($6 million), higher operating and administrative expenses ($5 million) and the absence of a $2 million after-tax gain recognized in the third quarter of 1994 on the redetermination of the Pickerill field in the U.K. North Sea. The increase in crude production volumes and operating expenses was attributable to operating activities at the Ninian/Columba fields in the U.K. North Sea, which were acquired in the third quarter of 1994. The decrease in natural gas volumes was due to low nominations by British Gas Corporation during the period.

Coal -- Coal operations earned $19 million during the first nine months of 1995, an increase of $11 million from the year-ago period. The improved results were primarily due to higher margins for coke and improved mining operations.

Canada (Suncor) -- Suncor's results for the first nine months of 1995 exclude a $157 million after-tax gain on the June 8 sale of Sun's remaining 55-percent interest in Suncor, which is reported separately in the Earnings Profile of Sun Businesses. Operating income from Suncor decreased $4 million primarily due to the absence of earnings since June 8.

Corporate -- Net financing expenses (excluding Suncor) were up $23 million versus the year-ago period due principally to higher long-term debt expense ($15 million) associated with the high level of 1994 growth capital expenditures and to lower capitalized interest ($4 million).

Real Estate Operations Held for Sale -- Real estate operations held for sale broke even in the first nine months of 1995 versus income of $2 million in the first nine months of 1994. The decline was primarily due to the absence of income associated with three office projects located in Pennsylvania that were divested in June 1994. For a further discussion of Sun's real estate operations held for sale, see Note 3 to the condensed consolidated financial statements.

Special Items -- For a discussion of the special items shown separately in the Earnings Profile of Sun Businesses, see Notes 2, 4 and 5 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
---------------------------------------------

Sales and other operating revenue increased $659 million, or 9 percent, principally due to higher domestic refined product sales volumes ($693 million) and prices ($401 million), partially offset by lower sales and other operating revenue attributable to Suncor ($396 million, including consumer excise taxes of $173 million) reflecting its divestment on June 8, 1995. The $197 million increase in gain on divestments is primarily due to the $242 million gain resulting from the divestment of Suncor, partially offset by the absence of $40 million of gains recognized during 1994 on the divestment of oil and gas properties located in Colombia and the U.K. North Sea. Other income increased $17 million principally due to higher income from operations held for sale and lower foreign exchange losses. Cost of products sold and operating expenses increased $857 million, or 20 percent, primarily due to higher domestic crude oil and refined product acquisition costs ($907 million) and higher domestic refinery expenses ($64 million), partially offset by lower cost and operating expenses attributable to Suncor ($151 million). The higher domestic sales volumes, product acquisition costs and refinery expenses are largely attributable to the Girard Point facility acquired on August 4, 1994. Selling, general and administrative expenses decreased $26 million, or 5 percent, primarily due to lower expenses as a result of the Suncor divestment. Taxes, other than income taxes decreased $213 million, or 13 percent, due to a decline in consumer excise taxes ($210 million) largely attributable to the Suncor divestment. Depreciation, depletion and amortization decreased $7 million, or 3 percent, primarily as a result of the Suncor divestment ($30 million), partially offset by an increased depreciable asset base in Sun's domestic refining and marketing operations resulting from the high level of 1994 capital spending. For a discussion of the provisions for write-down of assets and other matters recorded in 1995 and 1994, see Note 4 to the condensed consolidated financial statements. The $5 million decrease in minority interest is due to the Suncor divestment. Interest cost and debt expense increased $21 million, or 32 percent, due principally to higher long-term debt expense associated with the high level of 1994 growth capital expenditures. For a discussion of the cumulative effect of change in accounting principle, see Note 5 to the condensed consolidated financial statements.

                    RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                       Three Months Ended
                                          September 30
                                       ------------------
                                        1995       1994      Variance
                                        ----       ----      --------
                                             (Millions of Dollars)

Fuels:
  Wholesale fuels                       $ 12       $(23)       $ 35
  Branded marketing                       31         25           6
Lubricants:
  Lubes                                   14         19          (5)
  Related fuels                          (11)       (10)         (1)
Chemicals                                 20         10          10
Logistics                                 15         12           3
International production                   8         16          (8)
Coal                                       7          6           1
Canada (Suncor)                           --         15*        (15)
Corporate:
  Corporate expenses                      (5)        (7)          2
  Net financing expenses                 (13)        (8)         (5)
Real estate operations held for sale      --         --          --
                                        ----       ----        ----
                                          78         55          23

Gain on divestment of exploration
  and production properties               --         15         (15)
Provision for write-down of
  assets and other matters                --        (22)         22
                                        ----       ----        ----
Consolidated net income                 $ 78       $ 48        $ 30
                                        ====       ====        ====
----------------
*Reflects income from Suncor Inc. prior to the sale of Sun's remaining
 55-percent interest in this Canadian petroleum company on June 8, 1995.


Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the three-month period ended September 30, 1995, Sun earned $78 million compared with earnings of $48 million for the third quarter of 1994. Primary earnings per share were $.87 in the current quarter versus $.45 per share in the year-ago quarter. On a fully diluted basis, Sun earned $.76 per share in the third quarter of 1995 versus $.45 per share in the year-ago period. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $78 million during the third quarter of 1995 compared to $55 million during the third quarter of 1994.

Fuels -- Sun's Fuels businesses earned $43 million in the third quarter of 1995 compared to $2 million in the third quarter of 1994. The improvement was primarily in Sun's Wholesale Fuels operations where earnings increased to $12 million in the third quarter of 1995 from a loss of $23 million in the third quarter of 1994. Income from Branded Marketing operations increased to $31 million in the third quarter of 1995 from $25 million in the year-ago quarter.

Wholesale Fuels results for the third quarter of 1995 and 1994 included $7 and $1 million, respectively, of after-tax income from operations at Sun's Girard Point facility. (See also "Chemicals" below). Excluding activity from this facility, Wholesale Fuels results improved $29 million primarily due to higher average margins for wholesale gasoline and asphalt and to higher wholesale fuels volumes resulting from an increase in refinery utilization. In the third quarter of 1995, the utilization rate for Sun's Fuels refineries averaged 98 percent, up from 93 percent, during the third quarter of 1994.

In Branded Marketing, the $6 million improvement in earnings was primarily due to higher average retail gasoline margins, partially offset by a decline in retail gasoline sales volumes.

Lubricants -- Results from Sun's Lubricants business decreased $6 million compared with the 1994 third quarter. Income from sales of lubricant products was $14 million in the third quarter of 1995 versus $19 million in the prior year third quarter. The decline in income was principally due to lower lubricant sales volumes and the impact of this year's hurricane season on Sun's Puerto Rico refining operations. Losses from Related Fuels operations totalled $11 million during the third quarter of 1995, representing a $1 million decline in results from the 1994 third quarter loss of $10 million. Lower production volumes, primarily due to the third quarter 1995 hurricanes more than offset slightly higher distillate and residual margins.

Chemicals -- Income from Sun's Chemicals business was $20 million in the 1995 third quarter, compared with income of $10 million in the prior year period. This improvement resulted from higher margins ($7 million) and sales volumes ($4 million), in part due to an increase in aromatics production from the Girard Point facility and the addition of cyclohexane production from a new plant at the Marcus Hook refinery.

Logistics -- Logistics income was $15 million, an increase of $3 million versus the year-ago quarter. Income from Sun's new inter-refinery pipeline and a new pipeline delivering jet fuel to the Philadelphia airport were largely responsible for the increase in earnings. Higher income from Sun's Nederland, Texas terminal also contributed to the improvement.

International Production -- International Production earnings were $8 million in the 1995 third quarter versus $16 million in the third quarter of 1994. The $8 million decrease was largely due to lower crude oil ($4 million) and natural gas ($2 million) volumes, lower crude oil prices ($1 million) and the absence of the $2 million after-tax gain on the redetermination of the Pickerill field recognized in the third quarter of 1994. Partially offsetting these negative factors were higher after-tax foreign exchange translation gains ($3 million).

Coal -- Sun's coal operations earned $7 million during the third quarter of 1995, an increase of $1 million from the year-ago period. The impact of higher margins for coke and improved mining operations was largely offset by lower coal margins and sales volumes.

Canada (Suncor) -- Income from Sun's Canadian operations decreased $15 million due to the absence of earnings during the third quarter of 1995 as a result of the Suncor sale on June 8, 1995.

Corporate -- Net financing expenses (excluding Suncor) increased $5 million versus the year-ago quarter primarily due to higher long-term interest expense associated with the high level of 1994 growth capital spending and to lower capitalized interest. The favorable impact of lower average total borrowings was more than offset by a higher weighted average interest rate. In the fourth quarter of 1994, Sun issued $350 million of higher coupon long-term debt to pay down lower-rate short-term borrowings.

Special Items -- For a discussion of the special items shown separately in the Earnings Profile of Sun Businesses, see Notes 2 and 4 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
---------------------------------------------

Sales and other operating revenue decreased $301 million, or 11 percent, principally due to the absence in the 1995 third quarter of amounts attributable to Suncor ($352 million, including consumer excise taxes of $137 million) and lower revenues from resales of purchased oil and refined products ($93 million), partially offset by higher domestic refined product sales volumes ($118 million) and prices ($44 million). The $18 million decrease in gain on divestments is primarily due to the absence of a $15 million gain on the sale of oil and gas properties in the U.K. North Sea recognized in the third quarter of 1994. Cost of products sold and operating expenses decreased $98 million, or 6 percent, primarily due to the absence in the 1995 third quarter of amounts attributable to Suncor ($127 million) and lower resales of purchased oil and refined products ($92 million), partially offset by higher domestic crude oil and refined product acquisition costs ($50 million), higher domestic refinery expenses ($15 million) and the inclusion in the third quarter of 1995 of costs ($33 million) attributable to Sun's coal business (see Note 3 to the condensed consolidated financial statements). Selling, general and administrative expenses decreased $39 million, or 22 percent, primarily due to the absence in the 1995 third quarter of amounts attributable to Suncor ($30 million) and lower expenses associated with Sun's core domestic businesses ($11 million). Taxes, other than income taxes decreased $160 million, or 27 percent, as a result of lower consumer excise taxes ($155 million) largely due to the absence in the 1995 third quarter of amounts attributable to Suncor. Depreciation, depletion and amortization decreased $12 million, or 13 percent, primarily as a result of the absence in the 1995 third quarter of amounts attributable to Suncor ($23 million), partially offset by the impact of an increased depreciable asset base in the Company's refining and marketing businesses. For a discussion of the provision for write-down of assets and other matters recorded in the third quarter of 1994, see Note 4 to the condensed consolidated financial statements. The absence of exploratory costs and leasehold impairment and minority interest in the third quarter of 1995 is due to the Suncor divestment. Interest cost and debt expense was unchanged versus the third quarter of 1994 as slightly higher long-term debt expense was offset by lower expense on short-term borrowings and the absence in the third quarter of 1995 of amounts attributable to Suncor.



                             FINANCIAL CONDITION

Cash and Working Capital
------------------------

At September 30, 1995, Sun had cash and cash equivalents of $18 million compared to $117 million at December 31, 1994, and had a working capital deficit of $166 million compared to a working capital deficit of $407 million at December 31, 1994. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting to a significant portion of the inventories reflected in the condensed consolidated balance sheet. The current replacement cost of all such inventories exceeds the carrying value at September 30, 1995 by $458 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for its ongoing operations.

Cash Generation and Financial Capacity
--------------------------------------

In the first nine months of 1995, Sun's net cash provided by operating activities ("cash generation") was $175 million compared to $85 million in the first nine months of 1994. The $90 million increase in cash generation is largely due to a decrease in working capital uses pertaining to operating activities ($84 million).

Management believes that future cash generation will be sufficient to satisfy Sun's capital requirements and to sustain the current cash dividend. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from divestment and financing activities.

In the event that cash generation is insufficient to satisfy near-term cash requirements, the Company has access to $600 million of short-term financing for operations in the form of commercial paper and revolving credit agreements with commercial banks. The revolving credit agreements are available through October 3, 2000. The Company also has access to short-term financing under non-committed money market facilities and a $50 million confirmed line of credit which expires November 30, 1995.

The following table sets forth Sun's total borrowings at:

                                          September 30     December 31
                                              1995             1994
                                          ------------     -----------
                                              (Millions of Dollars)
Short-term borrowings
   Commercial paper                         $  --             $  216
   Non-committed money market
     facilities                                28                  5
                                             ----             ------
                                               28                221
Current portion of long-term debt              18                 99
Long-term debt                                888              1,073
                                             ----             ------
Total borrowings                             $934             $1,393
                                             ====             ======

The Company has been able to substantially reduce its debt level as a result of the Suncor sale and the financial restructuring completed in recent months. The Company also repurchased approximately 7.1 million shares of Sun common stock during the third quarter of 1995 through a "Dutch Auction" tender offer and open market purchases. As a result, Sun's debt-to-capital ratio declined from 42.8 percent to 34.2 percent during the first nine months of 1995. Management believes there is sufficient borrowing capacity available to provide for cash requirements.

Impairment of Long-Lived Assets
-------------------------------

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") was issued. It establishes accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill. The Company cannot reasonably estimate the potential impact on net income of adopting SFAS No. 121 at this time. Implementation of the new accounting standard, which must occur by 1996, is expected to take place in the fourth quarter of 1995. Any impact on net income would be recognized in the year of adoption. Implementation of SFAS No. 121 will not affect Sun's cash flow or liquidity.

                                   PART II
                              OTHER INFORMATION


Item 1.   Legal Proceedings

     The Pennsylvania Department of Environmental Protection ("PaDEP"), together with the Pennsylvania Fish and Boat Commission, are seeking a combined civil penalty in excess of $100,000, for alleged violations due to oil sheening incidents that occurred at various times between January 1, 1994 and February 28, 1995 at the Point Breeze processing area of Sun's Philadelphia refinery.

     Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings, including those discussed above, would not be material in relation to the consolidated financial position of Sun at September 30, 1995.

Item 2.   Changes in Securities

     On August 3, 1995, the Company exchanged 25 million "depositary shares" in a tax free transaction for an equal number of shares of Sun common stock. Each depositary share represents ownership of one-half share of the Company's newly issued Series A cumulative preference stock. The preference stock ranks prior to the Sun common stock with respect to dividend rights and rights upon liquidation, dissolution and winding up of the Company. For a further discussion of the preference stock, see Note 8 to the condensed consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     12     -  Statement re Sun Company, Inc. and Subsidiaries Computation
               of Ratio of Earnings to Fixed Charges for the Nine-Month
               Period Ended September 30, 1995.

     27     -  Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

     A report on Form 8-K dated September 11, 1995, as amended on September 26, 1995, was filed to disclose under Item 4 -- "Changes in Registrant's Certifying Accountant" that the Company has chosen not to extend the engagement of Coopers & Lybrand L.L.P. ("Coopers & Lybrand") as the Company's independent accountants to audit its 1996 financial statements. To effect an orderly transition, Coopers & Lybrand will audit the Company's financial statements for the period ending December 31, 1995. The Company has engaged Ernst & Young LLP as its new independent accountants for periods after December 31, 1995. The change is a result of a competitive bidding process initiated by the Company.

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

DATE November 6, 1995