Form 10-K
period 1995-12-31
SUN CO INC
filed 1996-03-07
CIK 95304

                                     1995
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-6841

                               SUN COMPANY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             PENNSYLVANIA                            23-1743282
                                         (I.R.S. EMPLOYERIDENTIFICATION NO.)
     (STATE OR OTHER JURISDICTION
   OFINCORPORATION OR ORGANIZATION)


  TEN PENN CENTER1801 MARKET STREET,
           PHILADELPHIA, PA                          19103-1699
                                                     (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (215) 977-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH
                                                     EXCHANGE ON WHICH
              TITLE OF EACH CLASS                        REGISTERED
              -------------------                    -----------------
Depositary Shares, each share representing One-  New York Stock Exchange
 Half Share of Series A Cumulative Preference
 Stock, no par value
Common Stock, $1 par value                       New York Stock Exchange
                                                 Philadelphia Stock
                                                 Exchange
Convertible Subordinated Debentures 6 3/4%, Due  New York Stock Exchange
 June 15, 2012
Sinking Fund Debentures 9 3/8%, Due June 1, 2016 New York Stock Exchange
Notes 7.95%, Due December 15, 2001               New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. [_]
  At January 31, 1996, the aggregate market value of voting stock held by nonaffiliates was $2,252 million.
  At January 31, 1996, there were 73,806,307 shares of Common Stock, $1 par value and 12,500,000 shares of Cumulative Preference Stock--Series A, no par value, outstanding.
  Selected portions of the Sun Company, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 1995 are incorporated by reference in Parts I, II and IV of this Form 10-K.
  Selected portions of the Sun Company, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

GENERAL

    Sun Company, Inc.* was incorporated in Pennsylvania in 1971 and it or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1801 Market Street, Philadelphia, PA 19103-1699. Its telephone number is (215) 977-3000.

    The Company, through its subsidiaries, is principally a petroleum refiner and marketer with interests in oil and gas production, coal mining and cokemaking. Prior to the sale of Suncor Inc. on June 8, 1995, Sun had interests in refining and marketing, exploration and production and oil sands mining in Canada.

    Sun's petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and petrochemicals, and the transportation of crude oil and refined products. These operations are principally conducted in the United States. Sun's oil and gas production operations consist of development, production and marketing of crude oil, condensate, natural gas and natural gas liquids and are located in the United Kingdom sector of the North Sea. Sun's coal mining and cokemaking operations are conducted in the eastern United States. Sun also has an interest in real estate operations in the United States, which is subject to a plan of disposition.

    During 1995, the Company implemented an extensive operational and financial restructuring designed to significantly improve its competitive position and establish a solid foundation for improved financial performance. As part of this plan, Sun restructured the Company into eight business units plus a holding company and a services organization. The accompanying discussion of the Company's business and properties reflects this new organizational structure.

    For additional information regarding this restructuring, see Management's Discussion and Analysis of Financial Condition and Results of Operations-- Financial and Operational Restructuring, and Notes 2 and 15 to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders. Additional business segment and geographic information is presented in Note 19 to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

REFINING AND MARKETING

    The Company's refining and marketing operations consist of the manufacturing and marketing of fuels, lubricants and chemicals and the transportation of crude oil and refined products. These operations are conducted principally through Sun Company, Inc. (R&M), a wholly owned subsidiary of the Company, and are classified into the following business units: Sun Northeast Refining; Sunoco Northeast Marketing; Sunoco Chemicals; Sunoco Lubricants; Sunoco MidAmerica Marketing & Refining; and Sunoco Logistics.
--------
* As used in this report, the term "Company" means Sun Company, Inc., and the term "Sun" means Sun Company, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships. References in this Annual Report on Form 10-K to material in the Company's 1995 Annual Report to Shareholders and in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1995, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

  Sun owns and operates five domestic refineries located in Marcus Hook, PA, Philadelphia, PA, Toledo, OH, Tulsa, OK and Yabucoa, Puerto Rico. The refineries in Marcus Hook, Philadelphia and Toledo produce principally fuels and chemicals while the refineries in Tulsa and Puerto Rico emphasize lubricants production with related fuels being sold in the wholesale market. The following table sets forth certain consolidated information concerning Sun's domestic refining operations during 1995:

   Crude Unit Capacity (MB/D)............................................ 777.0
                                                                          =====
   Input to Crude Units (MB/D)........................................... 700.4
                                                                          =====
   Products Manufactured (Percent):
    Gasoline.............................................................    43
    Middle Distillates...................................................    25
    Residual Fuel........................................................     9
    Petrochemicals.......................................................     4
    Lubricants...........................................................     2
    Asphalt..............................................................     3
    Other................................................................    14
                                                                            ---
                                                                            100
                                                                            ===

  Sun's crude oil requirements during 1995 were met largely by purchases from various foreign national oil companies and traders. Despite periodic market disruptions, there is an ample supply of crude oil available to meet worldwide refining needs, and Sun has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Sun's refineries processed approximately 80 percent light sweet crude oil during 1995. The Company believes that ample supplies of light sweet crude oil will continue to be available and that the price differential between sweet and sour crude oils will remain relatively low. The following table sets forth the net sources of crude oil for Sun's domestic refineries during 1995 (in percentages):

   United States.........................................................    15
   Canada................................................................     9
   Africa................................................................    36
   North Sea.............................................................    20
   Arabian Gulf..........................................................    11
   South and Central America.............................................     9
                                                                            ---
                                                                            100
                                                                            ===

  Supplies of feedstocks and refined products also have been sufficient to meet Sun's refining and marketing needs. The following table sets forth summary information concerning the supply and distribution of crude oil and refined products at Sun's domestic refineries during 1995 (in thousands of barrels daily):

   Supply:
    Crude oil purchases.................................................. 682.2
    Crude oil inventory change...........................................  (8.3)
    Refined product purchases (including feedstocks)..................... 122.4
                                                                          -----
                                                                          796.3
                                                                          =====
   Distribution:
    Refined product sales................................................ 777.8
    Refined product inventory change.....................................    .2
    Internal consumption and other.......................................  18.3
                                                                          -----
                                                                          796.3
                                                                          =====

  Sun sells fuels through retail and wholesale channels principally in the Northeast and Midwest as well as chemicals and lubricants on a worldwide basis. The following table sets forth Sun's consolidated domestic refined product sales during 1995 (in thousands of barrels daily):

   Gasoline:
    Wholesale............................................................. 154.0
    Retail................................................................ 204.6
   Middle distillates..................................................... 210.9
   Residual fuel..........................................................  73.9
   Petrochemicals.........................................................  31.1
   Lubricants.............................................................  20.0
   Asphalt................................................................  26.7
   Other..................................................................  56.6
                                                                           -----
                                                                           777.8
                                                                           =====

  As of December 31, 1995, branded fuels sales were made through 3,861 retail gasoline outlets. All but 386 of these outlets were independently operated.

  The following is a discussion of the six business units which comprise Sun's domestic refining and marketing operations.

 SUN NORTHEAST REFINING

  The Sun Northeast Refining business consists of the manufacture of petroleum products, including gasoline, middle distillates (including jet fuel), residual fuel oil, asphalt and chemical feedstocks at Sun's Marcus Hook and Philadelphia refineries and the sale of these products to other Sun business units and to wholesale and industrial customers. (See "MidAmerica Marketing & Refining" and "Sunoco Lubricants" below, for a discussion of operations at Sun's Toledo, Tulsa and Puerto Rico refineries.)

  The following table sets forth information concerning operations at Sun's Marcus Hook and Philadelphia refineries during 1995:

                                                PHILADELPHIA, PA
                                                ------------------     TOTAL
                                        MARCUS   GIRARD    POINT     NORTHEAST
                                       HOOK, PA  POINT     BREEZE    REFINERIES
                                       -------- --------  --------   ----------
Crude Unit Capacity (MB/D)............  175.0      177.0     130.0     482.0
                                        =====   ========  ========     =====
Input to Crude Units (MB/D)...........  144.7      195.4     110.5     450.6
                                        =====   ========  ========     =====
Conversion Capacity (MB/D)............   86.0       68.0      65.0     219.0
                                        =====   ========  ========     =====
Conversion Capacity Utilized (MB/D)...   81.1       54.6      51.9*    187.6
                                        =====   ========  ========     =====
Products Manufactured (Percent):
 Gasoline.............................     50         38        45        44
 Middle Distillates...................     27         29        21        26
 Residual Fuel........................      7         19         2        11
 Petrochemical Feedstocks**...........      7          1         3         3
 Asphalt..............................     --         --        18         5
 Other................................      9         13        11        11
                                          ---        ---       ---       ---
                                          100        100       100       100
                                          ===        ===       ===       ===

--------
 * Reflects the impact of major maintenance activities.
** Petrochemical feedstocks are utilized by the Sunoco Chemicals business to produce petrochemicals at these facilities. (See "Sunoco Chemicals" below.)

  Total third-party fuels products sold at wholesale by Sun Northeast Refining in 1995 were 346.4 thousand barrels daily compared to 244.8 thousand barrels daily in 1994. The 42 percent increase in 1995 was due to higher volumes associated with the Girard Point refining facilities, which were acquired on August 4, 1994. Production from the Girard Point facility is principally sold to wholesale and industrial customers. Sales to other Sun business units by Sun Northeast Refining (primarily gasoline, middle distillates and chemical feedstocks) totalled 184.3 thousand barrels daily in 1995 versus 197.4 thousand barrels daily in 1994.

  Sun's Marcus Hook refinery and the Girard Point facilities in the Philadelphia refinery refine only light sweet crude oils, while the Point Breeze facilities in the Philadelphia refinery can process a wide variety of crude oils, including a large quantity of heavy sour crude. The crude oils processed at the Marcus Hook and Philadelphia refineries were supplied from foreign sources during 1995.

  Sun's Philadelphia and Marcus Hook refineries are interconnected by pipeline, barge, truck and rail. The inter-refinery pipeline project was completed in late 1994 and became operational in April 1995. It allows transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks. Finished products are delivered to customers via Sun's pipeline and terminal network, third-party pipelines and barges.

  Environmental laws require Sun to make significant expenditures at its refineries, of both a capital and expense nature. During the 1993-95 period, approximately $236 million was spent for environmental capital projects by Sun at its Northeast refineries, including $110 million to significantly upgrade the wastewater treatment facilities at Sun's Marcus Hook refinery. This project was substantially completed in 1994.

  Significant alterations in the composition of gasoline sold in Sun's northeastern U.S. marketing area are required by the Clean Air Act of 1990, as amended (the "Clean Air Act"). The first phase of the reformulated gasoline regulations has been implemented which requires an increase in the minimum quantity of oxygen for certain non-attainment areas, a reduction in benzene content, and a reduction in summertime Reid Vapor Pressure ("RVP"). Although these requirements will become more stringent in 1998 as the phase-in of the Clean Air Act continues, management believes the Company is well positioned to meet these regulations in a cost-effective manner.

  In response to the regulatory environment, the Company has undertaken various initiatives. For example, in late 1994 the Company completed a project to expand Sun's benzene extraction capacity by 60 million gallons per year at its Marcus Hook refinery (see "Sunoco Chemicals" below). In addition, the Company enhanced its East Coast alkylation capacity, a key refining process in the production of reformulated fuels, through the 1994 acquisition of the Girard Point facilities.

 SUNOCO NORTHEAST MARKETING

  The Sunoco Northeast Marketing business consists of the retail sale of gasoline and middle distillates in New England and the Mid-Atlantic states, and convenience-store operations in these regions. These operations are located in a 12-state region from Maine through northern Virginia, with the highest concentration of outlets in Connecticut, Massachusetts, New Jersey, New York, Pennsylvania and Rhode Island. (See "MidAmerica Marketing & Refining" below for a discussion of similar operations conducted in the midwestern U.S.)

  Sunoco Northeast Marketing offers a full slate of branded retail gasoline products, including high-octane premium gasolines represented by Sunoco's ULTRA(R) 94 and Atlantic's OPTIMA(R) 93 grades, as well as a choice of several lower octane gasolines. Branded fuels sales by Sunoco Northeast Marketing averaged 172.7 thousand barrels daily in 1995 compared to 184.7 thousand barrels daily in 1994. The 6 percent decline was caused primarily by the elimination of some marginal accounts and the further rationalization of Sun's service station portfolio in connection with the Branded for Success program (see below).

  The Sunoco Northeast Marketing business owns, franchises and operates ULTRA SERVICE CENTERSSM and APLUS (R) convenience stores. The ULTRA SERVICE CENTERSM stations provide state-of-the-art automotive diagnosis and repair while the convenience stores are designed to support high-volume sales of gasoline and provide a broad range of merchandise.

  In 1995, excluding environmental outlays, capital expenditures for branded marketing activities in the Northeast totalled $81 million. Of this amount, $61 million related to Sunoco Northeast Marketing's program ("Branded for Success") to upgrade and modernize its retail service station network and convert its ATLANTIC(R) gasoline outlets to SUNOCO(R) and its SUNOCO FOOD MARKET(R) convenience stores to APLUS(R). Branded for Success capitalizes on the individual strengths of the SUNOCO(R), APLUS(R) and ULTRA SERVICE CENTERSM operations. Since its inception in 1993, approximately 400 service stations and 125 convenience stores in the Northeast have been converted under this program. At year-end 1995, all SUNOCO FOOD MARKETS(R) were converted to APLUS(R) and approximately 35 ATLANTIC(R) stations remained to be converted to SUNOCO(R). The conversion program is expected to be completed by mid-1996. As part of Branded for Success, some ATLANTIC(R) locations were also converted to ULTRA SERVICE CENTERSM stations.

  Also in 1995, Sunoco Northeast Marketing continued the expansion of its pay-at-the-pump program with the installation of CardMaticSM, its credit card activated gasoline dispensing system, at approximately 200 additional high-volume service stations, bringing the total number of outlets offering this convenience to 802. Concurrent with the Branded for Success program and in order to minimize downtime, Sunoco Northeast Marketing has accelerated the timing of certain environmental capital expenditures, such as underground storage tank replacements and tank top upgrades.

  Sunoco Northeast Marketing is the sole service station operator on the 12 plazas on the New Jersey Turnpike, and supplies 16 outlets on the New York Thruway, all 22 outlets on the Pennsylvania Turnpike and the only outlet on the Atlantic City Expressway. In 1995, Sunoco Northeast Marketing expanded its presence on limited access highways through its distributor channel, with the addition of two outlets on U.S. Interstate 95 in Maryland. Also in 1995, Sunoco Northeast Marketing secured a five-year lease, commencing on January 1, 1996, for two high-volume outlets on New Jersey's Palisades Interstate Parkway. The following table sets forth Sun's retail gasoline outlets in New England and the Mid-Atlantic states at December 31, 1995:

   Direct outlets:
    Company owned or leased:
     Traditional..........................................................   500
     Ultra service centers................................................   259
     APLUS(R) convenience stores..........................................   412
                                                                           -----
                                                                           1,171
    Dealer owned*.........................................................   454
                                                                           -----
   Total direct outlet.................................................... 1,625
   Distributor outlets.................................................... 1,319
                                                                           -----
                                                                           2,944
                                                                           =====

--------
* Primarily traditional outlets.

 SUNOCO CHEMICALS

  The Sunoco Chemicals business consists of the manufacturing, distribution and marketing of base and intermediate commodity petrochemicals. These chemicals are comprised principally of olefins and their derivatives (ethylene, ethylene oxide and propylene) and aromatics (benzene, cumene, cyclohexane, toluene and xylenes). Sunoco Chemicals also produces MTBE which is utilized by Sun Northeast Refining in manufacturing reformulated gasolines. Petrochemicals are manufactured by Sunoco Chemicals at Sun's Marcus Hook and Philadelphia refineries, at an ethylene/ethylene oxide facility in Brandenburg, Kentucky and at a joint venture MTBE facility in Mont Belvieu, Texas. (See "MidAmerica Marketing & Refining" for a discussion of the petrochemicals produced at the Toledo refinery.)

  Sun's petrochemical products are distributed and sold on a worldwide basis. Sales of petrochemicals to third parties by Sunoco Chemicals totalled 20.9 thousand barrels daily in 1995 versus 18.5 thousand barrels daily in 1994, a 13 percent increase.

  Sales volumes during 1995 were distributed through the following channels:

  . Benzene and Benzene Derivatives (including Cyclohexane and Cumene)
    (34%)--Customers for these products are large manufacturers of fibers and polymers who buy a significant percentage of their requirements from Sunoco Chemicals under long-term contracts;

  . Bulk Toluene and Xylenes (3%)--Buyers generally procure large volumes for fibers and urethane products. These sales tend to be international in scope;

  . Solvents (7%)--Customers and distributors take individually small volumes for paints, coatings, solvents and a variety of specialty applications;

  . Propylene (39%)--Sales are primarily made pursuant to long-term contracts to large customers who manufacture polypropylene and acrylic fibers and resins; and

  . Specialty Ethylene and Ethylene Oxide (11%)--Sales are primarily to small and intermediate size specialty chemical companies that make diverse products such as surfactants, co-polymer resins and emulsions, and additives.

Sunoco Chemicals also sells other products that are by-products of the refining process such as carbon dioxide and sulfur.

  At the end of 1994, Sunoco Chemicals completed a project (the "Northeast Aromatics and Cyclohexane Project"), which included the expansion of benzene extraction capacity by 60 million gallons per year and construction of a 34-million-gallon-per-year cyclohexane plant at the Marcus Hook refinery. This project was brought on-stream during 1995 and has provided significant new volume for sale to regional customers. The additional benzene extraction capacity also allows the cumene plant at the Girard Point refining facilities to operate at capacity (see below).

  At the end of 1995, Rhone-Poulenc Inc., a major manufacturer of surfactants, completed the construction of a new plant on property leased from Sun at the Marcus Hook refinery. As part of this project, Sun installed a pipeline and utilities in order to deliver approximately 60 million pounds annually of ethylene oxide to the manufacturer pursuant to a long-term contract.

  Sunoco Chemicals has begun work to expand its polymer grade propylene production capacity and delivery systems at the Marcus Hook refinery from 400 to 650 million pounds per year. This expansion is planned for completion in late 1996. Most of Sunoco Chemicals' polymer grade propylene production is currently sold pursuant to a supply agreement with Epsilon Products Co. ("Epsilon"), a polypropylene manufacturer. The incremental production from the expanded facility will also be sold to Epsilon.

  At December 31, 1995, the Girard Point facilities of the Philadelphia refinery had cumene production capacity of 450 million pounds per year. Benzene is now extracted at Sun's Marcus Hook and Girard Point facilities and combined with refinery-grade propylene to produce cumene at Girard Point. The cumene is then sold primarily to a third-party customer. In 1995, Sunoco Chemicals announced plans to expand its cumene capacity at the Philadelphia refinery to approximately 850 million pounds per year. This expansion will utilize new catalyst technology, and is intended to be operational in early 1998.

  The construction of an MTBE production facility owned and operated by Belvieu Environmental Fuels ("BEF"), a joint venture in which Sun is a one-third partner, was completed during 1995 and the plant moved from the start-up test phase to normal production at mid-year. The plant is currently operating above its initial design capacity of 12,600 barrels daily, and Sun is purchasing all of the MTBE production from the BEF facility pursuant to a 10-year off-take agreement. For additional information concerning Sun's participation in this joint venture and the off-take agreement, see Note 14 to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

 SUNOCO LUBRICANTS

  The Sunoco Lubricants business is comprised of the manufacturing, packaging and marketing of a broad line of paraffinic lubricating and specialty oils produced at the Tulsa and Puerto Rico refineries as well as the related manufacturing and wholesale marketing of the fuels produced at these facilities.

  Sunoco Lubricants produces and markets a complete line of automotive and industrial lubricants, waxes and aromatic extracts. These lubricants are marketed under the SUNOCO (R) brand label directly to end-users and, through distributors, to a wide variety of domestic and foreign customers. Sunoco Lubricants has lube service centers located in the Marcus Hook and Tulsa refineries. These centers, supplied with base oils from the Puerto Rico and Tulsa refineries, blend and package lubricants for sale by Sunoco Lubricants and for sale by other branded marketers under their labels.

  Sun-manufactured base oils are also sold to domestic or international third parties who manufacture their own finished automotive and industrial lubricants. In addition, Sunoco Lubricants sells specialty lube products such as horticultural and agricultural oils, aromatic and paraffinic rubber oils, paper defoamer oils, asphalt recycling extracts, textile oils and finished waxes. Sunoco Lubricants' newest horticultural spray oil, SUNSPRAY (R) ULTRA-FINE (R) Year-Round Pesticide Oil was introduced to the retail market in the spring of 1994 and has gained nationwide market recognition. In 1995, Sunoco Lubricants introduced a full line of synthetic lubricants under the Sunoco ChallengeTM brand to respond to a growing market for synthetic products used in industrial and automotive markets.

  The following table sets forth information concerning operations at Sun's Tulsa and Puerto Rico refineries during 1995:

                                                                    PUERTO
                                                          TULSA, OK  RICO  TOTAL
                                                          --------- ------ -----
Crude Unit Capacity (MB/D)...............................   85.0     85.0  170.0
                                                            ====     ====  =====
Input to Crude Units (MB/D)..............................   78.4*    60.7  139.1
                                                            ====     ====  =====
Paraffinic Lubes Capacity (MB/D).........................    7.8      9.0   16.8
                                                            ====     ====  =====
Paraffinic Lubes Production (MB/D).......................    6.6      8.2   14.8
                                                            ====     ====  =====
Products Manufactured (Percent):
 Lubricants..............................................     11       18     14
 Gasoline................................................     18       17     18
 Middle Distillates......................................     32       32     32
 Residual Fuel...........................................     --       22     10
 Other...................................................     39**     11     26
                                                            ----     ----  -----
                                                             100      100    100
                                                            ====     ====  =====

--------
 * Reflects impact of a 39-day planned maintenance shutdown.
** Includes approximately 25 thousand barrels daily (33 percent of products manufactured) of "lubes-extracted" feedstocks which are transported to the Toledo refinery for further processing or are sold to third parties.

  Sales of specialty oil lubricant products totalled 8.6 thousand barrels daily in 1995 versus 9.8 thousand barrels daily in 1994 while sales of base oils, waxes and other lubricants totalled 11.4 thousand barrels daily in 1995 versus 12.5 thousand barrels daily in 1994. Total fuels sold to third parties from the Tulsa and Puerto Rico refineries were 101.4 thousand barrels daily in 1995 compared to 98.0 thousand barrels daily in 1994.

  Sun's Tulsa refinery runs a light, low-sulfur crude oil slate which is supplied from domestic sources while the Puerto Rico refinery is able to process heavier, higher sulfur crude oils which are supplied from foreign sources.

  The lubricants facilities at the Tulsa and Puerto Rico refineries, as well as the lube service centers located in the Marcus Hook and Tulsa refineries, are ISO certified, indicating they have passed the International Standards Organization's standards for quality management and oversight.

 SUNOCO MIDAMERICA MARKETING & REFINING

  The Sunoco MidAmerica Marketing & Refining ("Sunoco MidAmerica") business consists of the retail sale of gasoline and middle distillates, and convenience-store operations in the Midwest as well as the manufacturing and wholesale marketing of fuels and petrochemicals produced at Sun's Toledo refinery.

 Retail Marketing

  Sunoco MidAmerica markets, through direct and distributor channels, a full slate of retail gasoline products under the SUNOCO(R) brand in Indiana, Kentucky, Michigan, Ohio and West Virginia. In this region, branded fuels sales averaged 50.8 thousand barrels daily in 1995 compared to 50.7 thousand barrels daily in 1994. During the fall of 1995, Sunoco MidAmerica developed a strategic plan to rationalize its service station portfolio in order to improve the regional profile and image of the SUNOCO(R) brand.

  The greatest concentration of retail gasoline outlets in the Midwest is located in Ohio and Michigan where Sunoco MidAmerica maintains a strong presence. Sunoco MidAmerica is also the sole supplier to all 16 gasoline stations on the Ohio Turnpike. The following table sets forth Sun's retail gasoline outlets in this region at December 31, 1995:

   Direct outlets:
    Company owned or leased:
     Traditional..........................................................    95
     Ultra service centers................................................    65
     Sunoco Food Market (R) convenience stores............................   115
                                                                             ---
                                                                             275
    Dealer owned*.........................................................   157
                                                                             ---
   Total direct outlets...................................................   432
   Distributor outlets....................................................   485
                                                                             ---
                                                                             917
                                                                             ===

--------
* Primarily traditional outlets.

 Refining and Wholesale Marketing

  The following table sets forth information concerning operations at Sun's Toledo refinery during 1995:

   Crude Unit Capacity (MB/D)............................................ 125.0
                                                                          =====
   Input to Crude Units (MB/D)........................................... 110.7*
                                                                          =====
   Conversion Capacity (MB/D)............................................  86.0
                                                                          =====
   Conversion Capacity Utilized (MB/D)...................................  70.0*
                                                                          =====
   Products Manufactured (Percent):
    Gasoline.............................................................    64
    Middle Distillates...................................................    11
    Residual Fuel........................................................     3
    Petrochemicals.......................................................     8
    Asphalt..............................................................     2
    Other................................................................    12
                                                                          -----
                                                                            100
                                                                          =====

--------
* Reflects impact of a 41-day planned maintenance shutdown (see below).

  Fuels products sold at wholesale to third parties from Sun's Toledo refinery in 1995 averaged 55.4 thousand barrels daily compared to 49.5 thousand barrels daily in 1994. Sales of petrochemicals to third parties by Sunoco MidAmerica totalled 10.2 thousand barrels daily in 1995 versus 9.0 thousand barrels daily in 1994.

  Sun's Toledo refinery is a relatively complex, high conversion refinery that refines predominantly light, low-sulfur crude oils. Feedstocks for 1995 consisted primarily of: West Texas Intermediate crude oil; Canadian sweet, light sour and synthetic crude oils; and a "lubes-extracted" gasoil/naphtha intermediate feedstock from Sun's Tulsa refinery. In March 1995, a 41-day turnaround of the catalytic cracking and crude units and an expansion of the sulfur plant at the Toledo refinery were completed. The expansion of the sulfur plant will enable Sunoco MidAmerica to pursue its strategy of processing a larger volume of higher-sulfur crude oils.

 Chemicals

  Sunoco MidAmerica chemical operations consist of the manufacturing, marketing and distribution of base and intermediate commodity petrochemicals. These chemicals are comprised of aromatics (including benzene, toluene and xylene), spirits, nonene and tetramer. Aromatics and spirits are sold under a marketing agreement with Suncor Inc., through a joint venture partnership with this former Canadian petroleum subsidiary of Sun. A significant portion of the aromatics production is sold in bulk. Additionally, toluene, xylenes and spirits are sold through a solvent channel.

  In conjunction with the 41-day planned turnaround discussed above, a project was completed at the Toledo refinery during 1995 which resulted in an increase in nonene and tetramer production capacity from 1,400 to 2,100 barrels per day. Much of the production from this expanded facility will be sold pursuant to existing long-term contracts.

 SUNOCO LOGISTICS

  The Sunoco Logistics business consists of: crude oil and refined product pipeline operations; domestic lease crude oil acquisition and related trucking operations; marine shipping and tug/barge operations; and product terminalling and transport operations. These operations are conducted primarily in the Northeast, Midwest and Southwest regions of the United States.

  The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by local regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing agencies, are based upon competition from other pipelines or alternate modes of transportation.

  Sunoco Logistics crude oil pipeline operations, located primarily in the Southwest, transport crude oil produced in Oklahoma, Texas, New Mexico and Louisiana to refiners (including Sun's Tulsa refinery) or to local trade points. The refined product pipeline operations, located primarily in the Northeast and Midwest, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sun's other businesses, integrated petroleum companies and independent marketers and distributors.

  In April 1995, the inter-refinery pipeline project, which connects Sun's Marcus Hook refinery and Point Breeze facilities, became operational. This project provides Sun Northeast Refining operating flexibility and lower costs through the movement of gasoline component streams and liquified petroleum gas between the Point Breeze facilities and the Marcus Hook refinery. As an extension of this project, a jet fuel spur into the Philadelphia airport became operational in August 1995. This spur, which enables Sunoco Logistics to supply the airport directly with jet fuel, provides increased flexibility and profitability for Sun.

  A Sunoco Logistics pipeline which brings crude oil from Canada to Sun's Toledo refinery and other area refiners was expanded by 10 percent in 1995, bringing its capacity to 130 thousand barrels daily. Further expansion to 145 thousand barrels daily is planned for 1996 to meet rising demand.

  In East Texas, a 13-mile pipeline was constructed in 1995 to transport crude oil from the Brookeland field. This will enhance Sunoco Logistics' ability to deliver specialty crude oils to premium markets. To complement and expand Sunoco Logistics' East Texas crude oil gathering operations, a 150-mile gathering system was purchased late in 1995. This acquisition will enhance Sunoco Logistics' ability to provide crude oil transport to its customers.

  At December 31, 1995, Sunoco Logistics had an equity interest in 5,264 miles of crude oil pipelines and 4,805 miles of refined product pipelines. In 1995, crude oil and refined product shipments, including Sun's share of shipments in which it had an ownership interest, totalled 50.1 and 28.7 billion barrel miles, respectively, as compared to 48.4 and 28.3 billion barrel miles in 1994.

  Sunoco Logistics' crude oil pipeline operations in the Southwest are complemented by lease crude oil acquisition and related trucking operations in this region. Approximately 135 thousand barrels daily of crude oil are purchased from third-party leases. This crude oil is delivered to various pipelines either directly from the wellhead or utilizing Sunoco Logistics' fleet of 75 trucks.

  Marine shipping and tug/barge operations include 2 ocean-going tankers and a fleet of 16 coastal distribution tankers, tugs and barges. Product terminalling and transport operations include 38 terminals in the Northeast and Midwest that support Sun's branded and wholesale marketing operations in these regions, 150 trucks that transport gasoline and distillates to Sun's branded dealer locations and a railroad fleet of 475 owned and 1,600 leased tank cars that primarily support the Sunoco Chemicals and Sunoco Lubricants businesses. Sun supplements its own marine fleet with charters that accounted for the majority of its marine transportation requirements during 1995. Sun has implemented an extensive vessel inspection review and evaluation program to assure the vessels chartered into Sun service are of appropriate quality.

  Sunoco Logistics' Nederland, TX terminal provides in excess of ten million barrels of storage and provides terminalling capacity exceeding one million barrels per day of throughput. Its Gulf Coast location provides local and midwestern refiners access to rising foreign crude oil imports. The facility is also a key link in the distribution system for United States Government purchases for the Strategic Petroleum Reserve storage facilities. During 1995, a 10-year agreement with a third party was signed increasing the amount of crude oil imported into Nederland.

SUN COAL AND COKE

  The Sun Coal and Coke business consists of coal production from mines in Virginia and Kentucky and coke manufacturing at the Company's facility in Vansant, Virginia. Such operations are conducted by Sun Coal Company and its affiliates.

  In 1993, Sun decided to sell its coal mining and cokemaking operations. In connection with this decision, Sun sold its western U.S. coal operations during 1993 and certain of its eastern U.S. coal operations during 1994. Effective during 1995, Sun ceased its efforts to sell its remaining coal mining and cokemaking assets, and these operations became one of Sun's eight ongoing business units.

  At December 31, 1995, Sun Coal and Coke had 139 million tons of estimated coal reserves classified as proven and probable compared to 187 million tons at December 31, 1994. The 26 percent decline during 1995 was largely due to a 45 million-ton revision of previous estimates of bituminous steam coal reserves. Of the reserves at December 31, 1995, 84 percent were metallurgical coal located in Virginia and 16 percent were bituminous steam coal located in Kentucky. Sun Coal and Coke's total coal production in 1995 was 5.1 million tons, compared to 6.6 million tons in 1994.

  Sun Coal and Coke's principal market for both metallurgical coal and coke is the domestic steel industry. In 1995, 59 percent of Sun Coal and Coke's metallurgical coal production was converted into coke at its cokemaking facilities, 23 percent was sold under contract to a single customer and 18 percent was sold in spot transactions. During 1995, 15 percent of Sun Coal and Coke's coke sales was made under a long-term contract to a single customer that expired in March 1995, 73 percent was sold under one-year contracts with two other customers and the remainder was sold in spot transactions. A new long-term contract with a domestic steel producer became effective in January 1996. This contract provides for delivery of 42 thousand tons through March 1996, and Sun Coal and Coke's entire coke production thereafter. Coke production totalled 638 thousand tons in 1995, compared to 678 thousand tons in 1994.

  Approximately 45 percent of Sun Coal and Coke's bituminous steam coal sales was under long-term contracts, with the remainder sold in spot transactions. Sun Coal and Coke's bituminous coal and coke sales contracts generally provide for the periodic adjustment of price to reflect the changing costs of labor, equipment and services.

  Sun Coal and Coke produces high quality coke at its cokemaking facilities, using its non-recovery cokemaking technology and related patents. This technology, which is environmentally superior to the by-product technology currently used by most coke producers, is currently being marketed outside North America through an exclusive license with Raytheon Engineers and Constructors, Inc. As part of a program to replace and upgrade existing facilities at the cokemaking plant, a battery of 18 new coke ovens was constructed during 1995 and became operational in August 1995. Construction of an additional 27 replacement ovens commenced in September 1995, and these ovens are scheduled to become operational by December 1996. In 1995, Sun Coal and Coke transferred an interest in its cokemaking operations to a third party in exchange for $95 million in cash. The transferee is entitled to a preferential return from the cash flows of the cokemaking operations until certain cumulative return targets have been met.

  Additional information concerning Sun Coal and Coke operations is set forth on page 61 in the Company's 1995 Annual Report to Shareholders.

SUN INTERNATIONAL PRODUCTION

  The Sun International Production business consists of the development, production and marketing of crude oil, condensate, natural gas liquids and natural gas located in the United Kingdom sector of the North Sea. Such operations are managed by Sun Oil Britain Limited.

  While the Company's strategy is to opportunistically invest in producing properties or near-term development projects in the U.K. North Sea if returns on such investments are expected to exceed the Company's cost of capital for such projects, the Company will also consider other options for this business, including divestment. In the absence of acquisitions, the income and crude oil and natural gas reserves and production from this business will decline significantly through the end of the decade.

  In the third quarter of 1994, Sun International Production increased its oil producing interests in the U.K. North Sea through the acquisition of an interest in Block 3/8a. The Block 3/8a acquisition provided Sun International Production with a 12.93 percent interest in the producing Ninian field and a 45 percent interest in the adjacent Columba field. Development of the Columba field is ongoing with net production varying from 1,800 barrels to 9,000 barrels daily. Net production from this field averaged 3,200 barrels daily in 1995 and is expected to stabilize around 4,500 barrels daily in 1996. Net liquids production from the Ninian field averaged 7,400 barrels daily during 1995.

  Sun International Production's crude oil and natural gas production levels are not generally affected by fluctuations in the prices received for these products. Sun International Production sells its crude oil production in the worldwide crude oil market where prices are affected by a wide variety of economic and political factors. A significant portion of Sun International Production's natural gas production is sold to the British Gas Corporation. These sales are seasonal in nature and are made pursuant to long-term contracts which include annual price escalation clauses. The timing of the liftings and the recognition of earnings associated with these contracts is uncertain.

  Early in 1995, Sun International Production entered into a joint venture with Brown & Root Limited to manage and operate the 59-percent-owned floating production vessel ("FPV"), which has been utilized in the successful development of the Balmoral, Glamis and Stirling fields in the U.K. North Sea. As part of the operating agreement, the joint venture provides manpower, logistics, engineering, maintenance and safety services. Sun International Production has retained its ownership interest in the FPV and the Balmoral, Glamis and Stirling fields and its responsibility for reservoir management, product movement and crude oil sales associated with this field complex.

  The following tables set forth certain information concerning Sun's International Production activities:

AVERAGE NET OIL AND GAS PRODUCTION

                                                                  1995 1994 1993
                                                                  ---- ---- ----
   Crude Oil, Condensate and Natural Gas Liquids
    (Thousands of Barrels Daily)................................. 27.4 29.0 28.0
                                                                  ==== ==== ====
   Natural Gas (Millions of Cubic Feet Daily)....................   36   46   56
                                                                  ==== ==== ====

PROVED RESERVES AT DECEMBER 31

                                                                  1995 1994 1993
                                                                  ---- ---- ----
   Crude Oil, Condensate and Natural Gas Liquids
    (Millions of Barrels)........................................   39   38   31
                                                                  ==== ==== ====
   Natural Gas (Billions of Cubic Feet)..........................   83   96  109
                                                                  ==== ==== ====

NET OIL AND GAS WELLS DRILLED

                                                                  1995 1994 1993
                                                                  ---- ---- ----
   Net Exploratory Wells:*
    Oil..........................................................   --   --    1
    Gas..........................................................   --   --   --
    Dry..........................................................   --   --    3
                                                                  ---- ---- ----
                                                                    --   --    4
                                                                  ==== ==== ====
   Net Development Wells:**
    Oil..........................................................    2    1    2
    Gas..........................................................   --   --   --
    Dry..........................................................   --   --   --
                                                                  ---- ---- ----
                                                                     2    1    2
                                                                  ==== ==== ====

--------
 * The net exploratory wells drilled in 1993 essentially completed all remaining exploration commitments related to properties subject to disposition as part of a plan adopted by the Company in 1992 to withdraw from exploration activities outside North America.
** As of December 31, 1995, Sun International Production was in the process of drilling or participating in the drilling of 2 gross wells and 1 net well.

PRODUCING OIL AND GAS WELLS

                                                          AT DECEMBER 31, 1995
                                                          ----------------------
                                                             GROSS       NET
                                                          ----------- ----------
   Oil...................................................          79         16
   Gas...................................................          55          7
                                                           ---------- ----------
                                                                  134         23
                                                           ========== ==========

OIL AND GAS ACREAGE

                                            THOUSANDS OF ACRES AT DECEMBER 31
                                           -----------------------------------
                                                 1995              1994
                                           ----------------- -----------------
                                             GROSS     NET     GROSS     NET
                                           --------- ------- --------- -------
   Developed..............................      293       73       277      65
                                            =======  ======= ========= =======
   Undeveloped............................       33        5     1,843     505
                                            =======  ======= ========= =======

  Additional information concerning Sun International Production's business is set forth on pages 57 through 60 in the Company's 1995 Annual Report to Shareholders.

REAL ESTATE

  Sun's real estate business is conducted through Radnor Corporation and its subsidiaries (collectively "Radnor"). As of December 31, 1995, Radnor's remaining portfolio of real estate was located in 9 states and consisted principally of office buildings, shopping centers, a resort hotel, single-family homes, condominiums, residential land and business parks.

  As a result of Sun's decision to sell its real estate business through a program of controlled disposition, such operations have been classified as operations held for sale in Sun's consolidated financial statements. Since adoption of the disposition plan in October 1991, Radnor has divested 55 commercial properties, completed 25 housing and land developments and reduced its total assets and debt by $810 and $720 million, respectively. At December 31, 1995, Radnor's total assets and debt were $247 and $132 million, respectively. Divestment activities in 1995 included Radnor's sale of six office building projects located in California, Indiana and Michigan and two commercial land parcels located in Georgia.

  For additional information regarding Sun's real estate operations held for sale, see Note 2 to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

CANADA (SUNCOR)

  During 1995, Sun completed the divestment of its remaining 55-percent interest in Suncor Inc., its former integrated Canadian petroleum subsidiary. Information concerning this divestment is presented in Note 2 to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

COMPETITION

  Refining and marketing continues to be very competitive due to low growth in product demand and the increase in gasoline supply and manufacturing cost attributable to reformulated gasoline. However, Sun believes that it is in a position to compete effectively, since the northeastern United States, Sun's principal geographic area for branded fuels marketing, is a net gasoline importing market, and manufacturers, such as Sun, who are located there, do not bear the costs of transportation into that market. Sun also believes that as a result of strategic initiatives implemented during the 1994-95 period, including the enhancement of its alkylation capacity through the Girard Point acquisition and the expansion of its benzene extraction capacity at the Marcus Hook refinery, Sun is well positioned to meet the new reformulated fuels requirements as they continue to be phased in over the next few years. In addition, Sun believes that its competitive position is enhanced by its considerable distribution flexibility resulting from the location of its two Northeast refineries and retail network, which are well integrated with its distribution system.

  Oil and gas production and coal mining operations are also highly competitive. Many large energy companies, as well as medium to small size independent concerns, are bidders for desirable oil, gas and coal properties, as well as the equipment and labor required to operate such properties.

  The availability of a ready market for Sun's refined products, as well as its oil and gas and coal production, depends on numerous external factors. Among other things, these factors include: the level of consumer demand; the extent of industry production of oil and gas and coal, and manufacture of refined products; the import levels of refined products; the cost and availability of alternative fuels; the cost and proximity of refineries, pipelines and other transportation facilities that support the retail gasoline marketing infrastructure; and regulations by federal, state, local and foreign authorities including those imposed by or resulting from compliance with applicable environmental laws.

RESEARCH AND DEVELOPMENT

  In recent years, Sun's research and development activities have focused on applied research, process and product development, and engineering and technical services related to fuels, lubricants and chemicals. Sun spent $5, $8 and $9 million on research and development activities in 1995, 1994 and 1993, respectively. As of December 31, 1995, approximately 125 scientists, engineers, technicians and support personnel participated in these activities. Sun owns or has made application for numerous patents in the U.S. and abroad.

EMPLOYEES

  As of December 31, 1995, Sun had approximately 12,000 employees compared to approximately 15,600 employees as of December 31, 1994. The 23 percent decline was primarily due to the divestment of Suncor Inc. and the implementation of an employee termination program. The above amounts exclude employees of real estate operations held for sale totalling 332 in 1995 and 383 in 1994. Approximately 28 percent of Sun's employees were covered by 44 collective bargaining agreements as of December 31, 1995. The collective bargaining agreements have various terms and dates of expiration. In management's opinion, Sun's relationship with its employees is generally satisfactory.

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

  The following table summarizes Sun's expenditures for environmental projects and compliance activities (in millions of dollars):

                                                              1995 1994   1993
                                                              ---- ----   ----
   Pollution Abatement Capital*.............................. $ 78 $245   $123
   Remediation and Reclamation...............................   49   60     53
   Operations, Maintenance and Administration................  244  224**  142**
                                                              ---- ----   ----
                                                              $371 $529   $318
                                                              ==== ====   ====

--------
 * Capital expenditures for pollution abatement are expected to approximate $33 and $46 million in 1996 and 1997, respectively.
** Restated to conform to the 1995 presentation.

  The increase in pollution abatement capital expenditures during 1994 was due primarily to outlays for projects to upgrade wastewater treatment facilities and expand benzene extraction capacity at the Marcus Hook refinery and for enhancements to the steam and electricity generating facilities at Suncor's oil sands plant.

  The Clean Air Act establishes stringent criteria for regulating air toxics at operating facilities by mandating major reductions in allowable emissions and establishing a more comprehensive list of substances deemed to be air toxics. The Clean Air Act requires refiners to market cleaner-burning gasoline that reduces emissions of certain toxics and conventional pollutants. Compliance with the requirements of the Clean Air Act necessitates significant alterations to the composition of gasoline sold in Sun's northeastern U.S. marketing area by reducing the maximum allowable benzene content, reducing summertime RVP and increasing the minimum oxygenate content for certain non-attainment areas. Despite uncertainties regarding the impact on the future profitability of Sun's domestic petroleum businesses of the Clean Air Act, as amended by additional regulations, management of Sun believes its businesses are well positioned to meet the air toxics and reformulated fuel requirements under present regulations as they continue to be phased in over the next few years.

  CERCLA and RCRA, and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities and at third-party or formerly owned sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 1995, Sun had been named as a PRP at 45 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time. In addition, Sun is currently involved in litigation with a private party to determine responsibility for remediation at a formerly owned refinery in Oklahoma. Management believes that Sun is fully indemnified for this potential liability.

  Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Sun also accrues estimated dismantlement, restoration and abandonment costs at its international oil and gas production operations. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 14 to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.

  Total future costs for environmental remediation and dismantlement, restoration and abandonment activities will depend upon, among other things, the identification of additional sites, the determination of the extent of the contamination of each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of Sun's liability at multi-party sites, if any, in light of the number, participation level and financial viability of other parties.

  Management believes that the overall expenditures for environmental activities are likely to be significant but are expected to be incurred over an extended period of time and to be funded from Sun's net cash provided by operating activities. Although potentially significant with respect to results of operations or cash flows for any one year, management believes that such costs will not have a material impact on Sun's consolidated financial position or, over an extended period of time, on Sun's cash flows or liquidity.

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

ITEM 3. LEGAL PROCEEDINGS

  Sun has agreed to pay civil fines in excess of $100,000 pursuant to a Consent Assessment dated February 5, 1996. This agreement between Sun, the Pennsylvania Department of Environmental Protection ("PaDEP") and the Pennsylvania Fish and Boat Commission (the "Commission"), settled claims of PaDEP and the Commission regarding certain alleged oil sheening incidents at the Point Breeze processing area of Sun's Philadelphia refinery.

  Sun Company, Inc. (R&M) ("Sun R&M") has agreed to pay civil fines in excess of $100,000 pursuant to an Administrative Consent Order dated September 13, 1995. This agreement between Sun R&M and the United States Environmental Protection Agency (the "EPA") stems from certain alleged violations of SARA
Section 313 annual reporting requirements during the years 1989 through 1992.

  Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings, including those discussed above, would not be material in relation to the consolidated financial position of Sun at December 31, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF SUN COMPANY, INC.

NAME, AGE AND PRESENT
    POSITION WITH
  SUN COMPANY, INC.       BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------------     ------------------------------------------
Robert M. Aiken, Jr., 53  Mr. Aiken was elected to his present position in May 1992.
 Senior Vice President    From September 1990 until May 1992, he was Senior Vice Pres-
 and Chief Financial      ident, Finance.
 Officer

Robert H. Campbell, 58    Mr. Campbell was elected Chairman of the Board in May 1992,
 Chairman of the Board,   Chief Executive Officer in September 1991 and President and
 Chief Executive Officer  Chief Operating Officer in February 1991. From November 1988
 and President            to February 1991, he was Executive Vice President. He has
                          been a Director since November 1988.

J. Greg Driscoll, 49      Mr. Driscoll was elected to his present position in August
 Senior Vice President    1994. Previously, he served in various capacities within
 Marketing                Sun's domestic refining and marketing subsidiary: from May
                          1993 to August 1994, Vice President of Chemicals; from Octo-
                          ber 1992 to May 1993, Vice President, Branded Marketing &
                          Development; from 1989 to October 1992, Director, Business
                          Development and Strategic Planning in Fuels, and Director,
                          Planning & New Product Development.

Jack L. Foltz, 60         Mr. Foltz was elected to his present position in October
 Vice President           1992, and from December 1991 to October 1992 he was Assis-
 and General Counsel      tant General Counsel, Refining and Marketing. From December
                          1989 to December 1991, he was Vice President and General
                          Counsel of Sun's domestic refining and marketing subsidiary.

NAME, AGE AND PRESENT
    POSITION WITH
  SUN COMPANY, INC.      BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------------    ------------------------------------------
Deborah M. Fretz, 47     Ms. Fretz was elected to her present position in August
 Senior Vice President   1994. In addition, she has been President of Sun Pipe Line
 Logistics               Company, a subsidiary, since October 1991. From 1989 to Oc-
                         tober 1991, she served as General Manager, Wholesale Fuels
                         Marketing and Distribution.

Thomas W. Hofmann, 44    Mr. Hofmann was elected to his present position in July
 Comptroller             1995, a position he had previously held from September 1990 to October 1991. From October 1991 to September 1994, he
                         served as Director, Tax Administration, and from September
                         1994 to July 1995, Director, Performance Analysis.

David E. Knoll, 52       Mr. Knoll was elected to his present position in August
 Senior Vice President,  1994. From October 1992 to August 1994, he was Senior Vice
 Corporate Development   President, Marketing and Logistics and from October 1991 to
                         October 1992, Group Vice President, Refining and Marketing.
                         From November 1988 to October 1991, he was President of
                         Sun's domestic refining and marketing subsidiary.

Malcolm I. Ruddock, 53   Mr. Ruddock was elected to his present position in 1989.
 Treasurer

Sheldon L. Thompson, 57  Mr. Thompson was elected to his present position in October
 Senior Vice President   1992. From 1991 to October 1992, he was Vice President,
 and Chief               Chemicals, Lubricants and Technology and from 1989 to 1991,
 Administrative Officer  Vice President, Chemicals and Technology for Sun's domestic refining and marketing subsidiary.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 62 of the Company's 1995 Annual Report to Shareholders. The market exchanges on which the Company's stock is traded are listed on the cover page of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 26 of the Company's 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated herein by reference to pages 27-35 in the Company's 1995 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following information in the Company's 1995 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 36-39; the Notes to Consolidated Financial Statements on pages 40-54; the Report of Independent Accountants on page 55; the

Supplemental Financial and Operating Information on pages 57-61 (excluding the sections on Revenues Per Unit of Oil and Gas Production and Average Net Oil and Gas Production); and the Quarterly Financial and Stock Market Information on page 62.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  (a) In the fiscal year 1995, Coopers & Lybrand L.L.P. ("Coopers & Lybrand") served as independent accountants for the Company. Based on the results of a competitive bidding process, on September 7, 1995, the Company's management recommended and its Board of Directors subsequently approved the appointment of Ernst & Young LLP ("Ernst & Young") as independent accountants for the fiscal year 1996, subject to the approval of shareholders at the Company's 1996 Annual Meeting of Shareholders. The Company previously filed a Form 8-K dated September 11, 1995, as amended on September 26, 1995, announcing this change.

  (b) The report of Coopers & Lybrand on the Company's financial statements for the fiscal years ended December 31, 1994 and 1995 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 1994 and 1995, there were no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Coopers & Lybrand, would have caused it to make a reference to the subject matter of the disagreement(s), in connection with its report. In addition, during the fiscal years ended December 31, 1994 and 1995, Coopers & Lybrand did not advise the Company:

    (1) that the internal controls necessary for the Company to develop reliable financial statements did not exist;

    (2) that information had come to its attention that had led it to no longer be able to rely on management's representations, or that had made it unwilling to be associated with the financial statements prepared by management;

    (3) of the need to expand significantly the scope of its audit, or that information had come to its attention during such period that, if further investigated, might (i) materially have impacted the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report or (ii) have caused it to be unwilling to rely on management's representations or be associated with the Company's financial statements; or

    (4) that information had come to its attention that it had concluded materially impacts the fairness or reliability of either: (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report.

  (c) During the fiscal years ended December 31, 1994 and 1995, neither the Company nor anyone on its behalf consulted Ernst & Young regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company by Ernst & Young.

  (d) The Company requested that Coopers & Lybrand furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter dated March 7, 1996 was filed as Exhibit 16 to this Form 10-K.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement ("Proxy Statement") which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 1995.

  Information concerning the Company's executive officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1995, except that the Report of the Compensation Committee and the Stock Performance Graphs contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1995.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

  1.Consolidated Financial Statements:

      The information appearing in the Company's 1995 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

  2.Financial Statement Schedules:

                                                                            PAGE
                                                                            ----
       Report of Independent Accountants...................................  25
       Schedule II--Valuation Accounts.....................................  26

      Other schedules are omitted because the required information is shown elsewhere in this report, is not required or is not applicable.

  3.Exhibits:

        3.(i) --Articles of Incorporation of Sun Company, Inc., as amended and restated effective as of February 1, 1996.

       3.(ii) --Sun Company, Inc. Bylaws, as amended and restated effective as of February 1, 1996.

        4      --Instruments defining the rights of security holders of long-
                 term debt of the Company and its subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will provide the SEC a copy of any
                 instruments defining the rights of holders of long-term debt of the Company and its subsidiaries upon request.

       10.1*   --Sun Company, Inc. Long-Term Incentive Plan, as amended
                 effective as of February 1, 1996.

       10.2*   --Sun Company, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10(d) of the Form SE filed March 13, 1992,
                 File No. 1-6841).

       10.3*   --Sun Company, Inc. Directors' Deferred Compensation Plan, as
                 amended effective February 1, 1996.

       10.4*   --Sun Company, Inc. Deferred Compensation Plan, effective as of
                 July 1, 1986.

       10.5*   --Sun Company, Inc. Pension Restoration Plan, as amended and restated effective as of February 1, 1996.

       10.6*   --Sun Company, Inc. Executive Incentive Plan, as amended and restated effective January 1, 1992 and revised November 5, 1992
                 (incorporated by reference to Exhibit 10.9 of the Form SE filed
                 March 11, 1993, File No. 1-6841).

       10.7*   --Sun Company, Inc. Savings Restoration Plan, as amended and restated effective as of December 21, 1995.

       10.8*   --Sun Company, Inc. Non-Employee Directors Retirement Plan
                 (incorporated by reference to Exhibit 10(k) of the Company's
                 Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1988, File No. 1-6841). (This Plan was
                 terminated in February 1996.)

       10.9*   --Sun Company, Inc. Retainer Stock Plan for Outside Directors,
                 as amended and restated effective May 5, 1994.

       10.10* --Sun Company, Inc. Executive Long-Term Stock Investment Plan, as amended effective as of February 1, 1996.

       10.11*  --Memorandum of Agreement between Alexander B. Trowbridge and
                 Sun Company, Inc. (incorporated by reference to Exhibit 10.16 of the Form SE filed March 11, 1993, File No. 1-6841). (This agreement was terminated upon mutual consent as of December 31, 1995.)

       10.12*  --Consulting Agreement between James G. Kaiser and Sun Company,
                 Inc. (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1994, File No. 1-6841). (This agreement was terminated upon mutual consent as of December 31, 1995.)

       10.13  --Rights Agreement between Sun Company, Inc. and First Chicago
                Trust Company of New York dated as of February 1, 1996
                (incorporated by reference to Exhibit 99(b) of the Company's
                Current Report on Form 8-K dated February 2, 1996, File No. 1-
                6841).

       10.14  --Deposit Agreement for Series A Cumulative Preference Stock
                (incorporated by reference to Exhibit 99(g)(4) of the Sun
                Company, Inc. Schedule 13E-4 filed June 13, 1995, File No. 1-
                6841).

       10.15* --Form of Indemnification Agreement dated as of February 1, 1996, individually entered into between Sun Company, Inc. and various directors and officers as set forth more fully in the schedule attached therein.

       10.16 --Underwriting Agreement dated as of May 24, 1995 (regarding the offering of Suncor Inc. stock) (incorporated by reference to
                Exhibit 99.1 of the Company's Current Report on Form 8-K dated
                June 13, 1995, File No. 1-6841).

       10.17  --Instalment Receipt and Pledge Agreement effective as of June 8,
                1995 (regarding the offering of Suncor Inc. stock) (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated June 13, 1995, File No. 1-6841).

       11     --Statements re Sun Company, Inc. and Subsidiaries Computation of
                Per Share Earnings for the Years Ended December 31, 1995, 1994
                and 1993.

       12     --Statements re Sun Company, Inc. and Subsidiaries Computation of
                Ratio of Earnings to Fixed Charges for the Years Ended December
                31, 1995, 1994 and 1993.

       13     --Sun Company, Inc. 1995 Annual Report to Shareholders Financial
                Section.

       16     --Letter from Coopers & Lybrand L.L.P. dated March 7, 1996 regarding Change in Independent Accountants.

       21     --Subsidiaries of Sun Company, Inc.

       23     --Consent of Independent Accountants.

       24.1 --Power of Attorney executed by certain officers and directors of Sun Company, Inc.

       24.2 --Certified copy of the resolution authorizing certain officers to sign on behalf of Sun Company, Inc.

       27     --Article 5 of Regulation S-X, Financial Data Schedule.

--------
* These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.

(b) Reports on Form 8-K:

    The Company has not filed any reports on Form 8-K during the quarter ended December 31, 1995. A report on Form 8-K dated February 2, 1996 was filed to announce the adoption of a Shareholder Rights Plan.

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

     Sun Company, Inc.

By   s/Robert M. Aiken, Jr.
     Robert M. Aiken, Jr.
     Senior Vice President and Chief Financial Officer

Date March 7, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY OR ON BEHALF OF THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 7, 1996:

     SIGNATURES                              TITLES
     ----------                              ------
Robert M. Aiken, Jr.*             Senior Vice President and Chief Financial
--------------------------        Officer (Principal Financial Officer)
Robert M. Aiken,Jr.

Robert H. Campbell*               Chairman of the Board, Chief Executive
--------------------------        Officer, President and Director (Principal
Robert H. Campbell                Executive Officer)


Raymond E. Cartledge*             Director
--------------------------
Raymond E. Cartledge

Robert E. Cawthorn*               Director
--------------------------
Robert E. Cawthorn

Mary J. Evans*                    Director
--------------------------
Mary J. Evans

Thomas P. Gerrity*                Director
--------------------------
Thomas P. Gerrity

Thomas W. Hofmann*                Comptroller (Principal Accounting Officer)
--------------------------
Thomas W. Hofmann

James G. Kaiser*                  Director
--------------------------
James G. Kaiser

Robert D. Kennedy*                Director
--------------------------
Robert D. Kennedy

         SIGNATURES                              TITLES
         ----------                              ------

     Thomas W. Langfitt*            Director
     ---------------------
     Thomas W. Langfitt

     R. Anderson Pew*               Director
     ---------------------
     R. Anderson Pew

     Albert E. Piscopo*             Director
     ---------------------
     Albert E. Piscopo

     William F. Pounds*             Director
     ---------------------
     William F. Pounds

     Alexander B. Trowbridge*       Director
     -------------------------
     Alexander B. Trowbridge

*By  s/Robert M. Aiken, Jr.         Individually and as Attorney-in-Fact
     ----------------------
     Robert M. Aiken, Jr.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors, Sun Company, Inc.:

  Our report on the consolidated financial statements of Sun Company, Inc. and its subsidiaries has been incorporated by reference in this Form 10-K from page 55 of the Sun Company, Inc. 1995 Annual Report to Shareholders. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

2400 Eleven Penn Center
Philadelphia, PA 19103
February 13, 1996

                      SUN COMPANY, INC. AND SUBSIDIARIES
                        SCHEDULE II--VALUATION ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (MILLIONS OF DOLLARS)

                                           ADDITIONS
                                      -------------------
                           BALANCE AT CHARGED TO CHARGED               BALANCE
                           BEGINNING  COSTS AND  TO OTHER              AT END
                           OF PERIOD   EXPENSES  ACCOUNTS  DEDUCTIONS OF PERIOD
                           ---------- ---------- --------  ---------- ---------
For the year ended
 December 31, 1995:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $12        $ 8       $11(A)     $13(B)     $18
                              ===        ===       ===        ===        ===
For the year ended
 December 31, 1994:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $11        $ 2       $--        $ 1        $12
                              ===        ===       ===        ===        ===
For the year ended
 December 31, 1993:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $11        $ 2       $--        $ 2        $11
                              ===        ===       ===        ===        ===

--------
Notes:

(A) Represents the account balance, at June 30, 1995, of Sun's coal and cokemaking operations which previously had been accounted for as an investment held for sale. Effective June 30, 1995, this business became one of Sun's ongoing business units and is no longer held for sale. (See
    Note 2 to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.)

(B) Includes a $6 million deduction attributable to Suncor Inc., the Company's Canadian integrated oil company, reflecting its divestment on June 8, 1995. (See Note 2 to the Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders.)

                               INDEX TO EXHIBITS

Exhibit
Number                              Exhibit
-------                             -------
 3.(i)       -  Articles of Incorporation of Sun Company, Inc., as amended and restated effective as of February 1, 1996.

 3.(ii)      -  Sun Company, Inc. Bylaws, as amended and restated effective as of February 1, 1996.

 4           -  Instruments defining the rights of security holders of long-term
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

10.1*        -  Sun Company, Inc. Long-Term Incentive Plan, as amended effective as of February 1, 1996.

10.2*        -  Sun Company, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10(d) of the Form SE filed March 13, 1992,
                File No. 1-6841).

10.3*        -  Sun Company, Inc. Directors' Deferred Compensation Plan, as
                amended effective February 1, 1996.

10.4*        -  Sun Company, Inc. Deferred Compensation Plan, effective as of
                July 1, 1986.

10.5*        -  Sun Company, Inc. Pension Restoration Plan, as amended and restated effective as of February 1, 1996.

10.6*        -  Sun Company, Inc. Executive Incentive Plan, as amended and restated effective January 1, 1992 and revised November 5, 1992
                (incorporated by reference to Exhibit 10.9 of the Form SE filed
                March 11, 1993, File No. 1-6841).

10.7*        -  Sun Company, Inc. Savings Restoration Plan, as amended and restated effective as of December 21, 1995.

10.8*        -  Sun Company, Inc. Non-Employee Directors Retirement Plan
                (incorporated by reference to Exhibit 10(k) of the Company's
                Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1988, File No. 1-6841). (This Plan was terminated in February 1996.)

10.9*        -  Sun Company, Inc. Retainer Stock Plan for Outside Directors, as
                amended and restated effective May 5, 1994.

10.10*       -  Sun Company, Inc. Executive Long-Term Stock Investment Plan,
                as amended effective as of February 1, 1996.

10.11*       -  Memorandum of Agreement between Alexander B. Trowbridge and Sun
                Company, Inc. (incorporated by reference to Exhibit 10.16 of the Form SE filed March 11, 1993, File No. 1-6841). (This agreement was terminated upon mutual consent as of December 31, 1995.)

10.12*       -  Consulting Agreement between James G. Kaiser and Sun Company,
                Inc. (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 1994, File No. 1-6841). (This agreement was terminated upon mutual consent as of December 31, 1995.)

10.13        -  Rights Agreement between Sun Company, Inc. and First Chicago
                Trust Company of New York dated as of February 1, 1996 (incorporated by reference to Exhibit 99(b) of the Company's Current Report on Form 8-K dated February 2, 1996, File No. 1-6841).

10.14        -  Deposit Agreement for Series A Cumulative Preference Stock
                (incorporated by reference to Exhibit 99(g)(4) of the Sun Company, Inc. Schedule 13E-4 filed June 13, 1995, File No. 1-6841).

10.15*       -  Form of Indemnification Agreement dated as of February 1, 1996, individually entered into between Sun Company, Inc. and various directors and officers as set forth more fully in the schedule attached therein.

10.16        -  Underwriting Agreement dated as of May 24, 1995 (regarding the offering of Suncor Inc. stock) (incorporated by reference to
                Exhibit 99.1 of the Company's Current Report on Form 8-K dated June 13, 1995, File No. 1-6841).

10.17        -  Instalment Receipt and Pledge Agreement effective as of June 8,
                1995 (regarding the offering of Suncor Inc. stock) (incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated June 13, 1995, File No. 1-6841).

11           -  Statements re Sun Company, Inc. and Subsidiaries Computation of
                Per Share Earnings for the Years Ended December 31, 1995, 1994 and 1993.

12           -  Statements re Sun Company, Inc. and Subsidiaries Computation of
                Ratio of Earnings to Fixed Charges for the Years Ended December
                31, 1995, 1994 and 1993.

13           -  Sun Company, Inc. 1995 Annual Report to Shareholders
                Financial Section.

16           -  Letter from Coopers & Lybrand L.L.P. dated March 7, 1996 regarding Change in Independent Accountants.

21           -  Subsidiaries of Sun Company, Inc.

23           -  Consent of Independent Accountants.

24.1         -  Power of Attorney executed by certain officers and directors of Sun Company, Inc.

24.2         -  Certified copy of the resolution authorizing certain officers to sign on behalf of Sun Company, Inc.

27           -  Article 5 of Regulation S-X, Financial Data Schedule.

-----------
*These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.