Form 10-K/A
period 1995-12-31
SUN CO INC
filed 1996-04-22
CIK 95304

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

                              AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995 as set forth in the pages attached hereto:

     Part II. Item 8.    Financial Statements and Supplementary Data
     Part IV. Item 14.   Exhibits, Financial Statement Schedules, and
                         Reports on Form 8-K

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



     SUN COMPANY, INC.



BY   s/Thomas W. Hofmann
     Thomas W. Hofmann
     Comptroller
     (Principal Accounting Officer)

DATE April 22, 1996

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction F to Form 10-K and Rule 15(d)-21 under the Securities Exchange Act of 1934, the financial statements required by Form 11-K with respect to the Sun Company, Inc. & Subsidiaries Stock Supplement Plan are furnished as part of the Sun Company, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Plan Administrator of the Sun Company, Inc. & Subsidiaries
  Stock Supplement Plan:


We have audited the accompanying balance sheet of the Sun Company, Inc. & Subsidiaries Stock Supplement Plan as of December 31, 1994, and the related statements of income and changes in members' accounts for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above (pages 4 through 6) present fairly, in all material respects, the financial position of the Sun Company, Inc. & Subsidiaries Stock Supplement Plan as of December 31, 1995 and 1994, and the results of its operations and changes in members' accounts for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                        COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, PA  19103
March 29, 1996

                     SUN COMPANY, INC. & SUBSIDIARIES
                           STOCK SUPPLEMENT PLAN
                               BALANCE SHEET
                           AT DECEMBER 31, 1994*


ASSETS
- ------

                                                  1994
                                                --------
Cash designated to purchase Sun Company,
   Inc. common stock                           $ 55,664

Sun Company, Inc. common stock, at cost
   (6,310 shares) net of allowance for
   excess of cost over market value of
   $8,109                                       181,412
                                               --------
                                               $237,076
                                               ========


LIABILITIES AND MEMBERS' ACCOUNTS
- ---------------------------------

Payable to broker for securities purchased     $ 55,348

Members' accounts                               181,728
                                               --------
                                               $237,076
                                               ========
_____________
*No balance sheet has been presented as of December 31, 1995 since the Plan has no assets, liabilities or members' accounts at such date.  See Note 1 to the financial statements.



              See accompanying notes to financial statements.

                     SUN COMPANY, INC. & SUBSIDIARIES
                           STOCK SUPPLEMENT PLAN
           STATEMENTS OF INCOME AND CHANGES IN MEMBERS' ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                              1995       1994      1993
                                            ---------  --------- ---------

Contributions                               $ 564,476   $639,338  $566,929

Cost of shares of Sun Company, Inc.
   common stock distributed to
   members (25,841 shares in 1995,
   20,357 shares in 1994 and 22,434
   shares in 1993)                           (739,628)  (600,697) (564,621)

Cash distribution to members                   (6,576)        --        --

Unrealized loss on Sun Company, Inc.
   common stock held at December 31                --     (8,109)   (7,185)
                                            ---------  --------- ---------
Net increase (decrease) in members'
   accounts                                  (181,728)    30,532    (4,877)

Members' accounts at beginning of year        181,728    151,196   156,073
                                            ---------  --------- ---------

Members' accounts at end of year            $      --  $ 181,728 $ 151,196
                                            =========  ========= =========



              See accompanying notes to financial statements.

                     SUN COMPANY, INC. & SUBSIDIARIES
                           STOCK SUPPLEMENT PLAN
                       NOTES TO FINANCIAL STATEMENTS


1. The Sun Company, Inc. & Subsidiaries Stock Supplement Plan (the "Plan"), established July 1, 1975, had a fiscal year ending June 30. The Plan Administrator had adopted a calendar year for financial reporting purposes. Termination of the Plan effective December 31, 1995 (the "Termination") was approved by the Compensation Committee of the Company's Board of Directors on March 6, 1996. In connection with the Termination, contributions to the Plan were not permitted after September 30, 1995 and all assets of the Plan have been distributed. Accordingly, the Plan has no assets, liabilities or members' accounts at December 31, 1995.

   A participant had been permitted to contribute any whole percentage up to 20% of base pay. Every three months cash contributions from participants had been used to purchase whole shares of Sun Company, Inc. common stock ("Common Stock") which were then sent by the transfer agent to members as soon as practicable. Prior to the purchase of such shares, the cash was held by the Plan Trustee, CoreStates Bank.

   Common Stock held at December 31, 1994, which was stated at lower of cost or market, represented shares purchased for members for distribution in January 1995. Market value had been determined using the closing stock price of the Common Stock as reported in the New York Stock Exchange Composite Transactions quotations on the last business day of the year. The payable to broker for securities purchased represented amounts owed by the Plan at December 31, 1994 for shares purchased by the Trustee on behalf of the individual participants.

   At December 31, 1994 and 1993, there were 440 and 365 members, respectively. The average cost of shares distributed to members was $28.62, $29.51 and $25.17 in 1995, 1994 and 1993, respectively.

2. The Plan was not required to be qualified under the Internal Revenue Code; the federal tax treatment of a purchase of Common Stock under the Plan was the same as if the securities had been purchased on a securities exchange. In the event that Common Stock was purchased on the open market, brokerage commissions paid by Sun Company, Inc. were considered taxable income to the participant and withholding was required if the participant was a current employee.

3. All costs and expenses in administering the Plan were paid by Sun
   Company, Inc.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following document is filed as part of this report:

   3.  Exhibits:

       23  -   Consent of Independent Accountants for the Sun Company, Inc.
               & Subsidiaries Stock Supplement Plan.