Form 10-Q
period 1996-03-31
SUN CO INC
filed 1996-05-08
CIK 95304

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

At March 31, 1996, there were 73,809,007 shares of Common Stock, $1 par value and 12,500,000 shares of Cumulative Preference Stock--Series A, no par value, outstanding.

                              SUN COMPANY, INC.
                              -----------------

                                    INDEX



                                                              Page No.
                                                              --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31, 1996
           and 1995                                              3

           Condensed Consolidated Balance Sheets at
           March 31, 1996 and December 31, 1995                  4

           Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended March 31,
           1996 and 1995                                         5

           Notes to Condensed Consolidated Financial
           Statements                                            6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                           11

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                    17

  Item 6.  Exhibits and Reports on Form 8-K                     17



SIGNATURE                                                       19

                                   PART I
                            FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
- --------------------------------------------------------------------------
                                                        For the Three Months
                                                           Ended March 31
                                                        --------------------
                                                           1996       1995*
                                                         ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $368 in 1996 and $485 in 1995)         $2,531     $2,578
Interest income                                               4          2
Other income (Note 2)                                        10          8
                                                         ------     ------
                                                          2,545      2,588
                                                         ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses              1,923      1,752
Selling, general and administrative expenses                134        178
Taxes, other than income taxes                              400        520
Depreciation, depletion and amortization                     80         97
Exploratory costs and leasehold impairment                   --         10
Minority interest                                            --         10
Interest cost and debt expense                               20         31
Interest capitalized                                         --         (2)
                                                         ------     ------
                                                          2,557      2,596
                                                         ------     ------
Loss before credit for income taxes and cumulative
  effect of change in accounting principle                  (12)        (8)
Credit for income taxes                                      (7)        (1)
                                                         ------     ------
Loss before cumulative effect of change
  in accounting principle                                    (5)        (7)
Cumulative effect of change in accounting
  principle (Note 3)                                         --        (87)
                                                         ------     ------
NET LOSS                                                     (5)       (94)
Dividends on preference stock                               (11)        --
                                                         ------     ------
Net loss attributable to common stock                    $  (16)    $  (94)
                                                         ======     ======
Loss per share of common stock:**
  Loss before cumulative effect of change in
    accounting principle                                  $(.22)     $(.07)
  Cumulative effect of change in accounting principle        --       (.81)
                                                          -----      -----
  Net loss                                                $(.22)     $(.88)
                                                          =====      =====
Cash dividends paid per share:
  Preference stock***                                      $.90       $ --
  Common stock                                             $.25       $.45
- -------------
  *Restated to reflect the change in method of accounting for the impairment of long-lived assets, effective January 1, 1995 (Note 3). **Represents both primary and fully diluted loss per share (Note 4).
   Based on the weighted average number of common shares outstanding (in millions) of 73.9 in 1996 and 107.1 in 1995.
***Each share of preference stock is represented by two depositary shares.
   Each depositary share accrues dividends quarterly at a rate of $.45 per share, or one-half the rate paid on the preference stock.


                          (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries
                                                         At          At
                                                      March 31   December 31
                                                        1996        1995
(Millions of Dollars)                                    (UNAUDITED)
- --------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents                             $   12       $   14
Note receivable from divestment of Suncor
 common stock                                            133          130
Accounts and other notes receivable, net                 739          662
Inventories:
  Crude oil                                              181          184
  Refined products                                       240          272
  Materials, supplies and other                           69           66
Deferred income taxes                                    135          132
                                                      ------       ------
Total Current Assets                                   1,509        1,460

Investment in Real Estate Operations Held
  for Sale (Note 2)                                       87           87
Long-Term Receivables and Investments                    104          104
Properties, Plants and Equipment                       6,590        6,731
Less Accumulated Depreciation, Depletion
  and Amortization                                     3,368        3,469
                                                      ------       ------
Properties, Plants and Equipment, net                  3,222        3,262

Deferred Charges and Other Assets                        270          271
                                                      ------       ------
Total Assets                                          $5,192       $5,184
                                                      ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $  875       $  811
Accrued liabilities                                      483          521
Short-term borrowings                                     95           54
Current portion of long-term debt                          4            3
Taxes payable                                            139          141
                                                      ------       ------
Total Current Liabilities                              1,596        1,530

Long-Term Debt                                           886          888
Retirement Benefit Liabilities                           509          507
Deferred Income Taxes                                    123          122
Other Deferred Credits and Liabilities                   419          438
Commitments and Contingent Liabilities (Note 5)
Stockholders' Equity (Note 6)                          1,659        1,699
                                                      ------       ------
Total Liabilities and Stockholders' Equity            $5,192       $5,184
                                                      ======       ======

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
- -------------------------------------------------------------------------
                                                       For the Three Months
                                                          Ended March 31
                                                       --------------------
                                                           1996       1995
                                                          -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (5)     $ (94)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Cumulative effect of change in accounting
      principle                                              --         87
    Depreciation, depletion and amortization                 80         97
    Dry hole costs and leasehold impairment                  --          4
    Deferred income taxes                                    (1)         2
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                         (80)        13
      Inventories                                            32        (63)
      Accounts payable and accrued liabilities               39        (36)
      Taxes payable                                          (2)       (55)
    Other                                                   (10)         5
                                                           ----      -----
Net cash provided by (used in) operating activities          53        (40)
                                                           ----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (41)      (151)
  Cash provided by (used in) operations held
   for sale                                                   2         (8)
  Proceeds from divestments                                   1         30
  Other                                                      (3)         3
                                                           ----      -----
Net cash used in investing activities                       (41)      (126)
                                                           ----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                    41        103
  Proceeds from issuance of long-term debt                   --         32
  Repayments of long-term debt                               (1)       (12)
  Cash dividend payments on preference stock                (11)        --
  Cash dividend payments on common stock                    (19)       (48)
  Purchases of common stock for treasury                     (6)        --
  Other                                                     (18)        --
                                                           ----      -----
Net cash provided by (used in) financing activities         (14)        75
                                                           ----      -----
Net decrease in cash and cash equivalents                    (2)       (91)
Cash and cash equivalents at beginning of period             14        117
                                                           ----      -----
Cash and cash equivalents at end of period                 $ 12      $  26
                                                           ====      =====

                          (See Accompanying Notes)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------


1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the cumulative effect of change in accounting principle (Note 3). Results for the three months ended March 31, 1996 are not necessarily indicative of results for the full year 1996.

2.   Investments in Operations Held for Sale.

       Real Estate Operations

     Sun has been pursuing the disposition of the Company's investment in Radnor Corporation, its wholly owned real estate development subsidiary, since October 1991. This business is accounted for as an investment held for sale. As a result, pretax income from real estate operations, which totalled $1 million and breakeven for the three months ended March 31, 1996 and 1995, respectively, has been included as a single amount in other income in the condensed consolidated statements of operations.

     The assets and liabilities relating to real estate operations have been segregated in the condensed consolidated balance sheets and separately reflected as an investment in operations held for sale. Such amounts are detailed as follows:

                                                    March 31     December 31
                                                      1996           1995
                                                    --------     -----------
                                                      (Millions of Dollars)

     Inventories                                       $  80        $  83
     Properties, plants and equipment                    146          144
     Other assets                                         21           20
     Debt (Note 5)                                      (133)        (132)
     Other liabilities                                   (27)         (28)
                                                       -----        -----
     Investment in real estate operations
       held for sale                                   $  87        $  87
                                                       =====        =====

       Coal and Cokemaking Operations

     In January 1993, Sun decided to sell its coal and cokemaking operations. In connection with this decision, Sun sold its western U.S. coal operations during 1993 and certain of its eastern U.S. coal operations during 1994. Prior to June 30, 1995, Sun's coal and cokemaking operations had been accounted for as an investment held for sale. However, effective June 30, 1995, the remaining coal and cokemaking business became one of the Company's eight ongoing business units and is no longer held for sale. Accordingly, the condensed consolidated balance sheets of Sun as of March 31, 1996 and December 31, 1995 contain the accounts of its coal and cokemaking operations on a fully consolidated basis. The condensed consolidated statements of operations and cash flows reflect coal and cokemaking operations on a fully consolidated basis for the three months ended March 31, 1996 and as an operation held for sale for the three months ended March 31, 1995. The prior period condensed consolidated statements of operations and cash flows were not restated to give effect to this change in presentation because the impact of such a restatement would not have been material.

3.   Change in Accounting Principle.

     Effective January 1, 1995, Sun adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires companies to write down to estimated fair value long-lived assets that are impaired. The write-downs recognized in the first quarter of 1995 are reflected as a cumulative effect of change in accounting principle in the condensed consolidated statement of operations and relate to properties to be disposed of in the Company's real estate, coal and refining and marketing operations.
     The following table sets forth summary information concerning these write-downs (in millions of dollars):

                                                 Cumulative Effect
                                               of Accounting Change
                                              ---------------------
                                              Pretax      After-tax
                                              ------      ---------
     Real estate                                $ 33            $15
     Coal                                         45             29
     Refining and marketing*                      67             43
                                                ----            ---
                                                $145            $87
                                                ====            ===
     -------------
     *Primarily service stations and terminals.

     Other than the cumulative effect, this change did not have a significant impact on Sun's results of operations during the first quarter of 1995. The results of operations during the first quarters of 1995 and 1996 for all properties to be disposed of were not significant.

4.   Earnings Per Share.

     The primary loss per share for the first quarter of 1996 was computed by dividing losses, after deducting dividends on the preference stock issued in August 1995, by the weighted average number of common shares outstanding. Fully diluted earnings per share generally are determined by dividing earnings by the weighted average number of shares outstanding, assuming redemption of the preference shares for common stock. However, since the assumed redemption of preference shares in the first quarter of 1996 would have resulted in a smaller loss per share, fully diluted per share amounts are the same as those reported on a primary basis.

5.   Commitments and Contingent Liabilities.

     In 1992, a wholly owned subsidiary of the Company became a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $225 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. The construction of the facility, which had an initial designed capacity of 12,600 barrels daily of MTBE, was completed during 1995. As part of the financing of this project, BEF had borrowed $176 million, the total amount available under a construction loan facility, of which the Company had guaranteed one-third or $59 million. The construction loan was restructured into a five-year nonrecourse term loan with a first priority lien on all project assets.

     In order to obtain a secure supply of oxygenates for the manufacture of reformulated fuels, Sun has entered into a 10-year off-take agreement with BEF. Pursuant to this agreement, Sun will purchase all of the MTBE production from the plant. The minimum price to be paid for the first 12,600 barrels daily of MTBE production while the nonrecourse term loan is outstanding is equal to BEF's annual raw material and operating costs associated with this production and debt service payments. Notwithstanding this minimum price, Sun has agreed to pay BEF prices through May 2000 which approximate those included in existing MTBE long-term sales agreements in the marketplace. These prices have exceeded the minimum price required by the loan agreement. For the last four years the off-take agreement is in place, Sun will negotiate a new price with BEF based upon the market conditions existing at that time.

     The Company guarantees the outstanding debt of Radnor Corporation, its real estate operation held for sale. Such debt, which is due in January 2001, totalled $133 million at March 31, 1996 (Note 2).

     Sun is subject to numerous federal, state, local and foreign laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities including refineries, service stations, terminals, pipelines and truck transportation facilities as well as at third-party or formerly-owned sites at which contaminants generated by Sun may be located. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 1996, Sun had been named as a PRP at 48 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time. In addition, Sun is currently involved in litigation with a private party to determine responsibility for remediation at a formerly owned refinery in Oklahoma. Management believes that Sun is fully indemnified for this potential liability.

     Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation was classified in the condensed consolidated balance sheets as follows (in millions of dollars):
                                             At                 At
                                          March 31          December 31
                                            1996               1995
                                          --------          -----------
          Accrued liabilities               $ 37               $ 55
          Other deferred credits and
            liabilities                      157                144
                                            ----               ----
                                            $194               $199
                                            ====               ====

     Sun also accrues estimated dismantlement, restoration and abandonment costs at its international oil and gas production operations. This accrual, which totalled $57 million at March 31, 1996 and $56 million at December 31, 1995, is included in accumulated depreciation, depletion and amortization in the condensed consolidated balance sheets. Sun estimates that the total cost for such activities at these operations will be approximately $118 million.

     Pretax charges against income for environmental remediation and for dismantlement, restoration and abandonment totalled $3 and $7 million for the three months ended March 31, 1996 and 1995, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $8 million at March 31, 1996 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

     Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sun's net cash flow from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flow for any future quarter or year, management believes that any liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at March 31, 1996. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flow or liquidity.

6.   Stockholders' Equity.
                                                    At            At
                                                 March 31     December 31
                                                   1996          1995
                                                 --------     -----------
                                                 (Millions of Dollars)
     Cumulative preference stock - Series A,
      no par value                                $  750        $  750
     Common stock, par value $1 per share            130           130
     Capital in excess of par value                1,311         1,310
     Earnings employed in the business             1,483         1,518
                                                  ------        ------
                                                   3,674         3,708
     Less common stock held in treasury,
       at cost                                     2,015         2,009
                                                  ------        ------
     Total                                        $1,659        $1,699
                                                  ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            RESULTS OF OPERATIONS

Earnings Profile of Sun Businesses (after tax)
- ----------------------------------------------

                                       Three Months Ended
                                             March 31
                                       ------------------
                                        1996       1995      Variance
                                        ----       ----      --------
                                             (Millions of Dollars)

Sun Northeast Refining                  $(28)      $(37)       $  9

Sunoco Northeast Marketing                (1)         7          (8)

Sunoco Chemicals                           7         20         (13)

Sunoco Lubricants                          2         (9)         11

Sunoco MidAmerica Marketing &
  Refining                                (4)       (13)          9

Sunoco Logistics                          11         12          (1)

Sun Coal and Coke                          7          4           3

Sun International Production              19         19          --

Corporate expenses                        (5)        (6)          1

Net financing expenses                   (13)       (15)          2

Real estate operations held
  for sale                                --         --          --

Canada (Suncor)*                          --         11         (11)
                                        ----       ----        ----
                                          (5)        (7)          2

Cumulative effect of change in
  accounting principle**                  --        (87)         87
                                        ----       ----        ----
Consolidated net loss                   $ (5)      $(94)       $ 89
                                        ====       ====        ====
- ----------------
 *Sun sold its remaining 55 percent interest in Suncor Inc., the
  Company's former Canadian petroleum subsidiary, on June 8, 1995. **Consists of the impact of the cumulative effect of a change in the method of accounting for impairment of long-lived assets.

Analysis of Earnings Profile of Sun Businesses
- ----------------------------------------------

In the three-month period ended March 31, 1996, Sun had a net loss of $5 million, or $.22 per share of common stock, compared with a net loss of $94 million, or $.88 per share of common stock, for the first quarter of 1995. Excluding the cumulative effect of a change in accounting principle, Sun had a loss of $7 million, or $.07 per share of common stock, during the first three months of 1995.

Sun Northeast Refining -- The Sun Northeast Refining business, which consists of the manufacturing and wholesale marketing of fuels produced at Sun's Marcus Hook, PA and Philadelphia, PA refineries, had a loss of $28 million in the first quarter of 1996 compared to a loss of $37 million in the first quarter of 1995. The decline in the operating loss was due primarily to higher average wholesale fuels product margins ($19 million), partially offset by higher refinery operating expenses ($7 million) caused by an increase in refinery fuel costs. The improvement in wholesale fuels margins reflects the favorable impact of stronger market conditions for distillate and residual fuel products, partially offset by lower wholesale gasoline margins as gasoline prices did not keep pace with the rapid run-up in crude oil prices that occurred in the first quarter of 1996. Increased refinery maintenance activity also adversely impacted operating results during the current quarter.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business, which consists of the retail sale of gasoline and middle distillates in New England and the Mid-Atlantic states and convenience-store operations in these regions, lost $1 million in the current quarter versus income of $7 million in the first quarter of 1995. The decrease in operating results was due to lower average retail gasoline margins ($8 million) caused by the run-up in crude oil prices during the first quarter of 1996. The favorable impact of lower operating and administrative expenses was offset by a three percent decline in retail gasoline sales volumes attributable to the January 1996 record-breaking blizzard, which severely curtailed driving throughout the Northeast.

Sunoco Chemicals -- The Sunoco Chemicals business consists of the manufacturing and marketing of commodity and intermediate petrochemicals produced at the Marcus Hook and Philadelphia refineries, at an ethylene oxide plant in Brandenburg, KY and at a joint venture MTBE facility in Mont Belvieu, TX. Sunoco Chemicals earned $7 million in the first quarter of 1996 versus $20 million in the first quarter of 1995. The decline in earnings was primarily due to significantly lower margins for most petrochemicals products compared to the strong margins experienced in the first quarter of 1995. Production shortfalls due to maintenance activities at Sun's Northeast refineries also negatively impacted Sunoco Chemicals earnings during the period.

Sunoco Lubricants -- The Sunoco Lubricants business, which is comprised of the manufacturing, packaging and marketing of lubricating and specialty oils produced at Sun's Tulsa, OK and Puerto Rico refineries as well as the related manufacturing and wholesale marketing of fuels produced at these facilities, earned $2 million in the 1996 first quarter, compared to a loss of $9 million in the 1995 first quarter. The earnings improvement was primarily due to higher sales volumes of both lubricants and related fuels

($4 million) reflecting an increase in refinery production levels and to higher margins on wholesale fuels products ($13 million) primarily resulting from a stronger market for distillate products. These positive factors more than offset the impact of lower margins on lubricant products ($4 million) and higher operating expenses ($3 million) caused by an increase in refinery fuel costs.

Sunoco MidAmerica Marketing & Refining -- The Sunoco MidAmerica Marketing & Refining business consists of the retail sale of gasoline and middle distillates and convenience-store operations in the midwestern U.S. (primarily Ohio and Michigan) as well as the manufacturing and wholesale marketing of fuels and petrochemicals produced at Sun's Toledo, OH refinery. Sunoco MidAmerica Marketing & Refining lost $4 million during the quarter, compared to a loss of $13 million in the 1995 first quarter. Improved fuels margins ($14 million), particularly in the wholesale market, more than offset the decline in margins on petrochemicals produced at the Toledo refinery ($6 million). Higher refinery production levels also contributed to the improvement in operating results during the quarter ($2 million).

Sunoco Logistics -- The Sunoco Logistics business, which consists of pipeline transportation of crude oil and refined petroleum products, domestic crude oil acquisition from third-party leases, crude oil trucking and the Nederland, TX crude oil terminalling operation, earned $11 million in the first quarter of 1996 versus $12 million in the year-ago period. Lower throughput at the Nederland, Texas, crude oil terminal caused by industry reaction to backwardated crude oil markets contributed to the slightly lower earnings.

Sun Coal and Coke -- The Sun Coal and Coke business consists of coal production from mines in Virginia and Kentucky and coke manufacturing at the Company's facility in Vansant, VA. Sun Coal and Coke earned $7 million in the first quarter of 1996 versus $4 million in the first quarter of 1995. The increase in earnings was due to improved operations ($2 million) and higher coke margins ($1 million).

Sun International Production -- The Sun International Production business consists of the development, production and marketing of crude oil, condensate, natural gas liquids and natural gas located in the U.K. sector of the North Sea. Sun International Production earnings were $19 million in the 1996 first quarter, unchanged from the 1995 first quarter results. Higher crude oil prices ($3 million) and higher foreign exchange gains ($4 million) were offset by slightly lower natural gas volumes ($1 million) and prices ($1 million) and the absence of a $4 million after-tax gain from the settlement of litigation surrounding previously expropriated assets outside the U.K. North Sea included in the 1995 first quarter results.

Corporate -- Net financing expenses were down $2 million versus the year-ago quarter due to lower average total borrowings as the Company substantially reduced its debt level in the second half of 1995.

Real Estate Operations Held for Sale -- Real estate operations held for
sale broke even for both the current quarter and the year-ago period.   For
a further discussion of Sun's real estate operations held for sale, see
Note 2 to the condensed consolidated financial statements.

Cumulative Effect of Change in Accounting Principle -- For information concerning the change in method of accounting for the impairment of long-lived assets, see Note 3 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Operations
- -------------------------------------------------

Sales and other operating revenue decreased $47 million, or 2 percent, principally due to lower sales and other operating revenue attributable to Suncor ($340 million, including Canadian consumer excise taxes of $121 million) as a result of its divestment on June 8, 1995. This decline was partially offset by higher domestic refined product sales volumes ($59 million) and prices ($104 million), higher revenues from resales of purchased crude oil and refined products ($87 million) and the inclusion in the first quarter of 1996 of sales and other operating revenue attributable to Sun's coal and cokemaking business ($41 million) (see Note 2 to the condensed consolidated financial statements). Other income increased $2 million due to higher equity in earnings of affiliated companies ($3 million) and an increase in foreign exchange translation gains ($4 million), partially offset by the absence of a $4 million gain from the settlement of litigation surrounding previously expropriated assets recognized in the first quarter of 1995.

Cost of products sold and operating expenses increased $171 million, or 10 percent, primarily due to higher domestic crude oil and refined product acquisition costs ($126 million), higher resales of purchased crude oil and refined products ($89 million), higher domestic refinery operating expenses ($22 million) and the inclusion in the first quarter of 1996 of costs attributable to Sun's coal and cokemaking business ($27 million). The increase in cost of products sold and operating expenses was partially offset by lower costs and operating expenses attributable to Suncor ($129 million). Selling, general and administrative expenses decreased $44 million, or 25 percent, primarily due to lower expenses as a result of the Suncor divestment and cost containment efforts implemented during 1995. Taxes, other than income taxes decreased $120 million, or 23 percent, principally due to lower consumer excise taxes ($117 million) largely attributable to the Suncor divestment. Depreciation, depletion and amortization decreased $17 million, or 18 percent, primarily as a result of the Suncor divestment ($23 million). The $10 million decreases in exploratory costs and leasehold impairment and minority interest are due to the Suncor divestment. Interest cost and debt expense decreased $11 million, or 35 percent, due to lower average borrowings. For a discussion of the cumulative effect of change in accounting principle, see Note 3 to the condensed consolidated financial statements.

                             FINANCIAL CONDITION

Cash and Working Capital
- ------------------------

At March 31, 1996, Sun had cash and cash equivalents of $12 million compared to $14 million at December 31, 1995, and had a working capital deficit of $87 million compared to a working capital deficit of $70 million at December 31, 1995. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheet. The current replacement cost of all such inventories exceeds the carrying value at March 31, 1996 and December 31, 1995 by $667 million and $528 million, respectively. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for its ongoing operations.

Cash Flows and Financial Capacity
- ---------------------------------

In the first quarter of 1996, Sun's net cash provided by operating activities ("cash generation") was $53 million compared to $40 million of cash used in operating activities in the first quarter of 1995. This $93 million improvement was largely due to a decrease in working capital uses pertaining to operating activities.

Management believes that future cash generation will be sufficient to satisfy Sun's capital requirements and to pay the current cash dividends on common and preference stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from divestment and financing activities. In the event that cash generation and divestment proceeds are insufficient to satisfy near-term cash requirements, the Company has access to $600 million of short-term financing in the form of commercial paper and revolving credit agreements from commercial banks. The Company also has access to short-term financing under non-committed money market facilities.

The following table sets forth amounts outstanding related to the above short-term borrowing arrangements as well as to Sun's other borrowings at:

                                          March 31         December 31
                                            1996               1995
                                          --------         -----------
                                              (Millions of Dollars)
Short-term borrowings
   Commercial paper                          $ 20               $  4
   Non-committed money market
     facilities                                75                 50
                                             ----               ----
                                               95                 54
Current portion of long-term debt               4                  3
Long-term debt                                886                888
                                             ----               ----
Total borrowings                             $985               $945
                                             ====               ====

As of March 31, 1996, Sun's debt-to-capital ratio was 37.3 percent. Management believes there is sufficient borrowing capacity available to provide for Sun's future cash requirements.

Acquisition of Transok, Inc.
- ----------------------------

On May    , 1996, Sun and National Fuel Gas Company ("National") entered into an agreement to purchase all of the outstanding stock of Transok, Inc. ("Transok") through a joint venture company one-half owned by both Sun and National. Transok, a wholly-owned subsidiary of Central and South West Corporation, is a natural gas transmission, storage, marketing, gathering and processing company based in Tulsa, OK. The aggregate purchase price is
expected to approximate $    million plus the assumption of an estimated
$200 million of long-term debt by the joint venture.  The transaction is
expected to be financed through cash payments of $    million by both Sun
and National and the issuance of $    million of nonrecourse long-term debt
by the joint venture. The purchase should be completed by mid-year, following required regulatory approval.

                                   PART II
                              OTHER INFORMATION


Item 1.   Legal Proceedings

     On March 29, 1996, The United States Environmental Protection Agency, acting through the U.S. Department of Justice filed an action against Sun Pipe Line Company and Atlantic Pipeline Corporation in the United States District Court for the Western District of Pennsylvania, seeking civil penalties in excess of $100,000 to resolve certain alleged violations of the Oil Pollution Act of 1990 that arose in connection with a crude oil leak in 1994 near Robinson, PA.

     The United States Environmental Protection Agency, Region II, and the U.S. Department of Justice are seeking civil penalties in excess of $100,000 to resolve several alleged Clean Air Act violations that have been the subject of two Notices of Violation and two Compliance Orders over the past four years at the Sun Company, Inc. (R&M) Yabucoa, Puerto Rico refinery.

     Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings, including those discussed above, would not be material in relation to the consolidated financial position of Sun at March 31, 1996.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     11 - Statements re Sun Company, Inc. and Subsidiaries Computation of
          Per Share Earnings for the Three-Month Periods Ended March 31, 1996 and 1995.

     12 - Statement re Sun Company, Inc. and Subsidiaries Computation of
          Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 1996.

     27 - Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

     During the first quarter of 1996, the Company filed the following reports on Form 8-K:

     . A report dated February 2, 1996 was filed to disclose the adoption of a Shareholder Rights Plan.

     . A report dated March 7, 1996 was filed to disclose the intention of The Glenmede Trust Company in its capacity as trustee or co-trustee of the Pew Charitable Trusts to sell a portion of its capital stock holdings in Sun Company, Inc. through an underwritten secondary offering.

     . A report dated March 20, 1996 was filed to disclose the Company's net income for the first two months of 1996.

                        *****************************

We are pleased to furnish this report to shareholders who request it by writing to:


                    Sun Company, Inc.
                    Investor Relations
                    Ten Penn Center
                    1801 Market Street
                    Philadelphia, PA  19103-1699

                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     SUN COMPANY, INC.



BY   s/ THOMAS W. HOFMANN
     -----------------------
     Thomas W. Hofmann
     Comptroller
     (Principal Accounting Officer)

DATE May 7, 1996