Form 10-K/A
period 1995-12-31
SUN CO INC
filed 1996-06-14
CIK 95304

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



        SUN COMPANY, INC.



BY      s/Thomas W. Hofmann
        ------------------------------
        Thomas W. Hofmann
        Comptroller
        (Principal Accounting Officer)

DATE    June 14, 1996

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

We have audited the accompanying statements of net assets available for plan benefits of the Sun Company, Inc. Capital Accumulation Plan (Plan) as of December 31, 1995 and 1994, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above (pages 4 through 22) present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1995 and 1994, and the changes in net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Plan (pages 23 and 24), Assets Held for Investment Purposes at
December 31, 1995 and Schedule of Reportable Transactions for the Year Ended December 31, 1995 are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for plan benefits and the statements of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.






                                           COOPERS & LYBRAND L.L.P.

2400 Eleven Penn Center
Philadelphia, PA  19103
May 31, 1996

                                                              SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                         AT DECEMBER 31, 1995


ASSETS                                FUND A        FUND B        FUND C         FUND D      ESOP FUND      LOAN FUND     TOTAL
- ------                             -----------   -----------   ------------   -----------  ------------     ---------  ------------

Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)            $89,996,014   $80,493,176   $239,466,149   $        --  $        --      $       -- $409,955,339
Other investments (Notes 1 and 2):
  Short-term funds                          --            --             --       128,692      445,334              --      574,026
  Sun Common Stock (942,681 shares
    in Fund D and 3,261,342 shares
    in the ESOP Fund)                       --            --             --    25,805,892   89,279,237              --  115,085,129
Loans receivable from participants,
  including accrued interest (Note 1)       --            --             --            --           --       7,931,710    7,931,710
Other receivables                        2,502         2,238         34,238        23,118       14,818             116       77,030
Interfund transfer
    receivable (payable)             1,546,738     1,014,652     (1,386,803)     (172,216)  (1,002,371)             --           --
                                   -----------   -----------   ------------   -----------  -----------      ----------  ------------
Total assets                        91,545,254    81,510,066    238,113,584    25,785,486   88,737,018       7,931,826   533,623,234
                                   -----------   -----------   ------------   -----------  -----------      ----------  ------------

LIABILITIES
- -----------

Miscellaneous payables                  65,799       138,498        162,837        17,309       54,591              --       439,034
                                   -----------   -----------   ------------   -----------  -----------      ----------  ------------
Total liabilities                       65,799       138,498        162,837        17,309       54,591              --       439,034
                                   -----------   -----------   ------------   -----------  -----------      ----------  ------------
NET ASSETS AVAILABLE FOR
PLAN BENEFITS (Notes 3 and 6)      $91,479,455   $81,371,568   $237,950,747   $25,768,177  $88,682,427      $7,931,826  $533,184,200
                                   ===========   ===========   ============   ===========  ===========      ==========  ============



                                                            See accompanying notes to financial statements.

                                                              SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                 FOR THE YEAR ENDED DECEMBER 31, 1995
                                 FUND A        FUND B        FUND C         FUND D       ESOP FUND      LOAN FUND        TOTAL
                              -----------   -----------   ------------   -----------    ------------   ------------  ------------
Additions (deductions):

  Employees' contributions    $ 4,639,952    $ 4,080,532   $  10,774,483  $ 3,824,339   $         --    $       --     $ 23,319,306

  Employers' contributions      2,336,115      2,047,145       5,347,983    1,887,766      2,123,967            --       13,742,976

  Transfers and rollovers
    from tax-qualified plans
    (Note 1):
      MidCAP                      612,947        210,523       3,954,908           --             --            --        4,778,378
      Other                       577,587        691,136       3,091,631       25,021         18,012            --        4,403,387

  Interfund transfers          20,313,677     12,317,858      (5,804,880)  (7,693,422)   (26,404,071)    7,270,838               --

  Dividends on Sun Common
    Stock                              --             --              --    1,332,211      5,236,227            --        6,568,438

  Interest income                      --             --              --           --             --        99,122           99,122

  Income from collective trust
    funds                              --             --              --       31,395        120,441            --          151,836

  Increase in value of
    participation in Sun
    Company, Inc. Defined
    Contribution Master
    Trust (Notes 1 and 3)      19,873,497     16,286,282      17,466,560           --             --            --       53,626,339

  Net depreciation in
    fair value of Sun
    common stock (Note 3)              --             --              --   (1,007,541)    (3,887,422)           --       (4,894,963)

  Benefits paid to
    participants (Note 6)      (4,721,748)    (4,595,595)    (27,416,858)    (642,597)    (3,992,166)       (4,812)     (41,373,776)

  Administrative expenses
    (Note 2)                      (82,355)      (224,783)       (543,092)    (102,195)      (390,381)           --       (1,342,806)
                              -----------    -----------    ------------  -----------   ------------    ----------     ------------
Net additions (deductions)     43,549,672     30,813,098       6,870,735   (2,345,023)   (27,175,393)    7,365,148       59,078,237

Net assets available for
  plan benefits,
  January 1, 1995              47,929,783     50,558,470     231,080,012   28,113,200    115,857,820       566,678      474,105,963
                              -----------    -----------    ------------  -----------   ------------    ----------     ------------
Net assets available for
  plan benefits,
  December 31, 1995           $91,479,455    $81,371,568    $237,950,747  $25,768,177   $ 88,682,427    $7,931,826     $533,184,200
                              ===========    ===========    ============  ===========   ============    ==========     ============
                                                            See accompanying notes to financial statements.

                                                              SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                         AT DECEMBER 31, 1994


ASSETS                                FUND A        FUND B        FUND C         FUND D      ESOP FUND      LOAN FUND     TOTAL
- ------                             -----------   -----------   ------------   -----------  ------------     ---------  ------------

Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)            $47,861,671   $50,868,387   $230,497,112   $        --  $         --     $     --   $329,227,170
Other investments (Notes 1 and 2):
  Short-term funds                          --            --             --       247,242     1,012,431           --      1,259,673
  Sun Common Stock (977,063 shares
    in Fund D and 4,006,050 shares
    in the ESOP Fund)                       --            --             --    28,090,561   115,173,932           --    143,264,493
Loans receivable from participants
  (Note 1)                                  --            --             --            --            --      561,794        561,794
Other receivables                           --             4             --             8         4,708        4,884          9,604
Interfund transfer
    receivable (payable)                82,724      (266,118)       705,321      (217,623)     (304,304)          --             --
                                   -----------   -----------   ------------   -----------  ------------     --------   ------------
Total assets                        47,944,395    50,602,273    231,202,433    28,120,188   115,886,767      566,678    474,322,734
                                   -----------   -----------   ------------   -----------  ------------     --------   ------------

LIABILITIES
- -----------

Miscellaneous payables                  14,612        43,803        122,421         6,988        28,947           --        216,771
                                   -----------   -----------   ------------   -----------  ------------     --------   ------------
Total liabilities                       14,612        43,803        122,421         6,988        28,947           --        216,771
                                   -----------   -----------   ------------   -----------  ------------     --------   ------------
NET ASSETS AVAILABLE FOR
PLAN BENEFITS (Notes 3 and 6)      $47,929,783   $50,558,470   $231,080,012   $28,113,200  $115,857,820     $566,678   $474,105,963
                                   ===========   ===========   ============   ===========  ============     ========   ============



                                                            See accompanying notes to financial statements.

                                                              SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                         STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                 FOR THE YEAR ENDED DECEMBER 31, 1994
                                 FUND A        FUND B        FUND C         FUND D       ESOP FUND      LOAN FUND          TOTAL
                              -----------   -----------   ------------   -----------    ------------   ------------    ------------
Additions (deductions):

  Employees' contributions    $ 3,906,456   $ 3,427,500   $ 10,451,432   $ 3,193,402    $         --   $         --    $ 20,978,790

  Employers' contributions             --            --             --            --      12,466,416             --      12,466,416

  Transfers and rollovers
    from tax-qualified plans
    (Note 1):
      Chevron                     968,630       988,011      1,458,125     2,579,707          96,170        646,311       6,736,954
      Other                       131,150       351,661      2,614,644       106,380          99,404             --       3,303,239

  Interfund transfers            (295,098)   (1,389,417)     7,203,295     1,032,375      (6,460,090)       (91,065)             --

  Dividends on Sun
    Common Stock                       --            --             --     1,416,862       6,851,183             --       8,268,045

  Interest income                      --            --             --            --              --         11,432          11,432

  Income from collective trust
    funds                              --            --             --        10,563          49,225             --          59,788

  Increase (decrease) in value
    of participation in Sun
    Company, Inc. Defined
    Contribution Master Trust
    (Notes 1 and 3)               641,052      (974,846)    14,983,455            --              --             --      14,649,661

  Net depreciation in fair
    value of Sun Common
    Stock (Note 3)                     --            --             --      (569,233)     (2,080,635)            --      (2,649,868)

  Benefits paid to
    participants (Note 6)      (2,178,261)   (3,080,225)   (15,638,377)     (195,825)     (3,668,263)            --     (24,760,951)

  Administrative expenses
    (Note 2)                      (49,817)     (170,392)      (446,778)      (28,493)       (135,354)            --        (830,834)
                              -----------   -----------   ------------   -----------    ------------       --------    ------------
Net additions (deductions)      3,124,112      (847,708)    20,625,796     7,545,738       7,218,056        566,678      38,232,672

Net assets available for
  plan benefits,
  January 1, 1994              44,805,671    51,406,178    210,454,216    20,567,462     108,639,764             --     435,873,291
                              -----------   -----------   ------------   -----------    ------------       --------    ------------
Net assets available for
  plan benefits,
  December 31, 1994           $47,929,783   $50,558,470   $231,080,012   $28,113,200    $115,857,820       $566,678    $474,105,963
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

        Contributions:
        -------------

        In general, a participant may contribute to the Plan up to 5% in whole percentages of base pay on a pre-tax basis (Basic Pre-Tax Contributions) or on a post-tax basis (Basic Post-Tax Contributions). The participant also may elect to make additional contributions up to 10% of base pay provided, however, that Basic Pre-Tax or Basic Post-Tax Contributions are at least 5% of base pay. The additional 10% may be contributed either on a pre-tax basis (Additional Pre-Tax Contributions), post-tax basis (Additional Post-Tax Contributions) or any combination thereof. For certain participants, limitations imposed by the Internal Revenue Code of 1986, as amended (Code), as described below, restrict their ability to make Basic Pre-Tax Contributions or Additional Pre-Tax Contributions. However, such participants may make Basic Post-Tax Contributions and Additional Post-Tax Contributions such that the sum of their total and employer contributions do not exceed other limits imposed by the Plan or the Code.

        For every dollar a participant contributes as Basic Contributions, Sun contributes another full dollar (Matching Employer Contributions).

        Pre-tax contributions by each participant may not exceed an annual limit which is subject to annual upward adjustment for increases in the cost of living as determined under Internal Revenue Service (IRS) regulations. This limit was $9,240 for 1994 and 1995, and will be $9,500 for 1996.

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

        The Plan contains a special provision designed to permit the Plan to borrow money to purchase a significant number of shares of Sun Common Stock. Such borrowing could only occur upon the action of the Board of Directors of Sun Company, Inc. If this should occur, the securities purchased with the proceeds of such a loan will not be allocated immediately to the accounts of Plan participants but will be held by the Plan in an unallocated suspense account. Securities will be released from the suspense account as the loan is repaid and will be allocated to participants' accounts according to the ratio which the participant's compensation bears to the compensation of all participants in the Plan. No participant contributions will be required or permitted in paying off the loan. Further, subject to applicable limitations imposed by Section 415 of the Code and limitations on allocations as set forth in the Plan, any securities which are allocated to participants' accounts as a result of the repayment of the loan may, in the discretion of the Plan Administrator, be used to satisfy Sun's obligation with respect to any Matching Employer Contributions. As of December 31, 1995, no borrowings had been approved.

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

        The following table sets forth each fund's respective share of the total net assets of the corresponding Master Trust fund at December 31, 1995 and 1994:
                                             1995                    1994

                         Fund A           99.4952%                 98.3866%
                         Fund B           98.9478%                 98.7724%
                         Fund C           91.1646%                 91.4081%

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

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

        Fund C:       The Capital Preservation Fund - a fund to be invested in:
                      (1) a series of contracts with insurance companies or other financial institutions where the repayment of principal and payment of interest at a fixed rate for a fixed period of time are backed by the financial strength of such financial institutions (standard investment contracts); (2) contracts with financial institutions backed by the types of obligations described below (synthetic investment contracts); (3) U.S. government-backed and agency obligations; or (4) fixed income securities of corporations rated "investment grade" and high-quality asset-backed securities primarily rated "AAA."

                      At December 31, 1995, Fund C of the Master Trust is principally invested in both standard and synthetic investment contracts. Identified below are the insurance companies and other financial institutions that have entered into standard investment contracts as of December 31, 1995 and 1994 with the Master Trust to pay interest on funds invested with them:

                                         SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                          NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------
                                                                                                 % of
                                                                                             Master Trust
                                                                                                Fund C
                                                                                              Net Assets
                                                         Effective Annual                      at 12/31             Last
                                                           Interest Rate                    -------------         Maturity
Financial Institution                                    (Net of Expenses)                   1995    1994           Date
- ---------------------                                    -----------------                  -------------         --------
CIGNA Corporation                                                  9.00%                  1%         3%            1/13/96
Hartford Life Insurance Company                                    8.31%                  2          3             7/15/97
Metropolitan Life Insurance Company                                9.25%                  -          4             5/31/95
Metropolitan Life Insurance Company                                7.41%                  2          2             9/15/99
Morgan Bank (Delaware)                                             8.56%                  3          3             1/16/96
New York Life Insurance Co.                                        7.35%                  2          2             3/17/97
New York Life Insurance Co.                                        8.07%                  3          3            10/16/00
Principal Mutual Life Insurance
  Company                                                          9.15%                  -          2             9/29/95
Principal Mutual Life Insurance
  Company                                                          9.22%                  6          9             6/30/97
Provident National Assurance Co.                                   8.70%                  4          4             6/20/96
Provident National Assurance Co.                                   8.46%                  -          1            11/15/95
Provident National Assurance Co.                                   8.35%                  4          3             5/15/96
Prudential Asset Management Co.                                    8.76%                  -          5              1/3/95
Prudential Asset Management Co.                                    5.53%                  5          5            12/31/98
The Travelers Companies                                            9.66%                  -          1             2/28/95
Safeco Life Insurance Companies                                    7.05%                  2          -             6/15/00
Other                                                              6.96%                  -          1             9/15/96
                                                                                         ---        ---
                                                                                         34%*       51%*
                                                                                         ===        ===
- -------------
*The remaining 66% and 49% of the net assets of Fund C of the Master Trust at December 31, 1995 and 1994, respectively, are invested in synthetic investment contracts (58% and 41%) and in collective trust funds (8% and
  8%) maintained by Bankers Trust Company and Wells Fargo Institutional
  Trust Company.  The collective trust funds are comprised primarily of
  U.S. government-backed and agency obligations and short-term investments.


               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                NOTES TO FINANCIAL STATEMENTS (Continued)


1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

                      The Plan's relative interest in the standard investment contracts with insurance companies or other financial institutions described above represents the maximum potential credit losses from concentrations of credit risk in Fund C in accordance with the provisions of Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" (SFAS No. 105). SFAS No. 105 requires that such losses be determined assuming (1) complete nonperformance by the counterparties to the transactions and (2) any related collateral has no value. There is no collateral associated with the investments in Fund C.
                      Plan management believes that future credit losses of the Plan's investment in Fund C of the Master Trust, if any, would not be material in relation to Fund C's net assets available for plan benefits at December 31, 1995. There are no other significant concentrations of credit risk in other Plan assets.

                      The Master Trust also has entered into synthetic investment contracts with Bankers Trust Company, National Westminster Bank plc, People's Security Life Insurance Company and Transamerica Life Companies. The synthetic investment contracts are composed of underlying assets and "wrappers", which are contracts that enable withdrawals to be made at contract value, rather than at the market value of the underlying assets. The contracts have underlying assets invested either directly or through collective trust funds in government agency-backed collateralized mortgage obligation issues, government and corporate bonds and other asset-backed securities. The contracts are presented below in two separate portfolios based upon the investment strategy for the underlying assets. The assets in the "Buy and Hold Portfolios" are expected to be held until maturity, while the "Managed Portfolios" are actively managed to reflect changing market conditions. Interest crediting rates for these contracts are reset at least quarterly, as specified in the respective contracts. The following table details for each contract respective

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

                      interest crediting rates and percentage of the net assets of Fund C of the Master Trust at December 31, 1995 and 1994:


                                                                                                    % of Master Trust
                                                                                                         Fund C
                 Financial Institutions                            Average Interest                    Net Assets
                 Providing Wrapper                                  Crediting Rate                      at 12/31
                 ----------------------                            ----------------                 -----------------
                                                                   1995        1994                  1995        1994
                                                                   ----        ----                  ----        ----
                 Buy and Hold Portfolios:
                 -----------------------
                 Bankers Trust Company                            8.25%                                2%         --%

                 National Westminster Bank plc                    6.25%                                2          --

                 People's Security Life
                  Insurance Co.                                   5.85%        5.57%                   6          13

                 Transamerica Life Companies                      6.52%        6.66%                  12           8

                 Managed Portfolios:
                 ------------------
                 Bankers Trust Company                            6.69%        6.33%                  20          20

                 People's Security Life
                  Insurance Co.                                   6.89%                               16          --
                                                                                                     ----        ----
                                                                                                      58%         41%
                                                                                                     ====        ====


                      Over time, the contracts will earn the rate of return of the underlying assets.

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

        Investment Earnings Reinvestment/Distribution:
        ---------------------------------------------

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

        Rollovers, Withdrawals and Transfers:
        ------------------------------------

        Certain employees of Sun may roll over the taxable portion of a distribution from a tax-qualified plan of a previous employer into the Plan, provided certain conditions imposed by the Plan Administrator are met. Effective May 1, 1995, all employees of Mid-Valley Pipeline Company, an affiliate of Sun, became employees of Sun and participants in the Plan. In connection therewith, the Mid-Valley Pipeline Company Capital Accumulation Plan (MidCAP) was merged into the Plan at such time. In addition, in conjunction

                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

        with Sun's August 1994 acquisition of the Chevron U.S.A. (Chevron) Girard Point refinery and related assets, certain Chevron employees became eligible to participate in the Plan and elected to roll over the taxable portion of their distributions from Chevron's tax-qualified plan into the Plan. The MidCAP and Chevron transfers are separately reflected by fund in the statements of changes in net assets available for plan benefits.

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

        Loans to Participants
        ---------------------

        The Plan Administrator has the authority, in his sole discretion, to direct the Trustee to lend a participant an amount not exceeding certain portions of the participant's account balance in the Plan. Prior to October 9, 1995, the Plan Administrator did not permit any loans to Plan participants, except for loans that were outstanding from participants of Chevron's tax-qualified plan which had been transferred into the Plan. Effective October 9, 1995, the Plan Administrator elected to permit loans to Plan participants. Participants are eligible to borrow if they are on the active payroll of Sun and have a Plan account balance of at least $2,000. The minimum loan amount is $1,000, while the maximum loan amount is the lesser of (a) $50,000 adjusted downward by the highest outstanding

                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

        loan balance in the past twelve months or (b) one-half the value of the participant's account balance. Participants are permitted to borrow only once in a twelve-month period and to have no more than two loans outstanding at any time. Loan proceeds are withdrawn from each fund in which the participant has an account balance on a pro rata basis and are not taxable to the participant when received. Any loan which is not repaid is in default and the outstanding loan balance (including accrued interest thereon) is treated as a distribution from the Plan. Loans and related activity are reflected in the Loan Fund in the accompanying financial statements. As loans receivable (including interest thereon) are repaid, amounts are transferred into Funds A, B, C and D in the same proportion as the participant's current contributions.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Use of Estimates:
        ----------------

        Certain amounts included in the accompanying financial statements and related footnotes reflect the use of estimates based on assumptions made by the Plan's management. Actual amounts could differ from these estimates.

        Investments:
        -----------

        The valuation of the Plan's interests in collective trust funds or its relative interest in such funds held by the Master Trust is based on the closing market price on the last business day of the year of the assets held in the funds; the Plan's relative interest in such funds is determined by the Trustee on a unit-method basis. The Plan's relative interest in investments in both standard and synthetic investment contracts with insurance companies or other financial institutions held by the Master Trust are stated at contract value. Contract value represents contributions made under the contract plus interest accrued at the contract rate less any withdrawals. Standard investment contracts earn interest at fixed rates while synthetic investment contracts earn interest at rates that are reset at least quarterly as specified in the respective contract. The Master Trust's management believes that the contract value of all of its investment contracts approximates fair value. However, since there is no significant secondary market for these investments, contract value may not be indicative of amounts that could be realized in a current market exchange. The valuation of Sun Common Stock is based on the closing market price reported on the New York Stock Exchange on the last business day of the Plan year.

        Purchases and sales of securities are reflected on a trade-date basis. Dividend income is reported on the ex-dividend date; interest income

                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
        ------------------------------------------------------

        is recorded as earned on an accrual basis. In the statements of changes in net assets available for plan benefits, the net appreciation (depreciation) in the fair value of Sun Common Stock consists of the realized gains or losses and the unrealized appreciation (depreciation) on Sun Common Stock.

        Benefits Paid to Participants:
        -----------------------------

        Benefits paid to participants, which include withdrawals and distributions, are recorded upon distribution.

        Administrative Expenses:
        -----------------------

        With the exception of the PAYSOP sub-account under the ESOP Fund, all brokerage fees, taxes and other expenses related to the purchase and sale of securities in Funds A, B, D and the ESOP Fund are paid out of the respective assets of such funds. All investment expenses of Fund C are paid out of the assets of such fund. All other costs and expenses (other than the cost of services provided by Sun employees which are paid by Sun) incurred in administering the Plan are generally charged, pro rata, to each of the respective funds. Up to $100,000 of expenses related to the PAYSOP sub-account under the ESOP Fund are paid from the sub-account; thereafter, all expenses are paid by Sun.

3.      SUPPLEMENTAL INFORMATION
        ------------------------

        The net asset value per unit and the number of units in the Plan at December 31, 1995 and 1994, respectively, are as follows:

                    At December 31, 1995    At December 31, 1994
                   ---------------------   ---------------------
                   Net Asset    Number     Net Asset    Number
                     Value        of         Value        of
                   Per Unit     Units      Per Unit     Units
                   --------    --------    --------   ----------
             Fund A                  $6.472              14,134,650            $4.750            10,090,481
        Fund B                       $4.140              19,654,968            $3.198            15,809,403
        Fund C                       $3.454              68,891,357            $3.220            71,763,979
        Fund D                       $ .739              34,868,981            $ .773            36,368,952
        ESOP Fund                    $1.619              54,776,051            $1.692            68,473,889

                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

3.      SUPPLEMENTAL INFORMATION (Continued)
        ------------------------------------

        Net asset value per unit is computed by dividing the value of all members' accounts by the units outstanding.

        The increase (decrease) in value of participation in the Sun Company,Inc. Defined Contribution Master Trust by fund for the years ended December 31, 1995 and 1994 was composed of the following:

                                            1995                                             1994
                          -------------------------------------------      -----------------------------------------
                            Fund A          Fund B           Fund C         Fund A          Fund B          Fund C
                          -----------     -----------      ----------      ---------       ---------       ---------

       Interest income    $        --     $        --      $15,752,606   $       --      $        --     $14,840,199
       Income from
         collective
         trust funds        1,682,481       2,917,278        1,330,533    1,330,750        2,575,174         716,479
       Net appreciation
         (depreciation)
         in fair value
         of investments    18,191,016      13,369,004          383,421     (689,698)      (3,550,020)       (573,223)
                          -----------     -----------      -----------   ----------      -----------     -----------

                          $19,873,497     $16,286,282      $17,466,560   $  641,052      $  (974,846)    $14,983,455
                          ===========     ===========      ===========   ==========      ===========     ===========

4.      SUN COMPANY, INC. TENDER OFFER
        ------------------------------

        On June 13, 1995, Sun Company, Inc. announced an extensive operational and financial restructuring of the Company, including a reduction in the annual dividend rate on Sun Common Stock from $1.80 to $1.00 per share, an offer to exchange up to 25,000,000 newly-issued depositary shares each representing one-half share of its Series A Cumulative Preference Stock for an equal number of shares of Sun Common Stock (Exchange Offer) and an offer to repurchase in a "Dutch Auction" up to 6,400,000 shares of Sun Common Stock at cash prices not greater than $33 nor less than $30 (Cash Offer). Sun Common Stock held in the Plan could not be tendered in the Exchange Offer, as the Plan does not provide for investments in the depositary shares.

        Sun's Benefit Plans Investment Committee, a Plan fiduciary, engaged an independent investment manager to decide whether or not to tender the Plan's shares of Sun Common Stock in the Cash Offer and to manage a repurchase program if the shares were tendered pursuant thereto. All of the Sun Common Stock held by the Plan was tendered on behalf of the Plan participants in the Cash Offer at a price of $30 per share.
        Since the Cash Offer was oversubscribed, approximately 18% of all shares tendered was accepted by the Company on a pro rata basis. Proceeds received by the Plan for the 808,955 shares of Sun Common Stock accepted by the Company in the Cash Offer were reinvested over a period of time in Sun Common Stock in accordance with the investment objectives of Fund D and ESOP, resulting in a net increase in shares held by the Plan of 26,645.

                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)


5.      TAX STATUS
        ----------

        By letter dated September 16, 1995, the IRS ruled that the Plan is qualified as a tax-exempt plan with an underlying trust under Sections 401(a), 401(k) and 501(a) of the Code and as an employee stock ownership plan under Section 4975 (e)(7) of the Code.



6.      RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500
        ---------------------------------------------------

        The following is a reconciliation of net assets available for plan benefits per the financial statements to the Internal Revenue Service
        Form 5500 at December 31, 1995 and 1994:
                                                                                      1995                     1994
                                                                                  ------------             ------------
        Net assets available for plan
          benefits per the financial
          statements                                                              $533,184,200             $474,105,963

        Less: Benefit payments requested
          by participants which have not
          yet been paid at December 31                                              (3,362,844)              (1,645,109)
                                                                                  ------------             ------------
        Net assets available for plan
          benefits per the Form 5500                                              $529,821,356             $472,460,854
                                                                                  ============             ============

                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)



6.      RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500 (Continued)
        --------------------------------------------------------------

        The following is a reconciliation of benefits paid to participants per the financial statements to the Internal Revenue Service Form 5500 for the years ended December 31, 1995 and 1994:

                                                                                      1995                     1994
                                                                                   -----------             ------------
        Benefits paid to participants per
          the financial statements                                                 $41,373,776              $24,760,951

        Add: Benefit payments requested by
          participants which have not yet
          been paid at December 31                                                   3,362,844                1,645,109

        Less: Benefit payments requested by
          participants during the preceding
          year which were paid during the
          current year                                                              (1,645,109)              (1,501,813)
                                                                                   -----------              -----------
        Benefits paid to participants per
          the Form 5500                                                            $43,091,511              $24,904,247
                                                                                   ===========              ===========

        Withdrawals requested by participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

                                                                       SUN COMPANY, INC.
                                                                   CAPITAL ACCUMULATION PLAN
                                                                            PN 002
                                                                        E.I. 23-1743282
                                                                          SCHEDULE G
                                                         PART I - ASSETS HELD FOR INVESTMENT PURPOSES
                                                                FOR IRS FORM 5500 - ITEM 27(a)
                                                                     AT DECEMBER 31, 1995


                                                                              Description of Investment
                                                                              -------------------------
                                                                 Last
   Identity of issue, borrower, lessor                         Maturity          Rate of          Cost            Current
   or similar party                                              Date           Interest          Value            Value
   -----------------------------------                         --------         --------          -----           -------

   LOANS RECEIVABLE FROM PARTICIPANTS                            9/2/05     8.50% - 8.75%     $  7,931,710     $  7,931,710
                                                                                              ------------     ------------
   VALUE OF INTEREST IN COLLECTIVE TRUST FUNDS
   -------------------------------------------
   Mellon Bank EB Temporary Investment Fund                         -                -             574,026          574,026
                                                                                              ------------     ------------

   VALUE OF INTEREST IN MASTER TRUST
   --------------------------------
   Sun Company, Inc. Defined Contribution Master Trust
        Fund A                                                      -                -          58,697,937       89,996,014
        Fund B                                                      -                -          63,780,259       80,493,176
        Fund C                                                      -                -         239,488,364      239,466,149
                                                                                              ------------     ------------
                                                                                               361,966,560      409,955,339
                                                                                              ------------     ------------
   EMPLOYER RELATED INVESTMENT
   ---------------------------
   Sun Company, Inc. Common Stock, 4,204,023 shares                 -                -         118,860,414      115,085,129
                                                                                              ------------     ------------
                                                                                              $489,332,710     $533,546,204
                                                                                              ============     ============

                                                                           SUN COMPANY, INC.
                                                                       CAPITAL ACCUMULATION PLAN

                                                                                PN 002
                                                                            E.I. 23-1743282

                                                                              SCHEDULE G
                                                             PART V - SCHEDULE OF REPORTABLE TRANSACTIONS
                                                                    FOR IRS FORM 5500 - ITEM 27(d)

                                                                 FOR THE YEAR ENDED DECEMBER 31, 1995


                                                     Dispositions                                            Acquisitions
                             --------------------------------------------------------------    ------------------------------------
                                        Original
                                        Cost of        Selling     Transaction      Gain or                Purchase    Transaction
   Description               Number      Asset         Price*         Costs         (Loss)     Number       Price*        Costs
   -----------               ------     --------       -------     -----------      -------    ------      --------    -----------
  VALUE OF INTEREST IN
  COLLECTIVE TRUST FUNDS
  ----------------------

**Mellon Bank EB Temporary
   Investment Fund              45  $53,041,852   $53,041,852         $    --   $       --        96   $52,458,179       $    --

**Mellon Bank EB Deposited
   at Interest                  20  $10,551,000   $10,551,000         $    --   $       --        19   $ 9,875,000       $    --

  EMPLOYER RELATED INVESTMENT
  ---------------------------

**Sun Company, Inc. Common
   Stock                        33  $44,464,929   $46,631,469         $41,648   $2,124,892        32   $25,867,388       $43,935




- ----------------
 *The selling price or purchase price, as applicable, was equal to the current value of the asset on the transaction date.
**Series of 5% transactions.


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

(a)     The following document is filed as part of this report:

        3.       Exhibits:

                  23  -     Consent of Independent Accountants for the Sun
                            Company, Inc. Capital Accumulation Plan.