Form 10-Q
period 1996-06-30
SUN CO INC
filed 1996-08-08
CIK 95304

                                         UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

At June 30, 1996, there were 73,967,597 shares of Common Stock, $1 par value and 12,500,000 shares of Cumulative Preference Stock--Series A, no par value, outstanding.

                                       SUN COMPANY, INC.
                                       -----------------

                                             INDEX



                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Statements of Operations
              for the Six Months Ended June 30, 1996
              and 1995                                                     3

              Condensed Consolidated Statements of Operations
              for the Three Months Ended June 30, 1996
              and 1995                                                     4

              Condensed Consolidated Balance Sheets at
              June 30, 1996 and December 31, 1995                          5

              Condensed Consolidated Statements of Cash
              Flows for the Six Months Ended June 30,
              1996 and 1995                                                6

              Notes to Condensed Consolidated Financial
              Statements                                                   7

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  16

PART II. OTHER INFORMATION

   Item 1.    Legal Proceedings                                           25

   Item 4.    Submission of Matters to a Vote of Security
              Holders                                                     25

   Item 6.    Exhibits and Reports on Form 8-K                            26



SIGNATURE                                                                 27

                                            PART I
                                     FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
- --------------------------------------------------------------------------

                                                                           For the Six Months
                                                                              Ended June 30
                                                                           ------------------
                                                                         1996          1995*
                                                                         ----          ----
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $787 in 1996 and $961 in 1995)                       $5,346        $5,057
Interest income                                                             8             4
Other income                                                               21            15
                                                                       ------        ------
                                                                        5,375         5,076
                                                                       ------        ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                            4,083         3,586
Selling, general and administrative expenses                              285           335
Taxes, other than income taxes                                            832         1,011
Depreciation, depletion and amortization                                  132           131
Provision for write-down of assets and other
  matters (Note 4)                                                         85            93
Interest cost and debt expense                                             40            55
Interest capitalized                                                       (1)           (2)
                                                                       ------        ------
                                                                        5,456         5,209
                                                                       ------        ------
Loss from continuing operations before
  credit for income taxes and cumulative
  effect of change in accounting principle                                (81)         (133)
Credit for income taxes                                                   (35)          (54)
                                                                       ------        ------
Loss from continuing operations before cumulative
  effect of change in accounting principle                                (46)          (79)
Income from discontinued operations (Note 2)                               38           210
Cumulative effect of change in accounting
  principle (Note 5)                                                       --           (87)
                                                                       ------        ------
NET INCOME (LOSS)                                                          (8)           44
Dividends on preference stock                                             (22)           --
                                                                       ------        ------
Net income (loss) attributable to common stock                         $  (30)       $   44
                                                                       ======        ======
Income (loss) per share of common stock:**
  Loss from continuing operations before cumulative
    effect of change in accounting principle                            $(.92)        $(.74)
  Income from discontinued operations                                     .51          1.96
  Cumulative effect of change in accounting principle                      --          (.81)
                                                                        -----         -----
  Net income (loss)                                                     $(.41)        $ .41
                                                                        =====         =====
Cash dividends paid per share:
  Preference stock***                                                   $1.80          $ --
  Common stock                                                           $.50          $.90

- -------------
  *Restated to reflect the change in method of accounting for the impairment of long-lived assets, effective January 1, 1995 (Note 5) and to treat international production and Canadian upstream petroleum operations as discontinued operations (Note 2).
 **Represents both primary and fully diluted income (loss) per share
    (Note 6). Based on the weighted average number of common shares outstanding (in millions) of 74.0 in 1996 and 107.1 in 1995.
***Each share of preference stock is represented by two depositary shares.
    Each depositary share accrues dividends quarterly at a rate of $.45 per share, or one-half the rate paid on the preference stock.


                                   (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
- --------------------------------------------------------------------------

                                                                         For the Three Months
                                                                             Ended June 30
                                                                         --------------------
                                                                         1996          1995*
                                                                       ------        ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $419 in 1996 and $476 in 1995)                       $2,886        $2,580
Interest income                                                             4             3
Other income                                                               13            11
                                                                       ------        ------
                                                                        2,903         2,594
                                                                       ------        ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                            2,180         1,817
Selling, general and administrative expenses                              151           165
Taxes, other than income taxes                                            442           500
Depreciation, depletion and amortization                                   66            64
Provision for write-down of assets and other
  matters (Note 4)                                                         85            93
Interest cost and debt expense                                             20            28
Interest capitalized                                                       (1)           (1)
                                                                       ------        ------
                                                                        2,943         2,666
                                                                       ------        ------
Loss from continuing operations before
  credit for income taxes                                                 (40)          (72)
Credit for income taxes                                                   (18)          (29)
                                                                       ------        ------
Loss from continuing operations                                           (22)          (43)
Income from discontinued operations (Note 2)                               19           181
                                                                       ------        ------
NET INCOME (LOSS)                                                          (3)          138
Dividends on preference stock                                             (11)           --
                                                                       ------        ------
Net income (loss) attributable to common stock                         $  (14)       $  138
                                                                       ======        ======

Income (loss) per share of common stock:**
  Loss from continuing operations                                       $(.45)        $(.40)
  Income from discontinued operations                                     .26          1.69
                                                                        -----        ------
  Net income (loss)                                                     $(.19)        $1.29
                                                                        =====         =====
Cash dividends paid per share:
  Preference stock***                                                    $.90          $ --
  Common stock                                                           $.25          $.45


- -------------
  *Restated to reflect the change in method of accounting for the impairment of long-lived assets, effective January 1, 1995 (Note 5) and to treat international production and Canadian upstream petroleum operations as discontinued operations (Note 2).
 **Represents both primary and fully diluted income (loss) per share
    (Note 6). Based on the weighted average number of common shares outstanding (in millions) of 74.0 in 1996 and 107.2 in 1995.
***Each share of preference stock is represented by two depositary shares.
    Each depositary share accrues dividends quarterly at a rate of $.45 per share, or one-half the rate paid on the preference stock.


                                   (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries

                                                                       At             At
                                                                     June 30      December 31
                                                                      1996          1995*
(Millions of Dollars)                                    (UNAUDITED)
- --------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents                                          $   64           $   11
Note receivable from divestment of Suncor
 common stock                                                          --              130
Accounts and other notes receivable, net                              791              637
Inventories:
  Crude oil                                                           135              184
  Refined products                                                    263              272
  Materials, supplies and other                                        67               66
Deferred income taxes                                                 143              132
Investment in discontinued operations (Note 2)                        148              143
                                                                   ------           ------
Total Current Assets                                                1,611            1,575

Investment in Real Estate Operations Held
  for Sale (Note 3)                                                    77               87
Long-Term Receivables and Investments                                 102              104
Properties, Plants and Equipment                                    5,695            5,794
Less Accumulated Depreciation, Depletion
  and Amortization                                                  2,737            2,746
                                                                   ------           ------
Properties, Plants and Equipment, net                               2,958            3,048

Deferred Charges and Other Assets                                     262              271
                                                                   ------           ------
Total Assets                                                       $5,010           $5,085
                                                                   ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                   $  863           $  776
Accrued liabilities                                                   494              502
Short-term borrowings                                                  --               54
Current portion of long-term debt                                       3                3
Taxes payable                                                         130              131
                                                                   ------           ------
Total Current Liabilities                                           1,490            1,466

Long-Term Debt                                                        886              888
Retirement Benefit Liabilities                                        507              506
Deferred Income Taxes                                                  88               94
Other Deferred Credits and Liabilities                                408              432
Commitments and Contingent Liabilities (Note 7)
Stockholders' Equity (Note 8)                                       1,631            1,699
                                                                   ------           ------
Total Liabilities and Stockholders' Equity                         $5,010           $5,085
                                                                   ======           ======

- --------------
*Restated to conform to the 1996 presentation (Note 2).

                                   (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
- -------------------------------------------------------------------------

                                                                          For the Six Months
                                                                            Ended June 30
                                                                          ------------------
                                                                         1996          1995*
                                                                        -----         -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $  (8)        $  44
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Income from discontinued operations                                   (38)         (210)
    Cumulative effect of change in accounting
      principle                                                            --            87
    Provision for write-down of assets and other
      matters                                                              85            93
    Depreciation, depletion and amortization                              132           131
    Deferred income taxes                                                 (26)          (18)
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                                      (154)         (101)
      Inventories                                                          57           (65)
      Accounts payable and accrued liabilities                             63           (30)
      Taxes payable                                                        (1)          (80)
    Other                                                                 (16)          (16)
                                                                        -----         -----
    Net cash provided by (used in) continuing
     operations                                                            94          (165)
    Net cash provided by discontinued operations                           52           170
                                                                        -----         -----
Net cash provided by operating activities                                 146             5
                                                                        -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (104)         (212)
  Cash provided by (used in) operations held
   for sale                                                                11            (4)
  Investing activities of discontinued operations                          (8)          (85)
  Proceeds from divestment of Suncor common stock                         135           635
  Proceeds from other divestments                                           7            39
  Other                                                                     1             7
                                                                        -----         -----
Net cash provided by investing activities                                  42           380
                                                                        -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of short-term borrowings                                 (54)         (184)
  Repayments of long-term debt                                             (2)          (95)
  Financing activities of discontinued operations                          --            15
  Cash dividend payments on preference stock                              (22)           --
  Cash dividend payments on common stock                                  (38)          (96)
  Purchases of common stock for treasury                                   (6)           --
  Other                                                                   (13)            5
                                                                        -----         -----
Net cash used in financing activities                                    (135)         (355)
                                                                        -----         -----
Net increase in cash and cash equivalents                                  53            30
Cash and cash equivalents at beginning of period                           11            86
                                                                        -----         -----
Cash and cash equivalents at end of period                              $  64         $ 116
                                                                        =====         =====

- ---------------
*Restated to conform to the 1996 presentation (Note 2).

                                   (See Accompanying Notes)

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     ----------------------------------------------------

1.    General.

      The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provisions for write-down of assets and other matters (Note 4) and the cumulative effect of change in accounting principle (Note 5). Results for the three and six months ended June 30, 1996 are not necessarily indicative of results for the full year 1996.

2.    Discontinued Operations.

      On July 24, 1996, the Company signed an agreement to sell its international oil and gas production business to Agip (U.K.) Limited. The sale, which should be completed during the third quarter of 1996, is expected to result in an after-tax gain of approximately $115 million. The actual gain to be recorded will be determined as of the date of sale and will be based on the actual cash proceeds received. Cash proceeds from this divestment should approximate $260 million.

      The sale of this business represents the completion of the Company's withdrawal from oil and gas exploration and production activities. Previously, the Company withdrew from international exploration activities in 1992 and divested its remaining 55-percent interest in Suncor Inc., its Canadian integrated oil company, in June 1995. Sun received $770 million in pretax cash proceeds from the sale of Suncor, after commissions and discounts, of which $635 million was received in June 1995 and $135 million was received in June 1996.

      As a result of the decision to sell the international oil and gas production business, such business and the previously divested Canadian synthetic oil production and conventional oil and gas exploration and production operations (collectively, "Canadian upstream petroleum operations") have been classified as discontinued operations for all periods presented in the condensed consolidated financial statements and related footnotes. The following is a summary of results of operations of these businesses for the six months ended June 30, 1996 and 1995 (in millions of dollars):

                                                                        Canadian
                                                  International         Upstream
                                                   Production           Petroleum
                                                   Operations          Operations       Total
                                                  ------------        ------------      -----
      1996
      ----
      Income before provision for
        income taxes                                   $54                $ --            $ 54
      Provision for income taxes                        16                  --              16
                                                       ---                ----            ----
      Income from discontinued operations              $38                $ --            $ 38
                                                       ===                ====            ====

      1995
      ----

      Income before provision for
        income taxes                                   $48                $286*           $334
      Provision for income taxes                        16                 108*            124
                                                       ---                ----            ----
      Income from discontinued operations              $32                $178*           $210
                                                       ===                ====            ====

      ---------------
      *Income from discontinued Canadian upstream petroleum operations includes a $157 million gain (comprised of a pretax gain of $242 million and applicable income taxes of $85 million) attributable to the divestment of the Company's remaining 55-percent interest in Suncor Inc.

      Revenues from discontinued international production operations totalled $131 and $128 million for the six months ended June 30, 1996 and 1995, respectively. Revenues from discontinued Canadian upstream petroleum operations totalled $271 million during 1995 prior to the completion of the Suncor sale on June 8.

      The assets and liabilities relating to the discontinued international production operations have been segregated in the condensed consolidated balance sheets and separately reflected as an investment in discontinued operations. Such amounts are detailed as follows at June 30, 1996 (in millions of dollars):

      Cash and cash equivalents                                         $  3
      Accounts receivable                                                 18
      Properties, plants and equipment, net                              199
      Accounts payable and accrued liabilities                           (27)
      Taxes payable                                                      (27)
      Deferred income taxes                                              (18)
                                                                        ----
      Investment in discontinued operations                             $148
                                                                        ====

      The following unaudited restated condensed consolidated statement of operations of Sun for the year ended December 31, 1995 reflects the international oil and gas production business and Canadian upstream petroleum operations as discontinued operations (in millions of dollars except per share amounts):


      Sales and other operating revenue                                    $9,834
      Other income                                                             43
                                                                           ------
        Total revenues                                                      9,877
                                                                           ------
      Cost of products sold and operating expenses                          7,011
      Selling, general and administrative expenses                            616
      Taxes, other than income taxes                                        1,845
      Depreciation, depletion and amortization                                263
      Provision for write-down of assets and other matters                     93
      Interest and debt expense                                                96
                                                                           ------
        Total costs and expenses                                            9,924
                                                                           ------
      Loss from continuing operations before credit
        for income taxes and cumulative effect of
        change in accounting principle                                        (47)
      Credit for income taxes                                                 (39)
                                                                           ------
      Loss from continuing operations before cumulative
        effect of change in accounting principle                               (8)
      Income from discontinued operations                                     235
      Cumulative effect of change in accounting principle                     (87)
                                                                           ------
      Net income                                                              140
      Dividends on preference stock                                           (22)
                                                                           ------
      Net income attributable to common stock                              $  118
                                                                           ======
      Income (loss) per share of common stock:*
        Loss from continuing operations before cumulative
          effect of change in accounting principle                         $ (.33)
        Income from discontinued operations                                  2.57
        Cumulative effect of change in accounting principle                  (.95)
                                                                           ------
      Net income                                                           $ 1.29
                                                                           ======


      --------------
      *Represents both primary and fully diluted earnings per share. Based on the weighted average number of common shares outstanding of 91.3 million in 1995.

3.    Operations Held for Sale.

        Real Estate Operations

      Sun has been pursuing the disposition of the Company's investment in Radnor Corporation, its wholly owned real estate development subsidiary, since October 1991. This business is accounted for as an investment held for sale. As a result, pretax income (loss) from real estate operations, which totalled $1 million and $(1) million for the six months ended June 30, 1996 and 1995, respectively, has been included as a single amount in other income in the condensed consolidated statements of operations.

      The assets and liabilities relating to real estate operations have been segregated in the condensed consolidated balance sheets and separately reflected as an investment in operations held for sale. Such amounts are detailed as follows:

                                                                   June 30        December 31
                                                                     1996             1995
                                                                  --------        -----------
                                                                        (Millions of Dollars)
      Inventories                                                   $  77            $  83
      Properties, plants and equipment, net                           139              144
      Other assets                                                     19               20
      Debt (Note 7)                                                  (133)            (132)
      Other liabilities                                               (25)             (28)
                                                                    -----            -----
      Investment in real estate operations
        held for sale                                               $  77            $  87
                                                                    =====            =====

        Coal and Cokemaking Operations

      In January 1993, Sun decided to sell its coal and cokemaking operations. In connection with this decision, Sun sold its western U.S. coal operations during 1993 and certain of its eastern U.S. coal operations during 1994. Prior to June 30, 1995, Sun's coal and cokemaking operations had been accounted for as an investment held for sale. However, effective June 30, 1995, the remaining coal and cokemaking business became one of the Company's ongoing business units and is no longer held for sale. Accordingly, the accompanying condensed consolidated balance sheets of Sun as of June 30, 1996 and December 31, 1995 contain the accounts of its coal and cokemaking operations on a fully consolidated basis. The accompanying condensed consolidated statements of operations and cash flows reflect coal and cokemaking operations on a fully consolidated basis after June 30, 1995 and as an operation held for sale prior to this date. The prior period condensed consolidated statements of operations and cash flows were not restated to give effect to this change in presentation because the impact of such a restatement would not have been material.

4.    Write-downs of Assets and Other Matters.

      During the second quarter of 1996, Sun recorded an $85 million ($53 million after-tax) provision for write-down of assets and other matters related to the Company's Philadelphia refinery reconfiguration project. The project is designed to complete the integration of what had been two separate facilities (Point Breeze and Girard Point) located next to each other in South Philadelphia. The integration, which should be substantially completed by the end of 1996, is expected to improve operating efficiencies, lower fixed costs, and reduce on-going capital spending and working capital requirements.
      The provision is comprised principally of the write-off of redundant processing units and also includes an accrual for environmental remediation activities associated with the reconfiguration.

      During the second quarter of 1995, Sun recorded a provision to write down to net realizable value certain assets in the refining and marketing business and to establish accruals for employee terminations and related costs. The following is a summary of the provision for write-down of assets and other matters in the condensed consolidated statements of operations for the three and six months ended June 30, 1995 (in millions of dollars):

                                                      Provision for Write-Down
                                                    of Assets and Other Matters
                                                    ---------------------------
                                                    Pretax          After-Tax
                                                    ------          ---------
      Refining and marketing
        assets                                       $43                 $28
      Employee terminations
        and related costs                             50*                 33
                                                     ---                 ---
                                                     $93                 $61
                                                     ===                 ===

      ---------------
      *Includes $38 million attributable to termination benefits and $12 million related to future rental payments for vacated office space.

5.    Change in Accounting Principle.

      Effective January 1, 1995, Sun adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires companies to write down long-lived assets that are impaired to estimated fair value. The write-downs recognized in the first quarter of 1995 are reflected as a cumulative effect of change in accounting principle in the condensed consolidated statement of operations and relate to properties to be disposed of in the Company's real estate, coal and refining and marketing operations.

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

      Other than the cumulative effect, this change did not have a significant impact on Sun's results of operations during the first six months of 1995. The results of operations during the first six months of 1995 and 1996 for all properties to be disposed of were not significant.

6.    Earnings Per Share.

      The primary loss per share for the three and six months ended June 30, 1996 was computed by dividing losses, after deducting dividends on the preference stock issued in August 1995, by the weighted average number of common shares outstanding. Fully diluted earnings per share generally are determined by dividing earnings by the weighted average number of shares outstanding, assuming redemption of the preference shares for common stock. However, since the assumed redemption of preference shares in the three and six months ended June 30, 1996 would have resulted in a smaller loss per share, fully diluted per share amounts are the same as those reported on a primary basis.

7.    Commitments and Contingent Liabilities.

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

      In order to obtain a secure supply of oxygenates for the manufacture of reformulated fuels, Sun has entered into a 10-year off-take agreement with BEF. Pursuant to this agreement, Sun will purchase all of the MTBE production from the plant. The minimum price to be paid for the first 12,600 barrels daily of MTBE production while a five-year nonrecourse term loan financing this project is outstanding is equal to BEF's annual raw material and operating costs associated with this production and debt service payments. Notwithstanding this minimum price, Sun has agreed to pay BEF prices through May 2000 which approximate those included in existing MTBE long-term sales agreements in the marketplace. These prices have exceeded the minimum price required by the loan agreement. For the last four years the off-take agreement is in place, Sun will negotiate a new price with BEF based upon the market conditions existing at that time.

      The Company guarantees the outstanding debt of Radnor Corporation, its real estate operation held for sale. Such debt, which is due in January 2001, totalled $133 million at June 30, 1996 (Note 3).

      Sun is subject to numerous federal, state, local and foreign laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities including refineries, service stations, terminals, pipelines and truck transportation facilities as well as at third-party or formerly-owned sites at which contaminants generated by Sun may be located. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 1996, Sun had been named as a PRP at 49 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time. In addition, Sun is currently involved in litigation with a private party to determine responsibility for remediation at a formerly owned refinery in Oklahoma. Management believes that Sun is fully indemnified for this potential liability.

      Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation was classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                        At                    At
                                                     June 30              December 31
                                                       1996                  1995
                                                     --------             -----------

            Accrued liabilities                        $ 62                   $ 55
            Other deferred credits and
              liabilities                               143                    144
                                                       ----                   ----
                                                       $205                   $199
                                                       ====                   ====

      Pretax charges against income for environmental remediation totalled $19 and $6 million for the six months ended June 30, 1996 and 1995, respectively. The $13 million increase was largely attributable to an accrual for remediation activities associated with the reconfiguration of the Philadelphia refinery (Note 4). Claims for recovery of environmental liabilities that are probable of realization totalled $8 million at June 30, 1996 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

      Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sun's net cash flow from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flow for any future quarter or year, management believes that any liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at June 30, 1996. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flow or liquidity.

8.    Stockholders' Equity.

                                                                 At                At
                                                               June 30         December 31
                                                                1996              1995
                                                              --------         -----------
                                                 (Millions of Dollars)
      Cumulative preference stock - Series A,
       no par value                                           $  750            $  750
      Common stock, par value $1 per share                       130               130
      Capital in excess of par value                           1,316             1,310
      Earnings employed in the business                        1,450             1,518
                                                              ------            ------
                                                               3,646             3,708
      Less common stock held in treasury,
        at cost                                                2,015             2,009
                                                              ------            ------
      Total                                                   $1,631            $1,699
                                                              ======            ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS - SIX MONTHS

Earnings Profile of Sun Businesses (after tax)
- ----------------------------------------------

                                                     Six Months Ended
                                                         June 30
                                                   ------------------
                                                  1996         1995          Variance
                                                  ----         ----          --------
                                                         (Millions of Dollars)
Sun Northeast Refining                            $(24)        $(37)         $  13

Sunoco Northeast Marketing                           6            5              1

Sunoco Chemicals                                    18           42            (24)

Sunoco Lubricants                                   (1)         (11)            10

Sunoco MidAmerica Marketing &
  Refining                                           1          (12)            13

Sunoco Logistics                                    26           25              1

Sun Coal and Coke                                   15           12              3

Corporate expenses                                 (11)         (12)             1

Net financing expenses                             (24)         (32)             8

Real estate operations held
  for sale                                           1           --              1

Sun International Production                        38           32              6

Canada (Suncor)                                     --           23            (23)
                                                  ----         ----           ----
                                                    45           35             10
Special items:*

  Gain on divestment of Suncor
   common stock                                     --          157           (157)
  Provision for write-down of assets
   and other matters                               (53)         (61)             8
  Cumulative effect of change in
   accounting principle                             --          (87)            87
                                                  ----         ----           ----
Consolidated net income (loss)                    $ (8)        $ 44          $ (52)
                                                  ====         ====           ====

- ----------------
*For a discussion of special items, see Notes 2, 4 and 5 to the condensed consolidated financial statements.

Analysis of Earnings Profile of Sun Businesses
- ----------------------------------------------

In the six-month period ended June 30, 1996, Sun had a net loss of $8 million, or $.41 loss per share of common stock, compared with net income of $44 million, or $.41 per share of common stock, for the first half of 1995. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $45 million in the first six months of 1996 compared to $35 million in the first six months of 1995.

Sun Northeast Refining -- The Sun Northeast Refining business, which consists of the manufacturing and wholesale marketing of fuels produced at Sun's Marcus Hook, PA and Philadelphia, PA refineries, had a loss of $24 million in the first six months of 1996 compared to a loss of $37 million in the first half of 1995. The decline in the operating loss was due primarily to higher average wholesale fuels product margins ($29 million), partially offset by higher refinery operating expenses ($15 million) caused largely by an increase in refinery fuel costs. The improvement in wholesale fuels margins reflects the favorable impact of stronger market conditions for distillate products, partially offset by lower wholesale gasoline and asphalt margins. Increased planned refinery maintenance activity also adversely impacted operating results during the first half of 1996.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business, which consists of the retail sale of gasoline and middle distillates in New England and the Mid-Atlantic states and convenience-store operations in these regions, earned $6 million in the current six-month period versus $5 million in the first half of 1995. The increase in operating results was due to higher retail gasoline margins ($8 million), essentially offset by an increase in marketing expenses.

Sunoco Chemicals -- The Sunoco Chemicals business consists of the manufacturing and marketing of commodity and intermediate petrochemicals produced at the Marcus Hook and Philadelphia refineries, at an ethylene oxide plant in Brandenburg, KY and at a joint venture MTBE facility in Mont Belvieu, TX. Sunoco Chemicals earned $18 million in the first half of 1996 versus $42 million in the first six months of 1995. The decline in earnings was primarily due to significantly lower margins for most petrochemicals products compared to the strong margins experienced in the first half of 1995. Production shortfalls due to maintenance activities at Sun's Northeast refineries also negatively impacted Sunoco Chemicals during the first half of 1996.

Sunoco Lubricants -- The Sunoco Lubricants business, which is comprised of the manufacturing, packaging and marketing of lubricating and specialty oils produced at Sun's Tulsa, OK and Puerto Rico refineries as well as the related manufacturing and wholesale marketing of fuels produced at these facilities, lost $1 million in the 1996 first half, compared to a loss of $11 million in the first six months of 1995. The improvement in operating results was primarily due to higher sales volumes of both lubricants ($9 million) and related fuels ($6 million) reflecting an increase in refinery production levels and to higher margins on wholesale fuels products ($11 million) primarily resulting from a stronger market for distillate products. These positive factors were partially offset by the impact of lower margins on lubricant products ($5 million) and higher operating expenses ($10 million) largely attributable to an increase in refinery fuel costs.

Sunoco MidAmerica Marketing & Refining -- The Sunoco MidAmerica Marketing & Refining business consists of the retail sale of gasoline and middle distillates and convenience-store operations in the midwestern U.S. (primarily Ohio and Michigan) as well as the manufacturing and wholesale marketing of fuels and petrochemicals produced at Sun's Toledo, OH refinery. Sunoco MidAmerica Marketing & Refining earned $1 million during the first half of 1996, compared to a loss of $12 million in the 1995 first half. Improved fuels margins ($20 million), particularly in the wholesale market, more than offset the decline in margins on petrochemicals (largely xylene) produced at the Toledo refinery ($9 million). Higher refinery production levels and lower expenses in the retail side of the business were offset by higher refinery fuel costs.

Sunoco Logistics -- The Sunoco Logistics business, which consists of pipeline transportation of crude oil and refined petroleum products, domestic crude oil acquisition from third-party leases, crude oil trucking and the Nederland, TX crude oil terminalling operation, earned $26 million in the first six months of 1996 versus $25 million in the year-ago period. The increase was due largely to higher earnings from Sun's joint venture pipeline systems.

Sun Coal and Coke -- The Sun Coal and Coke business consists of coal production from mines in Virginia and Kentucky and coke manufacturing at the Company's facility in Vansant, VA. Sun Coal and Coke earned $15 million in the first half of 1996 versus $12 million in the first half of 1995. The increase in earnings was due to improved operations ($2 million) and higher coke margins ($1 million).

Net Financing Expenses -- Net financing expenses were down $8 million versus the year-ago period due to lower average total borrowings as the Company substantially reduced its debt level in the second half of 1995.

Real Estate Operations Held for Sale -- Real estate operations held for sale earned $1 million in the current half versus break-even results during the first half of 1995. For a further discussion of Sun's real estate operations held for sale, see Note 3 to the condensed consolidated financial statements.

Sun International Production -- Sun International Production earnings were $38 million in the 1996 first half, compared with $32 million in the first six months of 1995. The increase in earnings was attributable to higher crude oil prices.

On July 24, 1996, the Company signed an agreement to sell its international
oil and gas production business to Agip (U.K.) Limited.   The sale, which
should be completed during the third quarter of 1996, is expected to result in an after-tax gain of approximately $115 million. The actual gain to be recorded will be determined as of the date of sale and will be based on the actual cash proceeds received. Cash proceeds from this divestment should approximate $260 million. Sun is considering several options for the use of these proceeds including investment in its ongoing operations and the repurchase of Sun stock. For additional information, see Note 2 to the condensed consolidated financial statements.

Special Items -- For a discussion of the special items shown separately in the Earnings Profile of Sun Businesses, see Notes 2, 4 and 5 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Operations
- -------------------------------------------------

Sales and other operating revenue increased $289 million, or 6 percent, principally due to higher domestic refined product sales volumes ($251 million) and prices ($199 million), higher revenues from resales of purchased crude oil and refined products ($250 million) and the inclusion in the first half of 1996 of sales and other operating revenue attributable to Sun's coal and cokemaking business ($83 million) (see Note 3 to the condensed consolidated financial statements). Partially offsetting these positive factors were lower sales and other operating revenue attributable to Canadian refining and marketing operations ($525 million, including Canadian consumer excise taxes of $207 million) as a result of the divestment of Suncor on June 8, 1995. Interest income increased $4 million principally due to interest earned on the installment note receivable from the divestment of Suncor, which was collected in June 1996. Other income increased $6 million due to higher equity in earnings of affiliated companies ($4 million).

Cost of products sold and operating expenses increased $497 million, or 14 percent, primarily due to higher domestic crude oil and refined product acquisition costs ($361 million), higher resales of purchased crude oil and refined products ($252 million), higher domestic refinery operating expenses ($54 million) and the inclusion in the first half of 1996 of costs attributable to Sun's coal and cokemaking business ($57 million). The increase in cost of products sold and operating expenses was partially offset by lower costs and operating expenses attributable to the divestment of Canadian refining and marketing operations ($281 million). Selling, general and administrative expenses decreased $50 million, or 15 percent, due to lower Canadian refining and marketing expenses as a result of the Suncor divestment. Taxes, other than income taxes decreased $179 million, or 18 percent, principally due to lower consumer excise taxes ($174 million) attributable to the Suncor divestment. Depreciation, depletion and amortization increased $1 million, or 1 percent, primarily as a result of higher depreciation at Sun's domestic refining and marketing operations and the inclusion in the first half of 1996 of amounts attributable to Sun's coal and cokemaking business, partially offset by the decline resulting from the Suncor divestment. For a discussion of the provisions for write-down of assets and other matters recorded in the second quarters of 1996 and 1995, see Note 4 to the condensed consolidated financial statements. Interest cost and debt expense decreased $15 million, or 27 percent, due to lower average borrowings. For a discussion of the cumulative effect of change in accounting principle, see Note 5 to the condensed consolidated financial statements.

                             RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sun Businesses (after tax)
- ----------------------------------------------

                                                   Three Months Ended
                                                         June 30
                                                   ------------------
                                                  1996         1995          Variance
                                                  ----         ----          --------
                                                         (Millions of Dollars)
Sun Northeast Refining                            $  4         $ --          $   4

Sunoco Northeast Marketing                           7           (2)             9

Sunoco Chemicals                                    11           22            (11)

Sunoco Lubricants                                   (3)          (2)            (1)

Sunoco MidAmerica Marketing &
  Refining                                           5            1              4

Sunoco Logistics                                    15           13              2

Sun Coal and Coke                                    8            8             --

Corporate expenses                                  (6)          (6)            --

Net financing expenses                             (11)         (17)             6

Real estate operations held
  for sale                                           1           --              1

Sun International Production                        19           13              6

Canada (Suncor)                                     --           12            (12)
                                                  ----         ----          -----
                                                    50           42              8

Special items:*
  Gain on divestment of Suncor
   common stock                                     --          157           (157)
  Provision for write-down of assets
   and other matters                               (53)         (61)             8
                                                  ----         ----          -----
Consolidated net income (loss)                    $ (3)        $138          $(141)
                                                  ====         ====          =====

- ----------------
*For a discussion of special items, see Notes 2 and 4 to the condensed consolidated financial statements.

Analysis of Earnings Profile of Sun Businesses
- ----------------------------------------------

In the three-month period ended June 30, 1996, Sun had a net loss of $3 million, or $.19 per share of common stock, compared with net income of $138 million, or $1.29 per share of common stock, for the second quarter of 1995. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $50 million in the second quarter of 1996 compared to $42 million in the second quarter of 1995.

Sun Northeast Refining -- The Sun Northeast Refining business earned $4 million in the second quarter of 1996 versus break-even in the second quarter of 1995. The improvement was due primarily to higher average wholesale fuels product margins ($10 million), partially offset by higher refinery operating expenses ($8 million). The improvement in wholesale fuels margins reflects the favorable impact of stronger market conditions for distillate products, partially offset by lower margins for wholesale gasoline (particularly premium) and asphalt. The higher refinery operating expenses were due largely to higher refinery fuel costs (both produced and purchased) resulting from higher crude oil and natural gas prices.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $7 million in the current quarter versus a loss of $2 million in the second quarter of 1995. The increase in operating results was due to improved retail gasoline margins, as Sunoco Northeast Marketing began to recover the rapid run-up in crude oil prices that occurred in the first quarter of 1996. Partially offsetting this positive factor was an increase in marketing expenses.

Sunoco Chemicals -- Sunoco Chemicals earned $11 million in the second quarter of 1996 versus $22 million in the second quarter of 1995. The decline in earnings was primarily due to significantly lower margins ($9 million) for most petrochemicals products compared to the strong margins experienced in the second quarter of 1995.

Sunoco Lubricants -- The Sunoco Lubricants business lost $3 million in the 1996 second quarter, compared to a loss of $2 million in the 1995 second quarter. The adverse impacts of significantly higher average crude oil costs on lubricants and residual fuel margins and increased refinery natural gas costs were largely offset by a 17 percent increase in lubricants sales volumes, higher refinery production volumes and stronger distillate margins.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $5 million during the 1996 second quarter, compared to earnings of $1 million in the 1995 second quarter. Improved fuels margins in the wholesale market ($6 million), higher refinery production levels ($3 million) and lower expenses in the retail side of the business ($3 million) more than offset the impact of lower chemicals margins ($3 million) and higher refinery expenses ($6 million) which resulted from an increase in refinery fuel costs.

Sunoco Logistics -- The Sunoco Logistics business earned $15 million in the second quarter of 1996 versus $13 million in the year-ago period. The increase was largely due to higher earnings from Sun's joint venture pipeline systems and from its Nederland terminal operations.

Net Financing Expenses -- Net financing expenses totalled $11 million for the second quarter of 1996 compared to $17 million for the second quarter of 1995. The decrease was primarily due to lower average total borrowings as the Company substantially reduced its debt level in the second half of 1995.

Real Estate Operations Held for Sale -- Real estate operations held for sale earned $1 million in the current quarter versus break-even results for the year-ago period. For a further discussion of Sun's real estate operations held for sale, see Note 3 to the condensed consolidated financial statements.

Sun International Production -- Sun International Production earnings were $19 million in the 1996 second quarter versus earnings of $13 million in the 1995 second quarter. The increase in earnings was attributable to higher crude oil prices ($3 million) and higher natural gas volumes ($3 million).

Special Items -- For a discussion of the special items shown separately in the Earnings Profile of Sun Businesses, see Notes 2 and 4 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Operations
- -------------------------------------------------

Sales and other operating revenue increased $306 million, or 12 percent, principally due to higher domestic refined product sales volumes ($192 million) and prices ($95 million), higher revenues from resales of purchased crude oil and refined products ($163 million) and the inclusion in the second quarter of 1996 of sales and other operating revenue attributable to Sun's coal and cokemaking business ($42 million). Partially offsetting these positive factors were lower sales and other operating revenue attributable to the divested Canadian refining and marketing operations ($219 million, including Canadian consumer excise taxes of $86 million). Other income increased $2 million primarily due to higher equity in earnings of affiliated companies ($1 million).

Cost of products sold and operating expenses increased $363 million, or 20 percent, primarily due to higher domestic crude oil and refined product acquisition costs ($235 million), higher resales of purchased crude oil and refined products ($163 million), higher domestic refinery operating expenses ($32 million) and the inclusion in the second quarter of 1996 of costs attributable to Sun's coal and cokemaking business ($30 million).
The increase in cost of products sold and operating expenses was partially offset by lower costs and operating expenses attributable to the divested Canadian refining and marketing operations ($114 million). Selling, general and administrative expenses decreased $14 million, or 8 percent, primarily due to lower Canadian refining and marketing expenses as a result of the Suncor divestment, partially offset by higher domestic marketing expenses. Taxes, other than income taxes decreased $58 million, or 12 percent, principally due to lower consumer excise taxes ($57 million) resulting from the Suncor divestment. Depreciation, depletion and amortization increased $2 million, or 3 percent, primarily as a result of higher depreciation at Sun's domestic refining and marketing operations and the inclusion in the second quarter of 1996 of amounts attributable to Sun's coal and cokemaking business, partially offset by the decline resulting from the Suncor divestment. For a discussion of the provisions for write-down of assets and other matters recorded in the second quarters of 1996 and 1995, see Note 4 to the condensed consolidated financial statements. Interest cost and debt expense decreased $8 million, or 29 percent, due to lower average borrowings.


                                      FINANCIAL CONDITION

Cash and Working Capital
- ------------------------

At June 30, 1996, Sun had cash and cash equivalents of $64 million compared to $11 million at December 31, 1995, and had working capital of $121 million compared to working capital of $109 million at December 31, 1995. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheet. The current replacement cost of all such inventories exceeds the carrying value at June 30, 1996 and December 31, 1995 by $563 million and $528 million, respectively. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for ongoing operations.

Cash Flows and Financial Capacity
- ---------------------------------

In the first six months of 1996, Sun's net cash provided by operating activities was $146 million compared to $5 million in the first six months of 1995. This $141 million improvement was largely due to a decrease in working capital uses pertaining to operating activities, partially offset by a decline in net cash provided by discontinued operations.

Divestment activities have also been a source of cash and have enhanced liquidity. In June 1996, Sun received the final cash proceeds from the sale of Suncor. As a result of the sale, Sun has received total pretax cash proceeds of $770 million, of which $635 million was received in June 1995 and $135 million was received in June 1996.

Management believes that future cash provided by continuing operations ("cash generation") will be sufficient to satisfy Sun's capital requirements and to pay the current cash dividends on common and preference stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from divestment and financing activities. In the event that cash generation and divestment proceeds are insufficient to satisfy near-term cash requirements, the Company has access to $600 million of short-term financing in the form of commercial paper and revolving credit agreements from commercial banks.
The Company also has access to short-term financing under non-committed money market facilities.

The following table sets forth amounts outstanding related to the above short-term borrowing arrangements as well as to Sun's other borrowings at:

                                                   June 30              December 31
                                                     1996                   1995
                                                   --------             -----------
                                                          (Millions of Dollars)
Short-term borrowings
    Commercial paper                                    $ --                   $  4
    Non-committed money market
      facilities                                          --                     50
                                                        ----                   ----
                                                          --                     54
Current portion of long-term debt                          3                      3
Long-term debt                                           886                    888
                                                        ----                   ----
Total borrowings                                        $889                   $945
                                                        ====                   ====


As of June 30, 1996, Sun's debt-to-capital ratio was 35.3 percent. Management believes there is sufficient borrowing capacity available to provide for Sun's future cash requirements.

                                            PART II
                                       OTHER INFORMATION

Item 1.     Legal Proceedings

      Many legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings, including those discussed above, would not be material in relation to the consolidated financial position of Sun at June 30, 1996.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of the Company's shareholders was held on May 2, 1996. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations. At this meeting, the shareholders were requested (1) to act upon the appointment of independent accountants and (2) to elect a Board of Directors. The following action was taken by the Company's shareholders with respect to each of the above items:

      1. Concerning the motion to appoint Ernst & Young LLP as the Company's independent accountants, there was a total of 73,853,242 votes cast, with an aggregate of 73,461,189 votes cast in favor of such appointment, 392,053 against and 409,423 withheld (abstentions). There were no broker non-votes.

      2. Concerning the election of a Board of Directors of the Company, there was a total of 74,261,198 votes cast. Each of the following individuals continued his or her term of office as a director of the Company and was re-elected to the Board of Directors. The tabulation below sets forth the number of votes cast for, against or withheld (abstentions) for each director. There were no broker non-votes.

                                                                               Number
                                         Number            Number            "WITHHELD"
           NAME                           "FOR"           "AGAINST"         (ABSTENTIONS)
      --------------                   ----------         ---------         ------------
      R. H. Campbell                    72,049,876         2,211,322              1,467
      R. E. Cartledge                   72,141,055         2,120,143              1,467
      R. E. Cawthorn                    72,202,800         2,058,398              1,467
      M. J. Evans                       72,051,052         2,209,747              1,866
      T. P. Gerrity                     72,194,719         2,066,380              1,566
      J. G. Kaiser                      71,602,191         2,657,326              3,148
      R. D. Kennedy                     72,164,597         2,096,601              1,467
      T. W. Langfitt                    71,983,910         2,271,511              7,244
      R. A. Pew                         72,015,103         2,239,165              8,397
      W. F. Pounds                      72,113,839         2,146,371              2,455
      A. B. Trowbridge                  71,601,060         2,659,932              1,673

Item 6.     Exhibits and Reports on Form 8-K

Exhibits:

      10 - Stock Purchase Agreement in respect of the entire issued shares of stock of Sun Oil Britain Limited dated July 24, 1996.

      11 - Statements re Sun Company, Inc. and Subsidiaries Computation of Per Share Earnings for the Six-Month and Three-Month Periods Ended June 30, 1996 and 1995.

      12 - Statement re Sun Company, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 1996.

      27 -  Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

      A report on Form 8-K dated May 8, 1996 was filed to disclose under
      Item 5 -- "Other Events" and Item 7 -- "Financial Statements and Exhibits," the Company's press release dated May 8, 1996 announcing that it filed an amendment to its Form 10-Q for the period ended March 31, 1996.

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

DATE  August 8, 1996