Form 10-Q
period 1996-09-30
SUN CO INC
filed 1996-11-05
CIK 95304

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

At September 30, 1996, there were 72,991,477 shares of Common Stock, $1 par value and 12,460,550 shares of Cumulative Preference Stock--Series A, no par value, outstanding.

                              SUN COMPANY, INC.
                              -----------------

                                    INDEX



                                                          Page No.
                                                          --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Income
           for the Nine Months Ended September 30, 1996
           and 1995                                          3

           Condensed Consolidated Statements of Income
           for the Three Months Ended September 30, 1996
           and 1995                                          4

           Condensed Consolidated Balance Sheets at
           September 30, 1996 and December 31, 1995          5

           Condensed Consolidated Statements of Cash
           Flows for the Nine Months Ended September 30,
           1996 and 1995                                     6

           Notes to Condensed Consolidated Financial
           Statements                                        7

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       15

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                24

  Item 5.  Other Information                                24

  Item 6.  Exhibits and Reports on Form 8-K                 25



SIGNATURE                                                   26

                                   PART I
                            FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------

                                                         For the Nine Months
                                                          Ended September 30
                                                         -------------------
                                                           1996       1995*
                                                           ----       ----
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $1,203 in 1996 and $1,360 in 1995)     $8,220     $7,404
Interest income                                              12          9
Other income                                                 41         25
                                                         ------     ------
                                                          8,273      7,438
                                                         ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses              6,323      5,195
Selling, general and administrative expenses                440        477
Taxes, other than income taxes                            1,267      1,435
Depreciation, depletion and amortization                    197        195
Provision for write-down of assets and other
  matters (Note 4)                                           85         93
Interest cost and debt expense                               59         80
Interest capitalized                                         (1)        (2)
                                                         ------     ------
                                                          8,370      7,473
                                                         ------     ------
Loss from continuing operations before
  income tax benefit and cumulative
  effect of change in accounting principle                  (97)       (35)
Income tax benefit                                          (40)       (26)
                                                         ------     ------
Loss from continuing operations before cumulative
  effect of change in accounting principle                  (57)        (9)
Income from discontinued operations (Note 2)                166        218
Cumulative effect of change in accounting
  principle (Note 5)                                         --        (87)
                                                         ------     ------
NET INCOME                                                  109        122
Dividends on preference stock                               (34)       (11)
                                                         ------     ------
Net income attributable to common stockholders           $   75     $  111
                                                         ======     ======
Earnings per share of common stock:**
  Loss from continuing operations before cumulative
    effect of change in accounting principle             $(1.23)     $(.21)
  Net income                                              $1.02      $1.14

Cash dividends paid per share:
  Preference stock***                                     $2.70       $.90
  Common stock                                             $.75      $1.15

-------------
  *Restated to reflect the change in method of accounting for the impairment of long-lived assets, effective January 1, 1995 (Note 5) and to present International Production and Canadian Upstream Petroleum operations as discontinued operations (Note 2).
 **Represents both primary and fully diluted income per share (Note 6). ***Each share of preference stock is represented by two depositary shares.
   Each depositary share accrues dividends quarterly at a rate of $.45 per share, or one-half the rate paid on the preference stock.


                          (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------

                                                        For the Three Months
                                                         Ended September 30
                                                        --------------------
                                                           1996       1995*
                                                         ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer
  excise taxes of $416 in 1996 and $399 in 1995)         $2,874     $2,347
Interest income                                               4          5
Other income                                                 20         10
                                                         ------     ------
                                                          2,898      2,362
                                                         ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses              2,240      1,609
Selling, general and administrative expenses                155        142
Taxes, other than income taxes                              435        424
Depreciation, depletion and amortization                     65         64
Interest and debt expense                                    19         25
                                                         ------     ------
                                                          2,914      2,264
                                                         ------     ------
Income (loss) from continuing operations before
  income tax expense (benefit)                              (16)        98
Income tax expense (benefit)                                 (5)        28
                                                         ------     ------
Income (loss) from continuing operations                    (11)        70
Income from discontinued operations (Note 2)                128          8
                                                         ------     ------
NET INCOME                                                  117         78
Dividends on preference stock                               (11)       (11)
                                                         ------     ------
Net income attributable to common stockholders           $  106     $   67
                                                         ======     ======

Earnings per share of common stock (Note 6):
  Primary:
    Income (loss) from continuing operations              $(.30)      $.77
    Net income                                            $1.44       $.87
  Fully diluted:
    Income (loss) from continuing operations              $(.11)      $.68
    Net income                                            $1.19       $.76

Cash dividends paid per share:
  Preference stock**                                       $.90       $.90
  Common stock                                             $.25       $.25



-------------
 *Restated to present International Production operations as discontinued operations (Note 2).
**Each share of preference stock is represented by two depositary shares.
 Each depositary share accrues dividends quarterly at a rate of $.45 per share, or one-half the rate paid on the preference stock.


                          (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries

                                                       At            At
                                                  September 30   December 31
                                                      1996         1995*
(Millions of Dollars)                                    (UNAUDITED)
--------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents                             $  235       $   11
Note receivable from divestment of Suncor
 common stock                                             --          130
Accounts and other notes receivable, net                 793          637
Inventories:
  Crude oil                                              137          184
  Refined products                                       319          272
  Materials, supplies and other                           66           66
Deferred income taxes                                    130          132
Investment in discontinued operations (Note 2)            --          143
                                                      ------       ------
Total Current Assets                                   1,680        1,575

Investment in Real Estate Operations Held
  for Sale (Note 3)                                       85           87
Long-Term Receivables and Investments                    102          104
Properties, Plants and Equipment                       5,671        5,794
Less Accumulated Depreciation, Depletion
  and Amortization                                     2,682        2,746
                                                      ------       ------
Properties, Plants and Equipment, net                  2,989        3,048

Deferred Charges and Other Assets                        254          271
                                                      ------       ------
Total Assets                                          $5,110       $5,085
                                                      ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $  966       $  776
Accrued liabilities                                      517          502
Short-term borrowings                                     --           54
Current portion of long-term debt                          3            3
Taxes payable                                            126          131
                                                      ------       ------
Total Current Liabilities                              1,612        1,466

Long-Term Debt                                           886          888
Retirement Benefit Liabilities                           502          506
Deferred Income Taxes                                     42           94
Other Deferred Credits and Liabilities                   377          432
Commitments and Contingent Liabilities (Note 7)
Stockholders' Equity (Note 8)                          1,691        1,699
                                                      ------       ------
Total Liabilities and Stockholders' Equity            $5,110       $5,085
                                                      ======       ======

--------------
*Restated to conform to the 1996 presentation (Note 2).

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
-------------------------------------------------------------------------

                                                        For the Nine Months
                                                         Ended September 30
                                                         ------------------
                                                           1996       1995*
                                                          -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 109      $ 122
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Income from discontinued operations                    (166)      (218)
    Cumulative effect of change in accounting
      principle                                              --         87
    Provision for write-down of assets and other
      matters                                                85         93
    Depreciation, depletion and amortization                197        195
    Deferred income tax expense (benefit)                   (39)         3
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                        (156)      (108)
      Inventories                                            (2)       (67)
      Accounts payable and accrued liabilities              183        (16)
      Taxes payable                                          (5)       (67)
    Other                                                   (20)       (21)
                                                          -----      -----
    Net cash provided by continuing operations              186          3
    Net cash provided by discontinued operations             17        172
                                                          -----      -----
Net cash provided by operating activities                   203        175
                                                          -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                     (207)      (285)
  Cash provided by operations held for sale                   2         --
  Proceeds from divestments:
    International Production operations                     278         --
    Suncor common stock                                     135        635
    Other                                                    21         48
  Investing activities of discontinued operations           (13)       (90)
  Other                                                      --        (10)
                                                          -----      -----
Net cash provided by investing activities                   216        298
                                                          -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of short-term borrowings                   (54)      (193)
  Repayments of long-term debt                               (2)      (127)
  Cash dividend payments on preference stock                (34)       (11)
  Cash dividend payments on common stock                    (55)      (115)
  Purchases of preference stock for retirement               (2)        --
  Purchases of common stock for treasury                    (31)      (210)
  Financing activities of discontinued operations            --         15
  Other                                                     (17)        96
                                                          -----      -----
Net cash used in financing activities                      (195)      (545)
                                                          -----      -----
Net increase (decrease) in cash and cash equivalents        224        (72)
Cash and cash equivalents at beginning of period             11         86
                                                          -----      -----
Cash and cash equivalents at end of period                $ 235      $  14
                                                          =====      =====

---------------
*Restated to conform to the 1996 presentation (Note 2).

                          (See Accompanying Notes)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provisions for write-down of assets and other matters (Note 4) and the cumulative effect of change in accounting principle (Note 5). Results for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the full year 1996.

2.   Discontinued Operations.

     On September 30, 1996, Sun completed the sale of its international oil and gas production business to Agip (U.K.) Limited for $278 million in cash. The sale of this business completes the Company's withdrawal from oil and gas exploration and production activities. The Company withdrew from international exploration activities in 1992 and divested its remaining 55-percent interest in Suncor Inc., its Canadian integrated oil company, on June 8, 1995. Sun received $770 million in cash from the sale of Suncor, after commissions and discounts, of which $635 million was received in June 1995 and $135 million was received in June 1996.

     As a result of the sale of the international oil and gas production business, this business and the previously divested Canadian synthetic oil production and conventional oil and gas exploration and production operations (collectively, "Canadian Upstream Petroleum operations") have been classified as discontinued operations for all periods presented in the condensed consolidated financial statements and related footnotes. The following is a summary of income from discontinued operations for the nine months ended September 30, 1996 and 1995 (in millions of dollars):

                                                          Canadian
                                          International   Upstream
                                           Production     Petroleum
                                           Operations     Operations    Total
                                          ------------  ------------    -----
     1996
     ----
     Income before income tax benefit          $152         $ --         $152
     Income tax benefit                          14           --           14
                                               ----         ----         ----
     Income from discontinued operations       $166         $ --         $166
                                               ====         ====         ====
     1995
     ----

     Income before income tax expense          $ 60         $286         $346
     Income tax expense                          20          108          128
                                               ----         ----         ----
     Income from discontinued operations       $ 40         $178         $218
                                               ====         ====         ====

     Income from discontinued International Production operations in 1996 includes a $125 million gain on divestment of this business (comprised of a pretax gain of $93 million and an income tax benefit of $32 million). Earnings after July 24, 1996, the date the agreement of sale was consummated, are included in the gain on divestment. Income from discontinued Canadian Upstream Petroleum operations in 1995 includes a $157 million gain on the divestment of Suncor (comprised of a pretax gain of $242 million and income tax expense of $85 million).

     Sales and other operating revenue from discontinued International Production operations totalled $187 and $175 million for the nine months ended September 30, 1996 and 1995, respectively, and $56 and $52 million, respectively, for the quarters then ended. Sales and other operating revenue from discontinued Canadian Upstream Petroleum operations totalled $271 million during 1995 prior to the completion of the Suncor sale on June 8.

3.   Operations Held for Sale.

       Real Estate Operations

     Sun has been pursuing the disposition of its investment in Radnor Corporation, its wholly owned real estate development subsidiary, since October 1991. This business is accounted for as an investment held for sale. As a result, pretax income (loss) from real estate operations, which totalled breakeven and $(1) million for the nine months ended September 30, 1996 and 1995, respectively, has been included as a single amount in other income in the condensed consolidated statements of income.

     The assets and liabilities relating to real estate operations have been segregated in the condensed consolidated balance sheets and separately reflected as an investment in operations held for sale. Such amounts are detailed as follows:

                                                       At            At
                                                  September 30   December 31
                                                      1996           1995
                                                  ------------   -----------
                                                      (Millions of Dollars)
     Inventories                                       $  76        $  83
     Properties, plants and equipment, net               139          144
     Other assets                                         21           20
     Debt (Note 7)                                      (124)        (132)
     Other liabilities                                   (27)         (28)
                                                       -----        -----
     Investment in real estate operations
       held for sale                                   $  85        $  87
                                                       =====        =====

       Coal and Cokemaking Operations

     In January 1993, Sun decided to sell its coal and cokemaking operations. In connection with this decision, Sun sold its western U.S. coal operations during 1993 and certain of its eastern U.S. coal operations during 1994. Prior to June 30, 1995, Sun's coal and cokemaking operations had been accounted for as an investment held for sale. However, effective June 30, 1995, the remaining coal and cokemaking business became one of the Company's ongoing business units and is no longer held for sale. Accordingly, the condensed consolidated balance sheets of Sun as of September 30, 1996 and December 31, 1995 contain the accounts of its coal and cokemaking operations on a fully consolidated basis. The accompanying condensed consolidated statements of income and cash flows reflect coal and cokemaking operations on a fully consolidated basis after June 30, 1995 and as an operation held for sale prior to that date.

4.   Write-downs of Assets and Other Matters.

     During the second quarter of 1996, Sun recorded an $85 million ($53 million after-tax) provision primarily to write-off redundant processing units in connection with a refinery reconfiguration project designed to complete the integration of what had been two separate facilities (Point Breeze and Girard Point) located next to each other in Philadelphia. The integration, which should be substantially completed by the end of 1996, is expected to improve operating efficiencies, lower fixed costs, and reduce on-going capital spending and working capital requirements. The provision also includes an accrual for environmental remediation activities associated with the reconfiguration.

     During the second quarter of 1995, Sun recorded a provision to write down to net realizable value certain assets in the refining and marketing business and to establish accruals for employee terminations and related costs. The following is a summary of the provision for write-down of assets and other matters in the condensed consolidated statement of income for the nine months ended September 30, 1995 (in millions of dollars):

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

5.   Change in Accounting Principle.

     Effective January 1, 1995, Sun adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires companies to write down long-lived assets that are impaired to estimated fair value. The write-downs recognized in the first quarter of 1995 are reflected as a cumulative effect of change in accounting principle in the condensed consolidated statement of income and relate to properties to be disposed of in the Company's real estate, coal and refining and marketing operations. The following table sets forth summary information concerning these write-downs (in millions of dollars):

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

     Other than the cumulative effect, this change did not have a significant impact on Sun's results of operations during the first nine months of 1995. The results of operations during the first nine months of 1995 and 1996 for all properties to be disposed of were not significant.

6.   Earnings Per Share.

     The following table sets forth the computation of earnings per share for the nine-month and three-month periods ending September 30, 1996 and 1995 (in millions except per share amounts):

                                              Nine Months     Three Months
                                                 Ended            Ended
                                             September 30     September 30
                                            --------------   --------------
                                              1996*  1995*     1996   1995
                                              ----   ----      ----   ----
Net income attributable to common
 stockholders:
   Primary (after deduction of
     dividends on preference stock)            $75   $111      $106    $67
                                               ===   ====      ====    ===

   Fully diluted                               $75   $111      $117    $78
                                               ===   ====      ====    ===
Weighted average number of shares
 outstanding:
   Primary                                    73.8   97.0      73.6   77.1
   Fully diluted                              73.8   97.0      98.6  102.1

Earnings per common share:
 Primary:
   Income (loss) from continuing
     operations before cumulative effect
     of change in accounting principle      $(1.23) $(.21)    $(.30)  $.77
   Income from discontinued operations        2.25   2.25      1.74    .10
   Cumulative effect of change in
     accounting principle                       --   (.90)       --     --
                                            ------  -----     -----   ----
   Net Income                               $ 1.02  $1.14     $1.44   $.87
                                            ======  =====     =====   ====
 Fully diluted:
   Income (loss) from continuing
     operations before cumulative effect
     of change in accounting principle      $(1.23) $(.21)    $(.11)  $.68
   Income from discontinued operations        2.25   2.25      1.30    .08
   Cumulative effect of change
     in accounting principle                    --   (.90)       --     --
                                            ------  -----     -----   ----
   Net Income                               $ 1.02  $1.14     $1.19   $.76
                                            ======  =====     =====   ====

-------------
*Since the assumed redemption of preference shares would have resulted in an increase in earnings per share during the nine months ended September 30, 1996 and 1995, fully diluted amounts are equal to those reported on a primary basis for these periods.

7.   Commitments and Contingent Liabilities.

     In 1992, a wholly owned subsidiary of the Company became a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $225 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. Completed in 1995, the facility currently has a production capacity of 14,000 barrels of MTBE per day.

     In order to obtain a secure supply of oxygenates for the manufacture of reformulated fuels, Sun entered into an off-take agreement with BEF whereby Sun agreed to purchase all of the MTBE production from the plant. For the first 14,000 barrels daily of production, Sun has agreed to pay BEF prices through May 1997 based on the market value of MTBE feedstocks (methanol and butane) plus a fixed amount per gallon (the "formula price"), and thereafter through May 2000 based on the then-existing MTBE prices per gallon in the long-term market (the "long-term market price"). However, the price to be paid by Sun for the first 12,600 barrels daily of MTBE production through May 2000, at a minimum, will equal the sum of BEF's annual raw material and operating costs associated with this production plus BEF's debt service payments (collectively, the "minimum price") if the minimum price per gallon exceeds the formula price or long-term market price. After May 2000, Sun and BEF will negotiate a new price for the last four years of the agreement based upon the market conditions existing at that time.

     Historically, the formula prices paid by Sun under this agreement are believed to have approximated those of other MTBE long-term sales agreements in the marketplace. Management now believes that the long-term market is changing as feedstock-plus-fixed-priced contracts expire and are being replaced by spot-market-price-based or gasoline-indexed contracts, which are currently more favorable to the purchaser. Management also believes that the spot market for MTBE is becoming more developed. While it is uncertain that Sun could satisfy all of its MTBE requirements in the developing spot market, recent spot market prices for MTBE are approximately $.20 per gallon less than the net pretax cost to Sun under the joint venture and off-take agreements. However, management cannot reasonably estimate at this time what the impact of these agreements will be on future results of operations.

     The Company guarantees the outstanding debt of Radnor Corporation, its real estate operation held for sale. Such debt, which is due in January 2001, totalled $124 million at September 30, 1996 (Note 3).

     Sun is subject to numerous federal, state, local and foreign laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities including refineries, service stations, terminals, pipelines and truck transportation facilities as well as at third-party or formerly-owned sites at which contaminants generated by Sun may be located. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 1996, Sun had been named as a PRP at 48 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time. In addition, Sun is currently involved in litigation with a private party to determine responsibility for remediation at a formerly owned refinery in Oklahoma. Management believes that Sun is fully indemnified for this potential liability.

     Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation was classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                             At                 At
                                        September 30        December 31
                                            1996               1995
                                        ------------        -----------

          Accrued liabilities               $ 66               $ 55
          Other deferred credits and
            liabilities                      134                144
                                            ----               ----
                                            $200               $199
                                            ====               ====

     Pretax charges against income for environmental remediation totalled $23 and $8 million for the nine months ended September 30, 1996 and 1995, respectively. The $15 million increase was largely attributable to an accrual for remediation activities associated with the reconfiguration of the Philadelphia refinery (Note 4). Claims for recovery of environmental liabilities that are probable of realization totalled $8 million at September 30, 1996 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

     Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sun's net cash flow from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flow for any future quarter or year, management believes that any liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at September 30, 1996. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flow or liquidity.

8.   Stockholders' Equity.

                                                   At             At
                                             September 30     December 31
                                                  1996           1995
                                             ------------     -----------
                                                 (Millions of Dollars)
     Cumulative preference stock - Series A,
      no par value                                $  748        $  750
     Common stock, par value $1 per share            130           130
     Capital in excess of par value                1,315         1,310
     Earnings employed in the business             1,538         1,518
                                                  ------        ------
                                                   3,731         3,708
     Less common stock held in treasury,
       at cost                                     2,040         2,009
                                                  ------        ------
     Total                                        $1,691        $1,699
                                                  ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                     RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                        Nine Months Ended
                                          September 30
                                       ------------------
                                        1996       1995      Variance
                                        ----       ----      --------
                                             (Millions of Dollars)
Sun Northeast Refining                  $(44)      $(21)      $ (23)

Sunoco Northeast Marketing                 9         32         (23)

Sunoco Chemicals                          30         59         (29)

Sunoco Lubricants                         (7)       (10)          3

Sunoco MidAmerica Marketing &
  Refining                                (4)        (6)          2

Sunoco Logistics                          39         40          (1)

Sun Coal and Coke                         25         19           6

Corporate expenses                       (17)       (18)          1

Net financing expenses                   (35)       (45)         10

Real estate operations held
  for sale                                --         --          --

Sun International Production*             41         40           1

Canada (Suncor)                           --         23         (23)
                                        ----       ----       -----
                                          37        113         (76)
Special items:**

  Gain on divestment of International
   Production business*                  125         --         125
  Gain on divestment of Suncor
   common stock                           --        157        (157)
  Provision for write-down of assets
   and other matters                     (53)       (61)          8
  Cumulative effect of change in
   accounting principle                   --        (87)         87
                                        ----       ----       -----
Consolidated net income                 $109       $122       $ (13)
                                        ====       ====       =====

----------------
 *Sun completed the sale of its International Production business on September 30, 1996. Earnings after July 24, 1996, the date the agreement of sale was consummated, are included in the gain on divestment.
**For a discussion of special items, see Notes 2, 4 and 5 to the condensed consolidated financial statements.

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the nine-month period ended September 30, 1996, Sun had net income of $109 million, or $1.02 per share of common stock, compared with net income of $122 million, or $1.14 per share of common stock, for the first nine months of 1995. Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $37 million in the first nine months of 1996 compared to $113 million in the first nine months of 1995.

In order to improve its competitive position, the Company is currently pursuing a strategy of upgrading its product slate, improving the reliability and efficiency of its refining facilities and reducing operating and administrative costs. However, the Company is also considering other strategic options including possible sale, joint venture, shutdown and additional reconfiguration of certain of its refining facilities.

Sun Northeast Refining -- The Sun Northeast Refining business, which consists of the manufacturing and wholesale marketing of fuels produced at Sun's Marcus Hook, PA and Philadelphia, PA refineries, had a loss of $44 million in the first nine months of 1996 compared to a loss of $21 million in the first nine months of 1995. The increase in the operating loss was due primarily to higher refinery operating expenses ($14 million) and lower sales volumes ($5 million). Increased planned refinery maintenance activity also adversely impacted operating results. The higher operating expenses were due largely to higher refinery fuel costs (both produced and purchased) resulting from higher crude oil and natural gas prices. Average wholesale fuels margins were essentially unchanged during the period as the favorable impact of stronger market conditions for distillate products was offset by lower margins for wholesale gasoline and asphalt.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business, which consists of the retail sale of gasoline and middle distillates in New England and the Mid-Atlantic states and convenience-store operations in these regions, earned $9 million in the current nine-month period versus $32 million in the first nine months of 1995. The decrease in operating results was primarily due to lower retail gasoline margins ($14 million) and an increase in operating, marketing and administrative expenses ($13 million), partially offset by an increase in sales volumes ($1 million).

Sunoco Chemicals -- The Sunoco Chemicals business consists of the manufacturing and marketing of commodity and intermediate petrochemicals produced at the Marcus Hook and Philadelphia refineries, at an ethylene oxide plant in Brandenburg, KY and at a joint venture MTBE facility in Mont Belvieu, TX. Sunoco Chemicals earned $30 million in the first nine months of 1996 versus $59 million in the 1995 nine month period. The decline in earnings was primarily due to significantly lower margins ($27 million) for most petrochemicals products compared to the strong margins experienced in the first nine months of 1995. Production shortfalls due to maintenance activities at Sun's operating facilities also negatively impacted Sunoco Chemicals.

Sunoco Lubricants -- The Sunoco Lubricants business, which is comprised of the manufacturing, packaging and marketing of lubricating and specialty oils produced at Sun's Tulsa, OK and Puerto Rico refineries as well as the related manufacturing and wholesale marketing of fuels produced at these facilities, had a loss of $7 million in the 1996 nine-month period, compared to a loss of $10 million in the first nine months of 1995. The improvement in operating results was primarily due to higher sales volumes of both lubricants ($14 million) and wholesale fuels ($6 million), reflecting an increase in refinery production levels, and to higher margins on wholesale fuels products ($9 million), primarily resulting from a stronger market for distillate products. These positive factors were essentially offset by the impact of lower lubricant margins ($9 million) and higher operating and administrative expenses ($17 million) largely attributable to an increase in refinery fuel costs and production levels.

Sunoco MidAmerica Marketing & Refining -- The Sunoco MidAmerica Marketing & Refining business consists of the retail sale of gasoline and middle distillates and convenience-store operations in the midwestern U.S. (primarily Ohio and Michigan) as well as the manufacturing and wholesale marketing of fuels and petrochemicals produced at Sun's Toledo, OH refinery. Sunoco MidAmerica Marketing & Refining had a loss of $4 million during the first nine months of 1996, compared to a loss of $6 million in the 1995 nine-month period. Improved wholesale fuel margins ($11 million) and sales volumes ($6 million) were partially offset by the decline in margins on petrochemicals (largely xylene) produced at the Toledo refinery ($11 million). An increase in refinery expenses due to higher refinery fuel cost was partially offset by lower retail marketing expenses.

Sunoco Logistics -- The Sunoco Logistics business, which consists of pipeline transportation of crude oil and refined petroleum products, domestic crude oil acquisition from third-party leases, crude oil trucking and the Nederland, TX crude oil terminalling operation, earned $39 million in the first nine months of 1996 versus $40 million in the year-ago period. The decrease was due largely to lower throughput in Sun's eastern product pipeline system.

Sun Coal and Coke -- The Sun Coal and Coke business consists of coal production from mines in Virginia and Kentucky and coke manufacturing at the Company's facility in Vansant, VA. Sun Coal and Coke earned $25 million in the first nine months of 1996 versus $19 million in the same prior year period. The improvement in income is primarily due to improved operations and a gain recognized in the third quarter of 1996 from the sale of a coal mining operation in Kentucky, which had been inactive since March 1995.

Net Financing Expenses -- Net financing expenses decreased $10 million versus the year-ago period due to lower average total borrowings as the Company substantially reduced its debt level in the second half of 1995.

Real Estate Operations Held for Sale -- Real estate operations held for sale were breakeven for both nine-month periods. For a further discussion of Sun's real estate operations held for sale, see Note 3 to the condensed consolidated financial statements.

Sun International Production -- In the third quarter of 1996, Sun sold its International Production business to Agip (U.K.) Limited for $278 million in cash resulting in a $125 million after-tax gain. Operating income through July 24, 1996, the date the agreement of sale was consummated, totalled $41 million compared to $40 million for the entire nine months of 1995. For additional information, see Note 2 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
---------------------------------------------

Sales and other operating revenue increased $816 million, or 11 percent, principally due to higher domestic refined product sales prices ($400 million) and volumes ($285 million), higher revenues from resales of purchased crude oil ($521 million) and higher sales and other operating revenue attributable to Sun's coal and cokemaking business ($82 million) due to the presentation of this business as an operation held for sale during the first half of 1995 (see Note 3 to the condensed consolidated financial statements). Partially offsetting these positive factors were lower sales and other operating revenue attributable to Canadian refining and marketing operations ($525 million, including Canadian consumer excise taxes of $207 million) as a result of the divestment of Suncor on June 8, 1995. Interest income increased $3 million principally due to higher interest earned on the installment note receivable from the divestment of Suncor, which was collected in June 1996. Other income increased $16 million due to higher gains on divestments ($9 million) and higher equity in earnings of affiliated companies ($8 million).

Cost of products sold and operating expenses increased $1,128 million, or 22 percent, primarily due to higher domestic crude oil and refined product costs ($712 million) largely as a result of an increase in crude oil prices, higher resales of purchased crude oil ($521 million), higher domestic refinery operating expenses, principally refinery fuel costs ($64 million) and higher costs attributable to Sun's coal and cokemaking business ($56 million). The increase in cost of products sold and operating expenses was partially offset by lower costs and operating expenses attributable to the divestment of Canadian refining and marketing operations ($281 million). Selling, general and administrative expenses decreased $37 million, or 8 percent, due to lower Canadian refining and marketing expenses as a result of the Suncor divestment ($51 million), partially offset by higher domestic marketing expenses. Taxes, other than income taxes decreased $168 million, or 12 percent, principally due to lower consumer excise taxes ($157 million) largely attributable to the Suncor divestment. Depreciation, depletion and amortization increased $2 million, or 1 percent, primarily as a result of higher depreciation at Sun's domestic refining and marketing and coal and cokemaking operations, partially offset by the decline resulting from the Suncor divestment. For a discussion of the provisions for write-down of assets and other matters recorded in the second quarters of 1996 and 1995, see Note 4 to the condensed consolidated financial statements. Interest cost and debt expense decreased $21 million, or 26 percent, due to lower average borrowings. For a discussion of the cumulative effect of change in accounting principle, see Note 5 to the condensed consolidated financial statements.

                    RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                       Three Months Ended
                                          September 30
                                       ------------------
                                        1996       1995      Variance
                                        ----       ----      --------
                                             (Millions of Dollars)
Sun Northeast Refining                  $(20)      $ 16        $(36)

Sunoco Northeast Marketing                 3         27         (24)

Sunoco Chemicals                          12         17          (5)

Sunoco Lubricants                         (6)         1          (7)

Sunoco MidAmerica Marketing &
  Refining                                (5)         6         (11)

Sunoco Logistics                          13         15          (2)

Sun Coal and Coke                         10          7           3

Corporate expenses                        (6)        (6)         --

Net financing expenses                   (11)       (13)          2

Real estate operations held
  for sale                                (1)        --          (1)

Sun International Production*              3          8          (5)

                                        ----       ----        ----
                                          (8)        78         (86)

Gain on divestment of International
  Production business*                   125         --         125
                                        ----       ----        ----

Consolidated net income                 $117       $ 78        $ 39
                                        ====       ====        ====

----------------
*Sun completed the sale of its International Production business on September 30, 1996. Earnings after July 24, 1996, the date the agreement of sale was consummated, are included in the gain on divestment.

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the three-month period ended September 30, 1996, Sun had net income of $117 million compared with net income of $78 million for the third quarter of 1995. Primary earnings per share were $1.44 in the current quarter versus $.87 per share in the third quarter of 1995. On a fully diluted basis, which assumes the redemption of the preference shares for common stock, Sun earned $1.19 per share in the third quarter of 1996 versus $.76 per share in the year-ago period. Excluding the $125 million after-tax gain on the sale of the International Production business shown separately in the Earnings Profile of Sun Businesses, Sun had a loss of $8 million in the third quarter of 1996 compared to income of $78 million in the third quarter of 1995.

Sun Northeast Refining -- The Sun Northeast Refining business had a loss of $20 million in the third quarter of 1996 versus income of $16 million in the third quarter of 1995. The decline was due primarily to significantly lower average wholesale fuels product margins ($30 million), principally on wholesale gasoline and asphalt, and lower sales volumes ($5 million), partially offset by lower refinery operating expenses ($1 million). Sun is withdrawing in 1997 from the asphalt business, which had sales of over 26,000 barrels daily during the third quarter of 1996, as part of the reconfiguration project underway at the Point Breeze refining facilities at Sun's Philadelphia refinery.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $3 million in the current quarter versus $27 million in the third quarter of 1995. The decrease in earnings was due largely to lower average retail gasoline margins ($22 million), which were more than 5 cents per gallon lower than the year-ago period, and to higher operating, marketing and administrative expenses ($4 million), partially offset by a 3 percent increase in retail gasoline sales volumes.

Sunoco Chemicals -- Sunoco Chemicals earned $12 million in the third quarter of 1996 versus $17 million in the third quarter of 1995. The decline in earnings was primarily due to lower margins ($5 million), particularly on propylene, compared to the strong margins experienced in the third quarter of 1995. Although average prices for chemicals did increase somewhat from the second quarter of 1996, higher feedstock costs, particularly for aromatics, largely offset these increases.

Sunoco Lubricants -- The Sunoco Lubricants business had a loss of $6 million in the 1996 third quarter, compared to earnings of $1 million in the 1995 third quarter. Lower prices for base oils and the impact of significantly higher average crude oil costs on lubricants and residual fuel margins and on refinery fuel costs were partially offset by a 22 percent increase in lubricants sales volumes and higher refinery production volumes. Operations at the Puerto Rico refinery were adversely affected by hurricanes which resulted in approximately 12 days of lost production in each quarter.

During the third quarter of 1996, Sun signed a definitive contract to acquire the Kendall and Amalie lubricants business from Witco Corporation. The acquisition will enable Sun to increase by approximately 3,600 barrels per day its value-added lubricant sales by increasing the amount of existing base oil production it upgrades into value-added lubricants. This acquisition was completed on November 1, 1996 for $74 million, including $46 million for working capital. The Company expects to reduce the ongoing level of working capital invested in this business by $10-$15 million during the fourth quarter of 1996.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining had a loss of $5 million during the 1996 third quarter, compared to earnings of $6 million in the 1995 third quarter. The decline was due to lower fuels margins in the wholesale market ($7 million), lower chemicals margins ($2 million) and higher refinery expenses ($3 million), partially offset by record production levels.

Sunoco Logistics -- The Sunoco Logistics business earned $13 million in the third quarter of 1996 versus $15 million in the year-ago period. The decrease was largely due to lower throughput in Sun's eastern product pipeline system.

Sun Coal and Coke -- Sun Coal and Coke earned $10 million in the third quarter of 1996 versus $7 million in the third quarter of 1995. The improvement in income was primarily due to the gain recognized in the third quarter of 1996 on the sale of an inactive coal mining operation.

Net Financing Expenses -- Net financing expenses totalled $11 million for the third quarter of 1996 compared to $13 million for the third quarter of 1995. The decrease was due in part to lower average borrowings.

Real Estate Operations Held for Sale -- Real estate operations held for sale had a loss of $1 million in the third quarter of 1996 versus break-even results for the year-ago period. For a further discussion of Sun's real estate operations held for sale, see Note 3 to the condensed consolidated financial statements.

Sun International Production -- In the third quarter of 1996, Sun sold its International Production business to Agip (U.K.) Limited for $278 million in cash resulting in a $125 million after-tax gain. Operating income in the third quarter through July 24, 1996, the date the agreement of sale was consummated, totalled $3 million compared to $8 million for the entire 1995 third quarter.

Analysis of Consolidated Statements of Income
---------------------------------------------

Sales and other operating revenue increased $527 million, or 22 percent, principally due to higher domestic refined product sales prices ($201 million) and volumes ($34 million) and higher revenues from resales of purchased crude oil ($271 million). Other income increased $10 million primarily due to higher gains on divestments ($6 million) and higher equity in earnings of affiliated companies ($4 million).

Cost of products sold and operating expenses increased $631 million, or 39 percent, primarily due to higher domestic crude oil and refined product costs ($351 million) largely as a result of an increase in crude oil prices, higher resales of purchased crude oil ($271 million) and higher domestic refinery operating expenses ($10 million). Selling, general and administrative expenses increased $13 million, or 9 percent, primarily due to higher marketing expenses. Taxes, other than income taxes increased $11 million, or 3 percent, principally due to higher consumer excise taxes. Depreciation, depletion and amortization increased $1 million, or 2 percent, primarily as a result of higher depreciation at Sun's coal and cokemaking operations. Interest and debt expense decreased $6 million, or 24 percent, in part due to lower average borrowings.


                             FINANCIAL CONDITION

Cash and Working Capital
------------------------

At September 30, 1996, Sun had cash and cash equivalents of $235 million compared to $11 million at December 31, 1995, and had working capital of $68 million compared to working capital of $109 million at December 31, 1995. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheet. The current replacement cost of all such inventories exceeds the carrying value at September 30, 1996 and December 31, 1995 by $708 million and $528 million, respectively. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first nine months of 1996, Sun's net cash provided by operating activities was $203 million compared to $175 million in the first nine months of 1995. This $28 million improvement was largely due to a decrease in working capital uses pertaining to operating activities, partially offset by a decline in net cash provided by discontinued operations and a reduction in income before special items.

Divestment activities have also been a source of cash and have enhanced liquidity. In September 1996, Sun received $278 million in cash from the sale of its International Production business. As a result of the Suncor sale, Sun received total cash proceeds of $770 million, of which $635 million was received in June 1995 and $135 million was received in June 1996.

Management believes that future cash provided by continuing operations ("cash generation") will be sufficient to satisfy Sun's capital requirements and to pay the current cash dividends on common and preference stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from financing activities. In the event that cash generation is insufficient to satisfy near-term cash requirements, the Company has access to $600 million of short-term financing in the form of commercial paper and revolving credit agreements from commercial banks. The Company also has access to short-term financing under non-committed money market facilities.

The following table sets forth amounts outstanding related to the above short-term borrowing arrangements as well as to Sun's other borrowings at:

                                          September 30     December 31
                                             1996              1995
                                          ------------     -----------
                                              (Millions of Dollars)
Short-term borrowings
   Commercial paper                          $ --               $  4
   Non-committed money market
     facilities                                --                 50
                                             ----               ----
                                               --                 54
Current portion of long-term debt               3                  3
Long-term debt                                886                888
                                             ----               ----
Total borrowings                             $889               $945
                                             ====               ====


As of September 30, 1996, Sun's debt-to-capital ratio was 34.5 percent. Management believes there is sufficient borrowing capacity available to provide for Sun's future cash requirements.

                                   PART II
                              OTHER INFORMATION

Item 1.   Legal Proceedings

     Many legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sun at September 30, 1996.

Item 5.   Other Information

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company desires to take advantage of the "safe harbor" provisions contained in Section 27A of the Private Securities Litigation Reform Act and is including this statement in its third quarter 1996 Form 10-Q in order to do so.

     From time to time, Sun's management may wish to provide forward-looking information to existing and potential security holders. Such forward-looking information is subject to certain risks and uncertainties. The factors, among others, which could cause actual amounts to differ materially from projections include: a significant change in industry-wide refining margins, a sharp change in crude oil and other raw material costs, actions taken by competitors (including both pricing and expansion and retirement of refinery capacity in response to market conditions), the reliability and efficiency of operating facilities, the level of operating expenses, changes in labor relations, the effect of current or amended state and federal environmental and other governmental regulations (including particularly regulations dealing with gasoline composition and characteristics) or the judicial interpretation of such regulations, general economic conditions, changes in the domestic or international political climate, market supply and demand for Sun's products, and hazards common to operating facilities (including explosions, fires, oil spills and the effects of severe weather conditions).

     The factors identified in this statement are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking projections.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     12 - Statement re Sun Company, Inc. and Subsidiaries Computation of
          Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 1996.

     27 - Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1996.


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

DATE November 5, 1996