Form 10-K
period 1996-12-31
SUN CO INC
filed 1997-03-07
CIK 95304

                                     1996
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______ TO _______

                         COMMISSION FILE NUMBER 1-6841

                               SUN COMPANY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             PENNSYLVANIA                            23-1743282
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

  TEN PENN CENTER1801 MARKET STREET,
           PHILADELPHIA, PA                          19103-1699
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (215) 977-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH
                                                     EXCHANGE ON WHICH
              TITLE OF EACH CLASS                        REGISTERED
              -------------------                    -----------------
Depositary Shares, each share representing One-  New York Stock Exchange
 Half of a Share of Series A Cumulative
 Preference Stock, no par value

Common Stock, $1 par value                       New York Stock Exchange
                                                 Philadelphia Stock Exchange

Convertible Subordinated Debentures 6 3/4%,      New York Stock Exchange
 Due June 15, 2012

Sinking Fund Debentures 9 3/8%, Due June 1,      New York Stock Exchange
 2016

Notes 7.95%, Due December 15, 2001               New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. [X]
  At January 31, 1997, the aggregate market value of voting stock held by nonaffiliates was $2,407 million.
  At January 31, 1997, there were 72,991,478 shares of Common Stock, $1 par value and 12,460,550 shares of Cumulative Preference Stock--Series A, no par value, outstanding.
  Selected portions of the Sun Company, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 1996 are incorporated by reference in Parts I, II and IV of this Form 10-K.
  Selected portions of the Sun Company, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" below for a discussion of the factors which could cause actual results to differ materially from those projected in such statements.

GENERAL

  Sun Company, Inc.* was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1801 Market Street, Philadelphia, PA 19103-1699, and its telephone number is (215) 977-3000.

  The Company, through its subsidiaries, is principally a petroleum refiner and marketer with interests in coal mining and cokemaking. Sun's petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and petrochemicals, and the transportation of crude oil and refined products. These operations are conducted principally in the eastern half of the United States. Sun's coal mining and cokemaking operations are conducted in Virginia and Kentucky. Sun also has an investment in real estate operations in the United States which is subject to a plan of disposition.

  On September 30, 1996, Sun sold its international production business, and on June 8, 1995, divested its remaining interest in Suncor Inc., a Canadian integrated oil company. Prior to these divestments, Sun had interests in oil and gas production in the United Kingdom sector of the North Sea and in petroleum refining and marketing, oil and gas exploration and production and oil sands mining in Canada.

  The Company's operations are organized into seven business units plus a holding company and a shared services organization. The accompanying discussion of the Company's business and properties reflects this organizational structure. For additional information regarding these business units, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1996 Annual Report to Shareholders. Additional business segment information is presented in Note 17 to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.

REFINING AND MARKETING

  The Company's refining and marketing operations consist of the manufacturing and marketing of fuels, lubricants and petrochemicals and the transportation of crude oil and refined products. These operations are conducted principally through Sun Company, Inc. (R&M), a wholly owned subsidiary of the Company, and are classified into the following six business units: Sun Northeast Refining; Sunoco Northeast Marketing; Sunoco Chemicals; Sun Lubricants; Sunoco
MidAmerica Marketing & Refining; and Sunoco Logistics.
--------
*In this report, the terms "Company" and "Sun" are used interchangeably to mean
 Sun Company, Inc. or collectively, Sun Company, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships. References in this Annual Report on Form 10-K to material in the Company's 1996 Annual Report to Shareholders and in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

  Sun owns and operates five domestic refineries which are located in Marcus Hook, PA, Philadelphia, PA, Toledo, OH, Tulsa, OK and Yabucoa, Puerto Rico. The refineries in Marcus Hook, Philadelphia and Toledo produce principally fuels and petrochemicals while the refineries in Tulsa and Puerto Rico emphasize lubricants production with related fuels being sold in the wholesale market.

  The following tables set forth certain consolidated information concerning Sun's domestic refining and marketing operations. Additional information is set forth on pages 52-53 in the Company's 1996 Annual Report to Shareholders.

  Products Manufactured

                                                                    1996   1995
                                                                    -----  -----
   Crude Unit Capacity (MB/D)...................................... 777.0* 777.0
                                                                    =====  =====
   Input to Crude Units (MB/D)..................................... 721.0  700.4
                                                                    =====  =====
   Products Manufactured (Percent):
    Gasoline.......................................................    42     43
    Middle Distillates.............................................    26     25
    Residual Fuel..................................................     9      9
    Petrochemicals.................................................     3      4
    Lubricants.....................................................     3      2
    Asphalt**......................................................     2      3
    Other..........................................................    15     14
                                                                      ---    ---
                                                                      100    100
                                                                      ===    ===

--------
 *Sun's crude unit capacity will decrease 85 thousand barrels per day in connection with a project to be completed in the first quarter of 1997 to reconfigure the Puerto Rico refinery to process intermediate feedstocks instead of crude oil (see below).
**Sun ceased producing asphalt in December 1996.

  Supply and Distribution

  Sun's crude oil requirements during 1996 were met largely by purchases from various foreign national oil companies and independent exploration and production companies as well as from various integrated oil companies. There is an ample supply of crude oil available to meet worldwide refining needs, and Sun has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Sun's refineries processed approximately 90 percent light sweet crude oil during 1996. The Company believes that ample supplies of light sweet crude oil will continue to be available. The following table sets forth the net sources of crude oil for Sun's domestic refineries (in percentages):

                                                                       1996 1995
                                                                       ---- ----
   United States......................................................  20   15
   Canada.............................................................   7    9
   Africa.............................................................  41   36
   North Sea..........................................................  21   20
   Arabian Gulf.......................................................   4   11
   South and Central America..........................................   7    9
                                                                       ---  ---
                                                                       100  100
                                                                       ===  ===

  The following table sets forth summary information concerning the supply and distribution of crude oil and refined products at Sun's domestic refineries (in thousands of barrels daily):

                                                                   1996   1995
                                                                   -----  -----
  Supply:
    Crude oil purchases........................................... 686.1  682.2
    Crude oil inventory change....................................   5.3   (8.3)
    Refined product purchases (including feedstocks).............. 120.8  122.4
                                                                   -----  -----
                                                                   812.2  796.3
                                                                   =====  =====
  Distribution:
    Refined product sales......................................... 794.8  777.8
    Refined product inventory change..............................  (2.8)    .2
    Internal consumption and other................................  20.2   18.3
                                                                   -----  -----
                                                                   812.2  796.3
                                                                   =====  =====

  Refined Product Sales

  Sun sells fuels through retail and wholesale channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Sun's consolidated domestic refined product sales (in thousands of barrels daily):

                                                                     1996  1995
                                                                     ----- -----
   Gasoline:
    Wholesale....................................................... 167.0 154.0
    Retail.......................................................... 205.7 204.6
   Middle distillates............................................... 219.9 210.9
   Residual fuel....................................................  82.4  73.9
   Petrochemicals...................................................  31.5  31.1
   Lubricants.......................................................  23.9  20.0
   Asphalt..........................................................  18.3  26.7
   Other............................................................  46.1  56.6
                                                                     ----- -----
                                                                     794.8 777.8
                                                                     ===== =====

  As of December 31, 1996 and 1995, branded fuels sales were made through 3,806 and 3,861 retail gasoline outlets, respectively. All but 424 of these outlets were independently operated at December 31, 1996.

  Strategic Actions

  During the fourth quarter of 1996, Sun reconfigured its Philadelphia refinery to process only light sweet crude oil and to cease asphalt production. This reconfiguration continues the integration of the Point Breeze and Girard Point facilities within the refinery and should result in a simpler and more reliable and cost-efficient operation. Sun also announced that it intends to reconfigure its Puerto Rico refinery in the first quarter of 1997. This reconfiguration should result in a significant reduction in unprofitable fuels production while maintaining the refinery's current volume and quality of lubricants production. The Philadelphia and Puerto Rico refinery reconfigurations will result in the shutdown or mothballing of redundant and/or unprofitable processing units and the elimination of approximately 225 positions (both employees and independent contractors). See "Sun Northeast Refining" and "Sun Lubricants" below, for a more detailed discussion of these actions.

  In the fourth quarter of 1996, Sun also initiated a comprehensive competitive improvement plan that will be implemented during 1997 at its Marcus Hook refinery. This plan is focused on improving reliability and reducing cash operating costs through a reduction of approximately 200 positions (both employees and independent contractors), improved operating and maintenance procedures and energy conservation measures.

  The following is a discussion of the six business units which comprise Sun's domestic refining and marketing operations.

 SUN NORTHEAST REFINING

  The Sun Northeast Refining business consists of the manufacture of petroleum products, including gasoline, middle distillates (including jet fuel, heating oil and diesel fuel), residual fuel oil and petrochemical feedstocks at Sun's Marcus Hook and Philadelphia refineries and the sale of these products to other Sun business units and to wholesale and industrial customers. (See "Sunoco MidAmerica Marketing & Refining" and "Sun Lubricants" below, for a discussion of operations at Sun's Toledo, Tulsa and Puerto Rico refineries.)

  The following table sets forth information concerning operations at Sun's Marcus Hook and Philadelphia refineries:

                                         1996                                      1995
                         ----------------------------------------- ---------------------------------------
                                  PHILADELPHIA, PA                          PHILADELPHIA, PA
                                  ----------------        TOTAL             ----------------      TOTAL
                          MARCUS   GIRARD    POINT      NORTHEAST   MARCUS   GIRARD    POINT    NORTHEAST
                         HOOK, PA  POINT     BREEZE     REFINERIES HOOK, PA  POINT     BREEZE   REFINERIES
                         -------- --------  --------    ---------- -------- --------  --------  ----------
Crude Unit Capacity
 (MB/D).................  175.0      177.0     130.0      482.0     175.0      177.0     130.0    482.0
                          =====   ========  ========      =====     =====   ========  ========    =====
Input to Crude Units
 (MB/D).................  151.5      179.2     116.7      447.4     144.7      195.4     110.5    450.6
                          =====   ========  ========      =====     =====   ========  ========    =====
Conversion Capacity*
 (MB/D).................   86.0       68.0      37.0**    191.0      86.0       68.0      65.0    219.0
                          =====   ========  ========      =====     =====   ========  ========    =====
Conversion Capacity
 Utilized (MB/D)........   65.3       54.7      31.9**    151.9      81.1       54.6      51.9    187.6
                          =====   ========  ========      =====     =====   ========  ========    =====
Products Manufactured
 (Percent):
 Gasoline...............     43         40        49         43        50         38        45       44
 Middle Distillates.....     32         28        21         27        27         29        21       26
 Residual Fuel..........      7         19         3         11         7         19         2       11
 Petrochemical
  Feedstocks***.........      6          2         3          3         7          1         3        3
 Asphalt+...............     --         --        10          3        --         --        18        5
 Other..................     12         11        14         13         9         13        11       11
                            ---        ---       ---        ---       ---        ---       ---      ---
                            100        100       100        100       100        100       100      100
                            ===        ===       ===        ===       ===        ===       ===      ===

--------
  *Represents Sun's capacity to upgrade low-value petroleum products into higher-value products through catalytic cracking and hydrocracking processes.
 **In December 1996, Sun mothballed a 28 thousand barrels-per-day hydrocracker unit as part of the Philadelphia refinery reconfiguration. This unit, which was utilized at approximately 23 thousand barrels per day during 1996, has been excluded from the conversion capacity and utilization amounts for 1996 in the above table.
***Petrochemical feedstocks are utilized by the Sunoco Chemicals business to produce petrochemicals at these facilities. (See "Sunoco Chemicals" below.) +Sun ceased producing asphalt in December 1996.

  During 1996, production at Sun Northeast Refining was adversely impacted by a planned four-week refinery maintenance turnaround at the Girard Point 68,000 barrels-per-day fluid catalytic cracking unit and 177,000 barrels-per-day crude unit, as well as by a six-week scheduled turnaround and modernization of the 86,000 barrels-per-day fluid catalytic cracking unit at the Marcus Hook refinery. Production was also affected at Marcus Hook by the shutdown of an 85,000 barrels-per-day crude unit during most of the six-week turnaround of the catalytic cracking unit at this facility. The catalytic cracking and crude units at the Marcus Hook refinery are currently operating at close to rated capacity.

  During the fourth quarter of 1996, Sun reconfigured the Philadelphia refinery to process only light sweet crude oil and to cease asphalt production. With this change, Sun's Philadelphia and Marcus Hook refineries now process only light sweet crude oils, which were supplied primarily from foreign sources during 1996. Previously, the Point Breeze facility processed a substantial quantity of heavy sour crude oil and purchased gas oils. The reconfiguration continues the integration of the Point Breeze and Girard Point facilities at the Philadelphia refinery and resulted in the elimination of approximately 125 positions (both employees and independent contractors) and the shutdown or mothballing of several redundant and/or unprofitable processing units. These units included a reformer, a sulfur plant, a hydrocracker, a hydrogen plant and asphalt and alkylation units. The streamlined Philadelphia refining operation should significantly improve overall efficiency and flexibility, lower fixed costs and reduce ongoing capital spending and working capital requirements. Sun will continue to implement other infrastructure consolidation opportunities in 1997 at this facility. However, if sufficient improvements in operating results at this facility are not realized, the Company will consider shutting down additional units.

  The reconfiguration and extensive refinery maintenance turnarounds completed during the year should result in higher overall production at Sun Northeast Refining in 1997. Increases in gasoline, middle distillates and petrochemical feedstock production are expected to more than offset the elimination of asphalt production.

  Sun's Philadelphia and Marcus Hook refineries are connected by pipeline, barge, truck and rail. The inter-refinery pipeline allows transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks. Finished products are delivered to customers via Sun's pipeline and terminal network, third-party pipelines and barges.

  Total fuels products sold to third parties at wholesale by Sun Northeast Refining in 1996 were 322.2 thousand barrels daily compared to 346.4 thousand barrels daily in 1995. Sales to other Sun business units by Sun Northeast Refining (primarily gasoline, middle distillates and chemical feedstocks) totalled 188.3 thousand barrels daily in 1996 versus 184.3 thousand barrels daily in 1995.

  Environmental laws require Sun to make significant expenditures at its refineries, of both a capital and expense nature. During the 1994-96 period, approximately $185 million was spent for environmental capital projects at Sun's Northeast refineries, including $58 million in 1994 to complete a $110 million project to upgrade the wastewater treatment facilities at the Marcus Hook refinery.

  Significant alterations in the composition of gasoline sold in Sun's northeastern U.S. marketing area are required by the Clean Air Act of 1990, as amended (the "Clean Air Act"). The Company has implemented the first phase of the reformulated gasoline regulations which requires an increase in the minimum quantity of oxygen for certain non-attainment areas, a reduction in benzene content, and a reduction in summertime Reid Vapor Pressure ("rvp"). Sun expects to implement the next more stringent phase of these regulations in 1998 with minimal capital investment. Management believes the Company will be able to continue to meet these regulations even though they will become even more stringent in 2000 when the phase-in of the Clean Air Act is completed. However, the Company cannot ascertain at this time the extent of the capital outlays that will be required to comply with this final phase of the regulations.

 SUNOCO NORTHEAST MARKETING

  The Sunoco Northeast Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in the New England and Mid-Atlantic states. These activities are conducted in a 12-state region from Maine through northern Virginia, with the highest concentration of outlets in Connecticut, Massachusetts, New Jersey, New York, Pennsylvania and Rhode Island. (See "MidAmerica Marketing & Refining" below for a discussion of similar operations conducted in the midwestern U.S.)

  The following table sets forth Sun's retail gasoline outlets in the New England and Mid-Atlantic states at December 31, 1996 and 1995:

                                                                     1996  1995
                                                                     ----- -----
   Direct outlets:
    Company owned or leased:
     Traditional:
      Company operated..............................................   139   131
      Dealer operated...............................................   349   369
                                                                     ----- -----
                                                                       488   500
     aplus(R) convenience stores:
      Company operated..............................................   175   145
      Dealer operated...............................................   240   267
                                                                     ----- -----
                                                                       415   412
     ultra service centersSM --dealer operated......................   249   259
                                                                     ----- -----
    Total Company owned or leased................................... 1,152 1,171
    Dealer owned*...................................................   424   454
                                                                     ----- -----
   Total direct outlets............................................. 1,576 1,625
   Distributor outlets.............................................. 1,304 1,319
                                                                     ----- -----
                                                                     2,880 2,944
                                                                     ===== =====

--------
*Primarily traditional outlets.

  Sunoco Northeast Marketing's portfolio of outlets is designed to provide optimal profit potential in each of its marketing areas. These sites differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

  Direct outlets are sites where fuel products are delivered directly to the site. Investment in the property, through ownership or lease, may be held by either the Company or an independent dealer. These sites may be traditional locations that sell almost exclusively fuel products or may include aplus(R) convenience stores that supplement sales of fuel products with a broad range of high-margin merchandise or ultra service centersSM that provide state-of-the-art automotive diagnosis and repair. Included among Sunoco Northeast Marketing's outlets at December 31, 1996 were 55 outlets on limited access highways in Pennsylvania, New Jersey, New York and Maryland. Of these outlets, 36 were company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

  Distributor outlets are sites in which the distributor takes delivery at a terminal where sunoco(R) products are available. Although these sites fly the sunoco(R) flag, Sun does not own or operate these retail locations.

  During 1996, Sunoco Northeast Marketing changed its retail gasoline product slate from a five-grade offering to a choice of four grades. The current product slate consists of the highest octane premium gasoline commercially available in the United States (ultra(R) 94) and 93, 89 and 87 octane grades of gasoline. Branded fuels sales by Sunoco Northeast Marketing averaged 175.2 thousand barrels daily in 1996 compared to
172.7 thousand barrels daily in 1995.

  In 1996, excluding environmental outlays, capital expenditures for branded marketing activities in the Northeast totalled $67 million. Most of these outlays were to upgrade and modernize the retail service station network and to complete the conversion of atlantic(R) branded gasoline outlets to the sunoco(R) brand. Sunoco Northeast Marketing also continued the expansion of its pay-at-the-pump program in 1996 with the installation of CardMaticSM, its credit card activated gasoline dispensing system, at 293 additional high-volume service stations. This brings the total number of outlets offering this convenience to 1,095, or 38 percent of total retail marketing outlets in the Northeast. Environmental capital spending totalled $14 million during 1996, primarily for the ongoing underground storage tank replacement program and for tank top upgrades.

 SUNOCO CHEMICALS

  The Sunoco Chemicals business consists of the manufacturing, distribution and marketing of base commodity and intermediate petrochemicals. These chemicals are comprised principally of olefins and their derivatives (ethylene, ethylene oxide and propylene) and aromatics (benzene, cumene, cyclohexane, toluene and xylenes). As a partner in a joint venture, Sunoco Chemicals also produces mtbe which is utilized by Sun Northeast Refining in manufacturing reformulated gasolines. Petrochemicals are manufactured by Sunoco Chemicals at Sun's Marcus Hook and Philadelphia refineries, at an ethylene/ethylene oxide facility in Brandenburg, Kentucky and at the joint venture mtbe facility in Mont Belvieu, Texas. (See "Sunoco MidAmerica Marketing & Refining" for a discussion of the petrochemicals produced at the Toledo refinery.)

  The following table sets forth information concerning petrochemicals production by Sunoco Chemicals (in thousands of barrels daily):

                                                                     PRODUCTION
                                                     CAPACITY AT     -----------
                                                  DECEMBER 31, 1996* 1996  1995
                                                  -----------------  ----- -----
   Benzene.......................................        1.5            .6   1.5
   Toluene.......................................        2.0           1.0   1.0
   Xylene........................................         .5            .5    .5
   Cumene........................................        4.5           4.3   3.9
   Cyclohexane...................................        2.5           1.4   1.3
                                                        ----         ----- -----
     Total Aromatics.............................       11.0           7.8   8.2
   Ethylene......................................        1.7           1.1   1.3
   Ethylene oxide................................        1.8           1.4   1.5
   Propylene:
    Polymer-grade................................        9.5**         5.3   6.3
    Refinery-grade...............................         .5           1.8   1.7
                                                        ----         ----- -----
     Total Olefins...............................       13.5           9.6  10.8
   Other***......................................         --           1.5   1.7
                                                        ----         ----- -----
     Total Petrochemicals........................       24.5          18.9  20.7
                                                        ====         ===== =====

--------
  *Reflected on a calendar-day basis.
 **Reflects an increase of 3,500 barrels daily in the fourth quarter of 1996 as a result of the expansion of the propylene unit at the Marcus Hook refinery (see below).
***Consists of refining by-products, principally carbon dioxide and sulfur. In
   December 1996, Sun ceased producing these by-products in connection with the reconfiguration of the Philadelphia refinery.

  Sun's petrochemical products are distributed and sold on a worldwide basis. Sales of petrochemicals to third parties by Sunoco Chemicals totalled 20.2 thousand barrels daily in 1996 versus 20.9 thousand barrels daily in 1995, a 3 percent decrease. The decline in both sales and production volumes was due to increased planned refinery maintenance activity.

  Sales volumes during 1996 were distributed through the following channels:

  . Benzene and Benzene Derivatives (including Cyclohexane and Cumene)--
    Customers for these products are large manufacturers of fibers and polymers who buy a significant percentage of their requirements from Sunoco Chemicals under long-term contracts;

  . Bulk Toluene and Xylenes--Buyers generally procure large volumes for fibers and urethane products. These sales are made in both the contract and spot markets and tend to be international in scope;

  . Solvents--Customers and distributors take individually small volumes for paints, coatings, solvents and a variety of specialty applications;

  . Propylene--Sales are primarily made pursuant to long-term contracts to large customers who manufacture polypropylene fibers and resins; and

  . Specialty Ethylene and Ethylene Oxide--Sales are primarily to small and intermediate size specialty chemical companies that make diverse products such as surfactants, co-polymer resins and emulsions, and additives.

  During the fourth quarter of 1996, Sunoco Chemicals completed a project to expand its polymer-grade propylene production capacity and delivery systems at the Marcus Hook refinery from 400 to 650 million pounds per year (6,000 to 9,500 barrels per day). Most of Sunoco Chemicals' polymer-grade propylene production is sold pursuant to a long-term supply agreement with Epsilon Products Co., a polypropylene manufacturer.

  At the end of 1994, Sunoco Chemicals completed a project (the "Northeast Aromatics and Cyclohexane Project"), which included the expansion of benzene extraction capacity by 60 million gallons per year and construction of a 34-million-gallon-per-year cyclohexane plant at the Marcus Hook refinery. During the fourth quarter of 1996, Sunoco Chemicals installed a new hydrogen purification unit at the cyclohexane plant to provide a consistent source of high-quality hydrogen. This enhancement has enabled the plant to increase cyclohexane production levels.

  Benzene, extracted at Sun's Marcus Hook and Girard Point facilities, is combined with refinery-grade propylene to produce cumene at Girard Point. The cumene is then sold primarily to AlliedSignal Inc. pursuant to a long-term contract. In 1996, Sunoco Chemicals began a project to expand its cumene production capacity at Girard Point from 500 to 850 million pounds per year (4,500 to 7,700 barrels per day). The expanded facility, which will utilize new catalyst technology, is expected to be operational in mid-1998. A significant portion of the incremental production from this facility will also be sold to AlliedSignal Inc. under a long-term contract.

  The construction of a 14,000 barrels-per-day mtbe production facility owned and operated by Belvieu Environmental Fuels ("bef"), a joint venture in which Sun is a one-third partner, was completed in 1995. Sun is purchasing all of the mtbe production from this facility pursuant to an off-take agreement which expires in 2004. During 1996, Sun established a $130 million accrual ($85 million after tax) for estimated losses expected to be realized with respect to this off-take agreement. For additional information concerning Sun's participation in this joint venture and the off-take agreement, see Note 12 to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.

 SUN LUBRICANTS

  The Sun Lubricants business is comprised of the manufacturing, blending, packaging and marketing of a broad line of paraffinic and aromatic lubricating and specialty oils produced at the Tulsa and Puerto Rico refineries as well as the related manufacturing and wholesale marketing of the fuels produced at these facilities. Blending and packaging operations are conducted at lube service centers located at the Marcus Hook and Tulsa refineries as well as at facilities located in Los Angeles and Richmond, CA and Toronto, ONT.

  Sun Lubricants manufactures base oils which are sold to domestic and international customers who manufacture their own finished transportation and industrial lubricants. Sun Lubricants also upgrades a significant portion of its base oil production into specialty oils at its blending and packaging facilities. These specialty oils are comprised principally of transportation and industrial lubricants. In addition, Sun Lubricants produces other specialty lube products such as horticultural and agricultural oils, aromatic and paraffinic rubber oils, paper defoamer oils, asphalt recycling extracts, textile oils and finished waxes. These products are marketed under the Sunoco(R), Kendall(R), Amalie(R) and Archer(R) brand labels directly by Sun or through distributors to a wide variety of domestic and foreign customers.

  The following table sets forth information concerning operations at Sun's Tulsa and Puerto Rico refineries:

                                         1996                    1995
                                  ---------------------   ---------------------
                                  TULSA    PUERTO         TULSA    PUERTO
                                   OK       RICO  TOTAL    OK       RICO  TOTAL
                                  -----    ------ -----   -----    ------ -----
Crude Unit Capacity (MB/D)......  85.0      85.0* 170.0   85.0      85.0  170.0
                                  ====      ====  =====   ====      ====  =====
Input to Crude Units (MB/D).....  85.0      63.1  148.1   78.4      60.7  139.1
                                  ====      ====  =====   ====      ====  =====
Paraffinic and Aromatic Lubes
 Capacity (MB/D)................   8.1       9.3   17.4**  7.8       9.0   16.8
                                  ====      ====  =====   ====      ====  =====
Paraffinic and Aromatic Lubes
 Production (MB/D)..............   7.9       8.1   16.0    6.6       8.2   14.8
                                  ====      ====  =====   ====      ====  =====
Products Manufactured (Percent):
 Lubricants.....................    12        17     15     11        18     14
 Gasoline.......................    19        17     18     18        17     18
 Middle Distillates.............    34        31     32     32        32     32
 Residual Fuel..................    --        23     10     --        22     10
 Other..........................    35***     12     25     39***     11     26
                                  ----      ----  -----   ----      ----  -----
                                   100       100    100    100       100    100
                                  ====      ====  =====   ====      ====  =====

--------
  * After completion of the reconfiguration project in the first quarter of 1997, there will be no crude oil processing capacity at the Puerto Rico refinery as Sun will process intermediate feedstocks instead of crude oil at this facility (see below).
 ** In 1996, Sun Lubricants increased the paraffinic and aromatic lubes capacity at Sun's Tulsa and Puerto Rico refineries through minimal capital investment.
*** Includes approximately 23 and 25 thousand barrels daily (28 and 33 percent of products manufactured) in 1996 and 1995, respectively, of "lubes-extracted" feedstocks which are transported to the Toledo refinery for further processing or are sold to third parties.

  During 1996, Sun Lubricants initiated two major strategic actions designed to improve its competitive position. These actions consist of the reconfiguration of Sun's Puerto Rico refinery to significantly reduce fuels production and the acquisition of the Kendall/Amalie lubricants business.

  In the first quarter of 1997, Sun Lubricants will reconfigure the Puerto Rico refinery to eliminate the processing of crude oil and to process, instead, between 20,000 and 30,000 barrels per day of purchased intermediate feedstocks, such as vacuum gas oil and reduced crude oil. This change will significantly reduce the amount of unprofitable fuels produced at this refinery while maintaining the current volume and quality of lubricants production. As a result, the atmospheric crude tower, the gas oil desulfurizer and the gasoline reformer will be shut down and approximately 100 positions will be eliminated. The streamlining of the Puerto Rico refining operation is expected to improve operating efficiency, lower fixed costs and reduce ongoing capital spending and working capital requirements.

  In November 1996, Sun Lubricants acquired the Kendall/Amalie lubricants blending, packaging and marketing business. This acquisition has increased the amount of existing base oil production upgraded into transportation lubricants at Sun facilities and has enabled Sun Lubricants to increase its specialty oil lubricants sales. These sales are made primarily through supply contracts with more than 300 distributors in the United States.

  Sales of specialty oil lubricant products totalled 9.3 thousand barrels daily in 1996 versus 8.6 thousand barrels daily in 1995 while sales of base oils, waxes and other lubricants totalled 14.6 thousand barrels daily in 1996 versus 11.4 thousand barrels daily in 1995. The 8 percent increase in specialty oil sales reflects the Kendall/Amalie acquisition and an expansion in Sun Lubricants' contract customer base and volumes, while the 28 percent increase in base oil, waxes and other lubricant sales reflects higher contract and spot market sales. Fuels sold to third parties from the Tulsa and Puerto Rico refineries totalled 124.3 thousand barrels per day in 1996 compared to
101.4 thousand barrels per day in 1995.

  Sun's Tulsa refinery runs a light, low-sulfur crude oil slate which is supplied from domestic sources. Prior to the reconfiguration, the Puerto Rico refinery was able to process heavier, higher sulfur crude oils which were supplied from foreign sources. In 1997, purchased intermediate feedstocks will be processed at the Puerto Rico refinery instead of crude oil.

  The lubricants manufacturing facilities at the Tulsa and Puerto Rico refineries, as well as Sun's lube blending and packaging facilities, are iso certified indicating they have passed the International Standards
Organization's standards for quality management and oversight.

 SUNOCO MIDAMERICA MARKETING & REFINING

  The Sunoco MidAmerica Marketing & Refining ("Sunoco MidAmerica") business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in the Midwest as well as the manufacturing, distribution and wholesale marketing of fuels and petrochemicals produced at Sun's Toledo refinery.

 Retail Marketing

  Sunoco MidAmerica markets, through direct and distributor channels, a five-grade slate of retail gasoline products under the sunoco(R) brand ranging from ultra(R) 94 to an 86 octane grade of gasoline. These outlets are located in Indiana, Kentucky, Michigan, Ohio and West Virginia with the strongest market presence in Michigan and Ohio. Sunoco MidAmerica is also the sole supplier to all 16 gasoline stations on the Ohio turnpike.

  The following table sets forth Sun's retail gasoline outlets in the Midwest at December 31, 1996 and 1995:

                                                                       1996 1995
                                                                       ---- ----
   Direct outlets:
    Company owned or leased:
     Traditional:
      Company operated................................................  22   21
      Dealer operated.................................................  57   74
                                                                       ---  ---
                                                                        79   95
     sunoco food market(R) convenience stores:
      Company operated................................................  88   89
      Dealer operated.................................................  22   26
                                                                       ---  ---
                                                                       110  115
     ultra service centers SM--dealer operated........................  48   65
                                                                       ---  ---
    Total Company owned or leased..................................... 237  275
    Dealer owned*..................................................... 138  157
                                                                       ---  ---
   Total direct outlets............................................... 375  432
   Distributor outlets................................................ 551  485
                                                                       ---  ---
                                                                       926  917
                                                                       ===  ===

--------
*Primarily traditional outlets.

  In this region, branded fuels sales averaged 51.0 thousand barrels daily in 1996 compared to 50.8 thousand barrels daily in 1995. As part of the strategy to increase the overall level of branded gasoline sales, primarily through the distributor channel, in 1996, Sunoco MidAmerica entered into numerous supply agreements. These supply agreements are expected to significantly increase the retail gasoline volumes sold by Sunoco MidAmerica in 1997. Sales under these agreements are expected to increase further in 1998, in part due to an expected increase in the number of outlets rebranding to sunoco(R) pursuant to these agreements. Sunoco MidAmerica also expects to increase the volumes sold through its current outlets.

 Refining and Wholesale Marketing

  The following table sets forth information concerning operations at Sun's Toledo refinery:

                                                                     1996  1995
                                                                     ----- -----
   Crude Unit Capacity (MB/D)....................................... 125.0 125.0
                                                                     ===== =====
   Input to Crude Units (MB/D)...................................... 125.5 110.7
                                                                     ===== =====
   Conversion Capacity (MB/D).......................................  86.0  86.0
                                                                     ===== =====
   Conversion Capacity Utilized (MB/D)..............................  77.4  70.0
                                                                     ===== =====
   Products Manufactured (Percent):
    Gasoline........................................................    63    64
    Middle Distillates..............................................    15    11
    Residual Fuel...................................................     3     3
    Petrochemicals..................................................     6     8
    Other...........................................................    13    14
                                                                     ----- -----
                                                                       100   100
                                                                     ===== =====

  Fuels products sold at wholesale to third parties from Sun's Toledo refinery in 1996 averaged 66.7 thousand barrels daily compared to 55.4 thousand barrels daily in 1995. Sales of petrochemicals to third parties by Sunoco MidAmerica totalled 11.3 thousand barrels daily in 1996 versus 10.2 thousand barrels daily in 1995.

  Sun's Toledo refinery is a relatively complex, high conversion refinery that refines predominantly light, low-sulfur crude oil. Feedstocks for 1996 consisted primarily of: West Texas Intermediate crude oil (38 percent); Canadian sweet, sour and synthetic crude oils (44 percent); and a "lubes-extracted" gasoil/naphtha intermediate feedstock from Sun's Tulsa refinery (18 percent). In March 1995, a 41-day turnaround of the catalytic cracking and crude units at the Toledo refinery was completed as was the expansion of the refinery's sulfur plant, which enabled the processing of a larger volume of higher-sulfur crude oil. In April 1996, a 25-day turnaround of certain components of the hydrocracker unit was also completed. Subsequent to the turnarounds, Sunoco MidAmerica has increased its input to crude units to over 100 percent of rated capacity compared to 90 percent in 1994. In addition, ethanol blending is currently being utilized by Sunoco MidAmerica at its terminals to reduce octane costs, simplify the product slate and enhance the storage and transportation of gasoline products.

 Chemicals

  Sunoco MidAmerica chemical operations consist of the manufacturing, marketing and distribution of base commodity and intermediate petrochemicals. These chemicals are comprised of aromatics (including benzene, toluene and xylene), spirits, nonene and tetramer. All of these products are sold under a marketing agreement with Suncor Inc., through a joint venture partnership with this former Canadian petroleum subsidiary of Sun. A significant portion of the aromatics production is sold in bulk. Additionally, toluene, xylenes and spirits are sold through a solvent channel.

 SUNOCO LOGISTICS

  The Sunoco Logistics business consists of: crude oil and refined product pipeline operations; domestic lease crude oil acquisition and related trucking operations; crude oil terminalling; marine shipping and tug/barge operations; and product terminalling and transport operations. These operations are conducted primarily in the Northeast, Midwest and South Central regions of the United States.

  Pipeline operations are conducted through wholly-owned subsidiaries and through other pipelines in which Sun has an ownership interest. The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by local regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing agencies, are based upon competition from other pipelines or alternate modes of transportation.

  Sunoco Logistics crude oil pipeline operations, located primarily in the South Central United States, transport crude oil produced in Oklahoma, Texas, New Mexico and Louisiana to refiners (including Sun's Tulsa refinery) or to local trade points. The refined product pipeline operations, located primarily in the Northeast and Midwest, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sun's other businesses and for third-party integrated petroleum companies, independent marketers and distributors.

  In 1996, a third party signed a five-year contract to transport a minimum of 3 thousand barrels daily of refined products from Philadelphia to Rochester, NY on a Sun pipeline. Also in 1996, Sunoco Logistics assumed operating control of the Harbor Pipeline, an 80-mile refined petroleum products pipeline from Woodbury, NJ, to Linden, NJ. Sunoco Logistics has a one-third undivided interest in this pipeline, which provides Philadelphia-area refineries, including Sun's, access to the New York harbor markets.

  At December 31, 1996, Sunoco Logistics had an equity interest in 5,119 miles of crude oil pipelines and 4,548 miles of refined product pipelines. In 1996, crude oil and refined product shipments, including Sun's share of shipments in which it had an ownership interest, totalled 56.3 and 28.8 billion barrel miles, respectively, as compared to 50.1 and 28.7 billion barrel miles in 1995.

  Sunoco Logistics' crude oil pipeline operations in the South Central United States are complemented by lease crude oil acquisition and related trucking operations in this region. Approximately 158 thousand barrels daily of crude oil were purchased from third-party leases during 1996. This crude oil is delivered to various pipelines either directly from the wellhead or utilizing Sunoco Logistics' fleet of 80 trucks.

  Marine shipping and tug/barge operations include 2 ocean-going tankers and a fleet of 15 coastal distribution tankers, tugs and barges. Sun supplements its own marine fleet with charters that account for the vast majority of its marine transportation requirements. Sun maintains an extensive vessel inspection review and evaluation program to assure the vessels chartered into Sun service are of appropriate quality.

  Product terminalling and transport operations include 43 terminals in the Northeast and Midwest that support Sun's branded and wholesale marketing operations in these regions, 135 trucks that transport gasoline and distillates and a railroad fleet of 220 owned and 1,900 leased tank cars that primarily support the Sunoco Chemicals and Sun Lubricants businesses.

  Sun's Nederland, TX terminal provides approximately ten million barrels of storage and provides terminalling capacity exceeding one million barrels per day of throughput. Its Gulf Coast location provides local and midwestern refiners access to increasing volumes of foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for United States Government purchases for and sales from the Strategic Petroleum Reserve storage facilities. During 1996, a five-year agreement signed with a third party will increase the amount of crude oil throughput at this terminal by 30-50 thousand barrels per day.

SUN COAL & COKE

  Sun Coal & Coke Company's business consists of coal production from mines in Virginia and Kentucky and coke manufacturing at the Company's facility in Vansant, VA. Such operations are conducted by Sun Coal Company and its affiliates.

  At December 31, 1996, Sun Coal & Coke had 132 million tons of estimated coal reserves classified as proven and probable compared to 139 million tons at December 31, 1995. Of the reserves at December 31, 1996, 87 percent were metallurgical coal located in Virginia and 13 percent were bituminous steam coal located in Kentucky. Sun Coal & Coke's total coal production in 1996 was
4.4 million tons, compared to 5.1 million tons in 1995.

  Sun Coal & Coke's principal market for both metallurgical coal and coke is the domestic steel industry. In 1996, 62 percent of Sun Coal & Coke's metallurgical coal production was converted into coke at its cokemaking facilities and 38 percent was sold in spot market transactions. During 1996, 82 percent of Sun Coal & Coke's coke sales was made under a nine-year contract with a domestic steel producer which became effective in January 1996. Subsequent to March 1996, this contract provides for delivery of Sun Coal & Coke's entire coke production from its Vansant, VA cokemaking facility. Coke production totalled 648 thousand tons in 1996, compared to 638 thousand tons in 1995.

  In 1996, approximately 59 percent of Sun Coal & Coke's bituminous steam coal was sold under long-term contracts, with the remainder sold in spot market transactions. Sun Coal & Coke's coal and coke sales contracts generally provide for the periodic adjustment of prices to reflect the changing costs of labor, equipment and services.

  Sun Coal & Coke produces high-quality coke at its 650 thousand ton-per-year cokemaking facility using its non-recovery cokemaking technology and related patents. This technology, which is environmentally superior to the by-product technology currently used by most coke producers, is currently being marketed outside North America through an exclusive license with Raytheon Engineers and Constructors, Inc. ("Raytheon"). In January 1997, Raytheon signed a contract to construct a 700 thousand ton-per-year coke plant in Madras, India for a third party utilizing the non-recovery cokemaking technology. In connection with this agreement, Sun Coal & Coke will receive a license fee from Raytheon for the use of its proprietary technology.

  In 1988, Sun Coal & Coke began a program to replace all existing coke ovens at its cokemaking plant in Vansant, VA, with 142 new ovens in order to improve overall cost efficiencies and enhance coke quality at this facility. In July 1996, 27 of the new ovens were placed into service. Construction of the final battery of 35 replacement ovens commenced in late 1996. Seventeen of these ovens are expected to be operational in 1997 with the remainder placed into service in early 1998. In 1995, Sun Coal & Coke transferred an interest in its cokemaking operations to a third party in exchange for $95 million in cash. The transferee is entitled to a preferential return from the cash flows of the cokemaking operations until certain cumulative return targets have been met.

  In November 1996, Sun Coal & Coke entered into an agreement to construct, own and operate a $187 million cokemaking facility in East Chicago, IN, which will produce coke for Inland Steel Company ("Inland") for use at its Indiana Harbor Works steel plant located adjacent to the new cokemaking facility. The agreement requires Inland to buy 1.2 million tons annually on a take-or-pay basis for a period of 15 years commencing after the scheduled mid-1998 start-up date. Additional production of up to 100,000 tons per year will be sold either to Inland or to other steel producers. The plant will utilize Sun Coal & Coke's proprietary non-recovery cokemaking technology.

  Additional information concerning Sun Coal & Coke operations is set forth on page 53 in the Company's 1996 Annual Report to Shareholders.

REAL ESTATE

  Sun's real estate business is conducted through Radnor Corporation and its subsidiaries (collectively, "Radnor"). As of December 31, 1996, Radnor's remaining portfolio of real estate was located in 9 states and consisted principally of three office buildings, three shopping centers, a resort hotel, and single-family home, condominium, residential land and business park developments.

  As a result of Sun's decision to sell its real estate business through a program of controlled disposition, such operations have been classified as operations held for sale in Sun's consolidated financial statements. Since adoption of the disposition plan in October 1991, Radnor has divested 61 commercial properties, completed 26 housing and land developments and reduced its total assets and debt by $842 and $743 million, respectively. At December 31, 1996, Radnor's total assets and debt were $215 and $109 million, respectively. Divestment activities in 1996 included Radnor's sale of two office building projects located in Florida and Virginia and three commercial land parcels located in Virginia, Georgia and Arizona. The disposition of Sun's real estate business is expected to be substantially completed by the end of 1998.

  For additional information regarding Sun's real estate operations held for sale, see Note 2 in the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.

SUN INTERNATIONAL PRODUCTION

  During 1996, Sun sold its international oil and gas production business. Information concerning this sale is presented in Note 2 to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.

CANADA (SUNCOR)

  During 1995, Sun completed the divestment of its remaining 55-percent interest in Suncor Inc., a Canadian integrated oil company. Information concerning this divestment is presented in Note 2 to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.

COMPETITION

  The refining and marketing business is intensely competitive. Sun competes with other domestic refiners and marketers in the northeastern United States and U.S. Gulf coast, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Several of Sun's principal competitors are integrated multi-national oil companies that are larger and have substantially greater resources than Sun. Because of their integrated operations and larger capitalization, such major oil companies may have greater flexibility than Sun in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production, Sun must obtain all of its crude oil feedstocks from unaffiliated sources.

  With the reconfiguration of the Philadelphia and Puerto Rico refineries, virtually all of the crude oils processed in Sun's refining system are light sweet crude oils, which historically have been priced higher than the alternative heavy sour crude oils. However, management believes that any potential competitive impact of Sun's inability to process significant quantities of less expensive heavy sour crude oils will likely be mitigated by: the higher-value product slate obtained from light sweet crude oils; the higher cost to process heavy sour crude oils; and the continued availability of ample quantities of light sweet crude oils for its processing needs. Sun believes that it is in a position to compete effectively as a marketer of refined products because of its strong marketing presence in its principal markets and its considerable distribution flexibility resulting from the location of its two Northeast refineries and retail network, which are well integrated with its distribution system.

  Coal mining and cokemaking operations are also highly competitive. Demand for coke has fallen as domestic steelmaking capacity has declined and steelmakers have switched to electric arc furnaces and coal injection production methods. However, Sun anticipates that the supply of coke will decrease quicker than demand as the inability to meet increasingly stringent environmental regulations will lead steelmakers and other coke producers to close their plants. Sun believes it is well-positioned to compete with other merchant coke producers, since Sun's proprietary technology allows Sun to construct coke ovens that, compared to conventional coke ovens, are more environmentally benign, are generally less costly to build, and can be operated with fewer workers.

  Sun does not consider one or a small group of competitors to be dominant in the refining and marketing and coal and cokemaking industries. The availability of a ready market for Sun's refined products, as well as its coal and coke production, depends on numerous external factors, including: the level of consumer demand; the extent of industry production of refined products and coal and coke; the import levels of refined products and coal and coke; the cost and availability of alternative fuels; the cost and proximity of refineries, pipelines and other transportation facilities that support the retail gasoline marketing infrastructure; and regulations by federal, state, local and foreign authorities including those imposed by or resulting from compliance with applicable environmental laws.

RESEARCH AND DEVELOPMENT

  In recent years, Sun's research and development activities have focused on applied research, process and product development, and engineering and technical services related to fuels, lubricants and chemicals. Sun spent $6, $5 and $8 million on research and development activities in 1996, 1995 and 1994, respectively. As of December 31, 1996, approximately 120 scientists, engineers, technicians and support personnel participated in these activities. Sun owns or has made application for numerous patents in the U.S.

EMPLOYEES

  As of December 31, 1996, Sun had approximately 12,150 employees compared to approximately 12,000 employees as of December 31, 1995. The increase in 1996 is primarily attributable to the Kendall/Amalie acquisition. Approximately 40 percent of Sun's employees are employed in company-operated convenience stores and service stations. The above amounts exclude employees of real estate operations held for sale totalling 337 in 1996 and 332 in 1995. Approximately 27 percent of Sun's employees were covered by 49 collective bargaining agreements as of December 31, 1996. The collective bargaining agreements have various terms and dates of expiration. In management's opinion, Sun's relationship with its employees is generally satisfactory.

ENVIRONMENTAL MATTERS

  Sun is subject to numerous federal, state and local laws which regulate the discharge of materials into, or otherwise relate to the protection of, the environment. These laws have required, and are expected to continue to require, Sun to make significant expenditures of both a capital and expense nature. Several of the more significant federal laws applicable to the Company's operations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act ("cercla") and the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act ("rcra").

  The following table summarizes Sun's expenditures for environmental projects and compliance activities (in millions of dollars):

                                                                1996 1995* 1994*
                                                                ---- ----  ----
   Pollution Abatement Capital**............................... $ 29 $ 60  $203
   Remediation.................................................   37   48    57
   Operations, Maintenance and Administration..................  185  238   214
                                                                ---- ----  ----
                                                                $251 $346  $474
                                                                ==== ====  ====

--------
 *Restated to exclude expenditures attributable to discontinued International
  Production and Canadian Upstream Petroleum operations. (See Note 2 to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.)
**Capital expenditures for pollution abatement are expected to approximate $25 and $55 million in 1997 and 1998, respectively.

  The high level of pollution abatement capital expenditures during 1994 was due primarily to outlays for projects to upgrade wastewater treatment facilities and expand benzene extraction capacity at the Marcus Hook refinery.

  The Clean Air Act establishes stringent criteria for regulating air toxics at operating facilities by mandating major reductions in allowable emissions and establishing a more comprehensive list of substances deemed to be air toxics. The Clean Air Act also requires refiners to market cleaner-burning gasoline that reduces emissions of certain toxics and conventional pollutants. The Company has implemented the first phase of the reformulated gasoline regulations which requires an increase in the minimum quantity of oxygen for certain non-attainment areas, a reduction in benzene content, and a reduction in summertime Reid Vapor Pressure ("rvp"). Sun expects to implement the next more stringent phase of these regulations in 1998 with minimal capital investment. Management believes the Company will be able to continue to meet these regulations even though they will become even more stringent in 2000 when the phase-in of the Clean Air Act is completed. However, the Company cannot ascertain at this time the extent of the capital outlays that will be required to comply with this final phase of the regulations.

  cercla and rcra, and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities and at third-party or formerly owned sites. Under cercla, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("prp"). As of December 31, 1996, Sun had been named as a prp at 46 sites identified or potentially identifiable as "Superfund" sites under cercla. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under rcra and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

  Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 12 to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.

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

FORWARD-LOOKING STATEMENTS

  Those statements in the business and properties discussion that are not historical in nature should be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Although Sun believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Such forward-looking statements involve risks and are inherently uncertain. Important factors that could cause actual results to differ materially from those projected in such statements are discussed below.

  Sun is affected by changes in industry-wide refining margins, changes in crude oil and other raw material costs, and world and regional events that could significantly increase volatility in the marketplace. Sun's crude oil supply could be affected by factors beyond its control, such as embargoes, the continued discovery and production of light sweet crude oil, or military conflicts between (or internal instability in) one or more oil-producing countries. Other factors that could affect Sun's business include: the continued availability of debt and equity financing, changes in labor relations, general economic conditions (including recessionary trends, inflation and interest and currency exchange rates), market supply and demand for Sun's products, the reliability and efficiency of Sun's operating facilities, the level of operating expenses and hazards common to operating facilities (including explosions, fires, oil spills and the effects of severe weather conditions), actions taken by competitors (including both pricing and expansion and retirement of refinery capacity in response to market conditions), and civil, criminal, regulatory or administrative actions, claims or proceedings.

  Sun's operations could also be affected by domestic and international political, legislative, regulatory and legal actions, such as restrictions on production, restrictions on imports and exports, price controls, tax increases and retroactive tax claims, expropriation of property and cancellation of contract rights. In addition, Sun is impacted by laws pertaining to workers' health and safety, and current or amended state and federal environmental and other similar regulations (including, particularly, regulations dealing with gasoline composition and characteristics) or the judicial interpretation of such regulations.

  The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by Sun. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements.

ITEM 3. LEGAL PROCEEDINGS

  The United States Department of Justice on behalf of the United States Environmental Protection Agency filed on February 3, 1997 an action in the United States District Court for the Northern District of Oklahoma seeking civil penalties in excess of $100,000 for alleged violations of the Clean Air Act and the Oklahoma State Implementation Program. Settlement discussions are being held.

  Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sun at December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF SUN COMPANY, INC.

 NAME, AGE AND PRESENT
    POSITION WITH
  SUN COMPANY, INC.      BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------------    ------------------------------------------
Robert M. Aiken, Jr., 54  Mr. Aiken was elected to his present position in November
 Executive Vice           1996. From May 1992 until November 1996, he was Senior Vice
 President and Chief      President and Chief Financial Officer and from September
 Financial Officer        1990 until May 1992, he was Senior Vice President, Finance.

Robert H. Campbell, 59    Mr. Campbell was elected Chairman of the Board in May 1992
 Chairman of the Board    and Chief Executive Officer in September 1991. He also held
 and Chief Executive      the additional positions of President and Chief Operating
 Officer                  Officer from February 1991 until November 1996. He has been a Director since November 1988.

John G. Drosdick, 53      Mr. Drosdick was elected a Director and President and Chief
 President and Chief      Operating Officer in December 1996. He was President and
 Operating Officer        Chief Operating Officer of Ultramar Corporation (which re-
                          cently merged with Diamond Shamrock, Inc. to become Ultramar
                          Diamond Shamrock Corporation) from June 1992 to August 1996 and from 1990 to June 1992, he was President of its U.S. re-
                          fining and marketing business.

 NAME, AGE AND PRESENT
    POSITION WITH
  SUN COMPANY, INC.                 BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------------               ------------------------------------------
  Jack L. Foltz, 61        Mr. Foltz was elected to his present position in October
   Vice President and      1992, and from December 1991 to October 1992 he was Assis-
   General Counsel         tant General Counsel, Refining and Marketing.

  Deborah M. Fretz, 48     Ms. Fretz was elected Senior Vice President, Logistics in
   Senior Vice President,  August 1994. She assumed the additional position of Senior
   Lubricants and          Vice President, Lubricants in January 1997. In addition, she
   Logistics               has been President of Sun Pipe Line Company, a subsidiary, since October 1991.

  Thomas W. Hofmann, 45    Mr. Hofmann was elected to his present position in July
   Comptroller             1995. From September 1994 to July 1995, he served as Direc-
                           tor, Performance Analysis, and from October 1991 to Septem-
                           ber 1994, Director, Tax Administration.

  David E. Knoll, 53       Mr. Knoll was elected to his present position in August
   Senior Vice President,  1994. From October 1992 to August 1994, he was Senior Vice
   Northeast Refining      President, Marketing and Logistics and from October 1991 to
   and Chemicals           October 1992, Group Vice President, Refining and Marketing.

  Robert W. Owens, 43      Mr. Owens was elected to his present position in February
   Vice President and      1997. He was Vice President, Marketing and Services of
   General Manager,        Ultramar Diamond Shamrock Corporation from 1996 to 1997 and
   Sunoco Northeast        of Ultramar Corporation from 1994 to 1996. From 1989 to
   Marketing               1994, he was Manager, East Coast Branded Marketing of
                           Amerada Hess Corporation.

  Malcolm I. Ruddock, 54   Mr. Ruddock was elected to his present position in 1989.
   Treasurer

  David C. Shanks, 57      Mr. Shanks was elected to his present position in February
   Vice President, Human   1997. He also has additional responsibilities for Strategic
   Resources               Planning and Public Affairs. Previously, he was a Corporate
                           Vice President and Director of Arthur D. Little, Inc.

  Sheldon L. Thompson, 58  Mr. Thompson was elected to his present position in October
   Senior Vice President   1992. From 1991 to October 1992, he was Vice President,
   and Chief               Chemicals, Lubricants and Technology.
   Administrative Officer

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 54 of the Company's 1996 Annual Report to Shareholders. The market exchanges on which the Company's stock is traded are listed on the cover page of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 22 of the Company's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated herein by reference to pages 23-32 in the Company's 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following information in the Company's 1996 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 33-36; the Notes to Consolidated Financial Statements on pages 37-50; the Report of Independent Auditors on page 51; the Supplemental Financial and Operating Information on page 53 (excluding the sections on Throughput per Direct Outlet and Pipeline Mileage); and the Quarterly Financial and Stock Market Information on page 54.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement ("Proxy Statement") which will be filed with the Securities and Exchange Commission ("sec") within 120 days after December 31, 1996.

  Information concerning the Company's executive officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the sec within 120 days after December 31, 1996, except that the Report of the Compensation Committee and the Stock Performance Graphs contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the sec within 120 days after December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the sec within 120 days after December 31, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

  1.Consolidated Financial Statements:

      The information appearing in the Company's 1996 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

  2.Financial Statement Schedules:

      Schedule II--Valuation Accounts is included on page 25 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not required or is not applicable.

  3.Exhibits:

        3.(i)  --Articles of Incorporation of Sun Company, Inc., as amended and restated effective as of February 1, 1996 (incorporated by reference to Exhibit 3.(i) of the Company's 1995 Form 10-K filed March 7, 1996, File No. 1-6841).
        3.(ii) --Sun Company, Inc. Bylaws, as amended and restated effective as of February 1, 1996 (incorporated by reference to Exhibit
                 3.(ii) of the Company's 1995 Form 10-K filed March 7, 1996,
                 File No. 1-6841).
        4.1    --Instruments defining the rights of security holders of long-
                 term debt of the Company and its subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will provide the sec a copy of any
                 instruments defining the rights of holders of long-term debt of the Company and its subsidiaries upon request.
        4.2    --Rights Agreement between Sun Company, Inc. and First Chicago
                 Trust Company of New York dated as of February 1, 1996
                 (incorporated by reference to Exhibit 99(b) of the Company's
                 Current Report on Form 8-K dated February 2, 1996, File No. 1-
                 6841).
       10.1*   --Sun Company, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company's 1995 Form 10-K filed
                 March 7, 1996, File No. 1-6841).
       10.2*   --Sun Company, Inc. Executive Retirement Plan (incorporated by reference to Exhibit 10(d) of the Company's Form SE filed March
                 13, 1992, File No. 1-6841).
       10.3*   --Sun Company, Inc. Directors' Deferred Compensation Plan
                 (incorporated by reference to Exhibit 10.3 of the Company's
                 1995 Form 10-K filed March 7, 1996, File No. 1-6841).
       10.4*   --Sun Company, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 of the Company's 1995 Form 10-K filed
                 March 7, 1996, File No. 1-6841).
       10.5*   --Sun Company, Inc. Pension Restoration Plan (incorporated by reference to Exhibit 10.5 of the Company's 1995 Form 10-K filed
                 March 7, 1996, File No. 1-6841).

       10.6*  --Sun Company, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form SE filed March
                11, 1993, File No. 1-6841).
       10.7*  --Amendment No. 1996-1 to the Sun Company, Inc. Savings
                Restoration Plan, effective April 1, 1996. The Sun Company Inc.
                Savings Restoration Plan (prior to Amendment No. 1996-1) is incorporated by reference to Exhibit 10.7 of the Company's 1995
                Form 10-K filed March 7, 1996, File No. 1-6841.
       10.8*  --Sun Company, Inc. Retainer Stock Plan for Outside Directors
                (incorporated by reference to Exhibit 10.9 of the Company's 1995
                Form 10-K filed March 7, 1996, File No. 1-6841).
       10.9*  --Sun Company, Inc. Executive Long-Term Stock Investment Plan, as
                amended effective as of December 4, 1996.
       10.10  --Deposit Agreement for Series A Cumulative Preference Stock
                (incorporated by reference to Exhibit 99(g)(4) of the Sun
                Company, Inc. Schedule 13E-4 filed June 13, 1995, File No. 1-
                6841).
       10.11* --Form of Indemnification Agreement as of February 1, 1996,
                individually entered into between Sun Company, Inc. and various directors and officers as set forth more fully in the schedule attached therein (incorporated by reference to Exhibit 10.15 of the Company's 1995 Form 10-K filed March 7, 1996, File No. 1-
                6841).
       10.12* --Trust Under Sun Company, Inc. Directors' Deferred Compensation
                Plan, dated as of February 1, 1996.
       10.13* --Sun Company, Inc. Deferred Compensation and Benefits Trust,
                dated as of February 1, 1996.
       10.14* --Agreement of employment entered November 15, 1996 by and between the Company and John G. Drosdick.
       11     --Statements re Sun Company, Inc. and Subsidiaries Computation of
                Per Share Earnings for the Years Ended December 31, 1996, 1995
                and 1994.
       12     --Statements re Sun Company, Inc. and Subsidiaries Computation of
                Ratio of Earnings to Fixed Charges for the Years Ended December
                31, 1996, 1995, 1994, 1993 and 1992.
       13     --Sun Company, Inc. 1996 Annual Report to Shareholders Financial
                Section.
       21     --Subsidiaries of Sun Company, Inc.
       23.1   --Consent of Ernst & Young LLP.
       23.2   --Consent of Coopers & Lybrand L.L.P.
       23.3   --Report of Coopers & Lybrand L.L.P.
       24.1   --Power of Attorney executed by certain officers and directors of
                Sun Company, Inc.
       24.2   --Certified copy of the resolution authorizing certain officers to sign on behalf of Sun Company, Inc.
       27     --Article 5 of Regulation S-X, Financial Data Schedule.

--------
*These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.

(b) Reports on Form 8-K:

  The Company has not filed any reports on Form 8-K during the quarter ended December 31, 1996.

Note: Copies of each Exhibit to this Form 10-K are available upon request, at $2 per copy.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

   Sun Company, Inc.

By   /s/Robert M. Aiken, Jr.
     Robert M. Aiken, Jr.
     Executive Vice President and Chief Financial Officer

Date March 7, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY OR ON BEHALF OF THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 7, 1997:

     SIGNATURES                              TITLES

   Robert M. Aiken, Jr.*          Executive Vice President and Chief Financial
   ---------------------          Officer (Principal Financial Officer)
   Robert M. Aiken, Jr.

   Robert H. Campbell*            Chairman of the Board, Chief Executive
   -------------------            Officer and Director (Principal Executive
   Robert H. Campbell             Officer)

   Raymond E. Cartledge*          Director
   ---------------------
   Raymond E. Cartledge

   Robert E. Cawthorn*            Director
   -------------------
   Robert E. Cawthorn

   John G. Drosdick*              President, Chief Operating Officer and
   -----------------              Director
   John G. Drosdick

   Mary J. Evans*                 Director
   --------------
   Mary J. Evans

   Thomas P. Gerrity*             Director
   ------------------
   Thomas P. Gerrity

   Thomas W. Hofmann*             Comptroller (Principal Accounting Officer)
   ------------------
   Thomas W. Hofmann

   James G. Kaiser*               Director
   ----------------
   James G. Kaiser

     SIGNATURES                              TITLES

    Robert D. Kennedy*             Director
    ------------------
    Robert D. Kennedy

    Thomas W. Langfitt*            Director
    -------------------
    Thomas W. Langfitt

    R. Anderson Pew*               Director
    ----------------
    R. Anderson Pew

    William F. Pounds*             Director
    ------------------
    William F. Pounds

    Alexander B. Trowbridge*       Director
    ------------------------
    Alexander B. Trowbridge

*By /s/Robert M. Aiken, Jr.        Individually and as Attorney-in-Fact
    -----------------------
    Robert M. Aiken, Jr.

                      SUN COMPANY, INC. AND SUBSIDIARIES
                        SCHEDULE II--VALUATION ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (MILLIONS OF DOLLARS)

                                           ADDITIONS
                                      -------------------
                           BALANCE AT CHARGED TO CHARGED               BALANCE
                           BEGINNING  COSTS AND  TO OTHER              AT END
                           OF PERIOD   EXPENSES  ACCOUNTS  DEDUCTIONS OF PERIOD
                           ---------- ---------- --------  ---------- ---------
For the year ended
 December 31, 1996:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $18        $ 8       $--        $18        $ 8
                              ===        ===       ===        ===        ===
For the year ended
 December 31, 1995(A):
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $10        $ 8       $11(B)     $11(C)     $18
                              ===        ===       ===        ===        ===
For the year ended
 December 31, 1994(A):
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $11        $--       $--        $ 1        $10
                              ===        ===       ===        ===        ===

--------
Notes:

(A) Restated to exclude amounts related to international production and Canadian upstream petroleum operations as these operations are now presented as discontinued operations. (See Note 2 to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.)

(B) Represents the account balance, at June 30, 1995, of Sun's coal and cokemaking operations which previously had been accounted for as an investment held for sale. Effective June 30, 1995, this business became one of Sun's ongoing business units and is no longer held for sale. (See
    Note 2 to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.)

(C) Includes a $4 million deduction attributable to the refining and marketing operations of Suncor Inc., a Canadian integrated oil company, reflecting the divestment of Suncor on June 8, 1995. (See Note 2 to the Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders.)

[LOGO OF PRINTED ON RECYCLED PAPER APEARS HERE]