Form 10-Q
period 1997-03-31
SUN CO INC
filed 1997-05-08
CIK 95304

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

At March 31, 1997, there were 72,991,478 shares of Common Stock, $1 par value and 12,460,550 shares of Cumulative Preference Stock--Series A, no par value, outstanding.

                              SUN COMPANY, INC.
                              -----------------

                                    INDEX



                                                              Page No.
                                                              --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Operations
           for the Three Months Ended March 31, 1997
           and 1996                                              3

           Condensed Consolidated Balance Sheets at
           March 31, 1997 and December 31, 1996                  4

           Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended March 31,
           1997 and 1996                                         5

           Notes to Condensed Consolidated Financial
           Statements                                            6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                           11

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                    16

  Item 6.  Exhibits and Reports on Form 8-K                     17



SIGNATURE                                                       19

                                   PART I
                            FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------
                                                        For the Three Months
                                                           Ended March 31
                                                        --------------------
                                                           1997       1996*
                                                         ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                 $2,733     $2,460
Interest income                                               2          4
Other income                                                  9          8
                                                         ------     ------
                                                          2,744      2,472
                                                         ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses              2,088      1,903
Selling, general and administrative expenses                127        134
Consumer excise taxes                                       361        368
Payroll, property and other taxes                            24         22
Depreciation, depletion and amortization                     66         66
Provision for employee terminations (Note 4)                 32         --
Interest cost and debt expense                               19         20
                                                         ------     ------
                                                          2,717      2,513
                                                         ------     ------
Income (loss) from continuing operations
  before income tax expense (benefit)                        27        (41)
Income tax expense (benefit)                                  9        (17)
                                                         ------     ------
Income (loss) from continuing operations                     18        (24)
Income from discontinued operations (Note 2)                 --         19
                                                         ------     ------
NET INCOME (LOSS)                                            18         (5)
Dividends on preference stock                               (11)       (11)
                                                         ------     ------
Net income (loss) attributable to common
  shareholders                                           $    7     $  (16)
                                                         ======     ======
Earnings per share of common stock:**
  Income (loss) from continuing operations                 $.10      $(.47)
  Income from discontinued operations                        --        .25
                                                           ----      -----
  Net income (loss)                                        $.10      $(.22)
                                                           ====      =====
Cash dividends paid per share:
  Preference stock***                                      $.90       $.90
  Common stock                                             $.25       $.25
-------------
  *Restated to present International Production operations as discontinued
   operations (Note 2).
 **Represents both primary and fully diluted earnings per share (Note 5).
   Based on the weighted average number of common shares outstanding (in millions) of 73.0 in 1997 and 73.9 in 1996.
***Each share of preference stock is represented by two depositary shares.
   Each depositary share accrues dividends quarterly at a rate of $.45 per share, or one-half the rate paid on preference stock.


                          (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries
                                                         At          At
                                                      March 31   December 31
                                                        1997        1996
(Millions of Dollars)                                    (UNAUDITED)
--------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents                             $   27       $   67
Accounts and notes receivable, net                       720          864
Inventories:
  Crude oil                                              166          157
  Refined products                                       195          252
  Materials, supplies and other                           69           67
Deferred income taxes                                    124          128
                                                      ------       ------
Total Current Assets                                   1,301        1,535

Investment in Real Estate Operations Held
  for Sale (Note 3)                                       62           79
Investments and Long-Term Receivables                     85           91
Properties, Plants and Equipment                       5,791        5,829
Less Accumulated Depreciation, Depletion
  and Amortization                                     2,821        2,785
                                                      ------       ------
Properties, Plants and Equipment, net                  2,970        3,044
Deferred Income Taxes                                     19           24
Deferred Charges and Other Assets                        246          252
                                                      ------       ------
Total Assets                                          $4,683       $5,025
                                                      ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $  799       $1,081
Accrued liabilities                                      563          573
Current portion of long-term debt                         58           54
Taxes payable                                             95          109
                                                      ------       ------
Total Current Liabilities                              1,515        1,817

Long-Term Debt                                           830          835
Retirement Benefit Liabilities                           486          489
Deferred Credits and Other Liabilities                   425          446
Commitments and Contingent Liabilities (Note 6)
Shareholders' Equity (Note 7)                          1,427        1,438
                                                      ------       ------
Total Liabilities and Shareholders' Equity            $4,683       $5,025
                                                      ======       ======

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
-------------------------------------------------------------------------
                                                       For the Three Months
                                                          Ended March 31
                                                       --------------------
                                                           1997       1996
                                                          -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $  18       $ (5)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Income from discontinued operations                      --        (19)
    Provision for employee terminations                      32         --
    Depreciation, depletion and amortization                 66         66
    Deferred income tax expense (benefit)                     9         (4)
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                         144        (84)
      Inventories                                            46         32
      Accounts payable and accrued liabilities             (332)        71
      Taxes payable                                         (14)       (12)
    Other                                                     1         (4)
                                                          -----       ----
  Net cash provided by (used in) continuing
    operating activities                                    (30)        41
  Net cash flows from discontinued operating activities      --         12
                                                          -----       ----
Net cash provided by (used in) operating activities         (30)        53
                                                          -----       ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (59)       (37)
  Proceeds from divestments                                  73          1
  Investing activities of discontinued operations            --         (6)
  Other                                                       8         (1)
                                                          -----       ----
Net cash provided by (used in) investing activities          22        (43)
                                                          -----       ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                    --         41
  Repayments of long-term debt                               (1)        (1)
  Cash dividend payments                                    (29)       (30)
  Purchases of common stock for treasury                     --         (6)
  Other                                                      (2)       (18)
                                                          -----       ----
Net cash used in financing activities                       (32)       (14)
                                                          -----       ----
Net decrease in cash and cash equivalents                   (40)        (4)
Cash and cash equivalents at beginning of period             67         11
                                                          -----       ----
Cash and cash equivalents at end of period                $  27       $  7
                                                          =====       ====

                          (See Accompanying Notes)

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            ----------------------------------------------------


1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provision for employee terminations (Note 4). Results for the three months ended March 31, 1997 are not necessarily indicative of results for the full year 1997.

2.   Discontinued Operations.

     On September 30, 1996, Sun completed the sale of its international oil and gas production business for $278 million in cash. The sale of this business represents the completion of the Company's withdrawal from oil and gas exploration and production activities. The Company withdrew from international exploration activities in 1992 and divested its remaining 55-percent interest in Suncor Inc., a Canadian integrated oil company, on June 8, 1995. Sun received $770 million in cash from the sale of Suncor, after commissions and discounts, of which $635 million was received in June 1995 and $135 million was received in June 1996.

     As a result of its sale, the international oil and gas production business has been classified as a discontinued operation for the three months ended March 31, 1996. The following is a summary of the results of this business during that period (in millions of dollars):

          Sales and other operating revenue              $72
                                                         ===
          Income before income tax expense               $28
          Income tax expense                               9
                                                         ---
          Income from discontinued operations            $19
                                                         ===

3.   Investment in Real Estate Operations Held for Sale.

     Sun has been pursuing the disposition of its investment in Radnor Corporation, its wholly owned real estate development subsidiary, since October 1991. This business is accounted for as an investment held for sale. As a result, pretax income from real estate operations, which was breakeven and $1 million for the three months ended March 31, 1997 and 1996, respectively, has been included as a single amount in other income in the condensed consolidated statements of operations.

     The assets and liabilities relating to real estate operations have been segregated in the condensed consolidated balance sheets and separately reflected as an investment in operations held for sale. Such amounts are detailed as follows (in millions of dollars):

                                                       At             At
                                                    March 31     December 31
                                                      1997           1996
                                                    --------     -----------

     Inventories                                       $  83        $  78
     Properties, plants and equipment                     97          119
     Other assets                                         19           18
     Debt (Note 6)                                      (109)        (109)
     Other liabilities                                   (28)         (27)
                                                       -----        -----
     Investment in real estate operations
       held for sale                                   $  62        $  79
                                                       =====        =====

4.   Employee Terminations.

     During the first quarter of 1997, Sun established a $32 million pretax accrual ($21 million after tax) for employee terminations and related costs. The termination benefits are for approximately 320 employees to be involuntarily terminated, of which approximately 50 were terminated during the first three months of 1997. The employee reductions are throughout the organization and include senior management, support staff and operations personnel. As of March 31, 1997, the amount of actual termination benefits paid and charged against the accrual totalled less than $1 million.

5.   Earnings Per Share.

     Primary earnings per share was computed by dividing earnings (losses), after deducting dividends on preference stock, by the weighted average number of common shares outstanding. Fully diluted earnings per share generally is determined by dividing earnings (losses) by the weighted average number of shares outstanding assuming redemption of the preference shares for common stock utilizing a ratio of two shares of common stock for each outstanding preference share. However, since the assumed redemption of preference shares would have resulted in either an increase in earnings per share or a reduction in the loss per share, fully diluted per share amounts are equal to those reported on a primary basis.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued, which is required to be adopted in the fourth quarter of 1997. Under SFAS No. 128, the dilutive effect of stock options will be excluded from the primary earnings per share calculation. Since Sun's stock options did not have a dilutive effect on its primary or fully diluted earnings per share amounts for the three months ended March 31, 1997 and 1996, the new standard would not have impacted Sun's earnings per share for these periods.

6.   Commitments and Contingent Liabilities.

     A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $225 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. The facility was completed during 1995.

     In order to obtain a secure supply of oxygenates for the manufacture of reformulated gasoline, Sun entered into an off-take agreement with BEF whereby Sun agreed to purchase all of the MTBE production from the plant. For the first 14,000 barrels daily of production, Sun has agreed to pay BEF prices through May 1997 based on the market value of MTBE feedstocks (methanol and butane) plus a fixed amount per gallon (the "formula price"), and thereafter through May 2000 based on the then-existing MTBE prices per gallon in the contract market (the "contract market price"). However, the price to be paid by Sun for the first 12,600 barrels daily of MTBE production through May 2000, at a minimum, will equal the sum of BEF's annual raw material and operating costs associated with this production plus BEF's debt service payments (collectively, the "minimum price") if the minimum price per gallon exceeds the applicable formula or contract market price. After May 2000, Sun and BEF will negotiate a new price for the last four years of the agreement based upon the market conditions existing at that time.

     Historically, the formula prices paid by Sun under this agreement were believed to have approximated those of other MTBE long-term sales agreements in the marketplace. However, management believes that the contract market changed in the latter part of 1996 as feedstock-plus-fixed-priced contracts expired and were replaced by spot-market-price-based contracts, which have been more favorable to the purchaser. Management also believes that the spot market for MTBE is now developed.

     During the fourth quarter of 1996, spot market prices for MTBE were less than the prices paid by Sun under the off-take agreement with BEF. At that time, the Company expected this adverse relationship to continue into the future. Accordingly, a $130 million accrual ($85 million after tax) was established at December 31, 1996 for the estimated losses expected to be realized with respect to this agreement. During the first quarter of 1997, actual MTBE purchase costs in excess of current market prices were charged against the accrual.

     The Company guarantees the $109 million of outstanding debt of Radnor Corporation, its real estate operation held for sale. Such debt, which is due no later than February 2001, is expected to be substantially repaid by the end of 1998 with proceeds from the disposal of the Company's remaining real estate portfolio (Note 3).

     Sun is subject to numerous federal, state and local laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities including refineries, service stations, terminals, pipelines and truck transportation facilities as well as at third-party or formerly-owned sites at which contaminants generated by Sun may be located. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 1997, Sun had been named as a PRP at 45 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

     Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):
                                             At                 At
                                          March 31          December 31
                                            1997               1996
                                          --------          -----------
          Accrued liabilities               $ 66               $ 77
          Deferred credits and other
            liabilities                      151                150
                                            ----               ----
                                            $217               $227
                                            ====               ====

     Pretax charges against income for environmental remediation amounted to $1 million for the three months ended March 31, 1996. There were no charges against income for environmental remediation during the first quarter of 1997. Claims for recovery of environmental liabilities that are probable of realization, which totalled $4 million at March 31, 1997, are included in deferred charges and other assets in the condensed consolidated balance sheets.

     On October 4, 1996, Sun filed a complaint in Los Angeles County Superior Court, Jalisco Corporation, Inc., et al. v. Argonaut Insurance Company, et al. (Case No. BC 158441), naming more than 45 insurance companies as defendants and seeking recovery under numerous insurance policies for certain environmental expenditures of Sun, including its predecessor companies and subsidiaries, arising from the ownership and operation of its business and properties. The Company cannot quantify the outcome of this litigation, which may be protracted.

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

     Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sun's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at March 31, 1997.
     Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flows or liquidity.

7.   Shareholders' Equity.
                                                    At            At
                                                 March 31     December 31
                                                   1997          1996
                                                 --------     -----------
                                                 (Millions of Dollars)
     Cumulative preference stock - Series A,
      no par value                                $  748        $  748
     Common stock, par value $1 per share            130           130
     Capital in excess of par value                1,316         1,316
     Earnings employed in the business             1,273         1,284
                                                  ------        ------
                                                   3,467         3,478
     Less common stock held in treasury,
       at cost                                     2,040         2,040
                                                  ------        ------
     Total                                        $1,427        $1,438
                                                  ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                            RESULTS OF OPERATIONS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                       Three Months Ended
                                             March 31
                                       ------------------
                                        1997       1996      Variance
                                        ----       ----      --------
                                             (Millions of Dollars)

Sun Northeast Refining                  $  4       $(28)       $ 32

Sunoco Northeast Marketing                20         (1)         21

Sunoco Chemicals                          19          7          12

Sun Lubricants                            (8)         2         (10)

Sunoco MidAmerica Marketing &
  Refining                                --         (4)          4

Sunoco Logistics                          12         11           1

Sun Coal & Coke                            9          7           2

Corporate expenses                        (5)        (5)         --

Net financing expenses                   (12)       (13)          1

Sun International Production*             --         19         (19)
                                        ----       ----        ----
                                          39         (5)         44

Special Item:
  Provision for employee terminations    (21)        --         (21)
                                        ----       ----        ----
Consolidated net income (loss)          $ 18       $ (5)       $ 23
                                        ====       ====        ====
----------------
*Sun completed the sale of its International Production business on September 30, 1996.

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the three-month period ended March 31, 1997, Sun had net income of $18 million, or $.10 per share of common stock, compared with a net loss of $5 million, or $.22 per share, for the first quarter of 1996. Excluding the $21 million after-tax provision for employee termination benefits shown separately in the Earnings Profile of Sun Businesses, Sun had income of $39 million in the first quarter of 1997 compared to a loss of $5 million in the first quarter of 1996.

Sun Northeast Refining -- The Sun Northeast Refining business had income of $4 million in the first quarter of 1997 versus a loss of $28 million in the first quarter of 1996. The increase in earnings was due primarily to a decline in operating expenses ($15 million) and higher realized wholesale fuels product margins ($9 million) and sales volumes ($6 million). Wholesale gasoline margins were adversely impacted in the first quarter of 1996 by the Company's high purchase cost of MTBE (a component of reformulated gasoline) relating to an existing off-take agreement (see Note 6 to the condensed consolidated financial statements). The increase in sales volumes reflects a significant improvement in production levels compared to the first quarter of 1996 when production was adversely impacted by a high level of maintenance activity. Input to the crude units averaged over 479,000 barrels per day, or nearly 100 percent of rated capacity, in the current quarter versus 418,000 barrels per day in the first quarter of 1996. Total production increased almost 5 million barrels compared to the first quarter of 1996 with gasoline and distillate production averaging over 408,000 barrels daily versus 358,000 barrels daily in the first quarter of 1996.

During the fourth quarter of 1996, Sun reconfigured its Philadelphia refinery to process only light, sweet crude oil and to cease asphalt production. Several redundant and/or unprofitable units were shut down as part of a continuing process to integrate the Point Breeze and Girard Point segments of the refinery. At that time, the Company indicated that if sufficient improvements were not realized at these facilities, it would consider shutting down additional units during 1997. The reconfiguration to date has resulted in a substantial improvement in operating reliability and a reduction in the cost structure at the Philadelphia refinery to more competitive levels. As a result, in April 1997, the Company announced that it will continue to operate its Philadelphia refinery at current production levels and that a planned maintenance turnaround of the 40,000-barrel-per-day fluid catalytic cracking unit at Point Breeze will proceed as scheduled during the 1997 fourth quarter.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $20 million in the current quarter versus a loss of $1 million in the first quarter of 1996. The increase in operating results was due to significantly higher average retail gasoline margins ($20 million). Crude oil and wholesale gasoline prices trended downward during most of the first quarter of 1997 which allowed retail gasoline margins to recover from weak 1996 levels. The weak margins experienced by Sun in the first quarter of 1996 were due in part to the Company's high purchase cost of MTBE. A decline in expenses in the first quarter of 1997 was essentially offset by the impact of 6 percent lower retail gasoline sales volumes during that period.

Sunoco Chemicals -- Sunoco Chemicals earned $19 million in the first quarter of 1997 versus $7 million in the first quarter of 1996. The increase in earnings was due largely to higher margins ($9 million), particularly for propylene, ethylene and benzene-based chemicals, and higher sales volumes ($6 million), reflecting record production levels. Total chemicals production for the quarter was 2.0 million barrels (22,700 barrels per day) versus first quarter 1996 production of 1.6 million barrels (18,000 barrels per day). The first quarter 1997 production slate includes the upgrading of an additional 4,000 barrels per day of refinery-grade propylene into polymer-grade propylene, principally as a result of the fourth quarter 1996 completion of a new propylene splitter at the Marcus Hook refinery. Polymer-grade propylene production averaged almost 10,000 barrels per day during the first quarter of 1997, which was slightly higher than the rated capacity of the unit.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $8 million in the 1997 first quarter, compared to income of $2 million in the 1996 first quarter. The decline in operating results was primarily due to lower margins, particularly for base oils and distillate fuels, partially offset by income attributable to the Kendall/Amalie lubricants business acquired by Sun in November 1996.

In March 1997, Sun completed the reconfiguration of its Puerto Rico refinery and is now processing approximately 30,000 barrels per day of purchased intermediate feedstocks in lieu of crude oil at this facility. Prior to the reconfiguration, the Puerto Rico refinery had a crude oil processing capacity of 85,000 barrels per day. This change has significantly reduced the amount of fuels production at this refinery and is expected to reduce operating expenses by approximately $35 million on an annualized basis while maintaining the lubricants manufacturing capabilities of the facility.

Sunoco MidAmerica Marketing & Refining -- Results from Sunoco MidAmerica Marketing & Refining were breakeven during the current quarter, compared to a loss of $4 million in the 1996 first quarter. The improvement in operating results was largely due to higher wholesale fuel sales volumes ($2 million) and higher margins for petrochemicals ($2 million), particularly xylene. Slightly lower retail gasoline margins ($1 million) partially offset these positive factors.

Sunoco Logistics -- Sunoco Logistics earned $12 million in the first quarter of 1997 versus $11 million in the year-ago period. The increase in earnings was primarily due to higher throughput at the Nederland, Texas, crude oil terminal.

Sun Coal & Coke -- Sun Coal & Coke earned $9 million in the first quarter of 1997 versus $7 million in the first quarter of 1996. The increase in earnings was largely due to improved results from Sun's steam coal operations in Kentucky.

Sun International Production -- In the third quarter of 1996, Sun completed the sale of its International Production business. Operating income for this business unit totalled $19 million in the 1996 first quarter.

Provision for Employee Terminations -- During the first quarter of 1997, Sun established a $32 million pretax accrual ($21 million after tax) for employee terminations and related costs. The termination benefits are for approximately 320 employees to be involuntarily terminated throughout 1997. The employee reductions are throughout the organization and include senior management, support staff and operations personnel. This complement reduction is expected to provide approximately $25 million of annualized pretax expense savings.

Analysis of Consolidated Statements of Operations
-------------------------------------------------

Sales and other operating revenue increased $273 million, or 11 percent, principally due to higher refined product sales prices ($227 million) and volumes ($95 million), partially offset by lower revenues from resales of purchased crude oil ($40 million). Cost of products sold and operating expenses increased $185 million, or 10 percent, primarily due to higher crude oil and refined product costs ($254 million) principally as a result of higher crude oil prices, partially offset by lower resales of purchased crude oil ($40 million) and lower refinery operating expenses ($20 million). Selling, general and administrative expenses decreased $7 million, or 5 percent, primarily due to lower expenses in Sun's refining and marketing operations despite the inclusion in the first quarter of 1997 of expenses attributable to the Kendall/Amalie lubricants business acquired in November 1996. Consumer excise taxes decreased $7 million, or 2 percent, principally due to a decline in retail gasoline sales volumes.
For a discussion of the provision for employee terminations, see Note 4 to the condensed consolidated financial statements. Interest cost and debt expense decreased $1 million, or 5 percent, due to lower average borrowings.



                             FINANCIAL CONDITION

Cash and Working Capital
------------------------

At March 31, 1997, Sun had cash and cash equivalents of $27 million compared to $67 million at December 31, 1996, and had a working capital deficit of $214 million compared to a working capital deficit of $282 million at December 31, 1996. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds the carrying value at March 31, 1997 by approximately $580 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for its ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first quarter of 1997, Sun's net cash used in operating activities was $30 million compared to $53 million of net cash provided by operating activities ("cash generation") in the first quarter of 1996. This $83 million decrease in cash generation was primarily due to an increase in working capital uses pertaining to operating activities partially offset by an increase in income before special items.

Management believes that future cash generation will be sufficient to satisfy Sun's capital requirements and to pay the current level of cash dividends on common and preference stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has access to $600 million of short-term financing in the form of borrowings from commercial banks under a revolving credit agreement or commercial paper issued by Sun supported by this agreement. Under the terms of the revolving credit agreement, Sun is required, among other things, to maintain Consolidated Tangible Net Worth (as defined) of at least $1,100 million. At March 31, 1997, the Consolidated Tangible Net Worth was $1,335 million. The Company also has access to short-term financing under non-committed money market facilities.

At March 31, 1997 and December 31, 1996, there were no amounts outstanding related to the above short-term borrowing arrangements. The following table sets forth amounts outstanding related to Sun's other borrowings as of these dates (in millions of dollars):

                                             At                 At
                                          March 31         December 31
                                            1997               1996
                                          --------         -----------
Current portion of long-term debt           $ 58               $ 54
Long-term debt                               830                835
                                            ----               ----
Total borrowings                            $888               $889
                                            ====               ====

Sun's debt-to-capital ratio was 38.4 percent at March 31, 1997 compared to
38.2 percent at December 31, 1996. Management believes there is sufficient borrowing capacity available to provide for Sun's future cash requirements. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sun's unused financial capacity.

                         FORWARD-LOOKING STATEMENTS

Those statements in the foregoing report that are not historical in nature should be deemed forward-looking statements within the meaning of, and intended to be covered by, the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Although Sun believes that the assumptions underlying these statements are reasonable, investors are cautioned that such forward-looking statements are inherently uncertain and necessarily involve risks that may affect Sun's business prospects and performance, causing actual results to differ materially from those discussed in the foregoing report.

Such risks and uncertainties include, by way of example and not of limitation: changes in industry-wide refining margins, changes in crude oil and other raw material costs, and world and regional events that could significantly increase volatility in the marketplace. Sun's crude oil supply could be affected by factors beyond its control, such as embargoes, the continued discovery and production of light sweet crude oil, or military conflicts between (or internal instability in) one or more oil-producing countries. Sun's business is also affected by the continued availability of debt and equity financing, changes in labor relations, general economic conditions (including recessionary trends, inflation and interest rates), market supply and demand for Sun's products, the reliability and efficiency of Sun's operating facilities, the level of operating expenses and hazards common to operating facilities (including equipment malfunction; plant construction/repair delays, explosions, fires, oil spills and severe weather effects), actions taken by competitors, (including both pricing and expansion and retirement of refinery capacity in response to market conditions), and civil, criminal, regulatory or administrative actions, claims or proceedings (including domestic and international political, legislative, regulatory and legal actions, such as restrictions on production, restrictions on imports and exports, price controls, tax increases and retroactive tax claims, expropriation of property and cancellation of contract rights and regulations dealing with gasoline composition and characteristics). Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements.



                                   PART II
                              OTHER INFORMATION


Item 1.   Legal Proceedings

On March 4, 1997, the City of Philadelphia Department of Public Health, Air Management Services, presented Sun Company, Inc. (R&M) with a civil penalty demand in excess of $100,000 for past violations over a period from January 1, 1994 to the present relating to excess sulfur dioxide emissions from the Sulfur Recovery Unit at the Point Breeze facility of Sun's Philadelphia refinery.

On February 3, 1997, the United States Department of Justice, acting on behalf of the United States Environmental Protection Agency (the "EPA"), filed an action in the United States District Court for the Northern District of Oklahoma seeking civil penalties for alleged violations of the Clean Air Act and the Oklahoma State Implementation Program. A settlement in principle has been reached with the EPA whereby Sun Company, Inc. (R&M) expects to pay civil fines in excess of $100,000; however, the formal negotiated settlement document will be subject to a period of public comment.

Sun Company, Inc. (R&M) has also reached a settlement in principle to pay civil fines in excess of $100,000 pursuant to a Consent Order being executed by the United States Environmental Protection Agency, Region II, acting through the United States Department of Justice. This agreement stems from several alleged Clean Air Act violations that have been the subject of two Notices of Violation and two Compliance Orders during the preceding four years at Sun Company, Inc. (R&M)'s Yabucoa, Puerto Rico refinery. Upon final execution, the Consent Order will be lodged with the U.S. District Court in San Juan, Puerto Rico for public comment and entering.

Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sun at March 31, 1997.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     10.1 - Termination Agreement and General Release and Waiver between John G. Driscoll and Sun Company, Inc.

     11   -    Statements re Sun Company, Inc. and Subsidiaries Computation
               of Per Share Earnings for the Three-Month Periods Ended
               March 31, 1997 and 1996.

     12   -    Statement re Sun Company, Inc. and Subsidiaries Computation
               of Ratio of Earnings to Fixed Charges for the Three-Month
               Period Ended March 31, 1997.

     27   -    Article 5 of Regulation S-X, Financial Data Schedule.



Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1997.

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

DATE May 8, 1997