Form 10-K/A
period 1996-12-31
SUN CO INC
filed 1997-06-13
CIK 95304

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

                           AMENDMENT NO. 1

        The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 as set forth in the pages attached hereto:

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

DATE    June 13, 1997

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction F to Form 10-K and Rule 15(d)-21 under the Securities Exchange Act of 1934, the financial statements required by Form 11-K with respect to the Sun Company, Inc. Capital Accumulation Plan are furnished as part of the Sun Company, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996. As permitted by the rules with respect to Form 11-K, plan financial statements for the Sun Company, Inc. Capital Accumulation Plan are furnished in accordance with the financial reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

                                                REPORT OF INDEPENDENT AUDITORS

Plan Administrator
Sun Company, Inc. Capital Accumulation Plan

We have audited the accompanying statement of net assets available for plan benefits of the Sun Company, Inc. Capital Accumulation Plan (Plan) as of December 31, 1996 and the related statement of changes in net assets available for plan benefits for the year then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit. The statement of net assets available for plan benefits of the Plan as of December 31, 1995 and the related statement of changes in net assets available for plan benefits for the year ended December 31, 1995 were audited by other auditors whose report dated May 31, 1996 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1996, and the changes in its net assets available for plan benefits for the year then ended, in conformity with generally accepted accounting principles.

Our audit was performed for the purpose of forming an opinion on the basic 1996 financial statements taken as a whole. Financial statements as of December 31, 1995 and for the year then ended were audited by other auditors. The accompanying supplemental schedules of Assets Held for Investment Purposes at December 31, 1996 and Reportable Transactions for the Year Ended December 31, 1996 are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The Fund Information in the statements of net assets available for plan benefits and the statements of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and Fund Information, except for the Fund Information pertaining to the year ended December 31, 1995 on which other auditors expressed an unqualified opinion, have been subjected to the auditing procedures applied in our audit of the basic 1996 financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic 1996 financial statements taken as a whole.



Philadelphia, Pennsylvania
June 12, 1997

                                                               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                                STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                          AT DECEMBER 31, 1996


                                                                  U.S.                              DIVERSIFIED         CAPITAL
                                            EQUITY INDEX    EXTENDED MARKET      INTERNATIONAL      INVESTMENTS      PRESERVATION
ASSETS                                          FUND          EQUITY FUND             FUND              FUND              FUND
------                                     -------------    ---------------      --------------     -------------    --------------
Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)                     $143,058,220        $2,922,949        $1,929,784        $92,107,260      $242,129,588
Loans receivable from participants,
  including accrued interest (Note 1)                 --                --                --                 --                --
Other receivables                                  1,330                25                17                837             2,193
Interfund transfer receivable (payable)         (481,364)        1,145,184           628,296           (639,030)          331,049
                                            ------------        ----------        ----------        -----------      ------------
Total assets                                 142,578,186         4,068,158         2,558,097         91,469,067       242,462,830
                                            ------------        ----------        ----------        -----------      ------------

LIABILITIES
-----------

Miscellaneous payables                            64,352               954               706            194,352           155,252
                                            ------------        ----------        ----------        -----------      ------------
Total liabilities                                 64,352               954               706            194,352           155,252
                                            ------------        ----------        ----------        -----------      ------------
NET ASSETS AVAILABLE FOR PLAN
  BENEFITS (Notes 3 and 6)                  $142,513,834        $4,067,204        $2,557,391        $91,274,715      $242,307,578
                                            ============        ==========        ==========        ===========      ============



                                                             See accompanying notes to financial statements.

                                                               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                          STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION - Continued
                                                                          AT DECEMBER 31, 1996



                                                    SUN
                                               COMMON STOCK
ASSETS                                             FUND                  ESOP FUND               LOAN FUND               TOTAL
------                                         ------------             -----------            ------------          ------------
Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)                        $28,494,427              $69,258,517             $        --          $579,900,745
Loans receivable from participants,
  including accrued interest (Note 1)                   --                       --              14,469,290            14,469,290
Other receivables                                      270                      609                      --                 5,281
Interfund transfer receivable (payable)           (117,093)                (867,042)                     --                    --
                                               -----------              -----------             -----------          ------------
Total assets                                    28,377,604               68,392,084              14,469,290           594,375,316
                                               -----------              -----------             -----------          ------------

LIABILITIES
-----------

Miscellaneous payables                              11,947                   29,193                      --               456,756
                                               -----------              -----------             -----------          ------------
Total liabilities                                   11,947                   29,193                      --               456,756
                                               -----------              -----------             -----------          ------------
NET ASSETS AVAILABLE FOR PLAN
  BENEFITS (Notes 3 and 6)                     $28,365,657              $68,362,891             $14,469,290          $593,918,560
                                               ===========              ===========             ===========          ============


                                                             See accompanying notes to financial statements.


                                                               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                  FOR THE YEAR ENDED DECEMBER 31, 1996


                                                                  U.S.                              DIVERSIFIED         CAPITAL
                                            EQUITY INDEX    EXTENDED MARKET      INTERNATIONAL      INVESTMENTS      PRESERVATION
                                                FUND         EQUITY FUND             FUND               FUND             FUND
                                            ------------    ---------------      --------------     ------------     -------------

Additions (deductions):
  Employees' contributions                  $ 6,192,751        $   25,145          $   13,961       $ 4,655,168      $  9,368,919

  Employers' contributions                    3,598,330            14,684               8,045         2,705,194         5,454,203

  Transfers and rollovers from
     tax-qualified plans (Note 1):
       Atlantic Savings Plan                  8,899,969                --                  --                --         8,867,434
       Other                                  1,174,089           126,982              84,054           865,286         1,237,215

  Interfund transfers                        14,308,465         3,857,544           2,411,794        (1,898,697)      (10,464,316)

  Dividends on Sun Common Stock (Note 3)             --                --                  --                --                --

  Interest income (Note 3)                           --                --                  --                --                --

  Income from collective trust funds (Note 3)        --                --                  --                --                --

  Increase in value of participation in
     Sun Company, Inc. Defined Contribution
     Master Trust (Notes 1 and 3)            23,795,755            46,856              41,325        10,529,681        16,092,422

  Net depreciation in fair value of Sun
    Common Stock (Note 3)                            --                --                  --                --                --

  Benefits paid to participants (Note 6)     (6,806,323)           (2,973)             (1,026)       (6,662,378)      (25,750,267)

  Administrative expenses (Note 2)             (128,657)           (1,034)               (762)         (291,107)         (448,779)
                                           ------------        ----------          ----------       -----------      ------------
Net additions (deductions)                   51,034,379         4,067,204           2,557,391         9,903,147         4,356,831

Net assets available for plan benefits,
  January 1, 1996                            91,479,455                --                  --        81,371,568       237,950,747
                                           ------------        ----------          ----------       -----------      ------------
Net assets available for plan benefits,
  December 31, 1996                        $142,513,834        $4,067,204          $2,557,391       $91,274,715      $242,307,578
                                           ============        ==========          ==========       ===========      ============



                                                             See accompanying notes to financial statements.


                                                               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                    STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION - Continued
                                                                  FOR THE YEAR ENDED DECEMBER 31, 1996



                                                    SUN
                                               COMMON STOCK
                                                   FUND                  ESOP FUND               LOAN FUND               TOTAL
                                               ------------            ------------            ------------          -------------
Additions (deductions):
  Employees' contributions                     $ 3,263,908            $         --             $        --            $ 23,519,852

  Employers' contributions                       1,896,712                      --                      --              13,677,168

  Transfers and rollovers from
    tax-qualified plans (Note 1):
      Atlantic Savings Plan                             --                      --                      --              17,767,403
      Other                                        121,245                      --                      --               3,608,871

  Interfund transfers                             (836,114)            (13,240,866)              5,862,190                      --

  Dividends on Sun Common Stock (Note 3)           697,398               2,278,133                      --               2,975,531

  Interest income (Note 3)                              --                      --                 929,200                 929,200

  Income from collective trust funds (Note 3)       11,121                  35,314                      --                  46,435

  Increase in value of participation in
    Sun Company, Inc. Defined Contribution
    Master Trust (Notes 1 and 3)                 1,187,242               2,915,066                      --              54,608,347

  Net depreciation in fair value of Sun
    Common Stock (Note 3)                       (3,494,254)            (10,193,483)                     --             (13,687,737)

  Benefits paid to participants (Note 6)          (210,941)             (2,004,478)               (253,926)            (41,692,312)

  Administrative expenses (Note 2)                 (38,837)               (109,222)                     --              (1,018,398)
                                               -----------            ------------             -----------            ------------
Net additions (deductions)                       2,597,480             (20,319,536)              6,537,464              60,734,360

Net assets available for plan benefits,
  January 1, 1996                               25,768,177              88,682,427               7,931,826             533,184,200
                                               -----------            ------------             -----------            ------------
Net assets available for plan benefits,
  December 31, 1996                            $28,365,657            $ 68,362,891             $14,469,290            $593,918,560
                                               ===========            ============             ===========            ============


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


                                                               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                                STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                          AT DECEMBER 31, 1995


                                     EQUITY      DIVERSIFIED      CAPITAL
                                     INDEX       INVESTMENTS   PRESERVATION    SUN COMMON
ASSETS                                FUND           FUND          FUND        STOCK FUND    ESOP FUND      LOAN FUND     TOTAL
------                             -----------   -----------   ------------   -----------  ------------     ---------  ------------

Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)            $89,996,014   $80,493,176   $239,466,149   $        --  $        --     $       --  $409,955,339
Other investments (Notes 1 and 2):
  Short-term funds                          --            --             --       128,692      445,334             --       574,026
  Sun Common Stock (942,681 shares
    in Sun Common Stock
    Fund and 3,261,342 shares
      in the ESOP Fund)                     --            --             --    25,805,892   89,279,237             --   115,085,129
Loans receivable from participants,
  including accrued interest (Note 1)       --            --             --            --           --      7,931,710     7,931,710
Other receivables                        2,502         2,238         34,238        23,118       14,818            116        77,030
Interfund transfer
    receivable (payable)             1,546,738     1,014,652     (1,386,803)     (172,216)  (1,002,371)            --            --
                                   -----------   -----------   ------------   -----------  -----------     ----------   ------------
Total assets                        91,545,254    81,510,066    238,113,584    25,785,486   88,737,018      7,931,826    533,623,234
                                   -----------   -----------   ------------   -----------  -----------     ----------   ------------

LIABILITIES
-----------

Miscellaneous payables                  65,799       138,498        162,837        17,309       54,591             --        439,034
                                   -----------   -----------   ------------   -----------  -----------     ----------   ------------
Total liabilities                       65,799       138,498        162,837        17,309       54,591             --        439,034
                                   -----------   -----------   ------------   -----------  -----------     ----------   ------------
NET ASSETS AVAILABLE FOR
PLAN BENEFITS (Notes 3 and 6)      $91,479,455   $81,371,568   $237,950,747   $25,768,177  $88,682,427     $7,931,826   $533,184,200
                                   ===========   ===========   ============   ===========  ===========     ==========   ============



                                                             See accompanying notes to financial statements.

                                                               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                  FOR THE YEAR ENDED DECEMBER 31, 1995
                                EQUITY      DIVERSIFIED       CAPITAL
                                INDEX       INVESTMENTS    PRESERVATION   SUN COMMON
                                 FUND          FUND            FUND       STOCK FUND     ESOP FUND      LOAN FUND         TOTAL
                              -----------   ------------   -------------  -----------   ------------   ------------    ------------
Additions (deductions):

  Employees' contributions    $ 4,639,952    $ 4,080,532    $ 10,774,483  $ 3,824,339   $         --    $       --     $ 23,319,306

  Employers' contributions      2,336,115      2,047,145       5,347,983    1,887,766      2,123,967            --       13,742,976

  Transfers and rollovers
    from tax-qualified plans
    (Note 1):
      MidCAP                      612,947        210,523       3,954,908           --             --            --        4,778,378
      Other                       577,587        691,136       3,091,631       25,021         18,012            --        4,403,387

  Interfund transfers          20,313,677     12,317,858      (5,804,880)  (7,693,422)   (26,404,071)    7,270,838               --

  Dividends on Sun Common
    Stock (Note 3)                     --             --              --    1,332,211      5,236,227            --        6,568,438

  Interest income (Note 3)             --             --              --           --             --        99,122           99,122

  Income from collective trust
    funds (Note 3)                     --             --              --       31,395        120,441            --          151,836

  Increase in value of
    participation in Sun
    Company, Inc. Defined
    Contribution Master
    Trust (Notes 1 and 3)      19,873,497     16,286,282      17,466,560           --             --            --       53,626,339

  Net depreciation in
    fair value of Sun
    common stock (Note 3)              --             --              --   (1,007,541)    (3,887,422)           --       (4,894,963)

  Benefits paid to
    participants (Note 6)      (4,721,748)    (4,595,595)    (27,416,858)    (642,597)    (3,992,166)       (4,812)     (41,373,776)

  Administrative expenses
    (Note 2)                      (82,355)      (224,783)       (543,092)    (102,195)      (390,381)           --       (1,342,806)
                              -----------    -----------    ------------  -----------   ------------    ----------     ------------
Net additions (deductions)     43,549,672     30,813,098       6,870,735   (2,345,023)   (27,175,393)    7,365,148       59,078,237

Net assets available for
  plan benefits,
  January 1, 1995              47,929,783     50,558,470     231,080,012   28,113,200    115,857,820       566,678      474,105,963
                              -----------    -----------    ------------  -----------   ------------    ----------     ------------
Net assets available for
  plan benefits,
  December 31, 1995           $91,479,455    $81,371,568    $237,950,747  $25,768,177   $ 88,682,427    $7,931,826     $533,184,200
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

        Contributions:
        -------------

        In general, a participant may make Basic Contributions to the Plan of up to 5% in whole percentages of base pay on a pre-tax basis (Basic Pre-Tax Contributions) or on a post-tax basis (Basic Post-Tax Contributions). The participant also may elect to make additional contributions up to 10% of base pay provided, however, that Basic Pre-Tax or Basic Post-Tax Contributions are at least 5% of base pay. The additional 10% may be contributed either on a pre-tax basis (Additional Pre-Tax Contributions), post-tax basis (Additional Post-Tax Contributions) or any combination thereof. For certain participants, limitations imposed by the Internal Revenue Code of 1986, as amended (Code), as described below, restrict their ability to make Basic Pre-Tax Contributions or Additional Pre-Tax Contributions. However, such participants may make Basic Post-Tax Contributions and Additional Post-Tax Contributions such that the sum of their total and employer contributions do not exceed other limits imposed by the Plan or the Code.

        For every dollar a participant contributes as Basic Contributions, Sun contributes another full dollar (Matching Employer Contributions).

        Pre-tax contributions by each participant may not exceed an annual limit which is subject to annual upward adjustment for increases in the cost of living as determined under Internal Revenue Service (IRS) regulations. This limit was $9,500 for 1996 and $9,240 for 1995.

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

        The Plan contains a special provision designed to permit the Plan to borrow money to purchase a significant number of shares of Sun Common Stock. Such borrowing could only occur upon the action of the Board of Directors of Sun Company, Inc. If this should occur, the securities purchased with the proceeds of such a loan will not be allocated immediately to the accounts of Plan participants but will be held by the Plan in an unallocated suspense account. Securities will be released from the suspense account as the loan is repaid and will be allocated to participants' accounts according to the ratio which the participant's compensation bears to the compensation of all participants in the Plan. No participant contributions will be required or permitted in paying off the loan. Further, subject to applicable limitations imposed by Section 415 of the Code and limitations on allocations as set forth in the Plan, any securities which are allocated to participants' accounts as a result of the repayment of the loan may, in the discretion of the Plan Administrator, be used to satisfy Sun's obligation with respect to any Matching Employer Contributions. As of December 31, 1996, no borrowings had been approved.

        At the end of each month, a participant's account is credited with units representing interests held in each of the funds described below. A participant's account balance is immediately 100% vested.

        Investment of Employees' Contributions:
        --------------------------------------

        Bankers Trust Company is the Trustee for investments. The participant has the option of investing contributions in any one or more of six funds: the Equity Index Fund; the U.S. Extended Market Equity Fund; the International Fund; the Diversified Investments Fund; the Capital Preservation Fund; or, the Sun Common Stock Fund. Participants' accounts earn a blended rate, or weighted average, of all of the investments held in the respective funds. These funds and the ESOP Fund are currently invested in corresponding funds with the same investment objectives in the Sun Company, Inc. Defined Contribution

                 SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                  NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

        Master Trust (Master Trust). The Master Trust also includes investments from other Sun tax-qualified defined contribution plans. Each plan's relative interest in the individual Master Trust funds and the related income and administrative expense is determined on a basis proportionate to each plan's past contributions adjusted to reflect distributions, transfers and prior investment earnings to such funds.

        The following table sets forth each fund's respective share of the total net assets of the corresponding Master Trust fund at December 31, 1996 and 1995:

                                                                            1996               1995
        Equity Index Fund                                                   99.4841%               99.4952%
        U.S. Extended Market Equity
           Fund*                                                           100.0000%                     --
        International Fund*                                                100.0000%                     --
        Diversified Investments Fund                                        98.7513%               98.9478%
        Capital Preservation Fund                                           93.2341%               91.1646%
        Sun Common Stock Fund**                                            100.0000%                     --
        ESOP Fund**                                                        100.0000%                     --
        -------------
         *Established as an investment alternative in October 1996.
        **The Plan's investments in the Sun Common Stock Fund and the ESOP
          Fund were transferred to the Master Trust on September 1, 1996.

        Set forth below is a brief description of these funds:

        Equity Index Fund - a fund to be invested by investment managers in a broadly diversified portfolio of common stocks, other types of equity investments and/or an index fund of large, established, well-known corporations. The fund may not be invested in any Sun Company, Inc. securities except that an index fund may contain Sun Company, Inc. securities. The Equity Index Fund of the Master Trust is currently invested in an index fund maintained by Barclays Global Investors which is designed to approximate the performance of the Standard & Poor's 500 Composite Stock Index; however, alternate stock market indices and/or an actively managed portfolio could be substituted at any time.

        U.S. Extended Market Equity Fund - a fund to be invested by investment managers in a portfolio of common stocks, other types of equity investments and/or an index fund of small and medium-sized United States companies diversified across a broad range of industry sectors. The U.S. Extended Market Equity Fund of the Master Trust is currently invested in an index fund maintained by Barclays Global Investors which is designed to approximate the performance of the Wilshire 4500 Index; however, alternate stock market indices and/or an actively managed portfolio could be substituted at any time.

                 SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                  NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

        International Fund - a fund to be invested by investment managers in a diversified portfolio of common stocks, other types of equity investments and/or an index fund of companies based outside the United States. This fund is subject to foreign currency exchange rate risk and "single country" investment risk since it is invested in the Japanese market, which comprises a significant portion of the total international equity market. The International Fund of the Master Trust is currently invested in an actively managed portfolio which is managed by the Capital Guardian Trust Company.

        Diversified Investments Fund - a fund to be invested by investment managers in a combination of equity investments (diversified common stocks, other types of equity investments and/or an index fund of large, established, well-known corporations) and fixed income securities, including U.S Treasury bonds and money market instruments. The fund may not be invested in any Sun Company, Inc. securities except that an index fund may contain Sun Company, Inc. securities. The Diversified Investments Fund of the Master Trust is currently invested in a tactical asset allocation fund maintained by Barclays Global Investors.

        Capital Preservation Fund - a fund to be invested in: (1) a series of contracts with insurance companies or other financial institutions where the repayment of principal and payment of interest at a fixed rate for a fixed period of time are backed by the financial strength of such financial institutions (standard investment contracts); (2) contracts with financial institutions backed by the types of obligations described below (synthetic investment contracts); (3) U.S. government-backed and agency obligations; or (4) fixed income securities of corporations primarily rated "investment grade" and high-quality asset-backed securities primarily rated "AAA". The Capital Preservation Fund of the Master Trust is currently managed by Certus Asset Advisors.

        Sun Common Stock Fund - a fund to be invested principally in Sun Common Stock. Cash contributions directed for investment in the Sun Common Stock Fund are used by the Trustee to purchase Sun Common Stock on securities exchanges, from Sun Company, Inc., or from any other bona fide offeror of such Sun Common Stock, at the lowest price obtainable at the time.

        ESOP Fund - a fund to be invested principally in Sun Common Stock, which constitutes an employee stock ownership plan under
        Section 4975(e)(7) of the Code. Effective March 1, 1995, no contributions are invested directly in the ESOP Fund; prior to such date only company contributions were invested directly in the ESOP Fund.

                 SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                  NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

        Each of the above funds may invest in short-term investments for purposes of administering the funds, including satisfying the transfer and withdrawal requests of participants.

        At December 31, 1996 and 1995, the Capital Preservation Fund of the Master Trust is principally invested in both standard and synthetic investment contracts. Identified below are the insurance companies and other financial institutions that have entered into standard investment contracts as of December 31, 1996 and 1995 with the Master Trust to pay interest on funds invested with them:



                                                                                              % of Master
                                                                                             Trust Capital
                                                              Effective                       Preservation
                                                               Annual                       Fund Net Assets
                                                              Interest                          at 12/31             Last
                                                              Rate (Net                     ---------------        Maturity
Financial Institution                                       of Expenses)                     1996    1995            Date
---------------------                                       ------------                     -------------         --------
CIGNA Corporation                                                9.00%                   -%             1%          1/13/96
Hartford Life Insurance Company                                  8.31%                   2              2           7/15/97
Metropolitan Life Insurance                                      7.41%                   2              2           9/15/99
  Company
Morgan Bank (Delaware)                                           8.56%                   -              3           1/16/96
New York Life Insurance Co.                                      7.35%                   2              2           3/17/97
New York Life Insurance Co.                                      8.07%                   4              3          10/16/00
Principal Mutual Life Insurance
  Company                                                        9.22%                   4              6           6/30/97
Provident National Assurance Co.                                 8.70%                   -              4           6/20/96
Provident National Assurance Co.                                 8.35%                   -              4           5/15/96
Prudential Asset Management Co.                                  5.53%                   5              5          12/31/98
Safeco Life Insurance Companies                                  7.05%                   2              2           6/15/00
                                                                                       ---            ---
                                                                                        21%*           34%*
                                                                                       ===            ===
-------------
*The remaining 79% and 66% of the net assets of the Capital Preservation
  Fund of the Master Trust at December 31, 1996 and 1995, respectively, are invested in synthetic investment contracts (72% and 58%) and in collective trust funds (7% and 8%) maintained by Bankers Trust Company and Wells Fargo Institutional Trust Company.  The collective trust funds are comprised primarily of U.S. government-backed and agency obligations and short-term investments.


               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                NOTES TO FINANCIAL STATEMENTS (Continued)


1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

        The Plan's relative interest in the standard investment contracts with insurance companies or other financial institutions described above represents the maximum potential credit losses from concentrations of credit risk in the Capital Preservation Fund in accordance with the provisions of Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" (SFAS No. 105). SFAS No. 105 requires that such potential credit losses be determined assuming
        (1) complete nonperformance by the counterparties to the transactions and (2) any related collateral has no value. There is no collateral associated with the standard investment contracts in the Capital Preservation Fund. Plan management believes that future credit losses of the Plan's investment in the Capital Preservation Fund of the Master Trust, if any, would not be material in relation to the Capital Preservation Fund's net assets available for plan benefits at December 31, 1996. There are no other significant concentrations of credit risk in other Plan assets.

        The Master Trust also has entered into synthetic investment contracts with Bankers Trust Company, National Westminster Bank plc, People's Security Life Insurance Company and Transamerica Life Companies. The synthetic investment contracts are composed of underlying assets and "wrappers", which are contracts that enable withdrawals to be made at contract value, rather than at the market value of the underlying assets. The contracts have underlying assets invested either directly or through collective trust funds in government agency-backed collateralized mortgage obligation issues, government and corporate bonds and other asset-backed securities. The contracts are presented below in two separate portfolios based upon the investment strategy for the underlying assets. The assets in the "Buy and Hold Portfolios" are expected to be held until maturity, while the "Managed Portfolios" are actively managed to reflect changing market conditions. Interest crediting rates for these contracts are reset at least quarterly, as specified in the respective contracts. The following table details for each contract respective interest crediting rates and percentage of the net assets of the Capital Preservation Fund of the Master Trust at December 31, 1996 and 1995:

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

                                                                                                     % of Master Trust
                                                                                                   Capital Preservation
                 Financial Institutions                             Average Interest                  Fund Net Assets
                 Providing Wrapper                                   Crediting Rate                      at 12/31
                 ----------------------                             ----------------                -------------------
                                                                    1996        1995                  1996         1995
                                                                    ----        ----                  ----         ----
                 Buy and Hold Portfolios:
                 -----------------------
                 Bankers Trust Company                             8.25%        8.25%                   2%          2%

                 National Westminster Bank plc                     6.64%        6.25%                   4           2

                 People's Security Life
                  Insurance Co.                                    5.90%        5.85%                   7           6

                 Transamerica Life Companies                       6.68%        6.52%                  12          12

                 Managed Portfolios:
                 ------------------
                 Bankers Trust Company                             6.80%        6.69%                  22          20

                 People's Security Life
                  Insurance Co.                                    7.18%        6.89%                  17          16

                 Transamerica Life Companies                       8.05%           --                   8          --
                                                                                                      ----        ----
                                                                                                       72%         58%
                                                                                                      ====        ====

        Over time, the contracts will earn the rate of return of the underlying assets.

        The average interest crediting rate at December 31, 1996 for all standard and synthetic investment contracts in the aggregate was 7.09%, while the average yield for the year ended December 31, 1996 for such contracts in the aggregate was 7.01%.

        Investment of Employers' Contributions:
        --------------------------------------

        Effective March 1, 1995, employer contributions are invested in each of the funds in the same proportion as the participant's contributions are invested in such funds. Prior to that date, employer contributions were invested in the ESOP Fund.

        Investment Earnings Reinvestment/Distribution:
        ---------------------------------------------

        Earnings from dividends and interest in all funds (except the ESOP
        Fund) are retained by the Trustee and reinvested in the same fund. A participant who has funds in the ESOP Fund may elect to receive a payment equal to the dividends due on certain Sun Common Stock attributable to his account in the ESOP Fund (dividend equivalents) if they exceed $10. Dividends on Sun Common Stock in the ESOP

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

        Fund for which a participant has not elected to receive an equivalent distribution, or which are not eligible for payment, are credited to his account in the ESOP Fund and are reinvested in Sun Common Stock by the Trustee.

        Rollovers, Withdrawals and Transfers:
        ------------------------------------

        Certain employees of Sun may roll over the taxable portion of a distribution from a tax-qualified plan of a previous employer into the Plan, provided certain conditions imposed by the Plan Administrator are met. Effective July 1, 1996, the Atlantic Savings Plan was merged into the Plan and all participants in the Atlantic Savings Plan became participants in the Plan. In addition, effective May 1, 1995, all employees of Mid-Valley Pipeline Company, an affiliate of Sun, became employees of Sun and participants in the Plan. In connection therewith, the Mid-Valley Pipeline Company Capital Accumulation Plan (MidCAP) was merged into the Plan at such time. The Atlantic Savings and MidCAP plan transfers are separately reflected by fund in the statements of changes in net assets available for plan benefits.

        Employees who terminate employment and elect to defer the distribution of their Plan account may also directly roll over the taxable portion of distributions from other Sun tax-qualified plans into the Plan.

        Upon retirement or other termination of employment, the balances credited to a participant's account will be held in the Plan until the participant reaches age 70 1/2, unless the participant elects an earlier distribution. Alternatively, a participant who terminates service may request that the account balance be transferred directly to an individual retirement account or annuity or a defined contribution plan maintained by a successor employer.

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

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

        Withdrawals from the Equity Index Fund, U.S. Extended Market Equity Fund, International Fund and Diversified Investments Fund are made in cash only while those from the Capital Preservation Fund may be made in cash or as an annuity. Withdrawals from the Sun Common Stock Fund and the ESOP Fund are made in the form of Sun Common Stock or cash at the participant's discretion. Withdrawals of Sun Common Stock are valued at the closing market prices on the last business day of the month in which the notice of withdrawal has been processed by the Plan. Withdrawals will be distributed from participants accounts in the following order:

                      Capital Preservation Fund
                      Diversified Investments Fund
                      Equity Index Fund
                      U.S. Extended Market Equity Fund
                      International Fund
                      Sun Common Stock Fund
                      ESOP Fund

        While actively employed, a participant generally is not entitled to withdraw Basic Pre-Tax Contributions, Basic Post-Tax Contributions or Additional Pre-Tax Contributions, including earnings thereon.

        A participant may transfer investments among all Funds (except the Loan Fund), subject generally to the following rules. A participant may elect to change the investment allocation percentage for any Fund (except the Loan Fund) or elect to transfer a specified dollar amount from the Equity Index Fund, U.S. Extended Market Equity Fund, International Fund, Diversified Investments Fund and Capital Preservation Fund or share equivalents from the Sun Common Stock and ESOP Funds. Transfers or changes in fund allocation percentages may be made monthly.

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

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.      GENERAL DESCRIPTION (Continued)
        ------------------------------

        Loans to Participants
        ---------------------

        The Plan Administrator has the authority, in his sole discretion, to direct the Trustee to lend a participant an amount not exceeding certain portions of the participant's account balance in the Plan. Prior to October 9, 1995, the Plan Administrator did not permit any loans to Plan participants, except for loans that were outstanding from participants of Chevron U.S.A.'s tax-qualified plan which had been transferred into the Plan. Effective October 9, 1995, the Plan Administrator elected to permit loans to Plan participants. Participants are eligible to borrow if they are on the active payroll of Sun and have a Plan account balance of at least $2,000. The minimum loan amount is $1,000, while the maximum loan amount is the lesser of (a) $50,000 adjusted downward by the highest outstanding loan balance in the past twelve months or (b) one-half the value of the participant's account balance. Participants are permitted to borrow only once in a twelve-month period and to have no more than two loans outstanding at any time. Loan proceeds are withdrawn from each fund in which the participant has an account balance on a pro rata basis and are not taxable to the participant when received. Any loan which is not repaid is in default and the outstanding loan balance (including accrued interest thereon) is treated as a distribution from the Plan. Loans and related activity are reflected in the Loan Fund in the accompanying financial statements. As loans receivable (including interest thereon) are repaid, amounts are transferred into the funds in the same proportion as the participant's current contributions.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        ------------------------------------------

        Use of Estimates:
        ----------------

        Certain amounts included in the accompanying financial statements and related footnotes reflect the use of estimates based on assumptions made by the Plan's management. Actual amounts could differ from these estimates.

        Investments:
        -----------

        The valuation of the Plan's interests in collective trust funds or its relative interest in such funds held by the Master Trust is based on the closing market price on the last business day of the year of the assets held in the funds; the Plan's relative interest in such funds is determined by the Trustee on a unit-method basis. The Plan's relative interest in investments in both standard and synthetic investment contracts with insurance companies or other financial

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
        -----------------------------------------------------

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

        Purchases and sales of securities are reflected on a trade-date basis. Dividend income is reported on the ex-dividend date; interest income is recorded as earned on an accrual basis. The net appreciation (depreciation) in the fair value of Sun Common Stock, which consists of realized gains (losses) and unrealized appreciation (depreciation), is reported as a separate line item in the statements of changes in net assets available for plan benefits, prior to the transfer of the Plan's investments in Sun Common Stock to the Master Trust on September 1, 1996. Beginning on September 1, 1996, the net appreciation in the fair value of Sun Stock is reflected as a component of the increase in value of participation in the Sun Company, Inc. Defined Contribution Master Trust (Note 3).

        Benefits Paid to Participants:
        -----------------------------

        Benefits paid to participants, which include withdrawals and distributions, are recorded upon distribution.

        Administrative Expenses:
        -----------------------

        All brokerage fees, taxes and other expenses related to the purchase and sale of securities in all funds are paid out of the respective assets of such funds. All other costs and expenses (other than the cost of services provided by Sun employees which are paid by Sun) incurred in administering the Plan are generally charged, pro rata, to each of the respective funds.

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.      SUPPLEMENTAL INFORMATION
        ------------------------

        The net asset value per unit and the number of units in the Plan at December 31, 1996 and 1995, respectively, are as follows:

                                                 At December 31, 1996                      At December 31, 1995
                                                 ---------------------                     ---------------------
                                               Net Asset            Number               Net Asset             Number
                                                 Value                of                   Value                 of
                                               Per Unit              Units               Per Unit               Units
                                               --------             -------              --------              -------
Equity Index Fund                                $7.929             17,973,746              $6.472             14,134,650
U.S. Extended Market
  Equity Fund                                    $1.025              3,968,004                  --                     --
International Fund                               $1.039              2,461,395                  --                     --
Diversified Investments
  Fund                                           $4.656             19,603,676              $4.140             19,654,968
Capital Preservation
  Fund                                           $3.689             65,683,811              $3.454             68,891,357
Sun Common Stock Fund                            $ .657             43,174,516              $ .739             34,868,981
ESOP Fund                                        $1.447             47,244,569              $1.619             54,776,051


        Net asset value per unit is computed on a monthly basis by dividing the value of all members' accounts by the units outstanding.

                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

3.      SUPPLEMENTAL INFORMATION (Continued)
        ------------------------------------

        The increase in value of participation in the Sun Company, Inc. Defined Contribution Master Trust by fund for the years ended December 31, 1996 and 1995 was composed of the following:

                                                                                  1996
                                            --------------------------------------------------------------------------------
                                                Equity        U.S. Extended                     Diversified        Capital
                                                 Index        Market Equity   International     Investments     Preservation
                                                 Fund             Fund            Fund             Fund             Fund
                                             ------------    --------------   -------------     -----------     -------------
     Dividend income                        $        --           $    --          $    --      $        --       $        --
     Interest income                             19,357               533               17            9,471        15,002,951
     Income from collective trust funds       2,629,387            13,048              280        3,955,878         1,207,889
     Net appreciation (depreciation)
      in fair value of instruments           21,147,011            33,275           41,028        6,564,332          (118,418)
                                            -----------           -------          -------      -----------       -----------
                                            $23,795,755           $46,856          $41,325      $10,529,681       $16,092,422
                                            ===========           =======          =======      ===========       ===========

                                                                                  1996
                                                             -----------------------------------------------
                                                               Sun Common
                                                               Stock Fund*     ESOP Fund*          Total
                                                             --------------    ----------       -----------
     Dividend income                                           $  286,140       $  726,309     $  1,012,449
     Interest income                                                   --               --       15,032,329
     Income from collective trust funds                             4,372           11,152        7,822,006
     Net appreciation (depreciation)
      in fair value of instruments                                896,730        2,177,605       30,741,563
                                                               ----------       ----------      -----------
                                                               $1,187,242       $2,915,066      $54,608,347
                                                               ==========       ==========      ===========
-------------
*Reflects the increase in value of participation in the Master Trust from September 1, 1996 (the date the Sun
 Common Stock was transferred to the Master Trust) to December 31, 1996.  Prior to the transfer, the individual components of the increase (decrease) in value are separately reflected in the statements of changes in net assets available for plan benefits.


                                                                                           1995
                                                              ---------------------------------------------------------------
                                                                               Diversified        Capital
                                                              Equity Index     Investments     Preservation
                                                                  Fund            Fund             Fund             Total
                                                              ------------   --------------    -------------     -----------
     Interest income                                          $        --      $        --      $15,752,606       $15,752,606
     Income from collective trust funds                         1,682,481        2,917,278        1,330,533         5,930,292
     Net appreciation in fair value
      of instruments                                           18,191,016       13,369,004          383,421        31,943,441
                                                              -----------      -----------      -----------       -----------
                                                              $19,873,497      $16,286,282      $17,466,560       $53,626,339
                                                              ===========      ===========      ===========       ===========

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

        Sun's Benefit Plans Investment Committee, a Plan fiduciary, engaged an independent investment manager to decide whether or not to tender the Plan's shares of Sun Common Stock in the Cash Offer and to manage a repurchase program if the shares were tendered pursuant thereto. All of the Sun Common Stock held by the Plan was tendered on behalf of the Plan participants in the Cash Offer at a price of $30 per share.
        Since the Cash Offer was oversubscribed, approximately 18% of all shares tendered was accepted by the Company on a pro rata basis. Proceeds received by the Plan for the 808,955 shares of Sun Common Stock accepted by the Company in the Cash Offer were reinvested over a period of time in Sun Common Stock in accordance with the investment objectives of the Sun Common Stock and ESOP Funds, resulting in a net increase in shares held by the Plan of 26,645.

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

                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)


6.      RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500
        ---------------------------------------------------

        The following is a reconciliation of net assets available for plan benefits per the financial statements to the Internal Revenue Service
        Form 5500 at December 31, 1996 and 1995:
                                                                                        1996                     1995
                                                                                    ------------             ------------
        Net assets available for plan
          benefits per the financial
          statements                                                                $593,918,560             $533,184,200

        Less: Benefit payments requested
          by participants which have not
          yet been paid at December 31                                                (4,459,637)              (3,362,844)
                                                                                    ------------             ------------
        Net assets available for plan
          benefits per the Form 5500                                                $589,458,923             $529,821,356
                                                                                    ============             ============

        The following is a reconciliation of benefits paid to participants per the financial statements to the Internal Revenue Service Form 5500 for the years ended December 31, 1996 and 1995:

                                                                                        1996                     1995
                                                                                     -----------             ------------
        Benefits paid to participants per
          the financial statements                                                   $41,692,312              $41,373,776

        Add: Benefit payments requested by
          participants which have not yet
          been paid at December 31                                                     4,459,637                3,362,844

        Less: Benefit payments requested by
          participants during the preceding
          year which were paid during the
          current year                                                                (3,362,844)              (1,645,109)
                                                                                     -----------              -----------
        Benefits paid to participants per
          the Form 5500                                                              $42,789,105              $43,091,511
                                                                                     ===========              ===========

        Withdrawals requested by participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.

/TABLE

                                                                         SUN COMPANY, INC.
                                                                     CAPITAL ACCUMULATION PLAN
                                                                              PN 002
                                                                          E.I. 23-1743282
                                                                            SCHEDULE G
                                                           PART I - ASSETS HELD FOR INVESTMENT PURPOSES
                                                                  FOR IRS FORM 5500 - ITEM 27(a)
                                                                       AT DECEMBER 31, 1996


                                                       Description of Investment,
                                                        Including Maturity Date,
   Identity of Issue, Borrower, Lessor                    Rate of Interest, Par                     Cost            Current
   or Similar Party                                          or Maturity Value                      Value            Value
   -----------------------------------                 --------------------------                   -----           -------

   LOANS RECEIVABLE FROM PARTICIPANTS                   8.25%-8.75% with various                $         --     $ 14,469,290
                                                            maturity dates (last                ------------     ------------
                                                       maturity date - 12/31/06)

   VALUE OF INTEREST IN MASTER TRUST
   --------------------------------
   Sun Company, Inc. Defined Contribution Master Trust
         Equity Index Fund                                      17,973,746 units                  90,613,131      143,058,220
         U.S. Extended Market Equity Fund                        3,968,004 units                   2,889,674        2,922,949
         International Fund                                      2,461,395 units                   1,888,784        1,929,784
         Diversified Investments Funds                          19,603,676 units                  69,517,158       92,107,260
         Capital Preservation Fund                              65,683,811 units                 242,250,981      242,129,588
         Sun Common Stock Fund                                  43,174,516 units                  32,716,921       28,494,427
         ESOP Fund                                              47,244,569 units                  79,521,712       69,258,517
                                                                                                ------------     ------------
                                                                                                 519,398,361      579,900,745
                                                                                                ------------     ------------
                                                                                                $519,398,361     $594,370,035
                                                                                                ============     ============


                                                                            SUN COMPANY, INC.
                                                                        CAPITAL ACCUMULATION PLAN

                                                                                 PN 002
                                                                             E.I. 23-1743282

                                                                               SCHEDULE G
                                                              PART V - SCHEDULE OF REPORTABLE TRANSACTIONS
                                                                     FOR IRS FORM 5500 - ITEM 27(d)

                                                                  FOR THE YEAR ENDED DECEMBER 31, 1996


                                                     Dispositions                                            Acquisitions
                             --------------------------------------------------------------    ------------------------------------
                                        Original
                                        Cost of        Selling     Transaction      Gain or                Purchase    Transaction
   Description               Number      Asset         Price*         Costs         (Loss)     Number       Price*        Costs
   -----------               ------     --------       -------     -----------      -------    ------      --------    -----------
  VALUE OF INTEREST IN
  COLLECTIVE TRUST FUNDS
  ----------------------

**Mellon Bank EB Temporary
   Investment Fund              48   $24,155,779   $24,155,779       $    --      $   --          56     $23,581,753       $   --


  EMPLOYER RELATED INVESTMENT***
  ---------------------------

**Sun Company, Inc. Common
   Stock                        32   $11,721,943   $12,088,718       $22,263      $344,512         2     $ 3,299,978       $6,286




----------------
  *The selling price or purchase price, as applicable, was equal to the current value of the asset on the transaction date.
 **Series of 5% transactions.
***Reflects acquisitions and dispositions of Sun Common Stock from January 1, 1996 to September 1, 1996 (the date Sun Common
   Stock was transferred to the Sun Company, Inc. Defined Contribution Master Trust).


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

(a)     The following documents are filed as part of this report:

        3.       Exhibits:

                 23.1 - Consent of Ernst & Young LLP for the Sun Company, Inc. Capital Accumulation Plan.

                 23.2 - Consent of Coopers & Lybrand L.L.P. for the Sun Company, Inc. Capital Accumulation Plan.

                 23.3 - Report of Coopers & Lybrand L.L.P. for the Sun Company, Inc. Capital Accumulation Plan.