Form 10-Q
period 1997-06-30
SUN CO INC
filed 1997-08-05
CIK 95304

                                         UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

At June 30, 1997, there were 72,575,527 shares of Common Stock, $1 par value and 12,323,900 shares of Cumulative Preference Stock--Series A, no par value, outstanding.

                                       SUN COMPANY, INC.
                                       -----------------

                                             INDEX



                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Statements of Operations
              for the Six Months Ended June 30, 1997
              and 1996                                                     3

              Condensed Consolidated Statements of Operations
              for the Three Months Ended June 30, 1997
              and 1996                                                     4

              Condensed Consolidated Balance Sheets at
              June 30, 1997 and December 31, 1996                          5

              Condensed Consolidated Statements of Cash
              Flows for the Six Months Ended June 30,
              1997 and 1996                                                6

              Notes to Condensed Consolidated Financial
              Statements                                                   7

   Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  13

PART II. OTHER INFORMATION

   Item 1.    Legal Proceedings                                           23

   Item 4.    Submission of Matters to a Vote of Security
              Holders                                                     23

   Item 6.    Exhibits and Reports on Form 8-K                            24



SIGNATURE                                                                 26

                                            PART I
                                     FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------

                                                                           For the Six Months
                                                                              Ended June 30
                                                                           ------------------
                                                                         1997          1996
                                                                         ----          ----
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                               $5,310        $5,346
Interest income                                                             4             8
Other income                                                               23            21
                                                                       ------        ------
                                                                        5,337         5,375
                                                                       ------        ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                            3,893         4,083
Selling, general and administrative expenses                              267           285
Consumer excise taxes                                                     753           787
Payroll, property and other taxes                                          41            45
Depreciation, depletion and amortization                                  130           132
Provision for write-down of assets and other
  matters (Note 4)                                                         32            85
Interest cost and debt expense                                             38            40
Interest capitalized                                                       (1)           (1)
                                                                       ------        ------
                                                                        5,153         5,456
                                                                       ------        ------
Income (loss) from continuing operations before
  income tax expense (benefit)                                            184           (81)
Income tax expense (benefit)                                               61           (35)
                                                                       ------        ------
Income (loss) from continuing operations                                  123           (46)
Income from discontinued operations (Note 2)                               --            38
                                                                       ------        ------
NET INCOME (LOSS)                                                         123            (8)
Dividends on preference stock                                             (22)          (22)
                                                                       ------        ------
Net income (loss) attributable to common shareholders                  $  101        $  (30)
                                                                       ======        ======
Earnings per share of common stock (Note 5):
  Primary:
    Income (loss) from continuing operations                            $1.38         $(.92)
    Net income (loss)                                                   $1.38         $(.41)
  Fully diluted:
    Income (loss) from continuing operations                            $1.26         $(.92)

    Net income (loss)                                                   $1.26         $(.41)

Cash dividends paid per share:
  Preference stock*                                                     $1.80         $1.80
  Common stock                                                           $.50          $.50

-------------
*Each share of preference stock is represented by two depositary shares.
 Each depositary share accrues dividends quarterly at a rate of $.45 per share, or one-half the rate paid on the preference stock.


                                   (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------

                                                                         For the Three Months
                                                                             Ended June 30
                                                                         --------------------
                                                                         1997          1996
                                                                       ------         -----
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                               $2,577        $2,886
Interest income                                                             2             4
Other income                                                               14            13
                                                                       ------        ------
                                                                        2,593         2,903
                                                                       ------        ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                            1,805         2,180
Selling, general and administrative expenses                              140           151
Consumer excise taxes                                                     392           419
Payroll, property and other taxes                                          17            23
Depreciation, depletion and amortization                                   64            66
Provision for write-down of assets and other
  matters (Note 4)                                                         --            85
Interest cost and debt expense                                             19            20
Interest capitalized                                                       (1)           (1)
                                                                       ------        ------
                                                                        2,436         2,943
                                                                       ------        ------
Income (loss) from continuing operations before
  income tax expense (benefit)                                            157           (40)
Income tax expense (benefit)                                               52           (18)
                                                                       ------        ------
Income (loss) from continuing operations                                  105           (22)
Income from discontinued operations (Note 2)                               --            19
                                                                       ------        ------
NET INCOME (LOSS)                                                         105            (3)
Dividends on preference stock                                             (11)          (11)
                                                                       ------        ------
Net income (loss) attributable to common shareholders                  $   94        $  (14)
                                                                       ======        ======
Earnings per share of common stock (Note 5):
  Primary:
    Income (loss) from continuing operations                            $1.29         $(.45)
    Net income (loss)                                                   $1.29         $(.19)
  Fully diluted:
    Income (loss) from continuing operations                            $1.07         $(.45)
    Net income (loss)                                                   $1.07         $(.19)

Cash dividends paid per share:
  Preference stock*                                                      $.90          $.90
  Common stock                                                           $.25          $.25


-------------
*Each share of preference stock is represented by two depositary shares.
 Each depositary share accrues dividends quarterly at a rate of $.45 per share, or one-half the rate paid on the preference stock.


                                   (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries

                                                                       At             At
                                                                     June 30      December 31
                                                                      1997           1996
(Millions of Dollars)                                    (UNAUDITED)
--------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                          $   50           $   67
Accounts and notes receivable, net                                    673              864
Inventories:
  Crude oil                                                           187              157
  Refined products                                                    267              252
  Materials, supplies and other                                        69               67
Deferred income taxes                                                 120              128
                                                                   ------           ------
Total Current Assets                                                1,366            1,535

Investment in Real Estate Operations Held
  for Sale (Note 3)                                                    77               79
Investments and Long-Term Receivables                                  88               91
Properties, Plants and Equipment                                    5,856            5,829
Less Accumulated Depreciation, Depletion
  and Amortization                                                  2,848            2,785
                                                                   ------           ------
Properties, Plants and Equipment, net                               3,008            3,044
Deferred Income Taxes                                                  --               24
Deferred Charges and Other Assets                                     231              252
                                                                   ------           ------
Total Assets                                                       $4,770           $5,025
                                                                   ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                   $  830           $1,081
Accrued liabilities                                                   542              573
Current portion of long-term debt                                      58               54
Taxes payable                                                         101              109
                                                                   ------           ------
Total Current Liabilities                                           1,531            1,817

Long-Term Debt                                                        830              835
Retirement Benefit Liabilities                                        489              489
Deferred Income Taxes                                                  34               --
Other Deferred Credits and Liabilities                                402              446
Commitments and Contingent Liabilities (Note 6)
Shareholders' Equity (Note 7)                                       1,484            1,438
                                                                   ------           ------
Total Liabilities and Shareholders' Equity                         $4,770           $5,025
                                                                   ======           ======

                                   (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
-------------------------------------------------------------------------

                                                                          For the Six Months
                                                                            Ended June 30
                                                                          ------------------
                                                                         1997          1996
                                                                        -----         -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $ 123         $  (8)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Income from discontinued operations                                    --           (38)
    Provision for write-down of assets and other
      matters                                                              32            85
    Depreciation, depletion and amortization                              130           132
    Deferred income tax expense (benefit)                                  62           (26)
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                                       191          (154)
      Inventories                                                         (47)           57
      Accounts payable and accrued liabilities                           (339)           63
      Taxes payable                                                        (8)           (1)
    Other                                                                 (20)          (16)
                                                                        -----         -----
    Net cash provided by continuing operating
     activities                                                           124            94
    Net cash flows from discontinued operating
     activities                                                            --            52
                                                                        -----         -----
Net cash provided by operating activities                                 124           146
                                                                        -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (154)         (104)
  Proceeds from divestment of Suncor common stock                          --           135
  Proceeds from other divestments                                          92             7
  Investing activities of discontinued operations                          --            (8)
  Other                                                                     1            12
                                                                        -----         -----
Net cash provided by (used in) investing activities                       (61)           42
                                                                        -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of short-term borrowings                                  --           (54)
  Repayments of long-term debt                                             (1)           (2)
  Cash dividend payments                                                  (59)          (60)
  Purchases of preference stock for retirement                             (8)           --
  Purchases of common stock for treasury                                  (13)           (6)
  Other                                                                     1           (13)
                                                                        -----         -----
Net cash used in financing activities                                     (80)         (135)
                                                                        -----         -----
Net increase (decrease) in cash and cash equivalents                      (17)           53
Cash and cash equivalents at beginning of period                           67            11
                                                                        -----         -----
Cash and cash equivalents at end of period                              $  50         $  64
                                                                        =====         =====

                                   (See Accompanying Notes)

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     ----------------------------------------------------

1.    General.

      The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provisions for write-down of assets and other matters (Note 4). Results for the three and six months ended June 30, 1997 are not necessarily indicative of results for the full year 1997.

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

      As a result of its sale, the international oil and gas production business has been classified as a discontinued operation for the six months ended June 30, 1996. The following is a summary of the results of this business during that period (in millions of dollars):

            Sales and other operating revenue                        $131
                                                                     ====
            Income before income tax expense                         $ 54
            Income tax expense                                         16
                                                                     ----
            Income from discontinued operations                      $ 38
                                                                     ====

3.    Investment in Real Estate Operations Held for Sale.

      Sun has been pursuing the disposition of its investment in Radnor Corporation ("Radnor"), its wholly owned real estate development subsidiary, since October 1991. Radnor is accounted for as an investment held for sale. As a result, pretax income from real estate operations, which was breakeven and $1 million for the six months ended June 30, 1997 and 1996, respectively, has been included as a single amount in other income in the condensed consolidated statements of operations.

      The assets and liabilities relating to real estate operations have been segregated in the condensed consolidated balance sheets and separately reflected as an investment in operations held for sale. Such amounts are detailed as follows (in millions of dollars):

                                                                     At                At
                                                                   June 30        December 31
                                                                    1997              1996
                                                                  --------        -----------
      Inventories                                                    $ 80            $  78
      Properties, plants and equipment                                 57              119
      Other assets                                                     16               18
      Debt (Note 6)                                                   (51)            (109)
      Other liabilities                                               (25)             (27)
                                                                     ----            -----
      Investment in real estate operations
        held for sale                                                $ 77            $  79
                                                                     ====            =====

4.    Write-downs of Assets and Other Matters.

      During the first quarter of 1997, Sun established a $32 million pretax accrual ($21 million after tax) for employee terminations and related costs. The termination benefits are for approximately 320 employees to be involuntarily terminated, of which approximately 170 were terminated during the first six months of 1997. The employee reductions are throughout the organization and include senior management, support staff and operations personnel. As of June 30, 1997, the amount of actual termination benefits paid and charged against the accrual totalled $8 million.

      During the second quarter of 1996, Sun recorded an $85 million ($53 million after-tax) provision for write-down of assets and other matters related to the Company's Philadelphia refinery reconfiguration project, which was completed during the fourth quarter of 1996. This reconfiguration continues the integration of the two adjacent but separate facilities (Point Breeze and Girard Point) at the Philadelphia, PA refinery. The provision is comprised principally of the write-off of redundant processing units and also includes an accrual for environmental remediation activities associated with the reconfiguration.

5.    Earnings Per Share.

      The following table sets forth the computation of earnings per share for the six-month and three-month periods ending June 30, 1997 and 1996 (in millions except per share amounts):

                                                            Six Months         Three Months
                                                              Ended                Ended
                                                             June 30              June 30
                                                         --------------       --------------
                                                         1997     1996*       1997     1996*
                                                         ----     ----        ----     ----
Net income (loss) attributable to
  common shareholders:
    Primary (after deduction of
      dividends on preference stock)                     $101     $(30)       $ 94     $(14)
                                                         ====     ====        ====     ====
    Fully diluted                                        $123     $(30)       $105     $(14)
                                                         ====     ====        ====     ====
Weighted average number of shares
  outstanding:
    Primary                                              73.1     74.0        73.0     74.0
    Fully diluted                                        98.0     74.0        97.9     74.0

Earnings per share of common stock:
  Primary:
    Income (loss) from continuing
      operations                                        $1.38    $(.92)      $1.29    $(.45)
    Income from discontinued operations                    --      .51          --      .26
                                                        -----    -----       -----    -----
    Net income (loss)                                   $1.38    $(.41)      $1.29    $(.19)
                                                        =====    =====       =====    =====
  Fully diluted:
    Income (loss) from continuing
      operations                                        $1.26    $(.92)      $1.07    $(.45)
    Income from discontinued operations                    --      .51          --      .26
                                                        -----    -----       -----    -----
    Net income (loss)                                   $1.26    $(.41)      $1.07    $(.19)
                                                        =====    =====       =====    =====

-------------
*Since the assumed redemption of preference shares would have resulted in a smaller loss per share during the six and three months ended June 30, 1996, fully diluted amounts are equal to those reported on a primary basis for these periods.

      In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued, which is required to be adopted in the fourth quarter of 1997. Under SFAS No. 128, the dilutive effect of stock options will be excluded from the primary earnings per share calculation. Since Sun's stock options did not have a dilutive effect on its primary or fully diluted earnings per share amounts for the six and three months ended June 30, 1997 and 1996, the new standard would not have impacted Sun's earnings per share for these periods.

6.    Commitments and Contingent Liabilities.

      A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $225 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. The facility was completed during 1995.

      In order to obtain a secure supply of oxygenates for the manufacture of reformulated gasoline, Sun entered into an off-take agreement with BEF whereby Sun agreed to purchase all of the MTBE production from the plant. For the first 14,000 barrels daily of production, Sun agreed to pay BEF prices through May 1997 based on the market value of MTBE feedstocks (methanol and butane) plus a fixed amount per gallon (the "formula price"), and thereafter through May 2000 based on the then-existing MTBE prices per gallon in the contract market (the "contract market price"). However, the price to be paid by Sun for the first 12,600 barrels daily of MTBE production through May 2000, at a minimum, will equal the sum of BEF's annual raw material and operating costs associated with this production plus BEF's debt service payments (collectively, the "minimum price") if the minimum price per gallon exceeds the applicable formula or contract market price. After May 2000, Sun and BEF will negotiate a new price for the last four years of the agreement based upon the market conditions existing at that time.

      Historically, the amounts paid by Sun under this agreement were determined using the formula price, which was believed to have approximated prices of other MTBE long-term sales agreements in the marketplace. However, management believes that the contract market changed in the latter part of 1996 as feedstock-plus-fixed-priced contracts expired and were replaced by spot-market-price-based contracts, which have been more favorable to the purchaser.
      Management also believes that the spot market for MTBE had developed by the latter part of 1996. During the fourth quarter of 1996, spot market prices for MTBE were less than the prices paid by Sun under the off-take agreement with BEF. At that time, the Company expected this adverse relationship to continue into the future. Accordingly, a $130 million accrual ($85 million after tax) was established at December 31, 1996 for the estimated losses expected to be realized with respect to this agreement.

      During the first six months of 1997, actual MTBE purchase costs in excess of current market prices were charged against the accrual. Sun's MTBE purchases were based upon the formula price through May 1997 and the minimum price in June 1997.

      The Company guarantees the $51 million of outstanding debt of Radnor, which is due no later than February 2001 and is expected to be repaid by the end of 1998 with proceeds from the disposal of its remaining real estate portfolio (Note 3).

      Sun is subject to numerous federal, state and local laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste

      Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities including refineries, service stations, terminals, pipelines and truck transportation facilities as well as at third-party or formerly-owned sites at which contaminants generated by Sun may be located. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 1997, Sun had been named as a PRP at 43 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant. Under RCRA and related state laws, corrective remedial action has been initiated at some of Sun's facilities and will be required to be undertaken by Sun at various of its other facilities. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

      Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                        At                    At
                                                      June 30             December 31
                                                       1997                  1996
                                                     --------             -----------
            Accrued liabilities                        $ 68                   $ 77
            Other deferred credits and
              liabilities                               143                    150
                                                       ----                   ----
                                                       $211                   $227
                                                       ====                   ====

      Pretax charges against income for environmental remediation amounted to $2 and $19 million for the six months ended June 30, 1997 and 1996, respectively. This $17 million decrease was largely attributable to the absence of an accrual for remediation activities associated with the reconfiguration of the Philadelphia refinery, which was recorded in the second quarter of 1996 (Note 4). Claims for recovery of environmental liabilities that are probable of realization totalled $4 million at June 30, 1997 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

      Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sun's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at June 30, 1997. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flows or liquidity.

7.    Shareholders' Equity.

                                                                 At                At
                                                              June 30          December 31
                                                                1997              1996
                                                              --------         -----------
                                                 (Millions of Dollars)
      Cumulative preference stock - Series A,
       no par value                                           $  739            $  748
      Common stock, par value $1 per share                       130               130
      Capital in excess of par value                           1,320             1,316
      Earnings employed in the business                        1,348             1,284
                                                              ------            ------
                                                               3,537             3,478
      Less common stock held in treasury,
        at cost                                                2,053             2,040
                                                              ------            ------
      Total                                                   $1,484            $1,438
                                                              ======            ======
/TABLE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS - SIX MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                                     Six Months Ended
                                                         June 30
                                                   ------------------
                                                  1997         1996          Variance
                                                  ----         ----          --------
                                                         (Millions of Dollars)
Sun Northeast Refining                            $ 41         $(24)          $ 65

Sunoco Northeast Marketing                          37            6             31

Sunoco Chemicals                                    41           18             23

Sun Lubricants                                      (6)          (1)            (5)

Sunoco MidAmerica Marketing &
  Refining                                          20            1             19

Sunoco Logistics                                    27           26              1

Sun Coal & Coke                                     18           15              3

Corporate expenses                                 (10)         (11)             1

Net financing expenses                             (24)         (24)            --

Real estate operations held
  for sale                                          --            1             (1)

Sun International Production*                       --           38            (38)

                                                  ----         ----           ----
                                                   144           45             99
Special Item:

  Provision for write-down of assets
   and other matters                               (21)         (53)            32
                                                  ----         ----           ----
Consolidated net income (loss)                    $123         $ (8)          $131
                                                  ====         ====           ====

----------------
*Sun completed the sale of its International Production business on September 30, 1996.

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the six-month period ended June 30, 1997, Sun had net income of $123 million compared with a net loss of $8 million for the first half of 1996. Primary earnings per share were $1.38 in the first six months of 1997 versus a $.41 loss per share in the first half of 1996. On a fully diluted basis, which assumed the redemption of the preference shares for common stock during the first half of 1997, Sun earned $1.26 per share in the first six months of 1997 versus a $.41 loss per share in the year-ago period (see Note 5 to the condensed consolidated financial statements). Excluding the provisions for write-down of assets and other matters shown separately in the Earnings Profile of Sun Businesses, Sun earned $144 million in the first six months of 1997 compared to income of $45 million in the first six months of 1996.

Sun Northeast Refining -- The Sun Northeast Refining business earned $41 million in the first six months of 1997 compared to a loss of $24 million in the first half of 1996. The improvement in operating results was due primarily to a decline in operating expenses ($39 million) and higher realized margins ($19 million) and sales volumes ($8 million) for wholesale fuel products. Wholesale gasoline margins were adversely impacted in the first half of 1996 by the Company's high purchase cost of MTBE (a component of reformulated gasoline) relating to an existing off-take agreement (see
Note 6 to the condensed consolidated financial statements). The increase in sales volumes reflects a significant improvement in production levels, particularly for high-value gasoline and distillate products, in part due to the successful turnaround and modernization of the 86,000 barrels-per-day fluid catalytic cracking unit at the Marcus Hook refinery completed in the latter part of 1996. Input to the crude units averaged 486,900 barrels per day at the Company's Northeast refineries, or 101 percent of rated capacity, in the first half of 1997 versus 441,000 barrels per day in the first six months of 1996 with gasoline and distillate production averaging over 416,000 barrels daily versus 367,000 barrels daily in the first half of 1996.

During the fourth quarter of 1996, Sun reconfigured its Philadelphia refinery to process only light, sweet crude oil and to cease asphalt production. Several redundant and/or unprofitable units were shut down as part of a continuing process to integrate the Point Breeze and Girard Point segments of the refinery. The reconfiguration to date has resulted in a substantial improvement in operating reliability and a reduction in the cost structure at the Philadelphia refinery.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $37 million in the current six-month period versus $6 million in the first half of 1996. The increase in earnings was due to significantly higher average retail gasoline margins ($23 million) and lower expenses ($11 million), partially offset by the impact of 5 percent lower retail gasoline sales volumes ($5 million). Retail gasoline margins were adversely impacted in the first half of 1996 by the Company's high purchase cost of MTBE.

Sunoco Chemicals -- Sunoco Chemicals earned $41 million in the first half of 1997 versus $18 million in the first six months of 1996. The increase in earnings was primarily due to higher margins ($14 million) and sales volumes ($12 million), reflecting record production levels, particularly of higher-value petrochemicals.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $6 million in the 1997 first half, compared to a loss of $1 million in the first six months of 1996. Lower margins, particularly for base oils, more than offset income attributable to the Kendall/Amalie lubricants business acquired by Sun in November 1996 and the impact of improved operations at the Puerto Rico refinery as a result of the reconfiguration initiated in the first quarter of 1997. This facility is now processing approximately 30,000 barrels per day of purchased intermediate feedstocks in lieu of crude oil. Prior to the reconfiguration, the Puerto Rico refinery had a crude oil processing capacity of 85,000 barrels per day. The changes made in the first quarter have significantly reduced fuels production at this refinery and are expected to reduce operating expenses by approximately $35 million pretax on an annualized basis while maintaining the lubricants manufacturing capabilities of the facility.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $20 million during the first half of 1997, compared to $1 million in the 1996 first half. The improved results were largely attributable to higher wholesale fuel ($8 million) and chemical ($4 million) margins, lower refinery operating expenses ($3 million) and higher wholesale fuel sales volumes ($5 million), reflecting significantly higher refinery production. Partially offsetting these positive factors were lower retail gasoline margins ($4 million).

Sunoco Logistics -- Sunoco Logistics earned $27 million in the first six months of 1997 versus $26 million in the year-ago period. The increase in earnings was primarily due to higher throughput at the Nederland, Texas, crude oil terminal.

Sun Coal & Coke -- Sun Coal & Coke earned $18 million in the first half of 1997 versus $15 million in the first half of 1996. The increase in earnings was primarily due to higher margins for coke ($1 million) and improved results from Sun's steam coal operations in Kentucky ($1 million).

Sun International Production -- In the third quarter of 1996, Sun completed the sale of its International Production business. Operating income for this business unit totalled $38 million in the 1996 first half.

Provision for Write-Down of Assets and Other Matters -- During the first quarter of 1997, Sun established a $32 million pretax accrual ($21 million after tax) for employee termination benefits and related costs. The termination benefits are for approximately 320 employees to be involuntarily terminated throughout 1997. The employee reductions are throughout the organization and include senior management, support staff and operations personnel. This complement reduction is expected to provide approximately $25 million of annualized pretax expense savings.

During the second quarter of 1996, Sun recorded an $85 million ($53 million after-tax) provision for write-down of assets and other matters related to the Company's Philadelphia refinery reconfiguration project, which was completed during the fourth quarter of 1996. This reconfiguration continues the integration of the two adjacent but separate facilities (Point Breeze and Girard Point) at the Philadelphia, PA refinery. The provision is comprised principally of the write-off of redundant processing units and also includes an accrual for environmental remediation activities associated with the reconfiguration.

Analysis of Consolidated Statements of Operations
-------------------------------------------------

Sales and other operating revenue decreased $36 million, or 1 percent, principally due to lower revenues from resales of purchased crude oil ($242 million) and lower consumer excise taxes ($34 million), partially offset by higher refined product sales prices ($130 million) and volumes ($114 million). Cost of products sold and operating expenses decreased $190 million, or 5 percent, primarily due to lower resales of purchased crude oil ($242 million) and lower refinery operating expenses ($69 million), partially offset by higher crude oil and refined product costs ($136 million). Selling, general and administrative expenses decreased $18 million, or 6 percent, primarily due to lower expenses in Sun's refining and marketing operations, despite the inclusion in the first half of 1997 of expenses attributable to the Kendall/Amalie lubricants business acquired in November 1996. Consumer excise taxes decreased $34 million, or 4 percent, principally due to a decline in retail gasoline sales volumes. Payroll, property and other taxes decreased $4 million, or 9 percent, principally due to lower taxes in the Company's coal operations.

                             RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                                   Three Months Ended
                                                         June 30
                                                   ------------------
                                                  1997         1996          Variance
                                                  ----         ----          --------
                                                         (Millions of Dollars)
Sun Northeast Refining                            $ 37         $  4           $ 33

Sunoco Northeast Marketing                          17            7             10

Sunoco Chemicals                                    22           11             11

Sun Lubricants                                       2           (3)             5

Sunoco MidAmerica Marketing &
  Refining                                          20            5             15

Sunoco Logistics                                    15           15             --

Sun Coal & Coke                                      9            8              1

Corporate expenses                                  (5)          (6)             1

Net financing expenses                             (12)         (11)            (1)

Real estate operations held
  for sale                                          --            1             (1)

Sun International Production*                       --           19            (19)
                                                  ----         ----           ----
                                                   105           50             55

Special Item:

  Provision for write-down of assets
   and other matters                                --          (53)            53
                                                  ----         ----           ----
Consolidated net income (loss)                    $105         $ (3)          $108
                                                  ====         ====           ====

----------------
*Sun completed the sale of its International Production business on September 30, 1996.

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the three-month period ended June 30, 1997, Sun had net income of $105 million compared with a net loss of $3 million for the second quarter of 1995. Primary earnings per share were $1.29 in the second quarter of 1997 versus a $.19 loss per share in the second quarter of 1996. On a fully diluted basis, Sun earned $1.07 per share in the second quarter of 1997 versus a $.19 loss per share in the year-ago period. There were no special items recorded in the second quarter of 1997. Excluding the provision for write-down of assets and other matters recorded in the second quarter of 1996, which is shown separately in the Earnings Profile of Sun Businesses, Sun earned $50 million in the second quarter of 1996.

Sun Northeast Refining -- The Sun Northeast Refining business earned $37 million in the second quarter of 1997 versus $4 million in the second quarter of 1996. The increase in earnings was due primarily to a decline in operating expenses ($23 million) and higher realized margins ($10 million) and sales volumes ($2 million) for wholesale fuel products. The increase in sales volumes reflects an increase of approximately 2.5 million barrels of total fuels production at the Company's Northeast refineries compared to the second quarter of 1996 with high-value gasoline and distillate production averaging over 424,000 barrels daily versus 376,000 barrels daily in the second quarter of 1996.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $17 million in the current quarter versus income of $7 million in the second quarter of 1996. The increase in earnings was due to a decline in marketing and administrative expenses ($10 million). The impact of slightly higher gasoline margins in the second quarter of 1997 ($2 million) was offset by 5 percent lower retail gasoline volumes during that period ($2 million).

Sunoco Chemicals -- Sunoco Chemicals earned $22 million in the second quarter of 1997 versus $11 million in the second quarter of 1996. The increase in earnings was due largely to higher margins ($5 million) and sales volumes ($6 million) reflecting record production levels across most of Sun's petrochemical products. Total petrochemical production for the second quarter of 1997 was over 2.1 million barrels (23,200 barrels per day) versus second quarter 1996 production of almost 1.8 million barrels (19,500 barrels per day).

Sun Lubricants -- The Sun Lubricants business earned $2 million in the 1997 second quarter, compared to a loss of $3 million in the 1996 second quarter. The improvement in operating results was largely due to higher gasoline, distillate and specialty oil lubricant margins and income attributable to the Kendall/Amalie lubricants business acquired by Sun in November 1996. Also contributing to the improvement in operating results was the impact of the reconfiguration changes made at the Puerto Rico refinery in the first quarter of 1997, which resulted in lower feedstock costs, lower expenses, and reduced fuels production at this facility. Partially offsetting these positive factors were lower base oil margins.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $20 million during the 1997 second quarter, compared to earnings of $5 million in the 1996 second quarter. The improved results were largely attributable to higher wholesale fuel ($7 million) and chemical ($3 million) margins, lower refinery operating expenses ($3 million) and higher wholesale fuel sales volumes ($3 million), reflecting significantly higher production. Input to the crude units at the Toledo refinery averaged 138,100 barrels per day, or 110 percent of rated capacity, in the current quarter versus 127,000 barrels per day in the second quarter of 1996. Partially offsetting these positive factors were lower retail gasoline margins ($3 million).

Sun Coal & Coke -- Sun Coal & Coke earned $9 million in the second quarter of 1997 versus $8 million in the second quarter of 1996. The increase in earnings reflects lower operating costs and improved yields from Sun's cokemaking operations.

Sun International Production -- In the third quarter of 1996, Sun completed the sale of its International Production business. Operating income for this business unit totalled $19 million for the second quarter of 1996.

Provision for Write-Down of Assets and Other Matters -- For a discussion of the $85 million ($53 million after-tax) provision for write-down of assets and other matters recorded in the second quarter of 1996, see "Provision for Write-Down of Assets and Other Matters" above under the six months "Analysis of Earnings Profile of Sun Businesses."

Analysis of Consolidated Statements of Operations
-------------------------------------------------

Sales and other operating revenue decreased $309 million, or 11 percent, principally due to lower revenues from resales of purchased crude oil ($202 million), lower refined product sales prices ($97 million) and lower consumer excise taxes ($27 million), partially offset by higher refined product sales volumes ($19 million). Cost of products sold and operating expenses decreased $375 million, or 17 percent, primarily due to lower resales of purchased crude oil ($202 million), lower crude oil and refined product costs ($118 million) and lower refinery operating expenses ($49 million). Selling, general and administrative expenses decreased $11 million, or 7 percent, primarily due to lower expenses in Sun's refining and marketing operations despite the inclusion in the second quarter of 1997 of expenses attributable to the Kendall/Amalie lubricants business acquired in November 1996. Consumer excise taxes decreased $27 million, or 6 percent, due to a decline in retail and wholesale gasoline sales volumes. Payroll, property and other taxes decreased $6 million, or 26 percent, in part due to lower taxes in the Company's coal operations.

                                      FINANCIAL CONDITION

Cash and Working Capital
------------------------

At June 30, 1997, Sun had cash and cash equivalents of $50 million compared to $67 million at December 31, 1996, and had a working capital deficit of $165 million compared to a working capital deficit of $282 million at December 31, 1996. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds the carrying value at June 30, 1997 by approximately $515 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first six months of 1997, Sun's net cash provided by operating activities ("cash generation") was $124 million compared to $146 million in the first six months of 1996. The $22 million decrease in cash generation was largely due to an increase in working capital uses pertaining to operating activities and a reduction in net cash flows from discontinued operating activities, partially offset by an increase in income before special items.

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

The Company has access to $600 million of short-term financing in the form of borrowings from commercial banks under a revolving credit agreement or commercial paper issued by Sun supported by this agreement. Under the terms of the revolving credit agreement, Sun is required, among other things, to maintain Consolidated Tangible Net Worth (as defined) of at least $1,100 million. At June 30, 1997, the Consolidated Tangible Net Worth was $1,393 million. The Company also has access to short-term financing under non-committed money market facilities.

At June 30, 1997 and December 31, 1996, there were no amounts outstanding related to the above short-term borrowing arrangements. The following table sets forth amounts outstanding related to Sun's other borrowings as of these dates (in millions of dollars):

                                                      At                     At
                                                   June 30              December 31
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
                                                        ====                   ====


Sun's debt-to-capital ratio was 37.4 percent at June 30, 1997 compared to
38.2 percent at December 31, 1996. Management believes there is sufficient borrowing capacity available to provide for Sun's future cash requirements. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sun's unused financial capacity.


                                       SHARE REPURCHASES

During the second quarter of 1997, the Company repurchased 498,881 shares of its common stock and 273,300 of its depositary shares on the open market for approximately $21 million. These purchases completed a program begun in the third quarter of 1995 to purchase $100 million of stock in the open market or through privately negotiated transactions. On July 3, 1997, the Company's Board of Directors approved a successor program authorizing the repurchase of the Company's common stock and its depositary shares for an aggregate cost not to exceed $150 million. These share repurchases shall be made from time to time in the open market or through privately negotiated transactions, subject to prevailing market conditions.


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

Such risks and uncertainties include, by way of example and not of limitation: changes in industry-wide refining margins, changes in crude oil and other raw material costs, and world and regional events that could significantly increase volatility in the marketplace. Sun's crude oil supply could be affected by factors beyond its control, such as embargoes, the continued discovery and production of light sweet crude oil, or military conflicts between (or internal instability in) one or more oil-producing countries. Sun's business is also affected by the continued availability of debt and equity financing, changes in labor relations, general economic conditions (including recessionary trends, inflation and interest rates), market supply and demand for Sun's products, the reliability and efficiency of Sun's operating facilities, the level of operating expenses and hazards common to operating facilities (including equipment malfunction; plant construction/repair delays, explosions, fires, oil spills and severe weather effects), actions taken by competitors, (including both pricing and expansion and retirement of refinery capacity in response to market conditions), and civil, criminal, regulatory or administrative actions, claims or proceedings (including domestic and international political, legislative, regulatory and legal actions, such as restrictions on production, restrictions on imports and exports, price controls, tax increases and retroactive tax claims, expropriation of property and cancellation of contract rights and regulations dealing with protection of the environment including gasoline composition and characteristics). Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements.

                                            PART II
                                       OTHER INFORMATION

Item 1.     Legal Proceedings

      Sun Company, Inc. (R&M) paid $250,000 in civil fines and agreed to undertake certain corrective actions pursuant to a Consent Order entered on June 13, 1997 by the U.S. District Court in San Juan, Puerto Rico. This agreement between Sun Company, Inc. (R&M) and the United States Environmental Protection Agency, Region II (acting through the United States Department of Justice) stems from several alleged Clean Air Act violations that had been the subject of two Notices of Violation and two Compliance Orders during the preceding four years at Sun Company Inc. (R&M)'s Yabucoa, Puerto Rico refinery.

      Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sun at June 30, 1997.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of the Company's shareholders was held on May 1, 1997. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations. At this meeting, the shareholders were requested (1) to elect a Board of Directors; (2) to act upon a proposal to adopt a new management incentive plan -- the Sun Company, Inc. Long-Term Performance Enhancement Plan, and; (3) to approve the appointment of independent auditors. The following action was taken by the Company's shareholders with respect to each of the above items:

      1. Concerning the election of a Board of Directors of the Company, there was a total of 70,340,323 votes cast. Each of the following individuals continued his or her term of office as a director of the Company and was re-elected to the Board of Directors. The tabulation below sets forth the number of votes cast for, against or withheld (abstentions) for each director. There were no broker non-votes.

Item 4.     Submission of Matters to a Vote of Security Holders (Continued)

                                                                               Number
                                         Number            Number            "WITHHELD"
           NAME                           "FOR"           "AGAINST"         (ABSTENTIONS)
      --------------                   ----------         ---------         ------------
      R. H. Campbell                    67,983,348         2,355,404              1,571
      R. E. Cartledge                   68,570,560         1,767,964              1,799
      R. E. Cawthorn                    68,576,679         1,762,588              1,056
      J. G. Drosdick                    68,646,614         1,693,709                 --
      M. J. Evans                       68,401,309         1,937,749              1,265
      T. P. Gerrity                     68,609,410         1,729,284              1,629
      J. G. Kaiser                      68,573,240         1,760,242              6,841
      R. D. Kennedy                     68,591,691         1,747,478              1,154
      R. A. Pew                         68,420,343         1,917,457              2,523
      W. F. Pounds                      68,452,908         1,886,266              1,149
      A. B. Trowbridge                  68,569,673         1,769,590              1,060


      2. Concerning the proposal to adopt the Sun Company, Inc. Long-Term Performance Enhancement Plan, there was a total of 61,488,665 votes cast, with an aggregate of 56,623,757 votes cast in favor of adoption, 4,864,908 against and 872,317 withheld
            (abstentions).  There were 23,091,046 broker non-votes.

      3. Concerning the motion to appoint Ernst & Young LLP as the Company's independent auditors, there was a total of 69,875,109 votes cast, with an aggregate of 69,349,527 votes cast in favor of such appointment, 525,582 against and 464,957 withheld (abstentions). There were no broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits:

      12 - Statement re Sun Company, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 1997.

      27 -  Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

      The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1997. On July 8, 1997, a report on Form 8-K was filed to disclose under Item 5 -- "Other Events" and Item 7 -- "Financial Statements and Exhibits," an amendment to the shareholder rights agreement between Sun Company, Inc. and First Chicago Trust Company of New York dated as of February 1, 1996.

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

DATE  August 4, 1997