Form 10-Q
period 1997-09-30
SUN CO INC
filed 1997-11-06
CIK 95304

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

At September 30, 1997, there were 71,547,334 shares of Common Stock, $1 par value and 12,165,300 shares of Cumulative Preference Stock--Series A, no par value, outstanding.

                             SUN COMPANY, INC.
                             -----------------

                                   INDEX



                                                        Page No.
                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          for the Nine Months Ended September 30, 1997
          and 1996                                         3

          Condensed Consolidated Statements of Income
          for the Three Months Ended September 30, 1997
          and 1996                                         4

          Condensed Consolidated Balance Sheets at
          September 30, 1997 and December 31, 1996         5

          Condensed Consolidated Statements of Cash
          Flows for the Nine Months Ended September 30,
          1997 and 1996                                    6

          Notes to Condensed Consolidated Financial
          Statements                                       7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                      14

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                               24

  Item 6. Exhibits and Reports on Form 8-K                24



SIGNATURE                                                 25

                                  PART I
                           FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------

                                                       For the Nine Months
                                                        Ended September 30
                                                        ------------------
                                                         1997       1996
                                                         ----       ----
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                               $7,944     $8,220
Interest income                                             6         12
Other income                                               36         41
                                                       ------     ------
                                                        7,986      8,273
                                                       ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses            5,737      6,323
Selling, general and administrative expenses              392        440
Consumer excise taxes                                   1,167      1,203
Payroll, property and other taxes                          63         64
Depreciation, depletion and amortization                  195        197
Provision for write-down of assets and other
  matters (Note 4)                                         32         85
Interest cost and debt expense                             58         59
Interest capitalized                                       (4)        (1)
                                                       ------     ------
                                                        7,640      8,370
                                                       ------     ------
Income (loss) from continuing operations before
  income tax expense (benefit)                            346        (97)
Income tax expense (benefit)                              112        (40)
                                                       ------     ------
Income (loss) from continuing operations                  234        (57)
Income from discontinued operations (Note 2)               --        166
                                                       ------     ------
NET INCOME                                                234        109
Dividends on preference stock                             (33)       (34)
                                                       ------     ------
Net income attributable to common shareholders         $  201     $   75
                                                       ======     ======
Earnings per share of common stock (Note 5):
  Primary:
    Income (loss) from continuing operations            $2.76     $(1.23)
    Net income                                          $2.76      $1.02
  Fully diluted:
    Income (loss) from continuing operations            $2.39     $(1.23)

    Net income                                          $2.39      $1.02

Cash dividends paid per share:
  Preference stock*                                     $2.70      $2.70
  Common stock                                           $.75       $.75

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


                         (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars Except Per Share Amounts)
--------------------------------------------------------------------------

                                                      For the Three Months
                                                       Ended September 30
                                                      --------------------
                                                         1997       1996
                                                       ------      -----
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                               $2,634     $2,874
Interest income                                             2          4
Other income                                               13         20
                                                       ------     ------
                                                        2,649      2,898
                                                       ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses            1,844      2,240
Selling, general and administrative expenses              125        155
Consumer excise taxes                                     414        416
Payroll, property and other taxes                          22         19
Depreciation, depletion and amortization                   65         65
Interest cost and debt expense                             20         19
Interest capitalized                                       (3)        --
                                                       ------     ------
                                                        2,487      2,914
                                                       ------     ------
Income (loss) from continuing operations before
  income tax expense (benefit)                            162        (16)
Income tax expense (benefit)                               51         (5)
                                                       ------     ------
Income (loss) from continuing operations                  111        (11)
Income from discontinued operations (Note 2)               --        128
                                                       ------     ------
NET INCOME                                                111        117
Dividends on preference stock                             (11)       (11)
                                                       ------     ------
Net income attributable to common shareholders         $  100     $  106
                                                       ======     ======
Earnings per share of common stock (Note 5):
  Primary:
    Income (loss) from continuing operations            $1.38      $(.30)
    Net income                                          $1.38      $1.44
  Fully diluted:
    Income (loss) from continuing operations            $1.14      $(.11)
    Net income                                          $1.14      $1.19

Cash dividends paid per share:
  Preference stock*                                      $.90       $.90
  Common stock                                           $.25       $.25


-------------
*Each share of preference stock is represented by two depositary shares.
 Each depositary share accrues dividends quarterly at a rate of $.45 per share, or one-half the rate paid on the preference stock.


                         (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries

                                                     At            At
                                                September 30   December 31
                                                    1997          1996
(Millions of Dollars)                                    (UNAUDITED)
--------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                           $   66       $   67
Accounts and notes receivable, net                     698          864
Inventories:
  Crude oil                                            170          157
  Refined products                                     314          252
  Materials, supplies and other                         70           67
Deferred income taxes                                  120          128
                                                    ------       ------
Total Current Assets                                 1,438        1,535

Investment in Real Estate Operations Held
  for Sale (Note 3)                                     73           79
Investments and Long-Term Receivables                   87           91
Properties, Plants and Equipment                     5,913        5,829
Less Accumulated Depreciation, Depletion
  and Amortization                                   2,891        2,785
                                                    ------       ------
Properties, Plants and Equipment, net                3,022        3,044
Deferred Income Taxes                                   --           24
Deferred Charges and Other Assets                      212          252
                                                    ------       ------
Total Assets                                        $4,832       $5,025
                                                    ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $  885       $1,081
Accrued liabilities                                    532          573
Current portion of long-term debt                       58           54
Taxes payable                                           74          109
                                                    ------       ------
Total Current Liabilities                            1,549        1,817

Long-Term Debt                                         830          835
Retirement Benefit Liabilities                         484          489
Deferred Income Taxes                                   67           --
Other Deferred Credits and Liabilities                 404          446
Commitments and Contingent Liabilities (Note 6)
Shareholders' Equity (Note 7)                        1,498        1,438
                                                    ------       ------
Total Liabilities and Shareholders' Equity          $4,832       $5,025
                                                    ======       ======

                         (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
-------------------------------------------------------------------------

                                                       For the Nine Months
                                                       Ended September 30
                                                       -------------------
                                                         1997       1996
                                                        -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 234      $ 109
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Income from discontinued operations                    --       (166)
    Provision for write-down of assets and other
      matters                                              32         85
    Depreciation, depletion and amortization              195        197
    Deferred income tax expense (benefit)                  92        (39)
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                       166       (156)
      Inventories                                         (78)        (2)
      Accounts payable and accrued liabilities           (295)       183
      Taxes payable                                       (35)        (5)
    Other                                                 (18)       (20)
                                                        -----      -----
    Net cash provided by continuing operating
     activities                                           293        186
    Net cash flows from discontinued operating
     activities                                            --         17
                                                        -----      -----
Net cash provided by operating activities                 293        203
                                                        -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (242)      (207)
  Proceeds from divestments:
    International Production operations                    --        278
    Suncor common stock                                    --        135
    Other                                                 110         21
  Investing activities of discontinued operations          --        (13)
  Other                                                    16          2
                                                        -----      -----
Net cash provided by (used in) investing activities      (116)       216
                                                        -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of short-term borrowings                  --        (54)
  Repayments of long-term debt                             (1)        (2)
  Cash dividend payments                                  (88)       (89)
  Purchases of preference stock for retirement            (19)        (2)
  Purchases of common stock for treasury                 (103)       (31)
  Proceeds from issuance of common stock
    under management incentive and employee
    option plans                                           36          4
  Other                                                    (3)       (21)
                                                        -----      -----
Net cash used in financing activities                    (178)      (195)
                                                        -----      -----
Net increase (decrease) in cash and cash equivalents       (1)       224
Cash and cash equivalents at beginning of period           67         11
                                                        -----      -----
Cash and cash equivalents at end of period              $  66      $ 235
                                                        =====      =====

                         (See Accompanying Notes)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provisions for write-down of assets and other matters (Note 4). Results for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the full year 1997.

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

     As a result of its sale, the international oil and gas production business has been classified as a discontinued operation for the nine months ended September 30, 1996. The following is a summary of the results of this business during that period (in millions of dollars):

          Sales and other operating revenue            $187
                                                       ====
          Income before income tax benefit             $152
          Income tax benefit                             14
                                                       ----
          Income from discontinued operations          $166
                                                       ====

     Income from discontinued International Production operations includes a $125 million gain on divestment of this business (comprised of a pretax gain of $93 million and an income tax benefit of $32 million).

3.   Investment in Real Estate Operations Held for Sale.

     Sun has been pursuing the disposition of its investment in Radnor Corporation ("Radnor"), its wholly owned real estate development subsidiary, since October 1991. Radnor is accounted for as an investment held for sale. As a result, pretax income from real estate operations, which was breakeven for both the nine months ended September 30, 1997 and 1996, has been included as a single amount in other income in the condensed consolidated statements of income.

     The assets and liabilities relating to real estate operations have been segregated in the condensed consolidated balance sheets and separately reflected as an investment in operations held for sale. Such amounts are detailed as follows (in millions of dollars):

                                                     At             At
                                                September 30   December 31
                                                    1997           1996
                                                  --------     -----------
     Inventories                                      $ 74        $  78
     Properties, plants and equipment                   57          119
     Other assets                                       18           18
     Debt (Note 6)                                     (51)        (109)
     Other liabilities                                 (25)         (27)
                                                      ----        -----
     Investment in real estate operations
       held for sale                                  $ 73        $  79
                                                      ====        =====

4.   Write-downs of Assets and Other Matters.

     During the first quarter of 1997, Sun established a $32 million pretax accrual ($21 million after tax) for employee terminations and related costs. The termination benefits are for approximately 320 employees to be involuntarily terminated, of which approximately 200 were terminated during the first nine months of 1997. The employee reductions are throughout the organization and include senior management, support staff and operations personnel. As of September 30, 1997, the amount of actual termination benefits paid and charged against the accrual totalled $16 million.

     During the second quarter of 1996, Sun recorded an $85 million ($53 million after tax) provision for write-down of assets and other matters related to the Company's Philadelphia refinery reconfiguration project, which was completed during the fourth quarter of 1996. This reconfiguration continues the integration of the two adjacent but separate facilities (Point Breeze and Girard Point) at the Philadelphia, PA refinery. The provision is comprised principally of the write-off of redundant processing units and also includes an accrual for environmental remediation activities associated with the reconfiguration.

5.   Earnings Per Share.

     The following table sets forth the computation of earnings per share for the nine-month and three-month periods ended September 30, 1997 and 1996 (in millions except per share amounts):

                                            Nine Months    Three Months
                                               Ended           Ended
                                           September 30    September 30
                                          --------------  --------------
                                            1997   1996*    1997    1996
                                            ----   ----     ----    ----
Net income attributable to
 common shareholders:
   Primary (after deduction of
    dividends on preference stock)          $201    $75     $100    $106
                                            ====    ===     ====    ====
   Fully diluted                            $234    $75     $111    $117
                                            ====    ===     ====    ====
Weighted average number of shares
 outstanding:
   Primary                                  72.9   73.8     72.7    73.6
   Fully diluted                            97.8   73.8     97.5    98.6

Earnings per share of common stock:
 Primary:
   Income (loss) from continuing
    operations                             $2.76 $(1.23)   $1.38   $(.30)
   Income from discontinued operations        --   2.25       --    1.74
                                           ----- ------    -----   -----
   Net income                              $2.76 $ 1.02    $1.38   $1.44
                                           ===== ======    =====   =====
 Fully diluted:
   Income (loss) from continuing
    operations                             $2.39 $(1.23)   $1.14   $(.11)
   Income from discontinued operations        --   2.25       --    1.30
                                           ----- ------    -----   -----
   Net income                              $2.39 $ 1.02    $1.14   $1.19
                                           ===== ======    =====   =====

-------------
*Since the assumed redemption of preference shares would have resulted in an increase in earnings per share during the nine months ended September 30, 1996, fully diluted amounts are equal to those reported on a primary basis for that period.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") was issued, which is required to be adopted in the fourth quarter of 1997. Under SFAS No. 128, the dilutive effect of stock options are excluded from the primary earnings per share calculation. Had SFAS No. 128 been followed, the impact on Sun's primary and fully diluted earnings per share amounts for the nine months ended September 30, 1997 and 1996 and for the three months ended September 30, 1997 would not have been material.
     In addition, the new standard would not have affected the primary earnings per share amounts for the three months ended September 30, 1996. However, since the assumed redemption of preference shares would have resulted in a reduction in the loss per share from continuing operations for the three months ended September 30, 1996, the diluted per share amounts for that period under the new standard would have equalled those reported on a primary basis.

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

     The amounts paid by Sun for MTBE under this agreement were based upon the formula price through May 1997 and the minimum price from June through September 1997. The formula prices paid by Sun during most of 1996 were believed to have approximated prices of other MTBE long-term sales agreements in the marketplace. However, management believes that the contract market changed in the latter part of 1996 as feedstock-plus-fixed-priced contracts expired and were replaced by spot-market-price-based contracts, which have been more favorable to the purchaser. Management also believes that the spot market for MTBE had developed by the latter part of 1996. During the fourth quarter of 1996, spot market prices for MTBE were less than the prices paid by Sun under the off-take agreement with BEF. At that time, the Company expected this adverse relationship to continue into the future. Accordingly, a $130 million accrual ($85 million after tax) was established at December 31, 1996 for the estimated losses expected to be realized with respect to this agreement. During the first nine months of 1997, actual MTBE purchase costs in excess of market prices were charged against the accrual.

     The Company guarantees the $51 million of outstanding debt of Radnor, which is due no later than February 2001. This debt is expected to be repaid by the end of 1998 with proceeds from the disposal of Radnor's remaining real estate portfolio (Note 3).

     Sun is subject to numerous federal, state and local laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities and at third-party or formerly-owned sites.

     Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 1997, Sun had been named as a PRP at 44 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

     Under various environmental laws, including RCRA, Sun has initiated corrective remedial action at Sun's facilities, formerly-owned facilities and third-party sites and could be required to undertake similar actions at various other sites. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

     Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                            At                At
                                       September 30       December 31
                                           1997              1996
                                       ------------       -----------
         Accrued liabilities              $ 54              $ 77
         Other deferred credits and
           liabilities                     160               150
                                          ----              ----
                                          $214              $227
                                          ====              ====

     Pretax charges against income for environmental remediation amounted to $3 and $23 million for the nine months ended September 30, 1997 and 1996, respectively. This $20 million decrease was largely attributable to the absence of an accrual for remediation activities associated with the reconfiguration of the Philadelphia refinery, which was recorded in the second quarter of 1996 (Note 4). Claims for recovery of environmental liabilities that are probable of realization totalled $4 million at September 30, 1997 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

     Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of Sun's liability at multi-party sites, if any, in light of the number, participation levels and financial viability of other parties.

     Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to

     Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sun's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at September 30, 1997. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flows or liquidity.

7.   Shareholders' Equity.

                                                  At            At
                                             September 30   December 31
                                                 1997          1996
                                             ------------   -----------
                                                 (Millions of Dollars)
     Cumulative preference stock - Series A,
      no par value                              $  730        $  748
     Common stock, par value $1 per share          131           130
     Capital in excess of par value              1,350         1,316
     Earnings employed in the business           1,430         1,284
                                                ------        ------
                                                 3,641         3,478
     Less common stock held in treasury,
       at cost                                   2,143         2,040
                                                ------        ------
     Total                                      $1,498        $1,438
                                                ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                    RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                      Nine Months Ended
                                         September 30
                                     ------------------
                                       1997      1996      Variance
                                       ----      ----      --------
                                           (Millions of Dollars)
Sun Northeast Refining                 $ 81      $(44)       $125

Sunoco Northeast Marketing               50         9          41

Sunoco Chemicals                         62        30          32

Sun Lubricants                            3        (7)         10

Sunoco MidAmerica Marketing &
  Refining                               43        (4)         47

Sunoco Logistics                         39        39          --

Sun Coal & Coke                          29        25           4

Corporate expenses                      (16)      (17)          1

Net financing expenses                  (36)      (35)         (1)

Real estate operations held
  for sale                               --        --          --

Sun International Production*            --        41         (41)
                                       ----      ----        ----
                                        255        37         218
Special Items:

  Gain on divestment of International
    Production business*                 --       125        (125)

  Provision for write-down of assets
   and other matters                    (21)      (53)         32
                                       ----      ----        ----
Consolidated net income                $234      $109        $125
                                       ====      ====        ====

----------------
*Sun completed the sale of its International Production business on September 30, 1996.

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the nine-month period ended September 30, 1997, Sun had net income of $234 million compared with net income of $109 million for the first nine months of 1996. Primary earnings per share were $2.76 in the first nine months of 1997 versus $1.02 per share in the nine months of 1996. On a fully diluted basis, which assumes the redemption of the preference shares for common stock during the first nine months of 1997, Sun earned $2.39 per share in the current nine-month period versus $1.02 per share in the year-ago period (see Note 5 to the condensed consolidated financial statements). Excluding the special items shown separately in the Earnings Profile of Sun Businesses, Sun earned $255 million in the first nine months of 1997 compared to income of $37 million in the first nine months of 1996.

Sun Northeast Refining -- The Sun Northeast Refining business earned $81 million in the first nine months of 1997 compared to a loss of $44 million in the first nine months of 1996. The improvement in operating results was due primarily to a decline in operating expenses ($44 million) and higher realized margins ($60 million) and sales volumes ($13 million) for wholesale fuel products. Wholesale gasoline margins were adversely impacted in the first nine months of 1996 by the Company's high cost of MTBE (a component of reformulated gasoline) relating to an existing off-take agreement (see Note 6 to the condensed consolidated financial statements). The increase in sales volumes reflects a significant improvement in production levels, particularly for high-value gasoline and distillate products, in part due to the successful turnaround and modernization of the 86,000 barrels-per-day fluid catalytic cracking unit at the Marcus Hook refinery completed in the latter part of 1996.

During the fourth quarter of 1996, Sun reconfigured its Philadelphia refinery to process only light, sweet crude oil and to cease asphalt production. Several redundant and/or unprofitable units were shut down as part of a continuing process to integrate the Point Breeze and Girard Point segments of the refinery. The reconfiguration to date has resulted in a substantial improvement in operating reliability and a reduction in the cost structure of the Philadelphia refinery.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $50 million in the current nine-month period versus $9 million in the first nine months of 1996. The increase in earnings was due to significantly higher average retail gasoline margins ($24 million) and lower expenses ($21 million), partially offset by the impact of 4 percent lower retail gasoline sales volumes ($5 million). Retail gasoline margins were adversely impacted in the first nine months of 1996 by the Company's high cost of MTBE.

Sunoco Chemicals -- Sunoco Chemicals earned $62 million in the first nine months of 1997 versus $30 million in the first nine months of 1996. The increase in earnings was primarily due to higher margins ($18 million) and sales volumes ($17 million), reflecting record production levels.

Sun Lubricants -- The Sun Lubricants business earned $3 million in the 1997 first nine months, compared to a loss of $7 million in the first nine months of 1996. The improved results were largely attributable to income from the Kendall/Amalie lubricants business acquired by Sun in November 1996 and the impact of improved operations at the Puerto Rico refinery as a result of the reconfiguration initiated in the first quarter of 1997. Partially offsetting these positive factors were lower base oil margins. The Puerto Rico refinery is now processing approximately 30,000 barrels per day of purchased intermediate feedstocks in lieu of crude oil. Prior to the reconfiguration, this facility had a crude oil processing capacity of 85,000 barrels per day. The changes made in the first quarter have significantly reduced fuels production at this refinery and are expected to reduce operating expenses by approximately $35 million pretax on an annualized basis while fully maintaining the lubricants manufacturing capabilities of the facility.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $43 million during the first nine months of 1997, compared to a loss of $4 million in the 1996 first nine months. The improved results were largely attributable to higher wholesale fuel ($26 million) and chemical ($7 million) margins, lower operating and administrative expenses ($10 million) and higher wholesale fuel sales volumes ($8 million), reflecting significantly higher refinery production. Partially offsetting these positive factors were lower retail gasoline margins ($6 million).

Sunoco Logistics -- Sunoco Logistics earned $39 million in the first nine months of 1997, the same as in the year-ago period. The favorable impact of higher throughput at the Nederland, Texas, crude oil terminal was offset by lower earnings from joint venture pipeline operations.

Sun Coal & Coke -- Sun Coal & Coke earned $29 million in the first nine months of 1997 versus $25 million in the first nine months of 1996. The increase in earnings was primarily due to higher margins for coke ($2 million) and improved results from Sun's steam coal operations in Kentucky ($1 million). Coal and cokemaking results included gains from divestments and insurance recoveries totalling approximately $2 million after tax in each nine-month period.

Sun International Production -- In the third quarter of 1996, Sun completed the sale of its International Production business for $278 million in cash which resulted in a $125 million after-tax gain. Operating income for this business unit totalled $41 million in the first nine months of 1996.

Provision for Write-Down of Assets and Other Matters -- During the first quarter of 1997, Sun established a $32 million pretax accrual ($21 million after tax) for employee termination benefits and related costs. The termination benefits are for approximately 320 employees to be involuntarily terminated. This complement reduction is expected to provide approximately $25 million of annualized pretax expense savings.

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

Analysis of Consolidated Statements of Income
---------------------------------------------

Sales and other operating revenue decreased $276 million, or 3 percent, principally due to lower revenues from resales of purchased crude oil ($504 million) and lower consumer excise taxes ($36 million), partially offset by higher refined product sales prices ($98 million) and volumes ($173 million). Cost of products sold and operating expenses decreased $586 million, or 9 percent, primarily due to lower resales of purchased crude oil ($504 million) and lower refinery operating expenses ($101 million), partially offset by higher crude oil and refined product costs ($45 million). Selling, general and administrative expenses decreased $48 million, or 11 percent, primarily due to lower expenses in Sun's refining and marketing operations, despite the inclusion in the first nine months of 1997 of expenses attributable to the Kendall/Amalie lubricants business acquired in November 1996. Consumer excise taxes decreased $36 million, or 3 percent, principally due to a decline in retail gasoline sales volumes.

                   RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                     Three Months Ended
                                         September 30
                                     ------------------
                                       1997      1996      Variance
                                       ----      ----      --------
                                           (Millions of Dollars)
Sun Northeast Refining                 $ 40      $(20)      $  60

Sunoco Northeast Marketing               13         3          10

Sunoco Chemicals                         21        12           9

Sun Lubricants                            9        (6)         15

Sunoco MidAmerica Marketing &
  Refining                               23        (5)         28

Sunoco Logistics                         12        13          (1)

Sun Coal & Coke                          11        10           1

Corporate expenses                       (6)       (6)         --

Net financing expenses                  (12)      (11)         (1)

Real estate operations held
  for sale                               --        (1)          1

Sun International Production*            --         3          (3)
                                       ----      ----        ----
                                        111        (8)        119

Special Item:

  Gain on divestment of International
   Production business*                  --       125        (125)
                                       ----      ----        ----
Consolidated net income                $111      $117        $ (6)
                                       ====      ====        ====

----------------
*Sun completed the sale of its International Production business on September 30, 1996.

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the three-month period ended September 30, 1997, Sun had net income of $111 million compared with net income of $117 million for the third quarter of 1996. Primary earnings per share were $1.38 in the third quarter of 1997 versus $1.44 per share in the third quarter of 1996. On a fully diluted basis, Sun earned $1.14 per share in the third quarter of 1997 versus $1.19 per share in the year-ago period. There were no special items recorded in the third quarter of 1997. Excluding the gain on divestment of the International Production business recorded in the third quarter of 1996, which is shown separately in the Earnings Profile of Sun Businesses, Sun had a loss of $8 million in the third quarter of 1996.

Sun Northeast Refining -- The Sun Northeast Refining business earned $40 million in the third quarter of 1997 versus a loss of $20 million in the third quarter of 1996. The increase in earnings was due primarily to a decline in operating expenses ($17 million) and higher realized margins ($41 million) and sales volumes ($5 million) for wholesale fuels products. The higher realized margins and sales volumes reflect an increase of almost 3 million barrels of high-value gasoline and distillate production at the Company's Northeast refineries, primarily in lieu of low-value asphalt production.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $13 million in the current quarter versus income of $3 million in the third quarter of 1996. The increase in earnings was primarily due to a decline in marketing and administrative expenses ($9 million).

Sunoco Chemicals -- Sunoco Chemicals earned $21 million in the third quarter of 1997 versus $12 million in the third quarter of 1996. The increase in earnings was due to higher margins ($4 million) resulting from product upgrades and to an increase in sales volumes ($5 million) reflecting continued excellent operations. Total petrochemical production for the third quarter of 1997 was approximately 2.3 million barrels (24,700 barrels per day), an increase of 22 percent from the third quarter of 1996. Production of higher-valued polymer-grade propylene exceeded 1.0 million barrels for the quarter, almost double third-quarter 1996 levels.

Sun Lubricants -- The Sun Lubricants business earned $9 million in the 1997 third quarter, compared to a loss of $6 million in the 1996 third quarter. The improvement in operating results was due, in part, to the positive impact of the reconfiguration initiated at the Puerto Rico refinery in the first quarter of 1997. Also contributing to the improvement were higher margins for value-added Sunoco and Kendall branded lubricants and higher wholesale gasoline margins. Partially offsetting these positive factors were lower base oil margins.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $23 million during the 1997 third quarter, compared to a loss of $5 million in the 1996 third quarter. The improved results were largely attributable to higher wholesale fuel ($18 million) and chemical

($3 million) margins, lower operating and administrative expenses ($6 million) and higher wholesale fuel sales volumes ($3 million), reflecting significantly higher production. Input to the crude units at the Toledo refinery averaged 133,800 barrels per day, or 107 percent of rated capacity, in the current quarter versus 131,100 barrels per day in the third quarter of 1996. Partially offsetting these positive factors were lower retail gasoline margins ($2 million).

Sun Coal & Coke -- Sun Coal & Coke earned $11 million in the third quarter of 1997 versus $10 million in the third quarter of 1996. The increase in earnings was largely due to lower operating costs and improved yields from Sun's cokemaking operations. Coal and cokemaking results include gains from divestments and insurance recoveries totalling approximately $2 million after tax in each third quarter.

Sun International Production -- In the third quarter of 1996, Sun completed the sale of its International Production business for $278 million in cash which resulted in a $125 million after-tax gain. Operating income for this business unit totalled $3 million for the third quarter of 1996.

Analysis of Consolidated Statements of Income
---------------------------------------------

Sales and other operating revenue decreased $240 million, or 8 percent, principally due to lower revenues from resales of purchased crude oil ($262 million) and lower refined product sales prices ($32 million), partially offset by higher refined product sales volumes ($59 million). Cost of products sold and operating expenses decreased $396 million, or 18 percent, primarily due to lower resales of purchased crude oil ($262 million), lower crude oil and refined product costs ($91 million) and lower refinery operating expenses ($32 million). Selling, general and administrative expenses decreased $30 million, or 19 percent, primarily due to lower expenses in Sun's refining and marketing operations despite the inclusion in the third quarter of 1997 of expenses attributable to the Kendall/Amalie lubricants business acquired in November 1996.

                            FINANCIAL CONDITION

Cash and Working Capital
------------------------

At September 30, 1997, Sun had cash and cash equivalents of $66 million compared to $67 million at December 31, 1996, and had a working capital deficit of $111 million compared to a working capital deficit of $282 million at December 31, 1996. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds the carrying value at September 30, 1997 by approximately $555 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital provide adequate support for ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first nine months of 1997, Sun's net cash provided by operating activities ("cash generation") was $293 million compared to $203 million in the first nine months of 1996. The $90 million increase in cash generation was largely due to an increase in income before special items, partially offset by an increase in working capital uses pertaining to operating activities and a reduction in net cash flows from discontinued operating activities.

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

The Company has a $500 million revolving credit agreement ("Agreement") with commercial banks that provides access to short-term financing through September 2002. The Company can borrow directly from the participating banks under this Agreement or use it to support commercial paper issued by Sun. Under the terms of the Agreement, Sun is required, among other things, to maintain consolidated net worth of at least $1.0 billion. The Company also has access to short-term financing under non-committed money market facilities.

At September 30, 1997 and December 31, 1996, there were no amounts outstanding related to the above short-term borrowing arrangements. The following table sets forth amounts outstanding related to Sun's other borrowings as of these dates (in millions of dollars):

                                            At                At
                                        September 30     December 31
                                           1997              1996
                                        ------------     -----------
Current portion of long-term debt          $ 58               $ 54
Long-term debt                              830                835
                                           ----               ----
Total borrowings                           $888               $889
                                           ====               ====


Sun's debt-to-capital ratio was 37.2 percent at September 30, 1997 compared to 38.2 percent at December 31, 1996. Management believes there is sufficient borrowing capacity available to provide for Sun's future cash requirements. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sun's unused financial capacity.


                     SHARE REDEMPTION AND REPURCHASES

During the third quarter of 1995, Sun exchanged 25 million "depositary shares" for an equal number of shares of its common stock in a tax-free transaction. Each depositary share represents ownership of one-half share of the Company's Series A cumulative preference stock. The outstanding depositary shares are redeemable at any time by the Company, in whole or in part, for common stock at a value initially equal to $42.39976 per depositary share at June 12, 1995, declining ratably to $40.13332 on April 12, 1998 and equal to $40.00 thereafter through June 11, 1998. As of November 5, 1997, the Call Price was $40.48217 per depositary share. After June 11, 1998, the Company can redeem the depositary shares with common shares on a one-for-one basis. The closing price for Sun common stock was $40.00 on November 5, 1997. If Sun were to do a partial redemption of depositary shares, it would be done on a pro rata basis. The Company currently intends to redeem all of the outstanding depositary shares no later than June 12, 1998.

During the second quarter of 1997, the Company repurchased 498,881 shares of its common stock and 273,300 of its depositary shares on the open market for $21 million. These purchases completed a program begun in the third quarter of 1995 to purchase $100 million of Company stock in the open market or through privately negotiated transactions. On July 3, 1997, the Company's Board of Directors ("Board") approved a successor program authorizing the repurchase of an additional $150 million of Company stock. Pursuant to this program, during the third quarter of 1997, the Company repurchased 2,308,547 shares of common stock and 317,200 depositary shares on the open market for $101 million. In the fourth quarter of 1997, the remaining $49 million available under this program was utilized to repurchase an additional 1,056,781 shares of common stock and 216,300 depositary shares on the open market. On November 6, 1997, the Board approved a new $150 million share repurchase program, which will enable the Company to purchase its stock from time to time in the open market or through privately negotiated transactions, subject to prevailing market conditions.


FORWARD-LOOKING STATEMENTS

Those statements in the foregoing report that are not historical in nature should be deemed forward-looking statements within the meaning of, and are intended to be covered by, the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. Although Sun believes that the assumptions underlying these statements are reasonable, investors are cautioned that such forward-looking statements are inherently uncertain and deal with risks that may affect Sun's business prospects and performance, causing actual results to differ materially from those discussed in the foregoing report.

Such risks and uncertainties include, by way of example and not of limitation: changes in industry-wide refining margins, changes in crude oil and other raw material costs, and world and regional events that could significantly increase volatility in the marketplace. Sun's crude oil supply could be affected by factors beyond its control, such as embargoes, the continued discovery and production of light sweet crude oil, or military conflicts between (or internal instability in) one or more oil-producing countries. Sun's business is also affected by the continued availability of debt and equity financing, changes in labor relations, general economic conditions (including recessionary trends, inflation and interest rates), market supply and demand for Sun's products, the reliability and efficiency of Sun's operating facilities, the level of operating expenses and hazards common to operating facilities (including equipment malfunction; plant construction/repair delays, explosions, fires, oil spills and severe weather effects), actions taken by competitors, (including both pricing and expansion and retirement of refinery capacity in response to market conditions), and civil, criminal, regulatory or administrative actions, claims or proceedings (including domestic and international political, legislative, regulatory and legal actions, such as restrictions on production, restrictions on imports and exports, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights and regulations dealing with protection of the environment including gasoline composition and characteristics). Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements.

                                  PART II
                             OTHER INFORMATION

Item 1.   Legal Proceedings

     Many legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sun at September 30, 1997.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     12 - Statement re Sun Company, Inc. and Subsidiaries Computation of
          Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 1997.

     27 - Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

     On July 8, 1997, a report on Form 8-K was filed to disclose under Item 5 -- "Other Events" and Item 7 -- "Financial Statements and Exhibits," an amendment to the shareholder rights agreement between Sun Company, Inc. and First Chicago Trust Company of New York dated as of February 1, 1996.

     On October 15, 1997, a report on Form 8-K was filed to disclose under
     Item 5 -- "Other Events" and Item 7 -- "Financial Statements and Exhibits," a press release issued by the Company on October 14, 1997 projecting an increase in third quarter 1997 operating income and reporting the results of a previously announced share repurchase program.

                              **************

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

DATE November 6, 1997