Form 10-K
period 1997-12-31
SUN CO INC
filed 1998-03-06
CIK 95304

                                     1997
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-6841

                               SUN COMPANY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             PENNSYLVANIA                            23-1743282
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

            TEN PENN CENTER                          19103-1699
 1801 MARKET STREET, PHILADELPHIA, PA                (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (215) 977-3000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                         NAME OF EACH
              TITLE OF EACH CLASS                EXCHANGE ON WHICH REGISTERED
              -------------------                ----------------------------
Depositary Shares, each share representing One-  New York Stock Exchange
 Half of a Share of Series A Cumulative
 Preference Stock, no par value
Common Stock, $1 par value                       New York Stock Exchange
                                                 Philadelphia Stock
                                                 Exchange
Convertible Subordinated Debentures 6 3/4%,  Due New York Stock Exchange
 June 15, 2012
Sinking Fund Debentures 9 3/8%, Due June 1,      New York Stock Exchange
 2016
Notes 7.95%, Due December 15, 2001               New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. [X]
  At January 30, 1998, the aggregate market value of voting stock held by nonaffiliates was $3,574 million.
  At January 30, 1998, there were 70,753,859 shares of Common Stock, $1 par value and 12,043,130 shares of Cumulative Preference Stock--Series A, no par value, outstanding.
  Selected portions of the Sun Company, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 1997 are incorporated by reference in Parts I, II and IV of this Form 10-K.
  Selected portions of the Sun Company, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report to Shareholders for a discussion of the factors which could cause actual results to differ materially from those projected in such statements.

GENERAL

  Sun Company, Inc.* was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1801 Market Street, Philadelphia, PA 19103-1699, and its telephone number is (215) 977-3000.

  The Company, through its subsidiaries, is principally a petroleum refiner and marketer with interests in cokemaking and coal mining. Sun's petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and petrochemicals, and the transportation of crude oil and refined products. These operations are conducted principally in the eastern half of the United States. Sun's cokemaking and coal mining operations are conducted in Virginia, Indiana and Kentucky. Sun also has an investment in real estate operations in the United States which is subject to a plan of disposition.

  The Company's operations are organized into seven business units plus a holding company and a shared services organization. The accompanying discussion of the Company's business and properties reflects this organizational structure. For additional information regarding these business units, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report to Shareholders. Additional business segment information is presented in Note 18 to the Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders.

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

--------
*In this report, the terms "Company" and "Sun" are used interchangeably to mean
 Sun Company, Inc. or collectively, Sun Company, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships. References in this Annual Report on Form 10-K to material in the Company's 1997 Annual Report to Shareholders and in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

  The following table sets forth certain consolidated information concerning Sun's refining and marketing operations (in thousands of barrels daily). Additional information is set forth on page 60 in the Company's 1997 Annual Report to Shareholders.

  Products Manufactured

                                                                    1997   1996
                                                                    -----  -----
   Crude Unit Capacity............................................. 692.0* 777.0
                                                                    =====  =====
   Input to Crude Units............................................ 696.0* 721.0
                                                                    =====  =====
   Products Manufactured:
    Gasoline....................................................... 348.8  339.7
    Middle Distillates............................................. 224.8  206.5
    Residual Fuel..................................................  67.9   67.3
    Petrochemicals.................................................  34.8   29.7
    Lubricants.....................................................  22.0   21.2
    Asphalt**......................................................    --   16.2
    Other..........................................................  67.4   70.4
                                                                    -----  -----
                                                                    765.7  751.0
                                                                    =====  =====

--------
 *Sun's crude unit capacity decreased 85 thousand barrels per day in the first quarter of 1997 in connection with a project to reconfigure the Puerto Rico refinery to process reduced crude oil instead of conventional crude oil. Reduced crude oil, which amounted to approximately 30,000 barrels per day at the Puerto Rico refinery, is excluded from the input to crude units in the table above (see "Sun Lubricants" below). Effective January 1, 1998, Sun's crude oil processing capacity increased 5 thousand barrels per day due to an increase at the Toledo refinery.
**Sun ceased producing asphalt in December 1996.

  Supply and Distribution

  Sun's crude oil requirements during the 1995-97 period were met largely by purchases from foreign national oil companies, independent exploration and production companies, integrated oil companies, crude oil trading companies and major international financial institutions. There is an ample supply of crude oil available to meet worldwide refining needs, and Sun has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Sun's refineries processed approximately 80 percent light sweet crude oil during 1997. The Company believes that ample supplies of light sweet crude oil will continue to be available. The following table sets forth the net sources of crude oil for Sun's refineries (in percentages):

                                                                       1997 1996
                                                                       ---- ----
   Africa.............................................................  53   41
   United States......................................................  20   20
   North Sea..........................................................  16   21
   Canada.............................................................   7    7
   South and Central America..........................................   2    7
   Arabian Gulf.......................................................   1    4
   Russia.............................................................   1   --
                                                                       ---  ---
                                                                       100  100
                                                                       ===  ===

  The following table sets forth summary information concerning the supply and distribution of crude oil and refined products at Sun's refineries (in thousands of barrels daily):

                                                                   1997   1996
                                                                   -----  -----
   Supply:
    Crude oil purchases........................................... 701.7* 686.1
    Crude oil inventory change....................................    .4    5.3
    Refined product purchases (including feedstocks).............. 116.3  120.8
                                                                   -----  -----
                                                                   818.4  812.2
                                                                   =====  =====
   Distribution:
    Refined product sales......................................... 809.6  794.8
    Refined product inventory change..............................  (4.0)  (2.8)
    Internal consumption and other................................  12.8   20.2
                                                                   -----  -----
                                                                   818.4  812.2
                                                                   =====  =====

--------
*Includes purchases of reduced crude oil.

  Refined Product Sales

  Sun sells fuels through retail and wholesale channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Sun's consolidated refined product sales (in thousands of barrels daily):

                                                                     1997  1996
                                                                     ----- -----
   Gasoline:
    Wholesale....................................................... 170.2 167.0
    Retail.......................................................... 201.8 205.7
   Middle Distillates............................................... 248.8 219.9
   Residual Fuel....................................................  80.1  82.4
   Petrochemicals...................................................  35.2  31.5
   Lubricants.......................................................  25.1  23.9
   Asphalt..........................................................    --  18.3
   Other............................................................  48.4  46.1
                                                                     ----- -----
                                                                     809.6 794.8
                                                                     ===== =====

  As of December 31, 1997 and 1996, branded fuels sales were made through 3,789 and 3,806 retail gasoline outlets, respectively. Of these outlets, 376 were Company operated at December 31, 1997.

  The following is a discussion of the six business units which comprise Sun's refining and marketing operations.

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

  The following table sets forth information concerning operations at Sun's Marcus Hook and Philadelphia refineries (in thousands of barrels daily):

                                        1997                              1996
                          --------------------------------- ---------------------------------
                                                   TOTAL                             TOTAL
                           MARCUS  PHILADELPHIA, NORTHEAST   MARCUS  PHILADELPHIA, NORTHEAST
                          HOOK, PA      PA       REFINERIES HOOK, PA      PA       REFINERIES
                          -------- ------------- ---------- -------- ------------- ----------
Crude Unit Capacity.....   175.0       307.0       482.0     175.0       307.0       482.0
                           =====       =====       =====     =====       =====       =====
Input to Crude Units....   165.7       314.4       480.1     151.5       295.9       447.4
                           =====       =====       =====     =====       =====       =====
Conversion Capacity*....    86.0       105.0       191.0      86.0       105.0**     191.0
                           =====       =====       =====     =====       =====       =====
Conversion Capacity Uti-
 lized..................    88.7        94.7       183.4      65.3        86.6**     151.9
                           =====       =====       =====     =====       =====       =====
Products Manufactured:
 Gasoline...............    88.4       154.1       242.5      83.6       147.6       231.2
 Middle Distillates.....    65.3       103.6       168.9      54.3        85.0       139.3
 Residual Fuel..........    10.7        42.6        53.3      11.1        38.4        49.5
 Petrochemical
  Feedstocks***.........    18.7         5.4        24.1      11.9         7.0        18.9
 Asphalt+...............      --          --          --        --        13.7        13.7
 Other..................    16.0        23.8        39.8      12.9        26.3        39.2
                           -----       -----       -----     -----       -----       -----
                           199.1       329.5       528.6     173.8       318.0       491.8
                           =====       =====       =====     =====       =====       =====

--------
  *Represents Sun's capacity to upgrade low-value petroleum products into higher-value products through catalytic cracking and hydrocracking processes.
 **In December 1996, Sun mothballed a 28 thousand barrels-per-day hydrocracker unit as part of the Philadelphia refinery reconfiguration. This unit, which was utilized at approximately 23 thousand barrels-per-day during 1996, has been excluded from the conversion capacity and utilization amounts in the above table.
***Petrochemical feedstocks are utilized by the Sunoco Chemicals business to produce petrochemicals at these facilities. (See "Sunoco Chemicals" below.) +Sun ceased producing asphalt in December 1996.

  During the fourth quarter of 1996, Sun reconfigured the Philadelphia refinery to process only sweet crude oil and to cease asphalt production. With this change, Sun's Philadelphia and Marcus Hook refineries now process predominantly light sweet crude oils, which have been supplied from foreign sources. Previously, the Point Breeze facility processed a substantial quantity of heavy sour crude oil and purchased gas oils. The reconfiguration continues the integration of the Point Breeze and Girard Point facilities at the Philadelphia refinery and resulted in the elimination of approximately 125 positions (both employees and independent contractors) and the shutdown or mothballing of redundant and/or unprofitable processing units. These units consisted of a reformer, a sulfur plant, a hydrocracker, a hydrogen plant and asphalt and alkylation units. The reconfiguration to date has resulted in a substantial improvement in the efficiency, flexibility and reliability of the Philadelphia refinery and in a reduction in its overall cost structure. Sun continues to implement other infrastructure consolidation opportunities at this facility.

  The reconfiguration and extensive refinery maintenance turnarounds completed during the 1996-97 period resulted in higher overall production for Sun Northeast Refining in 1997. Record levels of high-value gasoline, middle distillates and petrochemical feedstock production more than offset the elimination of low-value asphalt production.

  The following table sets forth information concerning the crude oil purchased during 1997 for processing at the Marcus Hook and Philadelphia refineries (in thousands of barrels daily):

                                                                        TOTAL
                                                MARCUS  PHILADELPHIA, NORTHEAST
                                               HOOK, PA      PA       REFINERIES
                                               -------- ------------- ----------
   Crude Type:
    North Sea.................................   94.8         8.3       103.1
    West African Light........................   39.1       203.2       242.3
    West African Heavy........................   19.5       101.3       120.8
    South American Light......................   12.0          .9        12.9
                                                -----       -----       -----
                                                165.4       313.7       479.1
                                                =====       =====       =====

  Sun's Philadelphia and Marcus Hook refineries are connected by pipeline, barge, truck and rail. The inter-refinery pipeline allows transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks. Finished products are delivered to customers via Sun's pipeline and terminal network, third-party pipelines and barges.

  Total fuels products sold to third parties at wholesale by Sun Northeast Refining in 1997 were 358.4 thousand barrels daily compared to 322.2 thousand barrels daily in 1996. Sales to other Sun business units by Sun Northeast Refining (primarily gasoline, middle distillates and chemical feedstocks) totalled 182.9 thousand barrels daily in 1997 versus 188.3 thousand barrels daily in 1996.

  Environmental laws require Sun to make significant expenditures at its refineries of both a capital and expense nature. During the 1995-97 period, approximately $59 million was spent for environmental capital projects and compliance activities at Sun's northeast refineries. In addition, the Company continues to comply with the reformulated gasoline regulations set forth in the Clean Air Act of 1990, as amended (the "Clean Air Act") and expects to implement the next phases of these regulations in 1998 and 2000 with modest capital investment.

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

  The following table sets forth Sun's retail gasoline outlets in the New England and Mid-Atlantic states at December 31, 1997 and 1996:

                                                                    1997  1996*
                                                                    ----- -----
   Direct outlets:
    Company owned or leased:
     Company-operated:
      Traditional..................................................   124   128
      APlus(R) convenience stores..................................   154   168
                                                                    ----- -----
                                                                      278   296
     Dealer-operated:
      Traditional..................................................   351   344
      APlus(R) convenience stores..................................   250   240
      Ultra(R) Service Centers.....................................   239   249
                                                                    ----- -----
                                                                      840   833
    Total Company owned or leased**................................ 1,118 1,129
    Dealer owned***................................................   373   397
                                                                    ----- -----
   Total direct outlets............................................ 1,491 1,526
   Distributor outlets............................................. 1,330 1,354
                                                                    ----- -----
                                                                    2,821 2,880
                                                                    ===== =====

--------
  *Reclassified to conform to the 1997 presentation.
 **Gasoline throughput per Company owned or leased outlet averaged 98.7 and
   103.1 thousands of gallons monthly during 1997 and 1996, respectively. ***Primarily traditional outlets.

  Sunoco Northeast Marketing's portfolio of outlets is designed to provide optimal profit potential in each of its marketing areas. These sites differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

  Direct outlets are sites at which fuel products are delivered directly to the site. Investment in the property, through ownership or lease, may be held by either the Company or an independent dealer. These sites may be traditional locations that sell almost exclusively fuel products or may include APlus(R) convenience stores or Ultra(R) Service Centers that provide state-of-the-art automotive diagnosis and repair. Included among Sunoco Northeast Marketing's outlets at December 31, 1997 were 55 outlets on limited access highways in Pennsylvania, New Jersey, New York and Maryland. Of these outlets, 37 were company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

  Distributor outlets are sites in which the distributor takes delivery at a terminal where Sunoco(R) products are available. Although these sites market under the Sunoco(R) brand, Sun does not own or operate these retail locations.

  Sun's APlus(R) convenience stores are located principally in Pennsylvania, New York and Massachusetts. These stores supplement sales of fuel products with a broad mix of high-margin merchandise such as groceries, health and beauty aids, fast foods and beverages. Sunoco Northeast Marketing is also adding to its one-stop shopping concept at selected sites by partnering with various fast food chains. The following table sets forth information concerning Sun's convenience store locations in the Northeast:

                                                                     1997  1996
                                                                     ----- -----
   Number of stores (Company operated and dealer operated)..........   404   408
   Merchandise sales (M$/store/month)............................... $47.8 $44.9
   Merchandise margin (% of sales).................................. 29.3% 27.4%

  Sunoco Northeast Marketing offers four grades of gasoline at its retail locations, consisting of the highest octane premium gasoline commercially available in the United States (Ultra(R) 94) and 93, 89 and 87 octanes. Branded fuels sales by Sunoco Northeast Marketing averaged 169.6 thousand barrels daily in 1997 compared to 175.2 thousand barrels daily in 1996. Premium gasoline accounted for approximately 24 percent of Sun's retail gasoline sales in the Northeast in 1997.

  In 1997, excluding environmental outlays, capital expenditures for branded marketing activities in the Northeast totalled $43 million. Most of these outlays were to upgrade and modernize the retail service station network. These efforts are designed to improve appearances and to create a uniform look easily recognizable by customers. Exterior improvements generally include the installation of new price signs, lighting and canopies over the gasoline dispensing areas. Sunoco Northeast Marketing also continued the expansion of its pay-at-the-pump program in 1997 with the installation of CardMatic(R), its credit card activated gasoline dispensing system, at 131 additional high-volume service stations. This brings the total number of outlets offering this convenience to 1,226, or 43 percent of total retail marketing outlets in the Northeast. Environmental capital spending totalled $3 million during 1997, largely for the ongoing underground storage tank replacement program and for tank top upgrades. At December 31, 1997, the tank replacement program was substantially complete.

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

  The following table sets forth information concerning petrochemicals production by Sunoco Chemicals (in thousands of barrels daily):

                                                                    PRODUCTION
                                                    CAPACITY AT     -----------
                                                 DECEMBER 31, 1997* 1997  1996
                                                 -----------------  ----- -----
   Benzene**....................................        1.5            .9    .6
   Toluene......................................        2.0           1.5   1.0
   Xylene.......................................         .5            .5    .5
   Cumene.......................................        4.5           5.2   4.3
   Cyclohexane..................................        2.5           2.1   1.4
                                                       ----         ----- -----
     Total Aromatics............................       11.0          10.2   7.8
   Ethylene.....................................        1.7           1.2   1.1
   Ethylene oxide...............................        1.8           1.7   1.4
   Propylene:
    Polymer-grade***............................       10.5          10.6   5.3
    Refinery-grade..............................         .5            .4   1.8
                                                       ----         ----- -----
     Total Olefins..............................       14.5          13.9   9.6
   Other........................................         --            --   1.5+
                                                       ----         ----- -----
     Total Petrochemicals.......................       25.5          24.1  18.9
                                                       ====         ===== =====

--------
  *Reflected on a calendar-day basis.
 **Excludes benzene production utilized in the manufacture of cumene and cyclohexane.
***Reflects an increase of 4,500 barrels daily in production capacity in the fourth quarter of 1996 as a result of the expansion of the propylene unit at the Marcus Hook refinery.
  +Consists of refining by-products, principally carbon dioxide and sulfur. In
   December 1996, Sun ceased producing these by-products in connection with the reconfiguration of the Philadelphia refinery.

  Sun's petrochemical products are distributed and sold on a worldwide basis. Sales of petrochemicals to third parties by Sunoco Chemicals totalled 24.4 thousand barrels daily in 1997 versus 20.2 thousand barrels daily in 1996, a 21 percent increase. The record levels of both sales and production volumes in 1997 were largely a result of successful refinery maintenance turnarounds completed in the 1996-97 period at the Philadelphia and Marcus Hook refineries and the expansion of polymer-grade propylene production capacity at the Marcus Hook refinery (see below).

  Sales volumes during 1997 were distributed through the following channels:

  . Benzene and Benzene Derivatives (including Cyclohexane and Cumene)--
    Customers for these products are large manufacturers of fibers and polymers who buy a significant percentage of their requirements from Sunoco Chemicals under long-term contracts;

  . Bulk Toluene and Xylenes--Buyers generally procure large volumes for fibers, film and urethane products. These sales are made in both the contract and spot markets and tend to be international in scope;

  . Solvents--Customers and distributors take individually small volumes for paints, coatings, solvents and a variety of specialty applications;

  . Propylene--Sales are primarily made pursuant to a long-term contract to a large customer who manufactures polypropylene; and

  . Specialty Ethylene and Ethylene Oxide--Sales are primarily to intermediate-size specialty chemical companies that make diverse products such as surfactants, co-polymer resins and emulsions, and additives.

  During the fourth quarter of 1996, Sunoco Chemicals completed a project to expand its polymer-grade propylene production capacity and delivery systems at the Marcus Hook refinery from 400 to 700 million pounds per year (6,000 to 10,500 barrels per day). Most of Sunoco Chemicals' polymer-grade propylene production is sold pursuant to a long-term supply agreement with Epsilon Products Co., a polypropylene manufacturer, which also completed a major expansion of its production facilities in late 1996.

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

  Base oils are sold to domestic and international customers who manufacture their own finished transportation and industrial lubricants. Sun Lubricants also upgrades a significant portion of its base oil production into specialty oils at its blending and packaging facilities. Blending and packaging operations are conducted principally at lube service centers located at the Marcus Hook and Tulsa refineries.

  Specialty oil production is comprised principally of transportation and industrial lubricants. Sun Lubricants also produces other specialty lube products such as horticultural and agricultural oils, aromatic and paraffinic rubber oils, paper defoamer oils, asphalt recycling extracts, textile oils and finished waxes. These finished products are marketed under the Sunoco(R), Kendall(R) and Archer(R) brand labels directly by Sun or through distributors to a wide variety of domestic and foreign customers.

  The following table sets forth information concerning operations at Sun's Tulsa and Puerto Rico refineries (in thousands of barrels daily):

                                              1997                 1996
                                       -------------------- --------------------
                                       TULSA   PUERTO       TULSA   PUERTO
                                        OK     RICO*  TOTAL  OK      RICO  TOTAL
                                       -----   ------ ----- -----   ------ -----
Crude Unit Capacity................... 85.0       --   85.0 85.0     85.0  170.0
                                       ====     ====  ===== ====     ====  =====
Input to Crude Units.................. 82.9       --   82.9 85.0     63.1  148.1
                                       ====     ====  ===== ====     ====  =====
Base Oil Lubes Capacity...............  8.1      9.3   17.4  8.1      9.3   17.4
                                       ====     ====  ===== ====     ====  =====
Products Manufactured:
 Lubricants:
  Base Oils...........................  8.1      7.8   15.9  7.9      8.1   16.0
  Waxes and Other Lubricants..........  2.4      3.7    6.1  2.2      3.0    5.2
 Gasoline............................. 17.0       .5   17.5 16.5      8.7   25.2
 Middle Distillates................... 27.0      4.5   31.5 27.6     19.1   46.7
 Residual Fuel........................   .1     11.0   11.1   --     14.1   14.1
 Other................................ 25.2**    5.4   30.6 28.5**    9.9   38.4
                                       ----     ----  ----- ----     ----  -----
                                       79.8     32.9  112.7 82.7     62.9  145.6
                                       ====     ====  ===== ====     ====  =====

--------
 *The crude unit at the Puerto Rico refinery was shut down on March 6, 1997 in connection with the project to reconfigure this refinery to process reduced crude oil instead of conventional crude oil. During the 65-day period in 1997 when the crude unit was operational, input to the unit totalled 50.8 thousand barrels daily. The crude inputs prior to March 6, 1997 and the approximately 30,000 barrels per day of reduced crude oil processed at this facility after the reconfiguration are excluded from the 1997 amounts in the table above (see below).
**Includes 20.7 and 23.2 thousand barrels daily in 1997 and 1996, respectively, of "lubes-extracted" feedstocks which are transported to the Toledo refinery for further processing or are sold to third parties.

  In the first quarter of 1997, Sun Lubricants initiated the reconfiguration of the Puerto Rico refinery to eliminate the processing of conventional crude oil and to process, instead, approximately 30,000 barrels per day of reduced crude oil. This change significantly reduced the amount of unprofitable fuels produced at this refinery while fully maintaining the volume and quality of lubricants production. As a result, the atmospheric crude tower, the gas oil desulfurizer and the gasoline reformer were shut down and approximately 100 positions were eliminated. The streamlining of the Puerto Rico refining operation has improved operating efficiency, lowered fixed costs and reduced ongoing capital spending and working capital requirements. In 1998, Sun will continue to focus on enhancing productivity at this facility.

  In November 1996, Sun Lubricants acquired the Kendall lubricants blending, packaging and marketing business. This acquisition has increased the amount of base oil production upgraded into transportation lubricants at Sun facilities and has enabled Sun Lubricants to increase its specialty oil lubricants sales. Kendall sales, which totalled 2.9 thousand barrels per day in 1997, are made primarily through supply contracts with more than 300 distributors in the United States.

  Sales of specialty oil lubricant products totalled 11.7 thousand barrels daily in 1997 versus 9.3 thousand barrels daily in 1996 while sales of base oils, waxes and other lubricants totalled 13.4 thousand barrels daily in 1997 versus 14.6 thousand barrels daily in 1996. The 26 percent increase in specialty oil sales reflects the Kendall acquisition and an expansion in Sun Lubricants' contract customer base and volumes. The 8 percent decrease in base oil, waxes and other lubricant sales reflects planned reductions in contract and spot base oil sales concurrent with the increased usage of produced base oils in Sunoco(R) and Kendall(R) brand specialty oils. Fuels sold to third parties from the Tulsa and Puerto Rico refineries totalled 93.2 thousand barrels per day in 1997 compared to 124.3 thousand barrels per day in 1996. The 25 percent decline in wholesale fuels sales reflects the Company's strategy to significantly reduce fuels production at the Puerto Rico refinery.

  The following table sets forth information concerning the feedstocks purchased during 1997 for processing at the Tulsa and Puerto Rico refineries (in thousands of barrels daily):

                                                              TULSA PUERTO
                                                               OK    RICO  TOTAL
                                                              ----- ------ -----
   Feedstock Type:
    West Texas Intermediate.................................. 79.3     --   79.3
    Reduced Crude Oil........................................   --   27.6   27.6
    Other....................................................   --    3.6    3.6
                                                              ----   ----  -----
                                                              79.3   31.2  110.5
                                                              ====   ====  =====

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

 Retail Marketing

  Sunoco MidAmerica markets, through direct and distributor channels, five grades of retail gasoline products under the Sunoco(R) brand ranging from Ultra(R) 94 to an 86 octane grade of gasoline. These outlets are located in Indiana, Kentucky, Michigan, Ohio and West Virginia with the strongest market presence in Michigan and Ohio. Sunoco MidAmerica is also the sole supplier to all 16 gasoline outlets on the Ohio turnpike.

  The following table sets forth Sun's retail gasoline outlets in the Midwest at December 31, 1997 and 1996:

                                                                       1997 1996
                                                                       ---- ----
   Direct outlets:
    Company owned or leased:
     Company-operated:
      Traditional.....................................................  19   22
      Sunoco Food Market(R) convenience stores........................  79   88
                                                                       ---  ---
                                                                        98  110
     Dealer-operated:
      Traditional.....................................................  77   57
      Sunoco Food Market(R) convenience stores........................  26   22
      Ultra(R) Service Centers........................................  15   48
                                                                       ---  ---
                                                                       118  127
    Total Company owned or leased..................................... 216  237
    Dealer owned*..................................................... 126  138
                                                                       ---  ---
   Total direct outlets............................................... 342  375
   Distributor outlets................................................ 626  551
                                                                       ---  ---
                                                                       968  926
                                                                       ===  ===

--------
*Primarily traditional outlets.

  Branded fuels sales averaged 54.1 thousand barrels daily in 1997 compared to
51.0 thousand barrels daily in 1996. Premium gasoline accounted for approximately 22 percent of Sun's retail gasoline sales in the Midwest in 1997. As part of the strategy to increase the overall level of branded gasoline sales, primarily through the distributor channel, in 1996 and 1997, Sunoco MidAmerica entered into numerous supply agreements. These supply agreements contributed to the increase in retail gasoline volumes sold by Sunoco MidAmerica in 1997. Sales under these agreements are expected to increase further in 1998, in part due to an expected increase in the number of outlets rebranding to Sunoco(R) pursuant to these agreements. Sunoco MidAmerica also expects to increase branded sales in 1998 by increasing the volumes sold through its current direct outlets and by obtaining new direct locations.

  The following table sets forth information concerning Sun's convenience stores in the Midwest:

                                                                     1997  1996
                                                                     ----- -----
   Number of stores (Company operated and dealer operated)..........   105   110
   Merchandise sales (M$/store/month)............................... $43.0 $39.8
   Merchandise margin (% of sales).................................. 30.6% 28.7%

 Refining and Wholesale Marketing

  The following table sets forth information concerning operations at Sun's Toledo refinery (in thousands of barrels daily):

                                                                    1997   1996
                                                                    -----  -----
   Crude Unit Capacity............................................. 125.0* 125.0
                                                                    =====  =====
   Input to Crude Units............................................ 133.0  125.5
                                                                    =====  =====
   Conversion Capacity.............................................  86.0   86.0
                                                                    =====  =====
   Conversion Capacity Utilized....................................  83.1   77.4
                                                                    =====  =====
   Products Manufactured:
    Gasoline.......................................................  88.8   83.3
    Middle Distillates.............................................  24.4   20.5
    Residual Fuel..................................................   3.5    3.7
    Petrochemicals.................................................  10.7   10.8
    Other..........................................................  17.7   18.5
                                                                    -----  -----
                                                                    145.1  136.8
                                                                    =====  =====

--------
*Effective January 1, 1998, the rated capacity of the crude unit at the Toledo refinery increased to 130 thousand barrels daily.

  Fuels products sold at wholesale to third parties from Sun's Toledo refinery in 1997 averaged 74.0 thousand barrels daily compared to 66.7 thousand barrels daily in 1996. Sales of petrochemicals to third parties by Sunoco MidAmerica totalled 10.8 thousand barrels daily in 1997 versus 11.3 thousand barrels daily in 1996.

  Sun's Toledo refinery is a relatively complex, high conversion refinery that refines predominantly light, low-sulfur crude oil. The following table sets forth information concerning the feedstocks purchased during 1997 for processing at this facility (in thousands of barrels daily):

   Crude Type:
    West Texas Intermediate...............................................  59.1
    Canadian..............................................................  53.0
    "Lubes-Extracted" Gasoil/Naphtha Intermediate Feedstock...............  20.3
                                                                           -----
                                                                           132.4
                                                                           =====

  In April 1996, a 25-day turnaround of certain components of the hydrocracker unit was completed. Subsequent to the turnaround, Sunoco MidAmerica increased its input to crude units to over 100 percent of rated capacity. In March 1997, planned maintenance turnarounds at the refinery's hydrogen unit (16 days) and vacuum tower (10 days) necessitated a temporary reduction of refinery throughput. The 5 thousand barrels-per-day increase in crude unit capacity noted above resulted from the elimination of various refinery throughput bottlenecks at a minimal cost. In addition, ethanol blending, which was introduced at Sunoco MidAmerica's terminals in 1996, continues to be employed in order to reduce octane costs, simplify the product slate and enhance the storage and transportation of gasoline products.

 Chemicals

  Sunoco MidAmerica chemical operations consist of the manufacturing of base commodity and intermediate petrochemicals. These chemicals are comprised of aromatics (including benzene, toluene and xylene), spirits, nonene and tetramer. All of these products are sold under a marketing agreement with Suncor Inc., through a joint venture partnership that is managed by Sunoco Chemicals. Almost all of the nonene and tetramer production is sold under a long-term contract and a significant portion of the aromatics and spirits production is sold into the solvents channel and/or higher-end derivative markets.

 SUNOCO LOGISTICS

  The Sunoco Logistics business consists of crude oil and refined product pipeline operations; domestic lease crude oil acquisition and related trucking operations; crude oil terminalling; and product terminalling and transport operations. These operations are conducted primarily in the Northeast, Midwest and South Central regions of the United States.

  Pipeline operations are conducted through wholly-owned subsidiaries and through other pipelines in which Sun has an ownership interest. The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by state regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing agencies, are based upon competition from other pipelines or alternate modes of transportation.

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

  At December 31, 1997, Sunoco Logistics had an equity interest in 5,120 miles of crude oil pipelines and 4,552 miles of refined product pipelines. In 1997, crude oil and refined product shipments, including Sun's share of shipments in which it had an ownership interest, totalled 58.9 and 29.7 billion barrel miles, respectively, as compared to 56.3 and 28.8 billion barrel miles in 1996.

  Sunoco Logistics' crude oil pipeline operations in the South Central United States are complemented by lease crude oil acquisition and related trucking operations. Approximately 171 thousand barrels daily of crude oil were purchased from third-party leases during 1997. This crude oil is delivered to various pipelines either directly from the wellhead or utilizing Sunoco Logistics' fleet of 85 trucks.

  During 1997, Sun completed its withdrawal from marine shipping and tug/barge operations with the sale of its remaining 2 ocean-going tankers and its fleet of 15 coastal distribution tankers, tugs and barges. Third-party charters are now utilized to satisfy the Company's marine transportation requirements. Sun maintains an extensive vessel inspection review and evaluation program to assure the vessels chartered into Sun service are of appropriate quality.

  Product terminalling and transport operations include 39 terminals in the Northeast and Midwest that support Sun's branded and wholesale marketing operations, 120 trucks that transport gasoline and distillates and a railroad fleet of 120 owned and 1,950 leased tank cars that primarily support the Sunoco Chemicals and Sun Lubricants businesses.

  Sun's Nederland, TX terminal provides approximately ten million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local and midwestern refiners access to increasing volumes of foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for United States Government purchases for and sales from the Strategic Petroleum Reserve storage facilities.

SUN COKE

  Sun Coke's business consists of blast furnace coke manufacturing at the Company's facilities in Vansant, VA and East Chicago, IN and coal production from mines in Virginia and Kentucky. Such operations are conducted by Sun Coal Company and its affiliates.

  Sun Coke produces high-quality coke at its 685 thousand ton-per-year Vansant, VA cokemaking facility using its proprietary heat-recovery cokemaking technology. This technology, which is environmentally and economically superior to the chemical by-product technology currently used by other coke producers, is currently being marketed outside North America through an exclusive license with Raytheon Engineers and Constructors, Inc.

  In 1997, Sun Coke completed construction of 35 coke ovens as the final part of a program to replace all existing coke ovens in Vansant, VA, with 142 new ovens. This program has resulted in an improvement in overall cost efficiencies and an enhancement in coke quality. In 1995, Sun Coke transferred an interest in the Vansant, VA cokemaking operations to a third party in exchange for $95 million in cash. The transferee is entitled to a preferential return from the cash flows of the cokemaking operations until certain cumulative return targets have been met.

  In November 1996, Sun Coke entered into an agreement to construct, own and operate a $195 million cokemaking facility in East Chicago, IN, which will produce coke for Inland Steel Company ("Inland") for use at Inland's Indiana Harbor Works steel plant located adjacent to the new cokemaking facility. The agreement requires Inland to buy 1.2 million tons of coke annually on a take-or-pay basis for a period of 15 years commencing after the cokemaking facility's scheduled first quarter 1998 start-up date. Additional production of up to 150,000 tons per year will be sold either to Inland or to other steel producers. The plant will utilize Sun Coke's proprietary heat-recovery cokemaking technology. In early 1998, Sun transferred an interest in this operation to a third party in exchange for $200 million in cash. The transferee is entitled to a preferential return from the cash flows of this cokemaking operation until certain cumulative return targets have been met.

  Sun Coke's principal market for both metallurgical coal and coke is the domestic steel industry. In 1997, 68 percent of Sun Coke's metallurgical coal production was converted into coke at its Vansant, VA, cokemaking facility and 32 percent was sold in spot market transactions. During 1997, 89 percent of Sun Coke's coke sales were made under a long-term contract with a domestic steel producer which provides for delivery of Sun Coke's entire coke production from the Vansant, VA cokemaking facility. Coke production totalled 664 thousand tons in 1997, compared to 648 thousand tons in 1996. In 1997, approximately 91 percent of Sun Coke's bituminous steam coal was sold under long-term contracts, with the remainder sold in spot market transactions. Sun Coke's total coal production in 1997 was 3.3 million tons, compared to 4.4 million tons in 1996. Sun Coke's long-term coal and coke sales contracts generally provide for the periodic adjustment of prices to reflect the changing costs of labor, equipment and services.

  At December 31, 1997, Sun Coke had 124 million tons of estimated coal reserves classified as proven and probable compared to 132 million tons at December 31, 1996. Of the reserves at December 31, 1997, 92 percent were metallurgical coal located in Virginia and 8 percent were bituminous steam coal located in Kentucky.

  Additional information concerning Sun Coke's operations is set forth on page 60 in the Company's 1997 Annual Report to Shareholders.

REAL ESTATE

  Sun's real estate business is conducted through Radnor Corporation and its subsidiaries (collectively, "Radnor"). As of December 31, 1997, Radnor's remaining portfolio of real estate was located in 6 states and consisted principally of single-family home, condominium, residential land and business park developments.

  As a result of Sun's decision to sell its real estate business through a program of controlled disposition, such operations have been classified as operations held for sale in Sun's consolidated financial statements. Since adoption of the disposition plan in October 1991, Radnor has divested 70 commercial properties, completed 28 housing and land developments and reduced its total assets by $984 million. Proceeds from these divestments have enabled Radnor to repay $852 million of related debt during this period, the final $109 million of which was repaid in 1997. At December 31, 1997, Radnor's total assets were $73 million. Divestment activities in 1997 included the sale of a resort hotel located in Florida, a mixed-use development located in New Jersey, two retail centers located in California and one in Arizona and four commercial land parcels located in Arizona, Georgia, Pennsylvania and Virginia. The disposition of Sun's real estate business is expected to be substantially completed by the end of 1999.

   For additional information regarding Sun's real estate operations held for sale, see Note 2 to the Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders.

SUN INTERNATIONAL PRODUCTION

  During 1996, Sun sold its international oil and gas production business. Information concerning this sale is presented in Note 2 to the Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders.

CANADA (SUNCOR)

  During 1995, Sun completed the divestment of its remaining 55-percent interest in Suncor Inc., a Canadian integrated oil company. Information concerning this divestment is presented in Note 2 to the Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders.

COMPETITION

  The refining and marketing business is very competitive. Sun competes with other domestic refiners and marketers in the northeastern United States and U.S. Gulf coast, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Several of Sun's principal competitors are integrated multi-national oil companies that are larger and have substantially greater resources than Sun. Because of their integrated operations and larger capitalization, such major oil companies may have greater flexibility than Sun in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production, Sun must obtain all of its feedstocks from unaffiliated sources.

  Most of the crude oils processed in Sun's refining system are light sweet crude oils, which historically have been priced higher than alternative heavy sour crude oils. However, management believes that any potential competitive impact of Sun's inability to process significant quantities of less expensive heavy sour crude oils will likely be mitigated by: the higher-value product slate obtained from light sweet crude oils; the higher cost to process heavy sour crude oils; and the continued availability of ample quantities of light sweet crude oils. Sun believes that it is in a position to compete effectively as a marketer of refined products because of its strong marketing presence in its principal markets and its considerable distribution flexibility resulting from the location of its northeast and midwest refineries and retail network which are well integrated with its distribution system.

  Coal mining and cokemaking operations are also highly competitive. Demand for coke has fallen as domestic steelmaking capacity has declined and steelmakers have switched to electric arc furnaces and coal injection production methods. However, Sun anticipates that the supply of coke will decrease at a faster rate than demand as the inability to meet increasingly stringent environmental regulations will lead steelmakers and other coke producers to close plants. Sun believes it is well-positioned to compete with other merchant coke producers since Sun's proprietary technology allows Sun to construct coke ovens that, compared to conventional coke ovens, are more environmentally benign, are generally less costly to build, and can be operated with fewer workers.

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

RESEARCH AND DEVELOPMENT

  In recent years, Sun's research and development activities have focused on applied research, process and product development, and engineering and technical services related to fuels, lubricants and chemicals. Sun spent $5, $6 and $5 million on research and development activities in 1997, 1996 and 1995, respectively. As of December 31, 1997, approximately 110 scientists, engineers, technicians and support personnel participated in these activities. Sun owns or has made application for numerous patents in the U.S.

EMPLOYEES

  As of December 31, 1997, Sun had approximately 10,900 employees compared to approximately 12,150 employees as of December 31, 1996. The decrease in 1997 is primarily attributable to the implementation of an employee termination program and a decline in the number of individuals employed in company-operated convenience stores and service stations. The employee terminations were throughout the organization and included senior management, support staff and operations personnel. Approximately 40 percent of Sun's employees are employed in company-operated convenience stores and service stations. The above amounts exclude employees of real estate operations held for sale totalling 39 in 1997 and 337 in 1996. Approximately 25 percent of Sun's employees were covered by 42 collective bargaining agreements as of December 31, 1997. The collective bargaining agreements have various terms and dates of expiration. In management's opinion, Sun's relationship with its employees is generally satisfactory.

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

                                                                 1997 1996 1995
                                                                 ---- ---- ----
   Pollution Abatement Capital*................................. $ 23 $ 29 $ 60
   Remediation..................................................   38   37   48
   Operations, Maintenance and Administration...................  188  185  238
                                                                 ---- ---- ----
                                                                 $249 $251 $346
                                                                 ==== ==== ====

--------
*Capital expenditures for pollution abatement are expected to approximate $35 and $34 million in 1998 and 1999, respectively.

  The Clean Air Act establishes stringent criteria for regulating air toxics at operating facilities by mandating major reductions in allowable emissions and establishing a more comprehensive list of substances deemed to be air toxics. The Clean Air Act also requires refiners to market cleaner-burning gasoline that reduces emissions of certain toxics and conventional pollutants. The Company has implemented the first phase of the reformulated gasoline regulations which requires an increase in the minimum quantity of oxygen for certain non-attainment areas, a reduction in benzene content, and a reduction in summertime Reid Vapor Pressure ("RVP"). Sun expects to implement the next more stringent phases of these regulations in 1998 and 2000 with modest capital investment.

  The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities and at third-party or formerly-owned sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 1997, Sun had been named as a PRP at 44 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

  Under various environmental laws, including RCRA, Sun has initiated corrective remedial action at Sun's facilities, formerly-owned facilities and third-party sites and could be required to undertake similar actions at various other sites. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

  Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 13 to the Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders.

  On October 4, 1996, Sun filed a complaint in Los Angeles County Superior Court, Jalisco Corporation, Inc., et al. v. Argonaut Insurance Company, et al. (Case No. BC 158441), naming more than 45 insurance companies as defendants and seeking recovery under numerous insurance policies for certain environmental expenditures of Sun, including its predecessor companies and subsidiaries, arising from the ownership and operation of its business and properties. The Company cannot quantify the ultimate outcome of this litigation, which may be protracted.

  Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination of each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of Sun's liability at multi-party sites, if any, in light of the number, participation level and financial viability of other parties.

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

ITEM 3. LEGAL PROCEEDINGS

  In December 1997, Sun Company, Inc. (R&M) agreed to make combined payments of $500,000 to the City of Philadelphia and certain community environmental projects, pursuant to a Consent Decree lodged in the United States District Court for the Eastern District of Pennsylvania. This Consent Decree settles allegations, made by the Community/Labor Refinery Tracking Committee under the citizen suit provisions of the Clean Air Act, of violations of various federal, state, and local clean air regulations.

  In December 1997, Sun Company, Inc. (R&M) agreed to pay $100,000 in civil fines and to undertake certain corrective actions pursuant to a Consent Order entered by the United States District Court for the Northern District of Oklahoma. This agreement between Sun Company, Inc. (R&M) and the United States Environmental Protection Agency (acting through the United States Department of Justice) stems from alleged violations of the Clean Air Act and the Oklahoma State Implementation Program.

  Many other legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sun at December 31, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF SUN COMPANY, INC.


  NAME, AGE AND
 PRESENT POSITION
WITH SUN COMPANY,
       INC.                        BUSINESS EXPERIENCE DURING PAST FIVE YEARS
-----------------                  ------------------------------------------
Robert M. Aiken, Jr., 55  Mr. Aiken was elected to his present position in November
 Executive Vice           1996. From May 1992 until November 1996, he was Senior Vice
 President and Chief      President and Chief Financial Officer.
 Financial Officer

Robert H. Campbell, 60    Mr. Campbell was elected Chairman of the Board in May 1992
 Chairman of the Board    and Chief Executive Officer in September 1991. He also held
 and Chief Executive      the additional positions of President and Chief Operating
 Officer                  Officer from February 1991 until November 1996. He has been a Director since November 1988.

John G. Drosdick, 54      Mr. Drosdick was elected a Director and President and Chief
 President and Chief      Operating Officer in December 1996. He was President and
 Operating Officer        Chief Operating Officer of Ultramar Corporation (prior to
                          its merger with Diamond Shamrock, Inc. to become Ultramar
                          Diamond Shamrock Corporation) from June 1992 to August 1996.

Jack L. Foltz, 62         Mr. Foltz was elected to his present position in October
 Vice President and       1992.
 General Counsel

Deborah M. Fretz, 49      Ms. Fretz was elected Senior Vice President, Logistics in
 Senior Vice President,   August 1994. She assumed the additional position of Senior
 Lubricants and           Vice President, Lubricants in January 1997. In addition, she
 Logistics                has been President of Sun Pipe Line Company, a subsidiary, since October 1991.


  NAME, AGE AND
 PRESENT POSITION
WITH SUN COMPANY,
       INC.                       BUSINESS EXPERIENCE DURING PAST FIVE YEARS
-----------------                 ------------------------------------------
Thomas W. Hofmann, 46    Mr. Hofmann was elected to his present position in July
 Comptroller             1995. From September 1994 to July 1995, he served as Direc-
                         tor, Performance Analysis, and from October 1991 to Septem-
                         ber 1994, Director, Tax Administration.

David E. Knoll, 54       Mr. Knoll was elected to his present position in August
 Senior Vice President,  1994. He was Senior Vice President, Marketing and Logistics
 Northeast Refining and  from October 1992 to August 1994.
 Chemicals

Robert W. Owens, 44      Mr. Owens was elected to his present position in February
 Vice President and      1997. He was Vice President, Marketing and Services of
 General Manager,        Ultramar Diamond Shamrock Corporation from 1996 to 1997 and
 Sunoco Northeast        of Ultramar Corporation from 1994 to 1996. From 1989 to
 Marketing               1994, he was Manager, East Coast Branded Marketing of
                         Amerada Hess Corporation.

Malcolm I. Ruddock, 55   Mr. Ruddock was elected to his present position in 1989.
 Treasurer

David C. Shanks, 58      Mr. Shanks was elected to his present position in February
 Vice President, Human   1997. Previously, he was a Corporate Vice President of Ar-
 Resources, Public       thur D. Little, Inc.
 Affairs & Strategic
 Planning

Sheldon L. Thompson, 59  Mr. Thompson was elected to his present position in October
 Senior Vice President   1992.
 and Chief
 Administrative Officer

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 61 of the Company's 1997 Annual Report to Shareholders. The market exchanges on which the Company's stock is traded are listed on the cover page of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 27 of the Company's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated herein by reference to pages 28-40 in the Company's 1997 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following information in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 41-44; the Notes to Consolidated Financial Statements on pages 45-58; the Report of Independent Auditors on page 59; the Coal and Cokemaking Data on page 60; and the Quarterly Financial and Stock Market Information on page 61.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement ("Proxy Statement") which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 1997.

  Information concerning the Company's executive officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1997, except that the Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

 1. Consolidated Financial Statements:

      The information appearing in the Company's 1997 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

 2. Financial Statement Schedules:

      Schedule II--Valuation Accounts is included on page 26 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not required or is not applicable.

 3. Exhibits:

        3.(i)  --Articles of Incorporation of Sun Company, Inc., as amended and restated effective as of February 1, 1996 (incorporated by reference to Exhibit 3.(i) of the Company's 1995 Form 10-K filed March 7, 1996, File No. 1-6841).
        3.(ii) --Sun Company, Inc. Bylaws, as amended and restated effective as of February 1, 1996 (incorporated by reference to Exhibit
                 3.(ii) of the Company's 1995 Form 10-K filed March 7, 1996,
                 File No. 1-6841).
        4.1    --Instruments defining the rights of security holders of long-
                 term debt of the Company and its subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will provide the SEC a copy of any
                 instruments defining the rights of holders of long-term debt of the Company and its subsidiaries upon request.
        4.2    --Amendment to Rights Agreement dated as of July 3, 1997 between
                 Sun Company, Inc. and First Chicago Trust Company of New York
                 (incorporated by reference to Exhibit 4 of the Company's
                 Current Report on Form 8-K dated July 8, 1997, File No. 1-
                 6841).
        4.3    --Rights Agreement between Sun Company, Inc. and First Chicago
                 Trust Company of New York dated as of February 1, 1996
                 (incorporated by reference to Exhibit 99(b) of the Company's
                 Current Report on Form 8-K dated February 2, 1996, File No. 1-
                 6841).
       10.1*   --Sun Company, Inc. Long-Term Performance Enhancement Plan, as
                 amended and restated effective as of December 3, 1997.
       10.2*   --Sun Company, Inc. Executive Long-Term Stock Investment Plan,
                 as amended and restated effective as of December 3, 1997.
       10.3*   --Sun Company, Inc. Long-Term Incentive Plan, as amended and restated effective as of December 3, 1997.
       10.4*   --Sun Company, Inc. Directors' Deferred Compensation Plan, as
                 amended and restated effective as of October 2, 1997.
       10.5*   --Sun Company, Inc. Deferred Compensation Plan, as amended and restated effective as of March 4, 1998.

       10.6*  --Amendment No. 1997-1 to the Sun Company, Inc. Pension
                Restoration Plan, effective September 1, 1997. The Sun Company,
                Inc. Pension Restoration Plan (prior to Amendment No. 1997-1) is incorporated by reference to Exhibit 10.5 of the Company's 1995
                Form 10-K filed March 7, 1996, File No. 1-6841.
       10.7*  --Amendment No. 1997-1 to the Sun Company, Inc. Savings
                Restoration Plan, effective September 1, 1997. The Sun Company
                Inc. Savings Restoration Plan (prior to Amendment No. 1997-1) is incorporated by reference to Exhibit 10.7 of the Company's 1995
                Form 10-K filed March 7, 1996, File No. 1-6841.
       10.8*  --Sun Company, Inc. Executive Incentive Plan, as amended and restated effective March 4, 1998.
       10.9*  --Amendment No. 1997-1 to the Sun Company, Inc. Executive
                Retirement Plan, effective September 1, 1997. The Sun Company,
                Inc. Executive Retirement Plan (prior to Amendment No. 1997-1)
                is incorporated by reference to Exhibit 10(d) of the Company's
                Form SE filed March 13, 1992, File No. 1-6841.
       10.10* --Sun Company, Inc. Special Executive Severance Plan, effective as of September 4, 1997.
       10.11* --Sun Company, Inc. Executive Involuntary Severance Plan, as
                amended and restated effective as of September 4, 1997.
       10.12* --Sun Company, Inc. Retainer Stock Plan for Outside Directors
                (incorporated by reference to Exhibit 10.9 of the Company's 1995
                Form 10-K filed March 7, 1996, File No. 1-6841).
       10.13* --Amended Schedule to the Form of Indemnification Agreement,
                individually entered into between Sun Company, Inc. and certain officers and directors of the Company. The Form of
                Indemnification Agreement is incorporated by reference to
                Exhibit 10.15 of the Company's 1995 Form 10-K filed March 7,
                1996, File No. 1-6841).
       10.14* --Deposit Agreement for Series A Cumulative Preference Stock
                (incorporated by reference to Exhibit 99(g)(4) of the Sun
                Company, Inc. Schedule 13E-4 filed June 13, 1995, File No. 1-
                6841).
       10.15* --Trust Under Sun Company, Inc. Directors' Deferred Compensation
                Plan dated as of February 1, 1996 (incorporated by reference to
                Exhibit 10.12 of the Company's 1996 Form 10-K filed March 7,
                1997, File No. 1-6841).
       10.16* --Sun Company, Inc. Deferred Compensation and Benefits Trust
                dated as of February 1, 1996 (incorporated by reference to
                Exhibit 10.13 of the Company's Form 10-K filed March 7, 1997,
                File No. 1-6841).
       10.17* --Agreement of employment entered November 15, 1996 by and between Sun Company, Inc. and John G. Drosdick (incorporated by reference to Exhibit 10.14 of the Company's 1996 Form 10-K filed
                March 7, 1997, File No. 1-6841).
       10.18* --Amendment No. 1998-1 to the Sun Company, Inc. Executive
                Retirement Plan, effective January 1, 1998.
       10.19* --Amendment No. 1998-2 to the Sun Company, Inc. Executive
                Retirement Plan, effective March 1, 1998.
       12     --Statement re Sun Company, Inc. and Subsidiaries Computation of
                Ratio of Earnings to Fixed Charges for the Year Ended December
                31, 1997.
       13     --Sun Company, Inc. 1997 Annual Report to Shareholders Financial
                Section.
       21     --Subsidiaries of Sun Company, Inc.
       23.1   --Consent of Ernst & Young LLP.

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

--------
*These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.

(b) Reports on Form 8-K:

  On October 15, 1997, a report on Form 8-K was filed to disclose under Item 5--"Other Events" and Item 7--"Financial Statements and Exhibits," a press release issued by the Company on October 14, 1997 projecting an increase in third quarter 1997 operating income and reporting the results of a previously announced share repurchase program.

Note: Copies of each Exhibit to this Form 10-K are available upon request, at $2 per copy.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

       Sun Company, Inc.

By     /s/ Robert M. Aiken, Jr.
       Robert M. Aiken, Jr.
       Executive Vice President and Chief Financial Officer

Date   March 6, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY OR ON BEHALF OF THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 6, 1998:

         SIGNATURES                          TITLES

    Robert M. Aiken, Jr.*          Executive Vice President and
    ---------------------          Chief Financial Officer
    Robert M. Aiken, Jr.           (Principal Financial
                                   Officer)


    Robert H. Campbell*            Chairman of the Board, Chief
    -------------------            Executive Officer and Director
    Robert H. Campbell             (Principal Executive Officer)


    Raymond E. Cartledge*          Director
    ---------------------
    Raymond E. Cartledge

    Robert E. Cawthorn*            Director
    -------------------
    Robert E. Cawthorn

    John G. Drosdick*              President, Chief Operating
    -----------------              Officer and Director
    John G. Drosdick

    Mary J. Evans*                 Director
    --------------
    Mary J. Evans

    Thomas P. Gerrity*             Director
    ------------------
    Thomas P. Gerrity

    Thomas W. Hofmann*             Comptroller
    ------------------             (Principal Accounting
    Thomas W. Hofmann              Officer)


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

    R. Anderson Pew*               Director
    ----------------
    R. Anderson Pew

    William F. Pounds*             Director
    ------------------
    William F. Pounds

    Alexander B. Trowbridge*       Director
    ------------------------
    Alexander B. Trowbridge

*By /s/Robert M. Aiken, Jr.        Individually and as Attorney-in-Fact
    -----------------------
    Robert M. Aiken, Jr.

                      SUN COMPANY, INC. AND SUBSIDIARIES
                        SCHEDULE II--VALUATION ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (MILLIONS OF DOLLARS)

                                           ADDITIONS
                                      -------------------
                           BALANCE AT CHARGED TO CHARGED               BALANCE
                           BEGINNING  COSTS AND  TO OTHER              AT END
                           OF PERIOD   EXPENSES  ACCOUNTS  DEDUCTIONS OF PERIOD
                           ---------- ---------- --------  ---------- ---------
For the year ended
 December 31, 1997:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $ 8        $ 6       $--        $ 8        $ 6
                              ===        ===       ===        ===        ===
For the year ended
 December 31, 1996:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $18        $ 8       $--        $18        $ 8
                              ===        ===       ===        ===        ===
For the year ended
 December 31, 1995:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $10        $ 8       $11(A)     $11(B)     $18
                              ===        ===       ===        ===        ===

--------
Notes:

(A) Represents the account balance, at June 30, 1995, of Sun's coal and cokemaking operations which previously had been accounted for as an investment held for sale. Effective June 30, 1995, this business became one of Sun's ongoing business units and is no longer held for sale. (See
    Note 2 to the Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders.)

(B) Includes a $4 million deduction attributable to the refining and marketing operations of Suncor Inc., a Canadian integrated oil company, reflecting the divestment of Suncor on June 8, 1995. (See Note 2 to the Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders.)

                                 EXHIBIT INDEX

Exhibit
Number                                   Exhibit
-------

 3.(i)    -    Articles of Incorporation of Sun Company, Inc., as amended and restated effective as of February 1, 1996 (incorporated by reference to Exhibit 3.(i) of the Company's 1995 Form 10-K filed
               March 7, 1996, File No. 1-6841).

 3.(ii)   -    Sun Company, Inc. Bylaws, as amended and restated effective as of
               February 1, 1996 (incorporated by reference to Exhibit 3.(ii) of the Company's 1995 Form 10-K filed March 7, 1996, File No. 1-
               6841).

 4.1      -    Instruments defining the rights of security holders of long-term
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

 4.2      -    Amendment to Rights Agreement dated as of July 3, 1997 between
               Sun Company, Inc and First Chicago Trust Company of New York
               (incorporated by reference to Exhibit 4 of the Company's Current
               Report on Form 8-K dated July 8, 1997, File No. 1-6841).

 4.3      -    Rights Agreement between Sun Company, Inc. and First Chicago
               Trust Company of New York dated as of February 1, 1996
               (incorporated by reference to Exhibit 99(b) of the Company's
               Current Report on Form 8-K dated February 2, 1996, File No. 1-
               6841).

10.1*     -    Sun Company, Inc. Long-Term Performance Enhancement Plan, as
               amended and restated effective as of December 3, 1997.

10.2*     -    Sun Company, Inc. Executive Long-Term Stock Investment Plan, as
               amended and restated effective as of December 3, 1997.

10.3*     -    Sun Company, Inc. Long-Term Incentive Plan, as amended and restated effective as of December 3, 1997.

10.4*     -    Sun Company, Inc. Directors' Deferred Compensation Plan, as
               amended and restated effective as of October 2, 1997.

10.5*     -    Sun Company, Inc. Deferred Compensation Plan, as amended and restated effective as of March 4, 1998.

Exhibit
Number                                   Exhibit
-------                                  -------

10.6*     -    Amendment No. 1997-1 to the Sun Company, Inc. Pension Restoration
               Plan, effective September 1, 1997.  The Sun Company, Inc. Pension
               Restoration Plan (prior to Amendment No. 1997-1) is incorporated by reference to Exhibit 10.5 of the Company's 1995 Form 10-K filed March 7, 1996, File No. 1-6841.

10.7*     -    Amendment No. 1997-1 to the Sun Company, Inc. Savings Restoration
               Plan, effective September 1, 1997.  The Sun Company Inc. Savings
               Restoration Plan (prior to Amendment No. 1997-1) is incorporated by reference to Exhibit 10.7 of the Company's 1995 Form 10-K filed March 7, 1996, File No. 1-6841.

10.8*     -    Sun Company, Inc. Executive Incentive Plan, as amended and restated effective March 4, 1998.

10.9*     -    Amendment No. 1997-1 to the Sun Company, Inc. Executive
               Retirement Plan, effective September 1, 1997.  The Sun
               Company, Inc. Executive Retirement Plan (prior to Amendment
               No. 1997-1) is incorporated by reference to Exhibit 10(d) of the Company's Form SE filed March 13, 1992, File No. 1-6841.

10.10*    -    Sun Company, Inc. Special Executive Severance Plan, effective as of September 4, 1997.

10.11*    -    Sun Company, Inc. Executive Involuntary Severance Plan, as
               amended and restated effective as of September 4, 1997.

10.12*    -    Sun Company, Inc. Retainer Stock Plan for Outside Directors
               (incorporated by reference to Exhibit 10.9 of the Company's 1995
               Form 10-K filed March 7, 1996, File No. 1-6841).

10.13*    -    Amended Schedule to the Form of Indemnification Agreement,
               individually entered into between Sun Company, Inc. and certain officers and directors of the Company. The Form of Indemnification Agreement is incorporated by reference to Exhibit
               10.15 of the Company's 1995 Form 10-K filed March 7, 1996, File
               No. 1-6841).

10.14*    -    Deposit Agreement for Series A Cumulative Preference Stock
               (incorporated by reference to Exhibit 99(g)(4) of the Sun
               Company, Inc. Schedule 13E-4 filed June 13, 1995, File No. 1-
               6841).

Exhibit
Number                                 Exhibit
-------                                -------



10.15*    -    Trust Under Sun Company, Inc. Directors' Deferred Compensation
               Plan dated as of February 1, 1996 (incorporated by reference to Exhibit 10.12 of the Company's 1996 Form 10-K filed March 7,
               1997, File No. 1-6841).

10.16*    -    Sun Company, Inc. Deferred Compensation and Benefits Trust dated as of February 1, 1996 (incorporated by reference to Exhibit
               10.13 of the Company's Form 10-K filed March 7, 1997, File No. 1-
               6841).

10.17*    -    Agreement of employment entered November 15, 1996 by and between
               Sun Company, Inc. and John G. Drosdick (incorporated by reference to Exhibit 10.14 of the Company's 1996 Form 10-K filed March 7,
               1997, File No. 1-6841).

10.18*    -    Amendment No. 1998-1 to the Sun Company, Inc. Executive
               Retirement Plan, effective January 1, 1998.

10.19*    -    Amendment No. 1998-2 to the Sun Company, Inc. Executive
               Retirement Plan, effective March 1, 1998.

12        -    Statement re Sun Company, Inc. and Subsidiaries Computation of
               Ratio of Earnings to Fixed Charges for the Year Ended December
               31, 1997.

13        -    Sun Company, Inc. 1997 Annual Report to Shareholders Financial
               Section.

21        -    Subsidiaries of Sun Company, Inc.

23.1      -    Consent of Ernst & Young LLP.

23.2      -    Consent of Coopers & Lybrand L.L.P.

23.3      -    Report of Coopers & Lybrand L.L.P.

24.1      -    Power of Attorney executed by certain officers and directors of
               Sun Company, Inc.

24.2      -    Certified copy of the resolution authorizing certain officers to sign on behalf of Sun Company, Inc.

27        -    Article 5 of Regulation S-X, Financial Data Schedule.

------------
*These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.