Form 10-Q
period 1998-03-31
SUN CO INC
filed 1998-05-11
CIK 95304

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

At March 31, 1998, there were 70,809,968 shares of Common Stock, $1 par value and 12,033,760 shares of Cumulative Preference Stock--Series A, no par value, outstanding.

                             SUN COMPANY, INC.
                             -----------------

                                   INDEX



                                                            Page No.
                                                            --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          for the Three Months Ended March 31, 1998
          and 1997                                             3

          Condensed Consolidated Balance Sheets at
          March 31, 1998 and December 31, 1997                 4

          Condensed Consolidated Statements of Cash
          Flows for the Three Months Ended March 31,
          1998 and 1997                                        5

          Notes to Condensed Consolidated Financial
          Statements                                           6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                          12

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                   18

  Item 6. Exhibits and Reports on Form 8-K                    18



SIGNATURE                                                     19

                                  PART I
                           FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------
                                                      For the Three Months
                                                         Ended March 31
                                                      --------------------
                                                         1998       1997
                                                       ------     ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                               $2,086     $2,733
Interest income (Note 2)                                   12          2
Other income (Note 3)                                      20          9
                                                       ------     ------
                                                        2,118      2,744
                                                       ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses            1,455      2,088
Selling, general and administrative expenses              119        127
Consumer excise taxes                                     358        361
Payroll, property and other taxes                          24         24
Depreciation, depletion and amortization                   62         66
Provision for employee terminations (Note 4)               --         32
Interest cost and debt expense                             21         19
Interest capitalized                                       (3)        --
                                                       ------     ------
                                                        2,036      2,717
                                                       ------     ------
Income before income tax expense                           82         27
Income tax expense                                         26          9
                                                       ------     ------
NET INCOME                                                 56         18
Dividends on preference stock                             (11)       (11)
                                                       ------     ------
Net income attributable to common shareholders         $   45     $    7
                                                       ======     ======
Net income per share of common stock (Note 5):
  Basic                                                  $.64       $.10
  Diluted                                                $.58       $.10

Weighted average number of shares outstanding:
  Basic                                                  70.8       73.0
  Diluted                                                96.1       73.0

Cash dividends paid per share:
  Preference stock*                                      $.90       $.90
  Common stock                                           $.25       $.25
-------------
*Each share of preference stock is represented by two depositary shares.
 Each depositary share accrues dividends quarterly at a rate of $.45 per share, or one-half the rate paid on preference stock.


                         (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries
                                                       At          At
                                                    March 31   December 31
                                                      1998        1997*
(Millions of Dollars)                                    (UNAUDITED)
--------------------------------------------------------------------------

ASSETS
Current Assets
Cash and cash equivalents                           $   93       $   33
Accounts and notes receivable, net                     572          671
Inventories:
  Crude oil                                            216          150
  Refined products                                     217          214
  Materials, supplies and other                         69           67
Deferred income taxes                                  109          113
                                                    ------       ------
Total Current Assets                                 1,276        1,248

Investments and long-term receivables                  135          137
Properties, plants and equipment                     5,915        5,838
Less accumulated depreciation, depletion
  and amortization                                   2,817        2,774
                                                    ------       ------
Properties, plants and equipment, net                3,098        3,064
Deferred charges and other assets                      224          218
                                                    ------       ------
Total Assets                                        $4,733       $4,667
                                                    ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $  719       $  830
Accrued liabilities                                    462          534
Current portion of long-term debt                        6           12
Taxes payable                                          118           88
                                                    ------       ------
Total Current Liabilities                            1,305        1,464

Long-term debt                                         824          824
Retirement benefit liabilities                         480          477
Deferred income taxes                                   84           73
Other deferred credits and liabilities (Note 6)        550          367
Commitments and contingent liabilities (Note 7)
Shareholders' equity (Note 8)                        1,490        1,462
                                                    ------       ------
Total Liabilities and Shareholders' Equity          $4,733       $4,667
                                                    ======       ======
----------
*Reclassified to conform to the 1998 presentation.

                         (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
-------------------------------------------------------------------------
                                                     For the Three Months
                                                        Ended March 31
                                                     --------------------
                                                         1998       1997
                                                        -----      -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  56      $  18
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Provision for employee terminations                    --         32
    Depreciation, depletion and amortization               62         66
    Deferred income tax expense                            20          9
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                        99        144
      Inventories                                         (71)        46
      Accounts payable and accrued liabilities           (178)      (332)
      Taxes payable                                        15        (14)
    Other                                                 (11)         1
                                                        -----      -----
Net cash used in operating activities                      (8)       (30)
                                                        -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (104)       (59)
  Proceeds from divestments                                13         73
  Other                                                    --          8
                                                        -----      -----
Net cash provided by (used in) investing activities       (91)        22
                                                        -----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                             (6)        (1)
  Proceeds from transferred interest in coke-
    making operations                                     200         --
  Cash dividend payments                                  (29)       (29)
  Purchases of preference stock for retirement             (2)        --
  Purchases of common stock for treasury                   (8)        --
  Proceeds from issuance of common stock under
    management incentive and employee option plans          6         --
  Other                                                    (2)        (2)
                                                        -----      -----
Net cash provided by (used in) financing activities       159        (32)
                                                        -----      -----
Net increase (decrease) in cash and cash equivalents       60        (40)
Cash and cash equivalents at beginning of period           33         67
                                                        -----      -----
Cash and cash equivalents at end of period              $  93      $  27
                                                        =====      =====

                         (See Accompanying Notes)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ----------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provision for employee terminations (Note 4). Results for the three months ended March 31, 1998 are not necessarily indicative of results for the full year 1998.

2.   Settlement of Income Tax Dispute.

     In March 1998, Sun settled an income tax dispute with the Internal Revenue Service related to certain deductions claimed in prior years. The settlement, which includes the recognition of $11 million of interest income, increased results of operations by $9 million after tax in the first quarter of 1998.

3.   Other Income.

     During the first quarter of 1998, Oil Insurance Limited, a petroleum industry insurance consortium in which the Company is a member, declared a dividend to its shareholders. Sun's share of this dividend amounted to $8 million and is included in other income in the condensed consolidated statement of income. The dividend increased Sun's results of operations by $5 million after tax in the first quarter of 1998.

4.   Employee Terminations.

     During the first quarter of 1997, Sun established a $32 million pretax accrual ($21 million after tax) for approximately 320 involuntary employee terminations and related costs. The employee reductions were throughout the organization and included senior management, support staff and operations personnel.

5.   Earnings Per Share.

     Basic earnings per share ("EPS") is computed by dividing earnings after deducting dividends on preference stock by the weighted average number of common shares outstanding. Diluted EPS generally is determined by dividing earnings by the weighted average number of shares outstanding after giving effect to the assumed issuance of common stock under stock incentive awards and the assumed redemption of preference shares for common stock utilizing a ratio of two shares of common stock for each outstanding preference share. However, in the first quarter of 1997, since both the assumed issuance of common stock under stock incentive awards and the assumed redemption of preference shares would not have been dilutive, diluted per share amounts are equal to basic per share amounts.

     The following table sets forth the computation of basic and diluted EPS for the first quarter of 1998 (in millions, except per share amounts):

          Net income after dividends on preference
            stock (basic EPS numerator)                       $45
          Add: Dividends on preference stock                   11
                                                              ---
          Net income (diluted EPS numerator)                  $56
                                                              ===
          Weighted average number of common shares
            outstanding (basic EPS denominator)              70.8
          Add effect of dilutive securities:
            Redeemable preference shares                     24.1
            Stock incentive awards                            1.2
                                                             ----
          Weighted average number of shares
            (diluted EPS denominator)                        96.1
                                                             ====

          Basic EPS                                          $.64
          Diluted EPS                                        $.58

6.   Transferred Interests in Cokemaking Operations.

     In the first quarter of 1998, Sun transferred an interest in its cokemaking operations in East Chicago, IN, to a third party for $200 million in cash and, in 1995, transferred an interest in its Jewell cokemaking operations to another third party for $95 million in cash. The transferees are entitled to preferential returns from these respective cokemaking operations until certain cumulative return targets have been met. Sun did not recognize a gain or loss on these transactions. The outstanding balance attributable to the transferred interests in these operations totalled $265 million at March 31, 1998 and is reflected in other deferred credits and liabilities in the condensed consolidated balance sheet.

7.   Commitments and Contingent Liabilities.

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

     Sun's MTBE purchases under this agreement were based upon the formula price through May 1997 and the minimum price thereafter. The formula prices paid by Sun during most of 1996 were believed to have approximated prices of other MTBE long-term sales agreements in the marketplace. However, management believes that the contract market changed in the latter part of 1996 as feedstock-plus-fixed-priced contracts expired and were replaced by spot-market-price-based contracts, which have been more favorable to the purchaser.
     Management also believes that the spot market for MTBE had developed by the latter part of 1996. During the fourth quarter of 1996, spot market prices for MTBE were less than the prices paid by Sun under the off-take agreement with BEF. At that time, the Company expected this adverse relationship to continue into the future. Accordingly, a $130 million accrual ($85 million after tax) was established at December 31, 1996 for the estimated losses expected to be realized with respect to this agreement. During 1997 and the first quarter of 1998, actual MTBE purchase costs in excess of market prices totalling $65 and $11 million, respectively, were charged against the accrual.

     Sun is subject to numerous federal, state and local laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities and at third-party or formerly-owned sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 1998, Sun had been named as a PRP at 46 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

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

     Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):
                                            At                At
                                         March 31         December 31
                                           1998              1997
                                         --------         -----------
         Accrued liabilities              $ 57              $ 59
         Other deferred credits and
           liabilities                     137               145
                                          ----              ----
                                          $194              $204
                                          ====              ====

     Pretax charges against income for environmental remediation amounted to less than $1 million for both the first quarter of 1998 and 1997. Claims for recovery of environmental liabilities that are probable of realization, which totalled $4 million at March 31, 1998, are included in deferred charges and other assets in the condensed consolidated balance sheets.

     On October 4, 1996, Sun filed a complaint in Los Angeles County Superior Court, Jalisco Corporation, Inc., et al. v. Argonaut Insurance Company, et al. (Case No. BC 158441), naming more than 45 insurance companies as defendants and seeking recovery under numerous insurance policies for certain environmental expenditures of Sun, including its predecessor companies and subsidiaries, arising from the ownership and operation of its business and properties. The Company cannot quantify the ultimate outcome of this litigation which may be protracted.

     Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of Sun's liability at multi-party sites, if any, in light of the number, participation level and financial viability of other parties.

     Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sun's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management of Sun believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at March 31, 1998. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flows or liquidity.

8.   Shareholders' Equity.
                                                  At            At
                                               March 31     December 31
                                                 1998          1997
                                               --------     -----------
                                                 (Millions of Dollars)
     Cumulative preference stock - Series A,
      no par value                              $  722        $  723
     Common stock, par value $1 per share          132           132
     Capital in excess of par value              1,372         1,361
     Earnings employed in the business           1,457         1,430
                                                ------        ------
                                                 3,683         3,646
     Less common stock held in treasury,
       at cost                                   2,193         2,184
                                                ------        ------
     Total                                      $1,490        $1,462
                                                ======        ======

     On April 28, 1998, the Company announced that it will redeem all outstanding Sun depositary shares on May 28, 1998. Each depositary share represents ownership of one-half share of the Company's Series A cumulative preference stock. Under the terms of redemption, established when the depositary shares were issued in August 1995, each depositary share will be redeemed in exchange for 0.949837 share of Sun's common stock plus $.3758 per share in cash equal to accrued and unpaid dividends. The depositary-to-common exchange rate represents the call price of $40 per depositary share payable in Sun common stock at $42.1125 per common share -- the average of the closing prices for Sun common stock on the New York Stock Exchange, as reported on the consolidated tape, for the five consecutive trading days from April 20 to April 24, 1998, inclusive. As of April 24, there were 24.1 million depositary shares and 70.9 million common shares outstanding. At the exchange rate of 0.949837 share of common stock for each depositary share, approximately 22.9 million shares of Sun common stock will be reissued, bringing total common shares outstanding to an estimated 93.8 million following the redemption. Pursuant to the Statement of Designation governing the preference stock, as a result of this redemption the dividend previously announced to be payable on June 12, 1998, to holders of record on May 8, 1998, will not be paid, and the May 8, 1998 record date will be null and void. Cash dividends unpaid and accrued to and including the redemption date will be paid only to holders of redeemed shares upon surrender of their depositary shares. Dividends will cease to accrue as of the redemption date.

     In January, 1998, the Company repurchased 216,700 shares of its common stock and 46,780 of its depositary shares on the open market for $10 million. At March 31, 1998, the Company had a remaining authorization from its Board of Directors to purchase up to $140 million of Company stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions.

9.   Acquisition of AlliedSignal Inc.'s Phenol Facility.

     On March 27, 1998, the Company signed a letter of intent with AlliedSignal Inc ("Allied") to acquire Allied's phenol facility in Philadelphia and related working capital for approximately $185 million to be paid in installments over four years. This facility currently has the capacity to produce annually more than one billion pounds of phenol, 620 million pounds of acetone and 70 million pounds of alphamethylstyrene. In connection with this acquisition, Sun has agreed to supply Allied with approximately 750 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating its other phenol production costs. The acquisition, which is subject to the negotiation of a definitive agreement, the completion of due diligence, and regulatory and board approvals, is expected to be completed by mid-1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                     Three Months Ended
                                           March 31
                                     ------------------
                                       1998      1997      Variance
                                       ----      ----      --------
                                           (Millions of Dollars)

Sun Northeast Refining                  $15      $  4         $11

Sunoco Northeast Marketing               15        20          (5)

Sunoco Chemicals                         10        19          (9)

Sun Lubricants                           (3)       (8)          5

Sunoco MidAmerica Marketing &
  Refining                                2        --           2

Sunoco Logistics                         11        12          (1)

Sun Coke                                 11         9           2

Corporate expenses                       (6)       (5)         (1)

Net financing expenses                    1       (12)         13
                                        ---      ----         ---
                                         56        39          17

Special Item:
  Provision for employee terminations    --       (21)         21
                                        ---      ----         ---
Consolidated net income                 $56      $ 18         $38
                                        ===      ====         ===


Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the three-month period ended March 31, 1998, Sun earned $56 million, or $.58 per share of common stock on a diluted basis, compared to net income of $18 million, or $.10 per share, for the first quarter of 1997. Excluding the $21 million after-tax provision for employee termination benefits shown separately in the Earnings Profile of Sun Businesses, Sun had income of $39 million in the first quarter of 1997.

Sun Northeast Refining -- The Sun Northeast Refining business had income of $15 million in the first quarter of 1998 versus income of $4 million in the first quarter of 1997. The improved results were attributable to higher realized refining margins resulting largely from favorable foreign sweet crude oil economics. Crude unit utilization was at 100 percent of rated capacity for the quarter. Total production levels were flat compared with prior year levels, although gasoline and distillate production was down modestly due to a high level of conversion unit maintenance during the quarter. Higher refinery fuel costs due to increased natural gas prices were essentially offset by a decline in other operating expenses.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $15 million in the current quarter versus income of $20 million in the first quarter of 1997. Significantly lower retail gasoline margins, which were down over three cents per gallon versus the first quarter of 1997, were partially offset by lower expenses ($6 million) and higher non-gasoline income, particularly at company-operated sites. Overall gasoline sales volumes increased by one percent compared to the first quarter of 1997.

Sunoco Chemicals -- Sunoco Chemicals earned $10 million in the first quarter of 1998 versus $19 million in the first quarter of 1997. The decline in earnings was due to lower margins, particularly for polymer-grade propylene (down 47 percent) and cumene. Five percent higher chemicals production volumes partially offset the margin decline, as chemicals units ran at higher average rates despite substantially greater maintenance activity at the Marcus Hook and Philadelphia refineries' catalytic cracking units.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $3 million in the 1998 first quarter, compared to a loss of $8 million in the 1997 first quarter. The improved results were due largely to higher margins for lubricant base oils, waxes and residual fuels. Production volumes and results during the quarter were limited by scheduled maintenance turnarounds at the Company's Puerto Rico and Tulsa refineries.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $2 million during the current quarter, compared to breakeven results in the 1997 first quarter. The increase in earnings was largely due to improved results from MidAmerica's retail marketing and petrochemical operations, due in part to higher volumes. Retail gasoline sales volumes were up ten percent versus first quarter 1997 levels, while petrochemical production volumes increased nine percent versus the prior year first quarter. Results from refining operations were essentially flat versus the prior year quarter as lower wholesale fuels margins were offset by four percent higher production volumes.

Sun Coke -- Sun Coke earned $11 million in the first quarter of 1998 versus $9 million in the first quarter of 1997. The first quarter 1998 results included a $2 million tax benefit related to settlement of an income tax dispute with the Internal Revenue Service.

Start-up of Sun's Indiana Harbor cokemaking operation in East Chicago, IN, commenced in the first quarter of 1998. The first battery of 67 new coke ovens at this facility began production in late March with the second and third 67-oven batteries commencing production in mid-April and early May, respectively. All four batteries, totalling 268 ovens, are expected to be in full production by the end of May, producing approximately 1.3 million tons of coke on an annualized basis.

Provision for Employee Terminations -- During the first quarter of 1997, Sun established a $32 million pretax accrual ($21 million after tax) for approximately 320 involuntary employee terminations and related costs. The employee reductions were throughout the organization and included senior management, support staff and operations personnel.

Net Financing Expenses -- Net financing activities totalled $1 million of income for the 1998 first quarter. This amount included $5 million of after-tax earnings from a dividend declared in March by Oil Insurance Limited, a petroleum industry insurance consortium in which Sun is a member, and $7 million of after-tax interest income related to the federal income tax settlement discussed above (see Notes 2 and 3 to the condensed consolidated financial statements). Excluding these items, net financing expenses were $11 million for the current quarter versus $13 million for the first quarter of 1997. This $2 million decline was primarily attributable to higher capitalized interest.

Analysis of Consolidated Statements of Operations
-------------------------------------------------

Revenues -- Total revenues were $2.1 billion in the first quarter of 1998 compared to $2.7 billion in the first quarter of 1997. The 22 percent decrease in 1998 was primarily due to lower refined product prices and lower revenues from resales of purchased crude oil.

Costs and Expenses -- Total pretax costs and expenses were $2.0 billion in the first quarter of 1998 compared to $2.7 billion in the first quarter of 1997. The 26 percent decrease in 1998 was primarily due to lower crude oil and refined product acquisition costs largely as a result of a decline in crude oil prices, and lower resales of purchased crude oil. Also contributing to the decrease was the absence of a provision for employee termination benefits and related costs.


                            FINANCIAL CONDITION

Cash and Working Capital
------------------------

At March 31, 1998, Sun had cash and cash equivalents of $93 million compared to $33 million at December 31, 1997, and had a working capital deficit of $29 million compared to a working capital deficit of $216 million at December 31, 1997. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets.
The current replacement cost of all such inventories exceeds the carrying value at March 31, 1998 by $338 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital are adequate to support Sun's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first quarter of 1998, Sun's net cash used in operating activities was $8 million compared to $30 million of net cash used in operating activities in the first quarter of 1997. This $22 million improvement was primarily due to a decrease in working capital uses pertaining to operating activities.

Management believes that future cash provided by operating activities will be sufficient to satisfy Sun's capital requirements and to pay the current level of cash dividends on Sun's stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a $500 million revolving credit agreement ("Agreement") with commercial banks that provides access to short-term financing through September 2002. The Company can borrow directly from the participating banks under this Agreement or use it to support commercial paper issued by Sun. The Company also has access to short-term financing under non-committed money market facilities. At March 31, 1998 and December 31, 1997, there were no amounts outstanding related to the above short-term borrowing arrangements.

The following table sets forth amounts outstanding related to Sun's other borrowings (in millions of dollars):

                                           At                 At
                                        March 31         December 31
                                          1998               1997
                                        --------         -----------
Current portion of long-term debt         $  6              $ 12
Long-term debt                             824               824
                                          ----              ----
Total borrowings                          $830              $836
                                          ====              ====

Sun's debt-to-capital ratio was 35.8 percent at March 31, 1998 compared to
36.4 percent at December 31, 1997. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. Sun intends to utilize a portion of this borrowing capacity to finance its mid-1998 acquisition of AlliedSignal Inc.'s phenol facility in Philadelphia and related working capital. The approximately $185 million purchase price will be paid in installments over four years (see

Note 9 to the condensed consolidated financial statements). No commitments have been made with respect to any other investment opportunity which would require the use of a significant portion of Sun's remaining unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

In the first quarter of 1998, Sun transferred an interest in its cokemaking operations in East Chicago, IN, to a third party in exchange for $200 million in cash. The transferee is entitled to a preferential return from this cokemaking operation until certain cumulative return targets have been met.

                        DEPOSITARY SHARE REDEMPTION

On April 28, 1998, the Company announced that it will redeem all outstanding Sun depositary shares on May 28, 1998. Each depositary share represents ownership of one-half share of the Company's Series A cumulative preference stock. For a further discussion of this share redemption, see
Note 8 to the condensed consolidated financial statements.

                        FORWARD-LOOKING STATEMENTS

Those statements in the foregoing report that are not historical in nature should be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such statements generally will be accompanied by words such as "anticipate," "believe," "estimate," "expect," "forecast," "intend," "possible," "potential," "predict," "project," or other similar words that convey the uncertainty of future events or outcomes. Although Sun believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Such forward-looking statements involve risks and are inherently uncertain. Important factors that could cause actual results to differ materially from those projected in such statements are discussed below.

Sun's operating results are dependent upon the reliability and efficiency of the Company's operating facilities, the level of operating expenses and hazards common to operating facilities (including equipment malfunction, explosions, fires, oil spills and the effects of severe weather conditions). Plans for the construction, modernization or debottlenecking of refineries, chemical plants and/or cokemaking facilities, and the utilization and timing of production from these facilities are subject to many factors, including unplanned delays, and the issuance of applicable building, environmental and other permits. Sun's income and revenues are affected by market supply and demand for Sun's products and actions taken by competitors (including both pricing and expansion and retirement of refinery capacity in response to market conditions), as well as changes in industry-wide refining margins, market forces affecting the availability and pricing of oxygenates such as MTBE, changes in crude oil and other raw material costs, and world and regional events that could significantly increase volatility in the marketplace.

The ability to meet liquidity requirements, including the funding of the Company's capital program from operations, is subject to changes in commodity prices and crude oil supply that could be affected by factors beyond Sun's control, such as embargoes, the continued discovery and production of light sweet crude oil, or military conflicts involving (or internal instability in) one or more oil-producing countries. Other factors that could affect Sun's business include the continued availability of debt and equity financing, changes in labor relations, general economic conditions (including recessionary trends, inflation and interest and currency exchange rates), and civil, criminal, regulatory or administrative actions, claims or proceedings. Sun's operations could also be affected by domestic and international political, legislative, regulatory and legal actions, such as restrictions on production, restrictions on imports and exports, price controls, tax increases and retroactive tax claims, expropriation of property and cancellation of contract rights. Sun is impacted by laws pertaining to workers' health and safety, and current or amended state and federal environmental and other similar regulations (including, particularly, regulations dealing with gasoline composition and characteristics) or the judicial interpretation of such regulations.

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by Sun. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

                                  PART II
                             OTHER INFORMATION


Item 1.   Legal Proceedings

Many legal and administrative proceedings are pending against Sun.
Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sun at March 31, 1998.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     12   -    Statement re Sun Company, Inc. and Subsidiaries Computation
               of Ratio of Earnings to Fixed Charges for the Three-Month
               Period Ended March 31, 1998.

     27.1 -    Article 5 of Regulation S-X, Financial Data Schedule.

     27.2 - Restatement of Article 5 of Regulation S-X, Financial Data Schedule for the Six-Month Period Ended June 30, 1997 and Nine-Month Period Ended September 30, 1997.


Reports on Form 8-K:

     On March 27, 1998, a report on Form 8-K was filed to disclose under
     Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits," a press release issued by the Company announcing that Sun has signed a letter of intent to acquire AlliedSignal Inc.'s Phenol Facility in Philadelphia and related working capital.

     On April 28, 1998, a report on Form 8-K was filed to disclose under
     Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits," a press release issued by the Company announcing that it will redeem all of its outstanding depositary shares on May 28, 1998.

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

DATE May 11, 1998