Form 10-K/A
period 1997-12-31
SUN CO INC
filed 1998-06-25
CIK 95304

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

                           AMENDMENT NO. 1

          The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth in the pages attached hereto:

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

DATE      June 25, 1998

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction F to Form 10-K and Rule 15(d)-21 under the Securities Exchange Act of 1934, the financial statements required by Form 11-K with respect to the Sun Company, Inc. Capital Accumulation Plan are furnished as part of the Sun Company, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997. As permitted by the rules with respect to Form 11-K, plan financial statements for the Sun Company, Inc. Capital Accumulation Plan are furnished in accordance with the financial reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

                        REPORT OF INDEPENDENT AUDITORS

Plan Administrator
Sun Company, Inc. Capital Accumulation Plan

We have audited the accompanying statements of net assets available for plan benefits of the Sun Company, Inc. Capital Accumulation Plan (Plan) as of December 31, 1997 and 1996, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1997 and 1996 and the changes in its net assets available for plan benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of Assets Held for Investment Purposes at December 31, 1997 is presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and is not a required part of the basic financial statements. The Fund Information in the statements of net assets available for plan benefits and the statements of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedule and Fund Information have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Philadelphia, Pennsylvania
June 24, 1998

                                                            SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                              STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                AT DECEMBER 31, 1997


                                                                  U.S.                              DIVERSIFIED         CAPITAL
                                            EQUITY INDEX    EXTENDED MARKET      INTERNATIONAL      INVESTMENTS      PRESERVATION
ASSETS                                          FUND          EQUITY FUND             FUND              FUND              FUND
------                                     -------------    ---------------      --------------     -------------    --------------
Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)                     $197,092,425       $14,010,708         $11,521,107      $104,101,360       $228,702,986
Loans receivable from participants,
  including accrued interest (Note 1)                 --                --                  --                --                 --
Other receivables                                  3,524                --                  --             5,154             20,033
Interfund transfer receivable (payable)        1,208,559         1,098,746            (161,780)         (318,672)         1,550,878
                                            ------------       -----------         -----------      ------------       ------------
Total assets                                 198,304,508        15,109,454          11,359,327       103,787,842        230,273,897
                                            ------------       -----------         -----------      ------------       ------------

NET ASSETS AVAILABLE FOR PLAN
  BENEFITS (Notes 3 and 5)                  $198,304,508       $15,109,454         $11,359,327      $103,787,842       $230,273,897
                                            ============       ===========         ===========      ============       ============



                                                                             See accompanying notes to financial statements.

                                                           SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                        STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION - Continued
                                                                    AT DECEMBER 31, 1997



                                                    SUN
                                               COMMON STOCK
ASSETS                                             FUND                  ESOP FUND               LOAN FUND               TOTAL
------                                         ------------             -----------            ------------          ------------
Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)                        $52,821,963              $93,634,159             $        --          $701,884,708
Loans receivable from participants,
  including accrued interest (Note 1)                   --                       --              15,182,095            15,182,095
Other receivables                                       11                       19                      --                28,741
Interfund transfer receivable (payable)         (1,970,156)              (1,407,575)                     --                    --
                                               -----------              -----------             -----------          ------------
Total assets                                    50,851,818               92,226,603              15,182,095           717,095,544
                                               -----------              -----------             -----------          ------------

NET ASSETS AVAILABLE FOR PLAN
  BENEFITS (Notes 3 and 5)                     $50,851,818              $92,226,603             $15,182,095          $717,095,544
                                               ===========              ===========             ===========          ============


                                                                             See accompanying notes to financial statements.


                                                              SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                 FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                  U.S.                              DIVERSIFIED         CAPITAL
                                            EQUITY INDEX    EXTENDED MARKET      INTERNATIONAL      INVESTMENTS      PRESERVATION
                                                FUND         EQUITY FUND             FUND               FUND             FUND
                                            ------------    ---------------      --------------     ------------     -------------

Additions (deductions):
  Employees' contributions                  $  6,974,064     $   541,452          $   405,338       $  4,358,663     $  7,618,710

  Employers' contributions                     4,039,971         313,730              234,904          2,524,403        4,412,342

  Transfers and rollovers from
    tax-qualified plans (Note 1)               2,161,493         659,184              474,302          1,219,391         4,462,623

  Interfund transfers                         12,567,635       8,354,673            8,484,974         (4,071,807)       (1,253,037)

  Interest income (Note 3)                            --              --                   --                 --                --

  Increase in value of participation in
     Sun Company, Inc. Defined Contribution
     Master Trust (Notes 1 and 3)             47,468,111       1,856,386              102,413         20,261,576        15,951,023

  Benefits paid to participants (Note 5)     (17,327,709)       (677,408)            (895,497)       (11,617,811)      (42,793,158)

  Administrative expenses (Note 2)               (92,891)         (5,767)              (4,498)          (161,288)         (432,184)
                                            ------------     -----------          -----------       ------------      ------------
Net additions (deductions)                    55,790,674      11,042,250            8,801,936         12,513,127       (12,033,681)
Net assets available for plan benefits,
  January 1, 1997                            142,513,834       4,067,204            2,557,391         91,274,715       242,307,578
                                            ------------     -----------          -----------       ------------      ------------
Net assets available for plan benefits,
  December 31, 1997                         $198,304,508     $15,109,454          $11,359,327       $103,787,842      $230,273,897
                                            ============     ===========          ===========       ============      ============



                                                                             See accompanying notes to financial statements.


                                                              SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                  FOR THE YEAR ENDED DECEMBER 31, 1997



                                                    SUN
                                               COMMON STOCK
                                                   FUND                  ESOP FUND               LOAN FUND               TOTAL
                                               ------------            ------------            ------------          -------------
Additions (deductions):
  Employees' contributions                     $ 2,708,158             $        --              $        --          $ 22,606,385

  Employers' contributions                       1,570,139                      --                       --            13,095,489

  Transfers and rollovers from
    tax-qualified plans (Note 1)                   179,474                      262                      --             9,156,729

  Interfund transfers                           (3,787,466)             (21,010,548)                715,576                    --

  Interest income (Note 3)                              --                       --               1,182,598             1,182,598

  Increase in value of participation in
    Sun Company, Inc. Defined Contribution
    Master Trust (Notes 1 and 3)                23,321,263               47,677,820                      --           156,638,592

  Benefits paid to participants (Note 5)        (1,484,836)              (2,765,207)             (1,185,369)          (78,746,995)

  Administrative expenses (Note 2)                 (20,571)                 (38,615)                     --              (755,814)
                                               -----------             ------------             -----------          ------------
Net additions (deductions)                      22,486,161               23,863,712                 712,805           123,176,984

Net assets available for plan benefits,
  January 1, 1997                               28,365,657               68,362,891              14,469,290           593,918,560
                                               -----------             ------------             -----------          ------------
Net assets available for plan benefits,
  December 31, 1997                            $50,851,818             $ 92,226,603             $15,182,095          $717,095,544
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


                                                             SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                               STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION
                                                                         AT DECEMBER 31, 1996


                                                                  U.S.                              DIVERSIFIED         CAPITAL
                                            EQUITY INDEX    EXTENDED MARKET      INTERNATIONAL      INVESTMENTS      PRESERVATION
ASSETS                                          FUND          EQUITY FUND             FUND              FUND              FUND
------                                     -------------    ---------------      --------------     -------------    --------------
Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)                     $143,058,220        $2,922,949        $1,929,784        $92,107,260      $242,129,588
Loans receivable from participants,
  including accrued interest (Note 1)                 --                --                --                 --                --
Other receivables                                  1,330                25                17                837             2,193
Interfund transfer receivable (payable)         (481,364)        1,145,184           628,296           (639,030)          331,049
                                            ------------        ----------        ----------        -----------      ------------
Total assets                                 142,578,186         4,068,158         2,558,097         91,469,067       242,462,830
                                            ------------        ----------        ----------        -----------      ------------

LIABILITIES
-----------

Miscellaneous payables                            64,352               954               706            194,352           155,252
                                            ------------        ----------        ----------        -----------      ------------
Total liabilities                                 64,352               954               706            194,352           155,252
                                            ------------        ----------        ----------        -----------      ------------
NET ASSETS AVAILABLE FOR PLAN
  BENEFITS (Notes 3 and 5)                  $142,513,834        $4,067,204        $2,557,391        $91,274,715      $242,307,578
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

                                                           SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                                        STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS WITH FUND INFORMATION - Continued
                                                                   AT DECEMBER 31, 1996



                                                    SUN
                                               COMMON STOCK
ASSETS                                             FUND                  ESOP FUND               LOAN FUND               TOTAL
------                                         ------------             -----------            ------------          ------------
Investment in Sun Company, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)                        $28,494,427              $69,258,517             $        --          $579,900,745
Loans receivable from participants,
  including accrued interest (Note 1)                   --                       --              14,469,290            14,469,290
Other receivables                                      270                      609                      --                 5,281
Interfund transfer receivable (payable)           (117,093)                (867,042)                     --                    --
                                               -----------              -----------             -----------          ------------
Total assets                                    28,377,604               68,392,084              14,469,290           594,375,316
                                               -----------              -----------             -----------          ------------

LIABILITIES
-----------

Miscellaneous payables                              11,947                   29,193                      --               456,756
                                               -----------              -----------             -----------          ------------
Total liabilities                                   11,947                   29,193                      --               456,756
                                               -----------              -----------             -----------          ------------
NET ASSETS AVAILABLE FOR PLAN
  BENEFITS (Notes 3 and 5)                     $28,365,657              $68,362,891             $14,469,290          $593,918,560
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


                                                                  U.S.                              DIVERSIFIED         CAPITAL
                                            EQUITY INDEX    EXTENDED MARKET      INTERNATIONAL      INVESTMENTS      PRESERVATION
                                                FUND         EQUITY FUND             FUND               FUND             FUND
                                            ------------    ---------------      --------------     ------------     -------------

Additions (deductions):
  Employees' contributions                 $  6,192,751        $   25,145          $   13,961       $ 4,655,168      $  9,368,919

  Employers' contributions                    3,598,330            14,684               8,045         2,705,194         5,454,203

  Transfers and rollovers from
     tax-qualified plans (Note 1):
       Atlantic Savings Plan                  8,899,969                --                  --                --         8,867,434
       Other                                  1,174,089           126,982              84,054           865,286         1,237,215

  Interfund transfers                        14,308,465         3,857,544           2,411,794        (1,898,697)      (10,464,316)

  Dividends on Sun Common Stock (Note 3)             --                --                  --                --                --

  Interest income (Note 3)                           --                --                  --                --                --

  Income from collective trust funds (Note 3)        --                --                  --                --                --

  Increase in value of participation in
     Sun Company, Inc. Defined Contribution
     Master Trust (Notes 1 and 3)            23,795,755            46,856              41,325        10,529,681        16,092,422

  Net depreciation in fair value of Sun
    Common Stock (Note 3)                            --                --                  --                --                --

  Benefits paid to participants (Note 5)     (6,806,323)           (2,973)             (1,026)       (6,662,378)      (25,750,267)

  Administrative expenses (Note 2)             (128,657)           (1,034)               (762)         (291,107)         (448,779)
                                           ------------        ----------          ----------       -----------      ------------
Net additions (deductions)                   51,034,379         4,067,204           2,557,391         9,903,147         4,356,831

Net assets available for plan benefits,
  January 1, 1996                            91,479,455                --                  --        81,371,568       237,950,747
                                           ------------        ----------          ----------       -----------      ------------
Net assets available for plan benefits,
  December 31, 1996                        $142,513,834        $4,067,204          $2,557,391       $91,274,715      $242,307,578
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



                                                    SUN
                                               COMMON STOCK
                                                   FUND                  ESOP FUND               LOAN FUND               TOTAL
                                               ------------            ------------            ------------          -------------
Additions (deductions):
  Employees' contributions                     $ 3,263,908            $         --             $        --            $ 23,519,852

  Employers' contributions                       1,896,712                      --                      --              13,677,168

  Transfers and rollovers from
    tax-qualified plans (Note 1):
      Atlantic Savings Plan                             --                      --                      --              17,767,403
      Other                                        121,245                      --                      --               3,608,871

  Interfund transfers                             (836,114)            (13,240,866)              5,862,190                      --

  Dividends on Sun Common Stock (Note 3)           697,398               2,278,133                      --               2,975,531

  Interest income (Note 3)                              --                      --                 929,200                 929,200

  Income from collective trust funds (Note 3)       11,121                  35,314                      --                  46,435

  Increase in value of participation in
    Sun Company, Inc. Defined Contribution
    Master Trust (Notes 1 and 3)                 1,187,242               2,915,066                      --              54,608,347

  Net depreciation in fair value of Sun
    Common Stock (Note 3)                       (3,494,254)            (10,193,483)                     --             (13,687,737)

  Benefits paid to participants (Note 5)          (210,941)             (2,004,478)               (253,926)            (41,692,312)

  Administrative expenses (Note 2)                 (38,837)               (109,222)                     --              (1,018,398)
                                               -----------            ------------             -----------            ------------
Net additions (deductions)                       2,597,480             (20,319,536)              6,537,464              60,734,360

Net assets available for plan benefits,
  January 1, 1996                               25,768,177              88,682,427               7,931,826             533,184,200
                                               -----------            ------------             -----------            ------------
Net assets available for plan benefits,
  December 31, 1996                            $28,365,657            $ 68,362,891             $14,469,290            $593,918,560
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


                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                        NOTES TO FINANCIAL STATEMENTS


1.        GENERAL DESCRIPTION
          -------------------

          The Sun Company, Inc. Capital Accumulation Plan (Plan) is a combined profit-sharing and employee stock ownership plan. The Plan provides eligibility for membership for certain employees of Sun Company, Inc. and its participating subsidiary companies (collectively, Sun) who are paid in U.S. dollars and who have completed at least 1,000 hours of service with Sun in a twelve-month period. An eligible employee can join the Plan at any time starting with the first payroll period which begins on or next following the day after he or she gives written notice to the Plan Administrator. The ESOP Fund is an employee stock ownership plan, while the remaining funds form a profit-sharing plan.

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

          Pre-tax contributions by each participant may not exceed an annual limit which is subject to annual upward adjustment for increases in the cost of living as determined under Internal Revenue Service (IRS) regulations. This limit was $9,500 for both 1997 and 1996.

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

          The Plan contains a special provision designed to permit the Plan to borrow money to purchase a significant number of shares of Sun Common Stock. Such borrowing could only occur upon the action of the Board of Directors of Sun Company, Inc. If this should occur, the securities purchased with the proceeds of such a loan will not be allocated immediately to the accounts of Plan participants but will be held by the Plan in an unallocated suspense account. Securities will be released from the suspense account as the loan is repaid and will be allocated to participants' accounts according to the ratio which the participant's compensation bears to the compensation of all participants in the Plan. No participant contributions will be required or permitted in paying off the loan. Further, subject to applicable limitations imposed by Section 415 of the Code and limitations on allocations as set forth in the Plan, any securities which are allocated to participants' accounts as a result of the repayment of the loan may, in the discretion of the Plan Administrator, be used to satisfy Sun's obligation with respect to any Matching Employer Contributions. As of December 31, 1997, no borrowings had been approved.

          Effective April 1, 1998, a participant's account is credited daily with units representing interests held in each of the funds described below. Prior to this date, such crediting occurred at the end of each month. A participant's account balance is immediately 100% vested.

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

          The following table sets forth each fund's respective share of the total net assets of the corresponding Master Trust fund at December 31, 1997 and 1996:

                                                                                          1997                  1996
          Equity Index Fund                                                                 99.3226%                  99.4841%
          U.S. Extended Market Equity
            Fund*                                                                          100.0000%                 100.0000%
          International Fund*                                                              100.0000%                 100.0000%
          Diversified Investments Fund                                                      98.4328%                  98.7513%
          Capital Preservation Fund                                                         92.5522%                  93.2341%
          Sun Common Stock Fund**                                                          100.0000%                 100.0000%
          ESOP Fund**                                                                      100.0000%                 100.0000%
          -------------
           *Established as an investment alternative in October 1996.
          **The Plan's investments in the Sun Common Stock Fund and the ESOP
            Fund were transferred to the Master Trust on September 1, 1996.

          Set forth below is a brief description of these funds:

          Equity Index Fund - a fund to be invested by investment managers in a broadly diversified portfolio of common stocks, other types of equity investments and/or an index fund of large, established, well-known corporations. The fund may not be invested in any Sun Company, Inc. securities except that an index fund may contain Sun Company, Inc. securities. Effective January 23, 1998, the Equity Index Fund of the Master Trust is invested in an index fund maintained by Bankers Trust Company which is designed to approximate the performance of the Standard & Poor's 500 Composite Stock Index; however, alternate stock market indices and/or an actively managed portfolio could be substituted at any time. Prior to January 23, 1998, such index fund was maintained by Barclays Global Investors or its predecessor, Wells Fargo Institutional Trust Company.

          U.S. Extended Market Equity Fund - a fund to be invested by investment managers in a portfolio of common stocks, other types of equity investments and/or an index fund of small and medium-sized United States companies diversified across a broad range of industry sectors. Effective January 23, 1998, the U.S. Extended

                 SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                  NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

          Market Equity Fund of the Master Trust is invested in an index fund maintained by Bankers Trust Company which is designed to approximate the performance of the Russell 2500 Index; however, alternate stock market indices and/or an actively managed portfolio could be substituted at any time. Prior to January 23, 1998, the U.S. Extended Market Equity Fund was invested in an index fund designed to approximate the Wilshire 4500 Index maintained by Barclays Global Investors or its predecessor, Wells Fargo Institutional Trust Company.

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

                 SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                  NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------
          ESOP Fund - a fund to be invested principally in Sun Common Stock, which constitutes an employee stock ownership plan under
          Section 4975(e)(7) of the Code. Effective March 1, 1995, no contributions are invested directly in the ESOP Fund; prior to such date only company contributions were invested directly in the ESOP Fund.

          Each of the above funds may invest in short-term investments for purposes of administering the funds, including satisfying the transfer and withdrawal requests of participants.

          At December 31, 1997 and 1996, the Capital Preservation Fund of the Master Trust is principally invested in both standard and synthetic investment contracts. Identified below are the insurance companies and other financial institutions that have entered into standard investment contracts as of December 31, 1997 and 1996 with the Master Trust to pay interest on funds invested with them:

                                                  % of Master
                                                 Trust Capital
                                 Effective        Preservation
                                  Annual        Fund Net Assets
                                 Interest          at 12/31       Last
                                 Rate (Net      --------------- Maturity
Financial Institution           of Expenses)     1997    1996     Date
---------------------           ------------     -------------  --------
Hartford Life Insurance Company     8.31%          -%      2%    7/15/97
Metropolitan Life Insurance
  Company                           7.41%          3       2     9/15/99
New York Life Insurance Co.         7.35%          -       2     3/17/97
New York Life Insurance Co.         8.07%          3       4    10/16/00
Principal Mutual Life Insurance
  Company                           9.22%          -       4     6/30/97
Protective Life Insurance Company   6.74%          2       -     6/15/01
Prudential Asset Management Co.     5.53%          2       5     1/13/99
Safeco Life Insurance Companies     7.05%          2       2     6/15/00
Safeco Life Insurance Companies     6.55%          2       -    12/15/01
Security Life of Denver             6.60%          2       -     9/16/02
                                                  ---     ---
                                                  16%*    21%*
                                                  ===     ===
-------------
*The other 84% and 79% of net assets of the Capital Preservation Fund of the Master Trust at December 31, 1997 and 1996, respectively, are invested in synthetic investment contracts (77% and 72%) and in collective trust funds (7% and 7%) maintained by Bankers Trust Company and Barclays Global Investors.  The collective trust funds are comprised primarily of U.S. government-backed and agency obligations and short-term investments.

               SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                NOTES TO FINANCIAL STATEMENTS (Continued)


1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

          The Plan's relative interest in the standard investment contracts with insurance companies or other financial institutions described above represents the maximum potential credit losses from concentrations of credit risk in the Capital Preservation Fund in accordance with the provisions of Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" (SFAS No. 105). SFAS No. 105 requires that such potential credit losses be determined assuming
          (1) complete nonperformance by the counterparties to the transactions and (2) any related collateral has no value. There is no collateral associated with the standard investment contracts in the Capital Preservation Fund. Plan management believes that future credit losses of the Plan's investment in the Capital Preservation Fund of the Master Trust, if any, would not be material in relation to the Capital Preservation Fund's net assets available for plan benefits at December 31, 1997. There are no other significant concentrations of credit risk in other Plan assets.

          The Master Trust also has entered into synthetic investment contracts with Bankers Trust Company, National Westminster Bank plc, People's Security Life Insurance Company and Transamerica Life Companies. The synthetic investment contracts are composed of underlying assets and "wrappers", which are contracts that enable withdrawals to be made at contract value, rather than at the market value of the underlying assets. The contracts have underlying assets invested either directly or through collective trust funds in government agency-backed collateralized mortgage obligation issues, government and corporate bonds and other asset-backed securities. The contracts are presented below in two separate portfolios based upon the investment strategy for the underlying assets. The assets in the "Buy and Hold Portfolios" are expected to be held until maturity, while the "Managed Portfolios" are actively managed to reflect changing market conditions. Interest crediting rates for these contracts are reset at least quarterly, as specified in the respective contracts. The following table details for each contract respective interest crediting rates and percentage of the net assets of the Capital Preservation Fund of the Master Trust at December 31, 1997 and 1996:

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

                                                                                                   % of Master Trust
                                                                                                 Capital Preservation
                 Financial Institutions                            Average Interest                 Fund Net Assets
                 Providing Wrapper                                  Crediting Rate                     at 12/31
                 ----------------------                            ----------------               -------------------
                                                                   1997        1996               1997           1996
                                                                   ----        ----               ----           ----
                 Buy and Hold Portfolios:
                 -----------------------
                 Bankers Trust Company                              --%        8.25%                  --%          2%

                 National Westminster Bank plc                    6.64%        6.64%                   4           4

                 People's Security Life
                   Insurance Co.                                  5.90%        5.90%                   7           7

                 Transamerica Life Companies                      6.69%        6.68%                  13          12

                 Managed Portfolios:
                 ------------------
                 Bankers Trust Company                            6.98%        6.80%                  24          22

                 People's Security Life
                   Insurance Co.                                  6.85%        7.18%                  20          17

                 Transamerica Life Companies                      8.53%        8.05%                   9           8
                                                                                                     ----        ----
                                                                                                      77%         72%
                                                                                                     ====        ====

          Over time, the contracts will earn the rate of return of the underlying assets.

          The average interest crediting rates at December 31, 1997 and 1996 for all standard and synthetic investment contracts in the aggregate were 6.95% and 7.09%, respectively. The average yields for the years ended December 31, 1997 and 1996 for such contracts in the aggregate were 6.90% and 7.01%, respectively.

          Investment of Employers' Contributions:
          --------------------------------------

          Employer contributions are invested in each of the funds in the same proportion as the participant's contributions are invested in such funds.

          Investment Earnings Reinvestment/Distribution:
          ---------------------------------------------

          Earnings from dividends and interest in all funds (except the ESOP
          Fund) are retained by the Trustee and reinvested in the same fund. A participant who has funds in the ESOP Fund may elect to receive a payment equal to the dividends due on all Sun Common Stock attributable to his account in the ESOP Fund (dividend equivalents) if they exceed $10. Dividends on Sun Common Stock in the ESOP

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

          Fund for which a participant has not elected to receive an equivalent distribution, or which are not eligible for payment, are credited to his account in the ESOP Fund and are reinvested in Sun Common Stock by the Trustee.

          Rollovers, Withdrawals and Transfers:
          ------------------------------------

          Certain employees of Sun may roll over the taxable portion of a distribution from a tax-qualified plan of a previous employer into the Plan, provided certain conditions imposed by the Plan Administrator are met. Effective July 1, 1996, the Atlantic Savings Plan was merged into the Plan and all participants in the Atlantic Savings Plan became participants in the Plan. Such transfers are separately reflected by fund in the statement of changes in net assets available for plan benefits.

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

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

          Withdrawals from the Equity Index Fund, U.S. Extended Market Equity Fund, International Fund and Diversified Investments Fund are made in cash only while those from the Capital Preservation Fund may be made in cash or as an annuity. Withdrawals from the Sun Common Stock Fund and the ESOP Fund are made in the form of Sun Common Stock or cash at the participant's discretion. Effective April 1, 1998, withdrawals of Sun Common Stock are valued at the closing market prices on the last business day of the week in which the notice of withdrawal has been processed by the Plan. Prior to this date, withdrawals of Sun Common Stock were valued at the closing market prices of the month in which the notice of withdrawal had been processed. Withdrawals will be distributed from participants accounts in the following order:

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

          A participant may transfer investments among all Funds (except the Loan Fund), subject generally to the following rules. A participant may elect to change the investment allocation percentage for any Fund (except the Loan Fund) or elect to transfer a specified dollar amount from the Equity Index Fund, U.S. Extended Market Equity Fund, International Fund, Diversified Investments Fund and Capital Preservation Fund or share equivalents from the Sun Common Stock and ESOP Funds. Effective April 1, 1998, transfers or changes in fund allocation percentages may be made daily. Prior to this date, such transfers or changes in fund allocation percentages were permitted on a monthly basis.

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

                   SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.        SUPPLEMENTAL INFORMATION
          ------------------------

          The net asset value per unit and the number of units in the Plan at December 31, 1997 and 1996, respectively, are as follows:

                         At December 31, 1997     At December 31, 1996
                         --------------------     --------------------
                         Net Asset     Number     Net Asset     Number
                           Value         of         Value         of
                         Per Unit      Units      Per Unit      Units
                         --------     -------     --------     -------
Equity Index Fund        $10.579    18,745,109     $7.929     17,973,746
U.S. Extended Market
  Equity Fund             $1.293    11,685,579     $1.025      3,968,004
International Fund        $1.131    10,043,614     $1.039      2,461,395
Diversified Investments
  Fund                    $5.727    18,122,550     $4.656     19,603,676
Capital Preservation
  Fund                    $3.937    58,489,687     $3.689     65,683,811
Sun Common Stock Fund     $1.132    44,922,101     $ .657     43,174,516
ESOP Fund                 $2.491    37,023,927     $1.447     47,244,569


          Net asset value per unit is computed on a monthly basis by dividing the value of all members' accounts by the units outstanding.

                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

3.        SUPPLEMENTAL INFORMATION (Continued)
          ------------------------------------

          The increase in value of participation in the Sun Company, Inc. Defined Contribution Master Trust by fund for the years ended December 31, 1997 and 1996 was composed of the following:

                                                                                 1997
                                            --------------------------------------------------------------------------------
                                               Equity       U.S. Extended                      Diversified       Capital
                                               Index        Market Equity    International     Investments     Preservation
                                               Fund             Fund              Fund             Fund           Fund
                                            ------------    --------------   -------------     -----------     -------------
     Dividend income                       $        --        $       --         $     --     $        --       $        --
     Interest income                                --                --               --              --        14,993,486
     Income from collective trust funds        908,540           140,548          118,720       4,041,864           913,405
     Net appreciation (depreciation)
      in fair value of instruments          46,559,571         1,715,838          (16,307)     16,219,712            44,132
                                           -----------        ----------         --------     -----------       -----------
                                           $47,468,111        $1,856,386         $102,413     $20,261,576       $15,951,023
                                           ===========        ==========         ========     ===========       ===========

                                                                                 1997
                                                            ----------------------------------------------
                                                              Sun Common
                                                              Stock Fund       ESOP Fund          Total
                                                            --------------     ----------      -----------
      Dividend income                                        $ 1,241,879      $ 2,562,420     $  3,804,299
      Interest income                                                 --               --       14,993,486
      Income from collective trust funds                          23,251           38,475        6,184,803
      Net appreciation (depreciation)
       in fair value of instruments                           22,056,133       45,076,925      131,656,004
                                                             -----------      -----------     ------------
                                                             $23,321,263      $47,677,820     $156,638,592
                                                             ===========      ===========     ============


      ------------------------------------

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
                                            ===========        =======          =======       ===========        ===========

                                                                                 1996
                                                            ----------------------------------------------
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
                                                              ==========       ==========      ===========
-------------
*Reflects the increase in value of participation in the Master Trust from September 1, 1996 (the date the Sun
 Common Stock was transferred to the Master Trust) to December 31, 1996.  Prior to the transfer, the individual components of the increase (decrease) in value are separately reflected in the statement of changes in net assets available for plan benefits.


                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

4.        TAX STATUS
          ----------

          By letter dated September 16, 1995, the IRS ruled that the Plan is qualified as a tax-exempt plan with an underlying trust under Sections 401(a), 401(k) and 501(a) of the Code and as an employee stock ownership plan under Section 4975 (e)(7) of the Code.


5.        RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500
          ---------------------------------------------------

          The following is a reconciliation of net assets available for plan benefits per the financial statements to the Internal Revenue Service
          Form 5500 at December 31, 1997 and 1996:

                                                 1997           1996
                                             ------------   ------------
     Net assets available for plan
       benefits per the financial
       statements                            $717,095,544   $593,918,560

     Less: Benefit payments requested
       by participants which have not
       yet been paid at December 31            (4,384,000)    (4,459,637)
                                             ------------   ------------
     Net assets available for plan
       benefits per the Form 5500            $712,711,544   $589,458,923
                                             ============   ============

                  SUN COMPANY, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

5.        RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500 (Continued)
          ---------------------------------------------------------------

          The following is a reconciliation of benefits paid to participants per the financial statements to the Internal Revenue Service Form 5500 for the years ended December 31, 1997 and 1996:

                                                 1997           1996
                                             ------------   ------------
     Benefits paid to participants per
       the financial statements              $78,746,995    $41,692,312

     Add: Benefit payments requested by
       participants which have not yet
       been paid at December 31                4,384,000      4,459,637

     Less: Benefit payments requested by
       participants during the preceding
       year which were paid during the
       current year                           (4,459,637)    (3,362,844)
                                             -----------    -----------
     Benefits paid to participants per
       the Form 5500                         $78,671,358    $42,789,105
                                             ===========    ===========

          Withdrawals requested by participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.


6.        YEAR 2000 INFORMATION PROCESSING (UNAUDITED)
          --------------------------------------------

          A program is currently underway to evaluate and implement changes that will be necessary for the Plan to accurately process information at and beyond the Year 2000. The program consists of an evaluation of and changes to the Plan's information technology environment as well as an assessment of the ability of the Plan's major service providers to conduct business. Management expects that all of the Plan's systems will be Year 2000 compliant by mid-1999 and that the costs associated with this project will not be significant to the Plan. Furthermore, the Plan has not identified any material adverse Year 2000 consequences to date in connection with any of its third-party relationships.

                                                                                       SUN COMPANY, INC.
                                                                                   CAPITAL ACCUMULATION PLAN
                                                                                            PN 002
                                                                                        E.I. 23-1743282
                                                                                          SCHEDULE G
                                                                         PART I - ASSETS HELD FOR INVESTMENT PURPOSES
                                                                                FOR IRS FORM 5500 - ITEM 27(a)
                                                                                     AT DECEMBER 31, 1997


                                                      Description of Investment,
                                                       Including Maturity Date,
   Identity of Issue, Borrower, Lessor                   Rate of Interest, Par                    Cost            Current
   or Similar Party                                        or Maturity Value                      Value            Value
   -----------------------------------                --------------------------                  -----           -------

   LOANS RECEIVABLE FROM PARTICIPANTS                 8.25% - 8.50% with various             $         --      $ 15,182,095
                                                      maturity dates (last maturity          ------------      ------------
                                                      date - 12/31/07)


   VALUE OF INTEREST IN MASTER TRUST
   --------------------------------
   Sun Company, Inc. Defined Contribution Master Trust
      Equity Index Fund                                        18,745,109 units                101,327,040      197,092,425
      U.S. Extended Market Equity Fund                         11,685,579 units                 12,261,596       14,010,708
      International Fund                                       10,043,614 units                 11,552,434       11,521,107
      Diversified Investments Funds                            18,122,550 units                102,733,763      104,101,360
      Capital Preservation Fund                                58,489,687 units                228,742,129      228,702,986
      Sun Common Stock Fund                                    44,922,101 units                 37,259,188       52,821,963
      ESOP Fund                                                37,023,927 units                 60,569,204       93,634,159
                                                                                              ------------     ------------
                                                                                               554,445,354      701,884,708
                                                                                              ------------     ------------
                                                                                              $554,445,354     $717,066,803
                                                                                              ============     ============

/TABLE

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(a)     The following document is filed as part of this report:

        3.     Exhibits:

               23.1 - Consent of Ernst & Young LLP for the Sun Company,
                      Inc. Capital Accumulation Plan.