Form 10-Q
period 1998-06-30
SUN CO INC
filed 1998-08-07
CIK 95304

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549

                                        FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

At June 30, 1998, there were 93,479,295 shares of Common Stock, $1 par value outstanding.

                                    SUN COMPANY, INC.
                                    -----------------

                                          INDEX



                                                                      Page No.
                                                                      --------

PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Statements of Income
             for the Six Months Ended June 30, 1998 and
             1997                                                        3

             Condensed Consolidated Statements of Income
             for the Three Months Ended June 30, 1998
             and 1997                                                    4

             Condensed Consolidated Balance Sheets at
             June 30, 1998 and December 31, 1997                         5

             Condensed Consolidated Statements of Cash
             Flows for the Six Months Ended June 30,
             1998 and 1997                                               6

             Notes to Condensed Consolidated Financial
             Statements                                                  7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                 14

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                          22

   Item 4. Submission of Matters to a Vote of Security
             Holders                                                    22

   Item 6.   Exhibits and Reports on Form 8-K                           23



SIGNATURE                                                               25

                                         PART I
                                  FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------

                                                                   For the Six Months
                                                                      Ended June 30
                                                                   -------------------
                                                                   1998        1997
                                                                 ------      ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                         $4,252      $5,310
Interest income (Note 2)                                             17           4
Other income (Note 3)                                                39          23
                                                                 ------      ------
                                                                  4,308       5,337
                                                                 ------      ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                      2,886       3,893
Selling, general and administrative expenses                        247         267
Consumer excise taxes                                               756         753
Payroll, property and other taxes                                    44          41
Depreciation, depletion and amortization                            124         130
Provision for employee terminations (Note 4)                         --          32
Interest cost and debt expense                                       38          38
Interest capitalized                                                 (5)         (1)
                                                                 ------      ------
                                                                  4,090       5,153
                                                                 ------      ------
Income before income tax expense                                    218         184
Income tax expense                                                   70          61
                                                                 ------      ------
NET INCOME                                                          148         123
Dividends on preference stock (Note 8)                              (20)        (22)
                                                                 ------      ------
Net income attributable to common shareholders                   $  128      $  101
                                                                 ======      ======
Net income per share of common stock (Note 5):
  Basic                                                           $1.71       $1.39
  Diluted                                                         $1.55       $1.26

Weighted average number of shares outstanding:
  Basic                                                            74.9        72.9
  Diluted                                                          95.6        97.9

Cash dividends paid per share:
  Preference stock (Note 8)                                     $1.6516       $1.80
  Common stock                                                     $.50        $.50

                                (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sun Company, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------

                                                                  For the Three Months
                                                                      Ended June 30
                                                                  --------------------
                                                                   1998        1997
                                                                 ------      ------
                                                           (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                         $2,166      $2,577
Interest income                                                       5           2
Other income                                                         19          14
                                                                 ------      ------
                                                                  2,190       2,593
                                                                 ------      ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                      1,431       1,805
Selling, general and administrative expenses                        128         140
Consumer excise taxes                                               398         392
Payroll, property and other taxes                                    20          17
Depreciation, depletion and amortization                             62          64
Interest cost and debt expense                                       17          19
Interest capitalized                                                 (2)         (1)
                                                                 ------      ------
                                                                  2,054       2,436
                                                                 ------      ------
Income before income tax expense                                    136         157
Income tax expense                                                   44          52
                                                                 ------      ------
NET INCOME                                                           92         105
Dividends on preference stock (Note 8)                               (9)        (11)
                                                                 ------      ------
Net income attributable to common shareholders                   $   83      $   94
                                                                 ======      ======
Net income per share of common stock (Note 5):
  Basic                                                           $1.05       $1.29
  Diluted                                                          $.97       $1.07

Weighted average number of shares outstanding:
  Basic                                                            79.1        72.8
  Diluted                                                          95.2        97.8

Cash dividends paid per share:
  Preference stock (Note 8)                                      $.7516        $.90
  Common stock                                                     $.25        $.25

                                (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sun Company, Inc. and Subsidiaries

                                                                 At            At
                                                               June 30     December 31
                                                                1998          1997*
(Millions of Dollars)                                    (UNAUDITED)
--------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                    $   11         $   33
Accounts and notes receivable, net                              542            671
Inventories:
  Crude oil                                                     186            150
  Refined products                                              259            214
  Materials, supplies and other                                  77             67
Deferred income taxes                                           105            113
                                                             ------         ------
Total Current Assets                                          1,180          1,248

Investments and long-term receivables                           121            137
Properties, plants and equipment                              6,097          5,838
Less accumulated depreciation, depletion
  and amortization                                            2,837          2,774
                                                             ------         ------
Properties, plants and equipment, net                         3,260          3,064
Deferred charges and other assets                               220            218
                                                             ------         ------
Total Assets                                                 $4,781         $4,667
                                                             ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                             $  569         $  830
Accrued liabilities                                             443            534
Short-term borrowings (Note 9)                                   22             --
Current portion of long-term debt (Note 9)                       68             12
Taxes payable                                                   134             88
                                                             ------         ------
Total Current Liabilities                                     1,236          1,464

Long-term debt (Note 9)                                         859            824
Retirement benefit liabilities                                  487            477
Deferred income taxes                                           110             73
Other deferred credits and liabilities (Note 6)                 544            367
Commitments and contingent liabilities (Note 7)
Shareholders' equity (Note 8)                                 1,545          1,462
                                                             ------         ------
Total Liabilities and Shareholders' Equity                   $4,781         $4,667
                                                             ======         ======

----------
*Reclassified to conform to the 1998 presentation.

                                (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sun Company, Inc. and Subsidiaries
(Millions of Dollars)
-------------------------------------------------------------------------

                                                                   For the Six Months
                                                                     Ended June 30
                                                                 --------------------
                                                                   1998        1997
                                                                  -----       -----
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 148       $ 123
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Provision for employee terminations                              --          32
    Depreciation, depletion and amortization                        124         130
    Deferred income tax expense                                      46          62
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                                 126         191
      Inventories                                                   (70)        (47)
      Accounts payable and accrued liabilities                     (363)       (339)
      Taxes payable                                                  32          (8)
    Other                                                           (22)        (20)
                                                                  -----       -----
Net cash provided by operating activities                            21         124
                                                                  -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             (224)       (154)
  Acquisition of Philadelphia phenol facility,
    net of $109 seller financing                                    (48)         --
  Proceeds from divestments                                         103          92
  Other                                                              --           1
                                                                  -----       -----
Net cash used in investing activities                              (169)        (61)
                                                                  -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                            10          --
  Repayments of long-term debt                                       (6)         (1)
  Proceeds from transferred interest in coke-
    making operations                                               200          --
  Cash dividend payments                                            (55)        (59)
  Purchases of preference stock for retirement                       (2)         (8)
  Purchases of common stock for treasury                            (23)        (13)
  Proceeds from issuance of common stock under
    management incentive and employee option plans                   10           2
  Other                                                              (8)         (1)
                                                                  -----       -----
Net cash provided by (used in) financing activities                 126         (80)
                                                                  -----       -----
Net decrease in cash and cash equivalents                           (22)        (17)
Cash and cash equivalents at beginning of period                     33          67
                                                                  -----       -----
Cash and cash equivalents at end of period                        $  11       $  50
                                                                  =====       =====

                                (See Accompanying Notes)

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  ----------------------------------------------------

1.    General.

      The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the 1997 provision for employee terminations (Note 4). Results for the three and six months ended June 30, 1998 are not necessarily indicative of results for the full year 1998.

2.    Settlement of Income Tax Dispute.

      In March 1998, Sun settled an income tax dispute with the Internal Revenue Service related to certain deductions claimed in prior years. The settlement, which includes the recognition of $11 million of interest income, increased results of operations by $9 million after tax in the first quarter of 1998.

3.    Other Income.

      During the first six months of 1998, Oil Insurance Limited, a petroleum industry insurance consortium in which the Company is a member, paid a dividend to its shareholders. Sun's share of this dividend amounted to $8 million and is included in other income in the condensed consolidated statement of income for the six months ended June 30, 1998. The dividend increased Sun's results of operations by $5 million after tax in the first quarter of 1998.

4.    Employee Terminations.

      During the first quarter of 1997, Sun established a $32 million pretax accrual ($21 million after tax) for approximately 320 involuntary employee terminations and related costs. The employee reductions were throughout the organization and included senior management, support staff and operations personnel.

5.    Earnings Per Share.

      In the fourth quarter of 1997, Sun adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which replaced the disclosure of earnings per share ("EPS") on a primary and fully diluted basis with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effect of stock incentive awards. Diluted EPS is very similar to fully diluted EPS. All EPS amounts in the accompanying consolidated statements of income have been presented in accordance with SFAS No. 128. The new standard had no impact on previously reported six- and three-month EPS amounts except that basic EPS for the six months ended June 30, 1997 increased from $1.38 to $1.39 per share.

      Basic EPS was computed by dividing earnings after deducting dividends on preference stock by the weighted average number of common shares outstanding. Diluted EPS was determined by dividing earnings by the weighted average number of shares outstanding after giving effect to the assumed issuance of common stock under stock incentive awards and to the assumed redemption of preference shares for common stock prior to the actual redemption of the preference shares on May 28, 1998 (Note 8).

      The following table sets forth the computation of basic and diluted EPS for the six-month and three-month periods ended June 30, 1998 and 1997 (in millions, except per share amounts):

                                                     Six Months          Three Months
                                                        Ended                Ended
                                                       June 30              June 30
                                                    -------------        -------------
                                                    1998      1997      1998       1997
                                                    ----      ----      ----       ----
      Net income after dividends on
        preference stock (basic EPS
        numerator)                                  $128      $101       $83       $ 94
      Add: Dividends on preference stock              20        22         9         11
                                                    ----      ----       ---       ----
      Net income (diluted EPS numerator)            $148      $123       $92       $105
                                                    ====      ====       ===       ====
      Weighted average number of common
        shares outstanding (basic EPS
        denominator)                                74.9      72.9      79.1       72.8
      Add effect of dilutive securities:
        Redeemable preference shares                19.5      24.8      14.9       24.8
        Stock incentive awards                       1.2        .2       1.2         .2
                                                    ----      ----      ----       ----
      Weighted average number of shares
        (diluted EPS denominator)                   95.6      97.9      95.2       97.8
                                                    ====      ====      ====       ====

      Basic EPS                                    $1.71     $1.39     $1.05      $1.29
      Diluted EPS                                  $1.55     $1.26      $.97      $1.07


6.    Transferred Interests in Cokemaking Operations.

      In the first quarter of 1998, Sun transferred an interest in its cokemaking operations in East Chicago, IN, to a third party for $200 million in cash and, in 1995, transferred an interest in its Jewell cokemaking operations to another third party for $95 million in cash. The transferees are entitled to preferential returns from these respective cokemaking operations until certain cumulative return targets have been met. Sun did not recognize a gain or loss on these transactions. The outstanding balance attributable to the transferred interests in these operations totalled $252 million at June 30, 1998 and is reflected in other deferred credits and liabilities in the condensed consolidated balance sheet.

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

      Sun's MTBE purchases under this agreement for the first 12,600 barrels daily of MTBE production were based upon the formula price through May 1997 and the minimum price thereafter. The formula prices paid by Sun during most of 1996 were believed to have approximated prices of other MTBE long-term sales agreements in the marketplace. However, management believes that the contract market changed in the latter part of 1996 as feedstock-plus-fixed-priced contracts expired and were replaced by spot-market-price-based contracts, which have been more favorable to the purchaser. Management also believes that the spot market for MTBE had developed by the latter part of 1996. During the fourth quarter of 1996, spot market prices for MTBE were less than the prices paid by Sun under the off-take agreement with BEF. At that time, the Company expected this adverse relationship to continue into the future. Accordingly, a $130 million accrual ($85 million after tax) was established at December 31, 1996 for the estimated losses expected to be realized with respect to this agreement. During the first six months of 1998 and the full year 1997, actual MTBE purchase costs in excess of market prices totalling $21 and $65 million, respectively, were charged against the accrual.

      On June 30, 1998, Sun completed the sale of the wastewater treatment facility at its Toledo, Ohio refinery for $47 million in cash. No gain or loss was recognized on this transaction. In connection with the sale, the Company entered into a twenty-year service agreement with the purchaser of the facility to treat the Toledo refinery's wastewater.

      Sun is subject to numerous federal, state and local laws regulating the discharge of materials into, or otherwise relating to the protection of, the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sun to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sun's facilities and at third-party or formerly-owned sites. Under CERCLA, Sun is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 1998, Sun had been named as a PRP at 50 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sun has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sun's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

      Under various environmental laws, including RCRA, Sun has initiated corrective remedial action at its facilities, formerly-owned facilities and third-party sites and could be required to undertake similar actions at various other sites. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

      Sun establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable.
      The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):
                                                   At                   At
                                                 June 30            December 31
                                                  1998                 1997
                                                 -------            -----------
            Accrued liabilities                   $ 54                 $ 59
            Other deferred credits and
              liabilities                          135                  145
                                                  ----                 ----
                                                  $189                 $204
                                                  ====                 ====

      Pretax charges against income for environmental remediation amounted to $1 and $2 million for the six months ended June 30, 1998 and 1997, respectively. Claims for recovery of environmental liabilities that are probable of realization, which totalled $3 million at June 30, 1998, are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

      Many other legal and administrative proceedings are pending against Sun. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sun's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management of Sun believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sun at June 30, 1998. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sun's cash flows or liquidity.

8.    Shareholders' Equity.

                                                           At              At
                                                         June 30       December 31
                                                          1998            1997
                                                        --------       -----------
                                                 (Millions of Dollars)
      Cumulative preference stock - Series A,
       no par value                                      $   --          $  723
      Common stock, par value $1 per share                  132             132
      Capital in excess of par value                      1,388           1,361
      Earnings employed in the business                   1,523           1,430
                                                         ------          ------
                                                          3,043           3,646
      Less common stock held in treasury,
        at cost                                           1,498           2,184
                                                         ------          ------
      Total                                              $1,545          $1,462
                                                         ======          ======

      On May 28, 1998, the Company redeemed all of its 24,067,520 then outstanding depositary shares. Each depositary share represented ownership of one-half share of the Company's Series A cumulative preference stock. Under the terms of redemption, established when the depositary shares were issued in August 1995, each depositary share was redeemed in exchange for 0.949837 share of Sun's common stock plus accrued and unpaid dividends of $.3758 (or $.7516 per share of underlying preference stock). The depositary-to-common exchange rate represented the call price of $40 per depositary share payable in Sun common stock valued at $42.1125 per common share -- the average of the closing prices for Sun common stock on the New York Stock Exchange, as reported on the consolidated tape, for the five consecutive trading days from April 20 to April 24, 1998, inclusive. At the exchange rate of 0.949837 share of common stock for each depositary share, 22,859,633 shares of Sun common stock were reissued.

      In the first six months of 1998, the Company repurchased 573,500 shares of its common stock and 46,780 of its depositary shares on the open market for $25 million. At June 30, 1998, the Company had a remaining authorization from its Board of Directors to purchase up to $125 million of Company stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions.

9.    Acquisition of AlliedSignal Inc.'s Phenol Facility.

      On June 30, 1998, Sun acquired the Philadelphia phenol facility of AlliedSignal Inc. ("Allied") and related working capital for $157 million. Of this amount, $48 million was paid on the acquisition date and $109 million will be paid in installments over eighteen months. The acquisition has been accounted for as a purchase. The results of operations of this facility will be included in the consolidated statements of income subsequent to the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values. The following is a summary of the effects of this transaction on Sun's consolidated financial position as of the acquisition date (in millions of dollars):

           Allocation of purchase price:
             Inventories                                         $  20
             Properties, plants and equipment                      155
             Other assets                                            4
             Accounts payable and accrued liabilities               (1)
             Retirement benefit liabilities                         (5)
             Other liabilities                                     (16)
                                                                 -----
                                                                   157
                                                                 -----
           Seller financing:
             Short-term borrowings and current
               portion of long-term debt                           (74)
             Long-term debt                                        (35)
                                                                 -----
                                                                  (109)
                                                                 -----
           Cash paid on acquisition date                         $  48
                                                                 =====

     The phenol facility currently has the capacity to produce annually more than one billion pounds of phenol, 620 million pounds of acetone and 70 million pounds of alphamethylstyrene. In connection with this acquisition, Sun has agreed to supply Allied with approximately 735 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating its other phenol production costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           RESULTS OF OPERATIONS - SIX MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                               Six Months Ended
                                                    June 30
                                              ------------------
                                              1998       1997         Variance
                                              ----       ----         --------
                                                   (Millions of Dollars)

Sun Northeast Refining                        $ 40       $ 41          $ (1)

Sunoco Northeast Marketing                      26         37           (11)

Sunoco Chemicals                                17         41           (24)

Sun Lubricants                                   8         (6)           14

Sunoco MidAmerica Marketing &
  Refining                                      27         20             7

Sunoco Logistics                                26         27            (1)

Sun Coke                                        26         18             8

Corporate expenses                             (11)       (10)           (1)

Net financing expenses and other               (11)       (24)           13
                                              ----       ----          ----
                                               148        144             4

Special Item:
  Provision for employee terminations           --        (21)           21
                                              ----       ----          ----
Consolidated net income                       $148       $123          $ 25
                                              ====       ====          ====

Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the six-month period ended June 30, 1998, Sun earned $148 million, or $1.55 per share of common stock on a diluted basis, compared to net income of $123 million, or $1.26 per share, for the first six months of 1997. Excluding the $21 million after-tax provision for employee termination benefits shown separately in the Earnings Profile of Sun Businesses, Sun had income of $144 million in the first six months of 1997.

Sun Northeast Refining -- The Sun Northeast Refining business had income of $40 million in the first six months of 1998 versus income of $41 million in the first six months of 1997. The decrease in earnings was primarily due to the impact of a 4.0 million barrel decline in gasoline and distillate production caused by a substantial increase in the amount of scheduled and unscheduled refinery conversion unit downtime. The increased downtime reflects a 29-day shutdown of the 68,000 barrel-per-day catalytic cracking unit at the Girard Point facility due to an emergency power interruption from the local utility and subsequent start-up problems. A scheduled six-week modernization of this unit, which commenced on June 12, 1998, also contributed to the increased downtime. The unit was restarted on July 30, 1998. Higher refinery fuel costs due to increased natural gas prices also adversely impacted earnings. Partially offsetting these negative factors was the effect of a favorable foreign sweet crude oil market.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $26 million in the current six-month period versus income of $37 million in the first six months of 1997. Significantly lower retail gasoline margins, which were down almost three cents per gallon versus the first half of 1997, were partially offset by lower expenses ($10 million). Compared to the first six months of 1997, total gasoline sales volumes increased one percent; average throughput at the Company's direct sites improved three percent; and average merchandise sales per convenience store increased nine percent.

Sunoco Chemicals -- Sunoco Chemicals earned $17 million in the first six months of 1998 versus $41 million in the first six months of 1997. The decline in earnings was due to lower margins, particularly for polymer-grade propylene (down 50 percent) and cumene.

Sun Lubricants -- The Sun Lubricants business earned $8 million in the first six months of 1998, compared to a loss of $6 million in the 1997 six-month period. The improved results were due largely to higher margins for lubricants, waxes and residual fuels. Production volumes and results during the first six months of 1998 were limited by scheduled maintenance turnarounds at the Puerto Rico and Tulsa refineries. After completion of the Puerto Rico turnaround in mid-April, lubricants production at the facility increased from approximately eight thousand barrels daily to more than nine thousand barrels daily.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $27 million during the current six-month period versus $20 million in the first six months of 1997. The increase in earnings was largely due to higher refinery production (in 1998, input to the crude unit averaged 136.2 thousand barrels per day or 105 percent of rated capacity) and higher wholesale product margins. Also contributing to the improved results were nine percent higher retail gasoline volumes. Partially offsetting these positive factors were lower petrochemicals margins and the impact of a shutdown that limited refinery operations during the last week of June 1998. The shutdown was the result of a regional electricity emergency.

Sun Coke -- Sun Coke earned $26 million in the first six months of 1998 versus $18 million in the 1997 period. The increase in earnings was due to improved results at Sun's coal and cokemaking operations in Virginia and a $5 million after-tax income contribution from the Indiana Harbor cokemaking facility. The 1998 six-month results also included a $2 million tax benefit related to the settlement of an income tax dispute with the Internal Revenue Service.

Start-up of Sun's Indiana Harbor cokemaking operation in East Chicago, IN, commenced in the first quarter of 1998. The first battery of 67 new coke ovens began production in late March with the second and third 67-oven batteries commencing production in mid-April and early May, respectively. All four batteries, totalling 268 ovens, are now producing at close to the full rated capacity of 1.3 million tons of coke annually.

Net Financing Expenses and Other -- Net financing expenses and other totalled $11 million for the 1998 six-month period versus $24 million in the first six months of 1997. The $13 million decrease was primarily due to the recognition in the first quarter of 1998 of $5 million of after-tax earnings from a dividend paid to Sun by Oil Insurance Limited, a petroleum industry insurance consortium in which Sun is a member, and $7 million of after-tax interest income related to the federal income tax settlement discussed under Sun Coke above (see Notes 2 and 3 to the condensed consolidated financial statements).

Provision for Employee Terminations -- During the first quarter of 1997, Sun established a $32 million pretax accrual ($21 million after tax) for approximately 320 involuntary employee terminations and related costs. The employee reductions were throughout the organization and included senior management, support staff and operations personnel.

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $4.3 billion in the first six months of 1998 compared to $5.3 billion in the first six months of 1997. The 19 percent decrease in the first half of 1998 was primarily due to lower refined product prices. Lower revenues from resales of purchased crude oil also contributed to the decline.

Costs and Expenses -- Total pretax costs and expenses were $4.1 billion in the first six months of 1998 compared to $5.2 billion in the 1997 six-month period. The 21 percent decrease in the first half of 1998 was primarily due to lower crude oil and refined product acquisition costs largely as a result of a decline in crude oil prices. Lower resales of purchased crude oil also contributed to the decline along with lower selling, general and administrative expenses reflecting cost containment efforts and the absence of a provision for employee termination benefits and related costs.

                          RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sun Businesses (after tax)
----------------------------------------------

                                              Three Months Ended
                                                    June 30
                                              ------------------
                                              1998       1997         Variance
                                              ----       ----         --------
                                                   (Millions of Dollars)

Sun Northeast Refining                        $ 25       $ 37          $(12)

Sunoco Northeast Marketing                      11         17            (6)

Sunoco Chemicals                                 7         22           (15)

Sun Lubricants                                  11          2             9

Sunoco MidAmerica Marketing &
  Refining                                      25         20             5

Sunoco Logistics                                15         15            --

Sun Coke                                        15          9             6

Corporate expenses                              (5)        (5)           --

Net financing expenses and other               (12)       (12)           --
                                              ----       ----          ----
Consolidated net income                       $ 92       $105          $(13)
                                              ====       ====          ====


Analysis of Earnings Profile of Sun Businesses
----------------------------------------------

In the three-month period ended June 30, 1998, Sun earned $92 million, or $.97 per share of common stock on a diluted basis, compared to net income of $105 million, or $1.07 per share, for the second quarter of 1997.

Sun Northeast Refining -- The Sun Northeast Refining business had income of $25 million in the second quarter of 1998 versus income of $37 million in the second quarter of 1997. The decrease in earnings was primarily due to the impact of a 3.4 million barrel decline in gasoline and distillate production levels compared to the 1997 second quarter. The decline in production was principally a result of the 29 days of downtime at the Girard Point catalytic cracking unit due to the emergency power interruption from the local utility and subsequent start-up problems. The scheduled six-week modernization of this unit, which commenced on June 12, 1998, also contributed to the decline in production. Partially offsetting these negative factors was the effect of a favorable foreign sweet crude oil market.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $11 million in the current quarter versus income of $17 million in the second quarter of 1997. Lower retail gasoline margins, which were down over two cents per gallon versus the second quarter of 1997, were partially offset by lower expenses ($4 million). Compared to the second quarter of 1997, total gasoline sales volumes increased one percent; average throughput at the Company's direct sites improved three percent; and average merchandise sales per convenience store were over eight percent higher.

Sunoco Chemicals -- Sunoco Chemicals earned $7 million in the second quarter of 1998 versus $22 million in the second quarter of 1997. The decline in earnings was due to significantly lower margins, particularly for polymer-grade propylene (down 53 percent) and cumene. Chemicals production was lower by eight percent primarily due to the planned shutdown in early June 1998 of the cumene plant at Girard Point. The shutdown was related to the expansion work being done to increase cumene production capacity from 500 million pounds to 850 million pounds annually. The project was completed in late July 1998. All of the cumene production will be used in the production of phenol at the plant recently acquired from AlliedSignal (see Note 9 to the condensed consolidated financial statements).

Sun Lubricants -- The Sun Lubricants business earned $11 million in the 1998 second quarter versus $2 million in the 1997 second quarter. The improved results were due to higher margins for lubricants, waxes and residual fuels as well as a two percent increase in total production, including base oils. These results were achieved despite the carryover of the Puerto Rico refinery maintenance turnaround into April 1998.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $25 million during the current quarter, compared to $20 million in the 1997 second quarter. The increase in earnings was largely due to higher refinery production (input to the crude unit averaged 141.5 thousand barrels per day or 109 percent of capacity) and higher wholesale gasoline margins. Also contributing to the improved results were nine percent higher retail gasoline volumes. Partially offsetting these positive factors were lower petrochemicals margins and the impact of a shutdown that limited refinery operations during the last week of June 1998. The shutdown was the result of a regional electricity emergency.

Sun Coke -- Sun Coke earned $15 million in the second quarter of 1998 versus $9 million in the second quarter of 1997. The increase in earnings was due to improved results at Sun's coal and cokemaking operations in Virginia and a $4 million after-tax income contribution from the Indiana Harbor cokemaking facility. Coke production at Indiana Harbor totalled 172,000 tons during the second quarter of 1998 as production was being phased in.

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $2.2 billion in the second quarter of 1998 compared to $2.6 billion in the second quarter of 1997. The 15 percent decrease in the second quarter of 1998 was primarily due to lower refined product prices.

Costs and Expenses -- Total pretax costs and expenses were $2.1 billion in the second quarter of 1998 compared to $2.4 billion in the second quarter of 1997. The 13 percent decrease in the second quarter of 1998 was primarily due to lower crude oil and refined product acquisition costs largely as a result of a decline in crude oil prices. Also contributing to the decrease was lower selling, general and administrative expenses reflecting cost containment efforts.


                                   FINANCIAL CONDITION

Cash and Working Capital
------------------------

At June 30, 1998, Sun had cash and cash equivalents of $11 million compared to $33 million at December 31, 1997, and had a working capital deficit of $56 million compared to a working capital deficit of $216 million at December 31, 1997. Sun's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds the carrying value at June 30, 1998 by $272 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sun's cash and working capital are adequate to support Sun's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first six months of 1998, Sun's net cash provided by operating activities ("cash generation") was $21 million compared to $124 million in the first six months of 1997. This $103 million decrease in cash generation was primarily due to an increase in working capital uses pertaining to operating activities.

Management believes that future cash generation generally will be sufficient to satisfy Sun's capital requirements and to pay the current level of cash dividends on Sun's common stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a $500 million revolving credit agreement ("Agreement") with commercial banks that provides access to short-term financing through September 2002. The Company can borrow directly from the participating banks under this Agreement or use it to support commercial paper issued by Sun. The Company also has access to short-term financing under non-committed money market facilities.

The following table sets forth amounts outstanding related to the above short-term borrowing arrangements as well as Sun's other borrowings (in millions of dollars):

                                                  At                   At
                                               June 30            December 31
                                                 1998                 1997
                                               --------           -----------

Short-term borrowings                             $ 22                 $ --
Current portion of long-term debt                   68                   12
Long-term debt                                     859                  824
                                                  ----                 ----
Total borrowings                                  $949                 $836
                                                  ====                 ====

Sun's debt-to-capital ratio was 38.1 percent at June 30, 1998 compared to
36.4 percent at December 31, 1997. The increase in this ratio during the first half of 1998 was primarily attributable to the $109 million of debt, issued in connection with the acquisition of AlliedSignal Inc.'s phenol facility in Philadelphia, PA, which is payable during the 1998-99 period (see Note 9 to the condensed consolidated financial statements).

Management believes there is sufficient borrowing capacity available to pursue other strategic investment opportunities as they arise. No commitments have been made with respect to any other investment opportunity which would require the use of a significant portion of Sun's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

In the first quarter of 1998, Sun transferred an interest in its cokemaking operations in East Chicago, IN, to a third party in exchange for $200 million in cash. The transferee is entitled to a preferential return from this cokemaking operation until certain cumulative return targets have been met.

                               DEPOSITARY SHARE REDEMPTION

On May 28, 1998, the Company redeemed all of its outstanding depositary shares. Each depositary share represented ownership of one-half share of the Company's Series A cumulative preference stock. For a further discussion of this share redemption, see Note 8 to the condensed consolidated financial statements.

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



                                         PART II
                                    OTHER INFORMATION


Item 1.     Legal Proceedings

      Many legal and administrative proceedings are pending against Sun. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sun. Management of Sun believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sun at June 30, 1998.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Annual Meeting of the Company's shareholders was held on May 7, 1998. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations. At this meeting, the shareholders were requested (1) to elect a Board of Directors and (2) to approve the appointment of independent auditors. The following action was taken by the Company's shareholders with respect to each of the above items:

      1. Concerning the election of a Board of Directors of the Company, there was a total of 69,615,799 votes cast. The tabulation below sets forth the number of votes cast for, against or withheld (abstentions) for each director. There were no broker non-votes.

Item 4.     Submission of Matters to a Vote of Security Holders (Continued)

                                                                        Number
                                     Number           Number          "WITHHELD"
           NAME                       "FOR"          "AGAINST"       (ABSTENTIONS)
      --------------               ----------        ---------       ------------
      R. H. Campbell                68,741,324          874,375             245
      R. E. Cartledge               68,907,244          708,533             167
      R. E. Cawthorn                68,981,659          634,140             145
      J. G. Drosdick                69,000,714          614,977             253
      M. J. Evans                   68,761,473          853,152           1,319
      T. P. Gerrity                 68,949,230          666,569             145
      R. B. Greco                   68,890,831          724,968             145
      J. G. Kaiser                  68,986,044          629,753             147
      R. D. Kennedy                 68,931,613          683,815             516
      R. A. Pew                     68,866,788          747,408           1,748
      W. F. Pounds                  68,889,279          726,262             403
      G. J. Ratcliffe               68,945,599          669,942             403
      A. B. Trowbridge              68,889,581          725,529             834


      2. Concerning the motion to appoint Ernst & Young LLP as the Company's independent auditors, there was a total of 69,475,127 votes cast, with an aggregate of 69,305,206 votes cast in favor of such appointment and 169,921 against. There were 141,063 withheld (abstentions). There were no broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits:

      10.1 - Amended Schedule to the Form of Indemnification Agreement, individually entered into between Sun Company, Inc. and certain officers and directors of the Company. The Form of Indemnification Agreement is incorporated by reference to
               Exhibit 10.15 of the Company's 1995 Form 10-K filed March 7, 1996, File No. 1-6841.

      10.2 - Amendment No. 1998-1 to the Sun Company, Inc. Executive Incentive Plan, effective July 1, 1998.

      10.3 - Amendment No. 1998-3 to the Sun Company, Inc. Executive Retirement Plan, effective July 1, 1998.

      12    -  Statement re Sun Company, Inc. and Subsidiaries Computation of
               Ratio of Earnings to Fixed Charges for the Six-Month Period
               Ended June 30, 1998.

      27    -  Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

      On April 28, 1998, a report on Form 8-K was filed to disclose under
      Item 5 - "Other Events" and Item 7 - "Financial Statements and Exhibits," a press release issued by the Company announcing its intention to redeem all outstanding Sun depositary shares on May 28, 1998.

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




      SUN COMPANY, INC.



BY    s/ JOSEPH P. KROTT
      -----------------------
      Joseph P. Krott
      Comptroller
      (Principal Accounting Officer)

DATE  August 6, 1998