Form 10-Q
period 1998-09-30
SUNOCO INC
filed 1998-11-10
CIK 95304

	UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549

	FORM 10Q
(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

	OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number 1-6841

	SUNOCO, INC.
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

	SUN COMPANY, INC.
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	  X		  NO
	------		  ------

At September 30, 1998, there were 93,536,686 shares of Common Stock, $1 par value outstanding.

	SUNOCO, INC.
	------------

	INDEX



			Page No.
			--------

PART I.  FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Income
		for the Nine Months Ended September 30, 1998
		and 1997	3

		Condensed Consolidated Statements of Income
		for the Three Months Ended September 30, 1998
		and 1997	4

		Condensed Consolidated Balance Sheets at
		September 30, 1998 and December 31, 1997	5

		Condensed Consolidated Statements of Cash
		Flows for the Nine Months Ended September 30,
		1998 and 1997	6

		Notes to Condensed Consolidated Financial
		Statements	7

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of Operations		15

PART II. OTHER INFORMATION

	Item 1.	Legal Proceedings	 26

	Item 6.	Exhibits and Reports on Form 8-K	26


SIGNATURE		27

	PART I
	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------


For the Nine Months
Ended September 30
--------------------



1998
-----
1997
------

  (UNAUDITED)
REVENUES


Sales and other operating revenue (including
	consumer excise taxes)
$6,359
$7,944
Interest income (Note 2)
18
6
Other income (Note 3)

 62
------
36
------

 6,439
------
7,986
------
COSTS AND EXPENSES


Cost of products sold and operating expenses
4,272
5,737
Selling, general and administrative expenses
382
392
Consumer excise taxes
1,168
1,167
Payroll, property and other taxes
66
63
Depreciation, depletion and amortization
189
195
Provision for employee terminations (Note 4)
--
32
Interest cost and debt expense
58
58
Interest capitalized

(6)
------
(4)
------

6,129
------
7,640
------
Income before income tax expense
310
346
Income tax expense (Note 5)

82
------
112
------
NET INCOME
228
234
Dividends on preference stock (Note 9)

(20)
------
(33)
------
Net income applicable to common shareholders

$  208
======
$  201
======
Net income per share of common stock (Note 6):


Basic
$2.56
$2.77
Diluted
$2.39
$2.40



Weighted average number of shares outstanding:


Basic
81.1
72.6
Diluted
95.3
97.7



Cash dividends paid per share:


Preference stock (Note 9)
$1.6516
$2.70
Common stock
$.75
$.75

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------


For the Three Months
Ended September 30
---------------------



1998
-----
1997
------

(UNAUDITED)
REVENUES


Sales and other operating revenue (including
	consumer excise taxes)
$2,107
$2,634
Interest income
1
2
Other income

23
------
13
------

2,131
------
2,649
------
COSTS AND EXPENSES


Cost of products sold and operating expenses
1,386
1,844
Selling, general and administrative expenses
135
125
Consumer excise taxes
412
414
Payroll, property and other taxes
22
22
Depreciation, depletion and amortization
65
65
Interest cost and debt expense
20
20
Interest capitalized

(1)
------
(3)
------

2,039
------
2,487
------
Income before income tax expense
92
162
Income tax expense (Note 5)

12
------
51
------
NET INCOME
80
111
Dividends on preference stock (Note 9)

--
------
(11)
------
Net income applicable to common shareholders

$   80
======
$  100
======
Net income per share of common stock (Note 6):


Basic
$.86
$1.39
Diluted
$.85
$1.14



Weighted average number of shares outstanding:


Basic
93.5
72.1
Diluted
94.5
97.2



Cash dividends paid per share:


Preference stock (Note 9)
$--
$.90
Common stock
$.25
$.25

	(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

At
September 30
1998
At
December 31
1997*
(Millions of Dollars)                                  (UNAUDITED)
-------------------------------------------------------------------------
ASSETS


Current Assets


Cash and cash equivalents
$   81
$   33
Accounts and notes receivable, net
608
671
Inventories:


Crude oil
149
150
Refined products
289
214
Materials, supplies and other
74
67
Deferred income taxes

92
------
113
------
Total Current Assets
1,293
1,248



Investments and long-term receivables
125
137
Properties, plants and equipment
6,170
5,838
Less accumulated depreciation, depletion
	and amortization

2,877
------
2,774
------
Properties, plants and equipment, net
3,293
3,064
Deferred charges and other assets

216
------
218
------
Total Assets

$4,927
======
$4,667
======



LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities


Accounts payable
$  609
$  830
Accrued liabilities
454
534
Current portion of long-term debt (Note 10)
72
12
Taxes payable

237
------
88
------
Total Current Liabilities
1,372
1,464



Long-term debt (Note 10)
840
824
Retirement benefit liabilities
459
477
Deferred income taxes
132
73
Other deferred credits and liabilities (Note 7)
520
367
Commitments and contingent liabilities (Note 8)


Shareholders' equity (Note 9)

1,604
------
1,462
------
Total Liabilities and Shareholders' Equity

$4,927
======
$4,667
======

----------
*Reclassified to conform to the 1998 presentation.

	(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)
-------------------------------------------------------------------------


For the Nine Months
Ended September 30
--------------------



1998
-----
1997
-----

   (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS





CASH FLOWS FROM OPERATING ACTIVITIES


Net income
$ 228
$ 234
Adjustments to reconcile net income to net cash provided by operating activities:


Provision for employee terminations
--
32
Depreciation, depletion and amortization
189
195
Deferred income tax expense
79
92
Changes in working capital pertaining to
	operating activities:


Accounts and notes receivable
60
166
Inventories
(61)
(78)
Accounts payable and accrued liabilities
(320)
(295)
Taxes payable
134
(35)
Other

(56)
-----
(18)
-----
Net cash provided by operating activities

 253
-----
293
-----
CASH FLOWS FROM INVESTING ACTIVITIES:


Capital expenditures
(325)
(242)
Acquisition of Philadelphia phenol facility,
	net of $109 seller financing
(48)
--
Proceeds from divestments
108
110
Other

 (2)
-----
16
-----
Net cash used in investing activities

(267)
-----
(116)
-----
CASH FLOWS FROM FINANCING ACTIVITIES:


Net repayments of short-term borrowings
(12)
--
Repayments of long-term debt
(20)
(1)
Proceeds from transferred interest in coke-
	making operations
200
--
Cash dividend payments
(79)
(88)
Purchases of preference stock for retirement
(2)
(19)
Purchases of common stock for treasury
(23)
(103)
Proceeds from issuance of common stock under
	management incentive and employee option plans
12
36
Other

(14)
-----
(3)
-----
Net cash provided by (used in) financing activities

 62
-----
(178)
-----
Net increase (decrease) in cash and cash equivalents
48
(1)
Cash and cash equivalents at beginning of period

 33
-----
67
-----
Cash and cash equivalents at end of period

$  81
=====
$  66
=====

	(See Accompanying Notes)

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
	----------------------------------------------------

1.	General.

	The registrant (formerly Sun Company, Inc.) changed its name to Sunoco, Inc. ("Sunoco") effective November 6, 1998. The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the 1998 benefit from change in tax election (Note 5) and the 1997 provision for employee terminations (Note 4). Results for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the full year 1998.

2.	Settlement of Income Tax Dispute.

	In March 1998, Sunoco settled an income tax dispute with the Internal Revenue Service related to certain deductions claimed in prior years.
The settlement, which includes the recognition of $11 million of interest income, increased results of operations by $9 million after tax in the first quarter of 1998.

3.	Other Income.

	During the first nine months of 1998, Oil Insurance Limited, a petroleum industry insurance consortium in which the Company is a member, paid a dividend to its shareholders. Sunoco's share of this dividend amounted to $8 million and is included in other income in the condensed consolidated statement of income for the nine months ended September 30, 1998. The dividend increased Sunoco's results of operations by $5 million after tax in the first quarter of 1998.

4.	Employee Terminations.

	During the first quarter of 1997, Sunoco established a $32 million pretax accrual ($21 million after tax) for approximately 320 involuntary employee terminations and related costs. The employee reductions were throughout the organization and included senior management, support staff and operations personnel.

5.	Change in Tax Election.

	During the third quarter of 1998, Sunoco revoked its election under the Internal Revenue Code concerning the Puerto Rico possession tax credit. The revocation resulted in the recognition of a tax benefit which increased Sunoco's net income by $13 million in the third quarter of 1998. The increase in net income resulted primarily from recognition of additional tax benefits associated with a write-down of assets recorded in 1996 in connection with a project to reconfigure the Company's Puerto Rico refinery.

6.	Earnings Per Share.

	In the fourth quarter of 1997, Sunoco adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which replaced the disclosure of earnings per share ("EPS") on a primary and fully diluted basis with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effect of stock incentive awards. Diluted EPS is very similar to fully diluted EPS. All EPS amounts in the accompanying consolidated statements of income have been presented in accordance with SFAS No. 128. Basic and diluted EPS for the nine months ended September 30, 1997 and basic EPS for the three months ended September 30, 1997 were $.01 per share higher than the corresponding primary and fully diluted EPS amounts previously reported for these periods. Diluted EPS is the same as the previously reported fully diluted EPS for the three months ended September 30, 1997.

	Basic EPS was computed by dividing earnings after deducting dividends on preference stock by the weighted average number of common shares outstanding. Diluted EPS was determined by dividing earnings by the weighted average number of shares outstanding after giving effect to the assumed issuance of common stock under stock incentive awards and to the assumed redemption of preference shares for common stock prior to the actual redemption of the preference shares on May 28, 1998
(Note 9).

	The following table sets forth the computation of basic and diluted EPS for the nine-month and three-month periods ended September 30, 1998 and 1997 (in millions, except per share amounts):


Nine Months
Ended
September 30
--------------
Three Months
Ended
September 30
-------------

1998
----
1997
----
1998
----
1997
----
Net income after dividends on
	preference stock (basic EPS
	numerator)
$208
$201
$80
$ 100
Add: Dividends on preference stock
20
----
33
----
--
---
11
----
Net income (diluted EPS numerator)
$228
====
$234
====
$80
===
$111
====
Weighted average number of common
	shares outstanding (basic EPS
	denominator)
81.1
72.6
93.5
72.1
Add effect of dilutive securities:




Redeemable preference shares
13.0
24.8
--
24.5
Stock incentive awards
1.2
----
 .3
----
1.0
----
 .6
----
Weighted average number of shares
	(diluted EPS denominator)

95.3
====
97.7
====
94.5
====
97.2
====





Basic EPS
$2.56
$2.77
$.86
$1.39
Diluted EPS
$2.39
$2.40
$.85
$1.14


7.	Transferred Interests in Cokemaking Operations.

	In the first quarter of 1998, Sunoco transferred an interest in its Indiana Harbor cokemaking operations in East Chicago, IN, to a third party for $200 million in cash. In 1995, Sunoco transferred an interest in its Jewell cokemaking operations in Vansant, VA, to another third party for $95 million in cash. The transferees are entitled to preferential returns from these respective cokemaking operations until certain cumulative return targets have been met.
Sunoco did not recognize a gain or loss on these transactions. The outstanding balance attributable to the transferred interests in these operations totalled $237 and $69 million at September 30, 1998 and December 31, 1997, respectively, and is reflected in other deferred credits and liabilities in the condensed consolidated balance sheets.

8.	Commitments and Contingent Liabilities.

	A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a $225 million methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. The facility was completed during 1995.

	In order to obtain a secure supply of oxygenates for the manufacture of reformulated gasoline, Sunoco entered into an off-take agreement with BEF whereby Sunoco agreed to purchase all of the MTBE production
from the 	plant.  For the first 14,000 barrels daily of production,
Sunoco agreed to pay BEF prices through May 1997 based on the market value of MTBE feedstocks (methanol and butane) plus a fixed amount per gallon (the "formula price"), and thereafter through May 2000 based on the then-existing MTBE prices per gallon in the contract market (the "contract market price"). However, the price to be paid by Sunoco for the first 12,600 barrels daily of MTBE production through May 2000, at a minimum, will equal the sum of BEF's annual raw material and operating costs associated with this production plus BEF's debt service payments (collectively, the "minimum price") if the minimum price per gallon exceeds the applicable formula or contract market price.  After May 2000, Sunoco and BEF will negotiate a new price for
the last four years of the agreement based 	upon the market conditions
existing at that time.

	Sunoco's MTBE purchases under this agreement for the first 14,000 barrels daily of MTBE production were based upon the formula price through May 1997. Thereafter, the first 12,600 barrels daily of MTBE purchases under the agreement have been based upon the minimum price.
The formula prices paid by Sunoco during most of 1996 were believed to have approximated prices of other MTBE long-term sales agreements in the marketplace. However, management determined that the contract market changed in the latter part of 1996 as feedstock-plus-fixed-priced contracts expired and were replaced by spot-market-price-based contracts, which have been more favorable to the purchaser.
Management also determined that the spot market for MTBE had developed by the latter part of 1996. During the fourth quarter of 1996, spot market prices for MTBE were less than the prices paid by Sunoco under the off-take agreement with BEF. At that time, the Company expected this adverse relationship to continue into the future. Accordingly, a $130 million accrual ($85 million after tax) was established at December 31, 1996 for the estimated losses expected to be realized with respect to this agreement. During the first nine months of 1998 and the full year 1997, actual MTBE purchase costs in excess of spot market prices totalling $32 and $65 million, respectively, were charged against the accrual. The accrual has a remaining balance of $33 million as of September 30, 1998.

	The $130 million loss accrual was primarily based on the Company's marketplace assumptions concerning the worldwide supply and demand for MTBE through May 2000. At December 31, 1996, the Company believed that MTBE demand would increase in 1999 largely as a result of various jurisdictions electing to voluntarily comply with (or opt into) the reformulated gasoline requirements of the Clean Air Act by the end of 1998. To date, the number of "opt ins" has been lower than what the Company had originally anticipated and certain other jurisdictions are considering "opting out" of the voluntary reformulated fuel requirements. If these or other market factors prevent MTBE demand from increasing in the future, an additional loss accrual may be necessary.

	On June 30, 1998, Sunoco completed the sale of the wastewater treatment facility at its Toledo, Ohio refinery for $47 million in cash. No gain or loss was recognized on this transaction. In connection with the sale, the Company entered into a twenty-year service agreement with the purchaser of the facility to treat the Toledo refinery's wastewater.

	Sunoco is subject to numerous federal, state and local laws regulating the discharge of materials into or otherwise relating to the protection of the environment. The Comprehensive Environmental
Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly-owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 1998,
Sunoco had been named as a PRP at 50 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

	Under various environmental laws, including RCRA, Sunoco has initiated corrective remedial action at its facilities, formerly-owned facilities and third-party sites and could be required to undertake similar actions at various other sites. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

	Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable.
The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):


At
September 30
1998
------------
At
December 31
1997
-----------
Accrued liabilities
$ 48
$ 59
Other deferred credits and
  liabilities

133
----
145
----

$181
====
$204
====

	Pretax charges against income for environmental remediation amounted to $4 and $3 million for the nine months ended September 30, 1998 and 1997, respectively. Claims for recovery of environmental liabilities that are probable of realization, which totalled $4 million at September 30, 1998, are included in deferred charges and other assets in the condensed consolidated balance sheets.

	On October 4, 1996, Sunoco filed a complaint in Los Angeles County Superior Court, Jalisco Corporation, Inc., et al. v. Argonaut
Insurance Company, et al. (Case No. BC 158441), naming more than 45 insurance companies as defendants and seeking recovery under numerous insurance policies for certain environmental expenditures of Sunoco, including its predecessor companies and subsidiaries, arising from the ownership and operation of its businesses. While negotiations are currently underway with certain of the insurance companies to resolve a portion of this litigation, complete resolution could be protracted. Accordingly, the Company cannot quantify the ultimate outcome of this matter.

	Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco's liability at multi-party sites, if any, in light of the number, participation level and financial viability of other parties.

	Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sunoco's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management of Sunoco believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sunoco at September
30, 1998. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

9.	Shareholders' Equity.

At
September 30
1998
------------
At
December 31
1997
-----------

(Millions of Dollars)
Cumulative preference stock - Series A,
	no par value
$   --
$  723
Common stock, par value $1 per share
132
132
Capital in excess of par value
1,391
1,361
Earnings employed in the business
1,579
------
1,430
------

3,102
3,646
Less common stock held in treasury,
	at cost

1,498
------
2,184
------
Total
$1,604
======
$1,462
======


	On May 28, 1998, the Company redeemed all of its 24,067,520 then outstanding depositary shares. Each depositary share represented ownership of one-half share of the Company's Series A cumulative preference stock. Under the terms of redemption, established when the depositary shares were issued in August 1995, each depositary share was redeemed in exchange for 0.949837 share of Sunoco's common stock plus accrued and unpaid dividends of $.3758 (or $.7516 per share of underlying preference stock). The depositary-to-common exchange ratio represented the call price of $40 per depositary share payable in Sunoco common stock valued at $42.1125 per common share -- the average of the closing prices for Sunoco common stock on the New York Stock Exchange, as reported on the consolidated tape, for the five consecutive trading days from April 20 to April 24, 1998, inclusive.
At the exchange ratio of 0.949837 share of common stock for each depositary share, 22,859,633 shares of Sunoco common stock held in treasury were reissued.

	In the first nine months of 1998, the Company repurchased 573,500 shares of its common stock and 46,780 of its depositary shares on the open market for $25 million. These purchases were made under a $150 million authorization from the Company's Board of Directors to purchase Sunoco stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions.

	In August 1998, Sunoco entered into a forward purchase contract with a third party that provides the Company with an option to acquire up to
3.15 million shares of its common stock. These shares were purchased by the third party at an average cost of $37.65 per share and will be held by the third party until settlement of the forward purchase contract. The contract matures in February 2000 and provides for settlement at that time (or earlier, at the Company's option) at $37.65 per share plus a financing charge which is net of the dividends paid on the shares (the "forward price"). Sunoco can settle the
	forward purchase contract by electing either to purchase the shares for cash at the forward price or to settle on a net basis whereby
Sunoco would receive (pay) cash or shares of common stock, at its election, based on the excess (deficiency) of the aggregate market value of the 3.15 million shares of common stock over (under) the aggregate forward price at the settlement date. The Company intends to acquire the shares for cash. Purchase of the shares under the forward purchase contract would cause the Company to exhaust the remaining authorization under its $150 million share repurchase program. The Company does not intend to purchase any additional Sunoco stock prior to settlement of this contract.

10.	Acquisition of Phenol Facility.

	On June 30, 1998, Sunoco acquired the Philadelphia phenol facility of AlliedSignal Inc. ("Allied") and related working capital for $157 million. Of this amount, $48 million was paid on the acquisition date, $26 million was paid in the third quarter of 1998 and $83 million will be paid in installments over the next fifteen months.
The acquisition has been accounted for as a purchase. The results of operations of this facility have been included in the condensed consolidated statements of income subsequent to the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values. The following is a summary of the effects of this transaction
	on Sunoco's consolidated financial position as of the acquisition date (in millions of dollars):

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
			=====

	The phenol facility currently has the capacity to produce annually more than one billion pounds of phenol, 620 million pounds of acetone and 70 million pounds of alphamethylstyrene. In connection with this acquisition, Sunoco has agreed to supply Allied with approximately 735 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating its other phenol production costs.

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

	RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------


Nine Months Ended
September 30
-----------------


1998
----
1997
----
Variance
--------

    (Millions of Dollars)
Sun Northeast Refining
$ 53
$ 81
$(28)
Sunoco Northeast Marketing
43
50
(7)
Sunoco Chemicals
28
62
(34)
Sun Lubricants
13
3
10
Sunoco MidAmerica Marketing & Refining
38
43
(5)
Sunoco Logistics
42
39
3
Sun Coke
41
29
12
Corporate expenses
(17)
(16)
(1)




Net financing expenses and other

(26)
----
(36)
----
10
----

215
255
(40)
Special Items:



Benefit from change in tax election
13
--
13




Provision for employee terminations

  --
----
(21)
----
  21
----
Consolidated net income

$228
====
$234
====
$ (6)
====


Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the nine-month period ended September 30, 1998, Sunoco earned $228 million, or $2.39 per share of common stock on a diluted basis, compared to net income of $234 million, or $2.40 per share, for the first nine months of 1997. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $215 million in the first nine months of 1998 compared to $255 million in the first nine months of 1997.

Sun Northeast Refining -- The Sun Northeast Refining business had income of $53 million in the first nine months of 1998 versus income of $81 million in the first nine months of 1997. The decrease in earnings was primarily due to significantly lower refining margins. Also contributing to the decline was the impact of a 5.5 million barrel decline in gasoline and distillate production caused by a substantial increase in the amount of scheduled and unscheduled refinery conversion unit downtime. The increased downtime includes a 29-day shutdown of the 68,000 barrel-per-day catalytic cracking unit at the Girard Point facility due to an emergency power interruption by the local utility and related start-up problems. A subsequent scheduled six-week modernization of this unit also contributed to the increased downtime. Partially offsetting these negative factors was the effect of a favorable foreign sweet crude oil market.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $43 million in the current nine-month period versus income of $50 million in the first nine months of 1997. Lower retail gasoline margins, which were down almost two cents per gallon versus the first nine months of 1997, were partially offset by lower expenses ($5 million) and higher non-gasoline income. Compared to the first nine months of 1997, total gasoline sales volumes increased two percent; average throughput at the Company's direct sites improved four percent; and average merchandise sales per convenience store increased eleven percent.

Sunoco Chemicals -- Sunoco Chemicals earned $28 million in the first nine months of 1998 versus $62 million in the first nine months of 1997. The decline in earnings was due to lower margins, particularly for polymer-grade propylene (down over 50 percent) and cumene. Partially offsetting these negative factors was the income contribution ($6 million after tax) from Sunoco's phenol facility acquired on June 30, 1998 (see Note 10 to the condensed consolidated financial statements).

Sun Lubricants -- The Sun Lubricants business earned $13 million in the first nine months of 1998, compared to $3 million in the 1997 nine-month period. The improved results were due largely to higher margins for lubricants, waxes and residual fuels. Production volumes and earnings during the first nine months of 1998 were limited by scheduled maintenance turnarounds at the Puerto Rico and Tulsa refineries as well as by a two-week shutdown of the Puerto Rico refinery commencing on September 21 due to Hurricane Georges. A $1 million after-tax provision for repairs due to damage caused by the hurricane was recorded during the third quarter.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $38 million during the current nine-month period versus $43 million in the first nine months of 1997. The decrease in earnings was largely due to lower wholesale gasoline and petrochemicals margins. Partially offsetting these negative factors were seven percent higher retail gasoline volumes and slightly higher retail gasoline margins. Production levels increased one percent during the first nine months of 1998 despite crude unit maintenance and expansion work at the Toledo refinery during the second half of September 1998 and a one-week shutdown in June 1998 caused by a regional electricity emergency.

Sunoco Logistics -- Sunoco Logistics earned $42 million in the first nine months of 1998 versus $39 million in the first nine months of 1997. The increase in income was primarily due to improved results from Sunoco's Southwestern logistics operations. Higher throughput in the Eastern pipeline system also contributed to the improvement.

Sun Coke -- Sun Coke earned $41 million in the first nine months of 1998 versus $29 million in the 1997 nine-month period. The increase in earnings was primarily due to the income contribution of the Indiana Harbor cokemaking facility. Sun Coke results included benefits from the settlement of an income tax dispute with the Internal Revenue Service in 1998 and from insurance recoveries in 1997 each totalling approximately $2 million after tax.

Start-up of Sunoco's Indiana Harbor cokemaking operation in East Chicago, IN, commenced in the first quarter of 1998. The first battery of 67 new coke ovens began production in late March with the second, third and fourth 67-oven batteries commencing production in the April-May period. All four batteries, totalling 268 ovens, are now producing at close to the full rated capacity of 1.3 million tons of coke annually.

Net Financing Expenses and Other -- Net financing expenses and other totalled $26 million for the 1998 nine-month period versus $36 million in the first nine months of 1997. The $10 million decrease was primarily due to the recognition in the first quarter of 1998 of $5 million of after-tax earnings from a dividend paid to Sunoco by Oil Insurance Limited, a petroleum industry insurance consortium in which Sunoco is a member, and $7 million of after-tax interest income related to the federal income tax settlement discussed under Sun Coke above (see Notes 2 and 3 to the condensed consolidated financial statements).

Benefit from Change in Tax Election --During the third quarter of 1998, Sunoco revoked its election under the Internal Revenue Code concerning the Puerto Rico possession tax credit. The revocation resulted in the recognition of a tax benefit which increased Sunoco's net income by $13 million in the third quarter of 1998. The increase in net income results primarily from recognition of additional tax benefits associated with a write-down of assets recorded in 1996 in connection with the reconfiguration of the Company's Puerto Rico refinery.

Provision for Employee Terminations -- During the first quarter of 1997, Sunoco established a $32 million pretax accrual ($21 million after tax) for approximately 320 involuntary employee terminations and related costs. The employee reductions were throughout the organization and included senior management, support staff and operations personnel.

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $6.4 billion in the first nine months of 1998 compared to $8.0 billion in the first nine months of 1997. The 20 percent decrease was primarily due to lower refined product prices.

Costs and Expenses -- Total pretax costs and expenses were $6.1 billion in the first nine months of 1998 compared to $7.6 billion in the 1997 nine-month period. The 20 percent decrease was primarily due to lower crude oil and refined product acquisition costs largely as a result of a decline in crude oil prices.

	RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

Three Months Ended
September 30
------------------


1998
----
1997
----
Variance
--------

    (Millions of Dollars)
Sun Northeast Refining
$ 13
$ 40
$(27)
Sunoco Northeast Marketing
17
13
4
Sunoco Chemicals
11
21
(10)
Sun Lubricants
5
9
(4)
Sunoco MidAmerica Marketing & Refining
11
23
(12)
Sunoco Logistics
16
12
4
Sun Coke
15
11
4
Corporate expenses
(6)
(6)
--
Net financing expenses and other

(15)
----
(12)
----
(3)
----

67
111
(44)
Special Item:




Benefit from change in tax election

   13
----
--
----
   13
----
Consolidated net income

$ 80
====
$111
====
$(31)
====



Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended September 30, 1998, Sunoco earned $80 million, or $.85 per share of common stock on a diluted basis, compared to net income of $111 million, or $1.14 per share, for the third quarter of 1997. Excluding the $13 million benefit from the change in tax election shown separately in the Earnings Profile of Sunoco Businesses, Sunoco had income of $67 million in the third quarter of 1998.

Sun Northeast Refining -- The Sun Northeast Refining business earned $13 million in the third quarter of 1998 versus $40 million in the third quarter of 1997. The decrease in earnings was primarily due to signifi-cantly lower refining margins compared to last year's strong third quarter margins. Inputs to crude units averaged over 475,000 barrels daily (99 percent of rated capacity) during the third quarter of 1998. Production was limited, however, during most of July 1998 while modernization work on the Philadelphia refinery's Girard Point catalytic cracker was being completed. For the months of August and September 1998, the Northeast Refining system averaged close to 490,000 barrels daily of crude oil inputs and over 200,000 barrels daily of catalytic cracking throughput.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $17 million in the current quarter versus $13 million in the third quarter of 1997. The increase in earnings was due to slightly higher retail gasoline margins, which were up approximately one cent per gallon versus last year's low levels, a three percent increase in retail gasoline sales volumes and higher non-gasoline income. Partially offsetting these positive factors was a $4 million increase in expenses.

Sunoco Chemicals -- Sunoco Chemicals earned $11 million in the third quarter of 1998 versus $21 million in the third quarter of 1997. The decline in earnings was due to continued lower margins across most chemicals products, particularly polymer-grade propylene for which margins were less than half of third quarter 1997 levels. Chemicals production was also limited throughout most of July 1998 while the cumene unit was idled during completion of expansion work. Partially offsetting these negative factors was the income contribution ($6 million after tax) from Sunoco's phenol plant acquired on June 30, 1998.

Sun Lubricants -- The Sun Lubricants business earned $5 million in the 1998 third quarter versus $9 million in the 1997 third quarter. The decrease in earnings was primarily due to lower fuels margins, primarily for gasoline and distillates produced at Sunoco's Tulsa refinery. Hurricane Georges, which struck the island of Puerto Rico on September 21, 1998, resulted in a two-week shutdown of Sunoco's Puerto Rico refinery. A $1 million after-tax provision for repairs due to damage caused by the hurricane was recorded during the 1998 third quarter. These negative factors were partially offset by increased lubricants production and margins.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $11 million during the current quarter compared to $23 million in the 1997 third quarter. The decrease in earnings was largely due to significantly lower wholesale gasoline and chemical margins in the MidAmerica region compared to the very strong 1997 third quarter. Production levels were comparable to last year's third quarter despite crude unit maintenance and expansion work at the Toledo refinery during the second half of September 1998. Partially offsetting these negative factors were four percent higher sales volumes and slightly higher retail gasoline margins.

Sunoco Logistics --Sunoco Logistics earned $16 million in the third quarter of 1998 versus $12 million in the third quarter of 1997. The increase in income was primarily due to improved results from Sunoco's Southwestern logistics operations. Higher throughput in the Eastern pipeline system also contributed to the improvement.

Sun Coke -- Sun Coke earned $15 million in the third quarter of 1998 versus $11 million in the third quarter of 1997. The increase in earnings was due largely to the income contribution from the Indiana Harbor cokemaking facility, which produced 298,000 tons of coke during the third quarter of 1998. Third quarter 1997 results included approximately $2 million of after-tax gains from insurance recoveries.

Net Financing Expenses and Other -- Net financing expenses and other activities totalled $15 million for the third quarter of 1998 versus $12 million for the 1997 third quarter. The increase was primarily due to lower capitalized interest and the incremental interest expense attributable to the acquisition of the phenol facility on June 30, 1998.

Benefit from Change in Tax Election -- For a discussion of the $13 million tax benefit recognized in the third quarter of 1998, see Note 5 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $2.1 billion in the third quarter of 1998 compared to $2.6 billion in the third quarter of 1997. The 19 percent decrease was primarily due to lower refined product prices.

Costs and Expenses -- Total pretax costs and expenses were $2.0 billion in the third quarter of 1998 compared to $2.5 billion in the third quarter of 1997. The 20 percent decrease was primarily due to lower crude oil and refined product acquisition costs largely as a result of a decline in crude oil prices.


	FINANCIAL CONDITION

Cash and Working Capital
------------------------

At September 30, 1998, Sunoco had cash and cash equivalents of $81 million compared to $33 million at December 31, 1997, and had a working capital deficit of $79 million compared to a working capital deficit of $216 million at December 31, 1997. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds the carrying value at September 30, 1998 by $336 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sunoco's cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first nine months of 1998, Sunoco's net cash provided by operating activities ("cash generation") was $253 million compared to $293 million in the first nine months of 1997. This $40 million decrease in cash generation was primarily due to a decline in income before special items and a reduction in noncash charges, partially offset by a decrease in working capital uses pertaining to operating activities.

Management believes that future cash generation generally will be sufficient to satisfy Sunoco's capital requirements and to pay the current level of cash dividends on Sunoco's common stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a $500 million revolving credit agreement ("Agreement") with commercial banks that provides access to short-term financing through September 2002. The Company can borrow directly from the participating banks under this Agreement or use it to support commercial paper issued by Sunoco. The Company also has access to short-term financing under a non-committed money market facility. At September 30, 1998 and December 31, 1997, there were no amounts outstanding related to the above short-term borrowing arrangements.

The following table sets forth amounts outstanding related to Sunoco's borrowings (in millions of dollars):


At
September 30
1998
-----------
At
December 31
1997
-----------



Current portion of long-term debt
$ 72
$ 12
Long-term debt
840
----
824
----
Total borrowings
$912
====
$836
====

Sunoco's debt-to-capital ratio was 36.2 percent at September 30, 1998 compared to 36.4 percent at December 31, 1997. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

In the first quarter of 1998, Sunoco transferred an interest in its cokemaking operations in East Chicago, IN, to a third party in exchange for $200 million in cash. The transferee is entitled to a preferential return from this cokemaking operation until certain cumulative return targets have been met.


	NEW ACCOUNTING STANDARD

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133") was issued. Sunoco expects to adopt SFAS No. 133 effective January 1, 2000 when adoption is mandatory. It will require the Company to recognize all derivative contracts on the balance sheet at their fair value. Derivative contracts that are not hedges will be recognized on the balance sheet at fair value with gains or losses being reflected in net income. If the derivative contracts are hedges, depending on their nature, changes in their fair values will either be offset in net income against the changes in the fair values of the underlying items being hedged or reflected initially as a separate component of shareholders' equity and subsequently recognized in net income when the related hedged items are recognized in income. The ineffective portions of changes in the fair values of derivative contracts designated as hedges will be immediately recognized in net income. The Company has not yet determined the impact that SFAS No. 133 will have on its results of operations and financial position.


	SHARE REDEMPTION AND REPURCHASES

On May 28, 1998, the Company redeemed all of its outstanding depositary shares. Each depositary share represented ownership of one-half share of the Company's Series A cumulative preference stock. During the first nine months of 1998, the Company also repurchased 573,500 shares of its common stock and 46,780 of its depositary shares on the open market for $25 million.

In August 1998, Sunoco entered into a forward purchase contract with a third party that provides the Company with an option to acquire up to 3.15 million shares of its common stock at a contract price of $37.65 per share plus a financing charge which is net of the dividends paid on the shares (the "forward price"). These shares were purchased by the third party at an average cost of $37.65 per share and will be held by the third party until settlement of the forward purchase contract. The contract, which matures in February 2000, allows for earlier settlement by Sunoco and provides Sunoco with the option of purchasing the shares at the forward price or settling by receiving (paying) in cash or shares of common stock any excess (deficiency) of the aggregate market value of the 3.15 million shares of common stock over (under) the aggregate forward price. The Company intends to acquire the shares for cash. Purchase of the shares under the forward purchase contract would cause the Company to exhaust the authorization from its Board of Directors to purchase up to $150 million of Sunoco stock in the open market or through privately negotiated transactions. The Company does not intend to purchase any additional Sunoco stock prior to settlement of this contract.

For a further discussion of the share redemption and the forward purchase contract, see Note 9 to the condensed consolidated financial statements.


YEAR 2000 INFORMATION PROCESSING

Sunoco, like most companies, is faced with the Year 2000 Issue as a result of its use of computer systems that were designed to use two digits rather than four to define a year. For example, some computer software may interpret a date using the two digit representation "00" as the year 1900 instead of the year 2000. If not corrected, such misinterpretations could result in outright system failures or in miscalculations causing operational or financial processing disruptions.

Sunoco began significant efforts to address its exposures related to the Year 2000 Issue in 1997. A project team was put in place to assess, remediate or replace, test and implement Year 2000 compliant computer systems and applications (which consist of internally developed and purchased computer applications, hardware, systems software and embedded chip systems) so that such systems and related processes will continue to operate and properly process information dated after December 31, 1999.

The initial phase of these plans, an inventory and assessment of potential problem areas, is essentially complete. The remediation/replacement phase for the Company's key computer applications is substantially on schedule, and the Company estimates that as of September 30, 1998 it has completed approximately 65 percent of the activities in this phase. The Company anticipates that by December 31, 1998, this remediation/replacement phase will be approximately 90 percent complete. Testing is an ongoing process as software and hardware are remediated, upgraded or replaced. Additionally, from February 1999 through July 1999, the Company has planned a complete Year 2000 compliance readiness test and a full systems integration test in an environment that simulates the processing conditions that will exist after December 31, 1999. The Company anticipates that the remediation/replacement and testing phases for all of its computer applications will be completed by July 31, 1999. Notwithstanding this belief, the Company will develop contingency plans for these systems as well as the business processes and operations that they support. Such plans are expected to be complete by September 30, 1999.

With regard to third-party system interfaces, Sunoco's computer systems have been remediated to correctly interpret dates as they are currently supplied and to have the capability to both send and receive expanded dates if necessary. Third parties with whom the Company has interfaces have been contacted, advised of Sunoco's plans for such interfaces and asked to promptly notify the Company should their own remediation plans result in a change to their current system interface with the Company. To date, the Company has not been notified by any third party that an interface change will be required.

The total cost to Sunoco of achieving Year 2000 compliant systems is currently estimated to be $36 million. Such amount, which includes both expense and capital spending, will be funded from Sunoco's net cash flows from operating activities. It will be spent over the 1997-99 period and represents approximately 20 percent of the information technology budget during that period. Of the $36 million, it is estimated that there will be $20 million of expense incurred modifying or repairing existing software and hardware and $16 million of capital expenditures replacing two key non-compliant systems with newly purchased systems that, in addition to being compliant, provide enhanced business functionality. Through September 30, 1998, $18 million has been spent, of which $13 million relating to the modification or repair of existing software and hardware has been expensed and $5 million relating to the replacement of the two non-compliant systems has been capitalized.

The Company is contacting its key customers and suppliers in writing in an attempt to ascertain their ability to continue to meet their obligations to the Company due to the Year 2000 Issue. The responses received are being evaluated, and the Company may choose to develop alternative sources of supply, markets or other contingency plans.

The failure to correct a material Year 2000 problem or the inability of any key customer, key supplier or a governmental agency to make the necessary computer system changes on a timely basis, could result in interruptions to Company operations or business activities. Such interruptions could have a material adverse impact on the Company's results of operations, liquidity or financial condition. Due to the general uncertainty inherent in the Year 2000 Issue, particularly as it relates to the readiness of the Company's key customers and suppliers, and of governmental agencies, the Company cannot ascertain at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition.

The foregoing Year 2000 discussion constitutes a "forward-looking" statement within the meaning of Section 21E of the Securities Exchange Act of 1934. It is based on management's current expectations, estimates and projections, which could ultimately prove to be inaccurate. Factors which could affect the Company's ability to be Year 2000 compliant by the end of 1999 include the failure of customers, suppliers and governmental agencies to achieve compliance, the inaccuracy of certifications received from them, and a shortage of necessary programmers to modify or repair existing software.


	FORWARD-LOOKING STATEMENTS

Those statements in the foregoing report that are not historical in nature should be deemed forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such statements generally will be accompanied by words such as "anticipate," "believe," "estimate," "expect," "forecast," "intend," "possible," "potential," "predict," "project," or other similar words that convey the uncertainty of future events or outcomes. Although Sunoco believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Such forward-looking statements involve risks and are inherently uncertain. Important factors that could cause actual results to differ materially from those projected in such statements are discussed below.

Sunoco's operating results are dependent upon the reliability and efficiency of the Company's operating facilities, the level of operating expenses and hazards common to operating facilities (including equipment malfunction, explosions, fires, oil spills and the effects of severe weather conditions). Plans for the construction, modernization or debottlenecking of refineries, chemical plants and/or cokemaking facilities, and the utilization and timing of production from these facilities are subject to many factors, including unplanned delays, and the issuance of applicable building, environmental and other permits. Sunoco's income and revenues are affected by market supply and demand for Sunoco's products and actions taken by competitors (including both pricing and expansion and retirement of refinery capacity in response to market conditions), as well as changes in industry-wide refining margins, market forces affecting the availability and pricing of oxygenates such as MTBE, changes in crude oil and other raw material costs, and world and regional events that could significantly increase volatility in the marketplace.

The ability to meet liquidity requirements, including the funding of the Company's capital program from operations, is subject to changes in commodity prices and crude oil supply that could be affected by factors beyond Sunoco's control, such as embargoes, the continued discovery and production of light sweet crude oil, or military conflicts involving (or internal instability in) one or more oil-producing countries. Other factors that could affect Sunoco's business include the continued availability of debt and equity financing, changes in labor relations, general economic conditions (including recessionary trends, inflation and interest and currency exchange rates), and civil, criminal, regulatory or administrative actions, claims or proceedings. Sunoco's operations could also be affected by domestic and international political, legislative, regulatory and legal actions, such as restrictions on production, restrictions on imports and exports, price controls, tax increases and retroactive tax claims, expropriation of property and cancellation of contract rights. Sunoco is impacted by laws pertaining to workers' health and safety, and current or amended state and federal environmental and other similar regulations (including, particularly, regulations dealing with gasoline composition and characteristics) or the judicial interpretation of such regulations.

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by Sunoco. Unpredictable or unknown factors not discussed herein could also have material adverse effects on forward-looking statements. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

	PART II
	OTHER INFORMATION

Item 1.	Legal Proceedings

	On September 29, 1998, the United States Department of Justice, acting on behalf of the United States Environmental Protection Agency,
Region V (the "EPA"), filed an action against Sunoco, Inc. (R&M). The action seeks civil penalties in excess of $100,000 for alleged past violations of the Clean Air Act during the years 1993 and 1994 relating to excess sulfur dioxide emissions from the Toledo refinery, and for alleged failure to comply with benzene waste NESHAPS rules at the Toledo refinery's wastewater treatment facility.

	Many other legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at September 30, 1998.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

	12	-	Statement re Sunoco, Inc. and Subsidiaries Computation of
			Ratio of Earnings to Fixed Charges for the Nine-Month Period
			Ended September 30, 1998.

	27	-	Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

	The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1998. On November 5, 1998, a report on Form 8-K was filed to disclose under Item 5 - "Other Events" and Item 7 -
"Financial Statements and Exhibits," a press release issued by the Company announcing that it has changed its corporate name, and will conduct its business as "Sunoco, Inc." The press release also announced that the Company is updating its logo and service station design and has established an internet website.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

					Sunoco, Inc.
					Investor Relations
					Ten Penn Center
					1801 Market Street
					Philadelphia, PA  19103-1699

	SIGNATURE


	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




	SUNOCO, INC.



BY	s/ JOSEPH P. KROTT
	-----------------------
	Joseph P. Krott
	Comptroller
	(Principal Accounting Officer)

DATE	November 9, 1998