Form 10-K405
period 1998-12-31
SUNOCO INC
filed 1999-03-05
CIK 95304

                                     1998
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 1-6841

                                 SUNOCO, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             PENNSYLVANIA                            23-1743282
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. [X]
  At January 29, 1999, the aggregate market value of voting stock held by nonaffiliates was $3,163 million.
  At January 29, 1999, there were 90,420,468 shares of Common Stock, $1 par value, outstanding.
  Selected portions of the Sunoco, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 1998 are incorporated by reference in Parts I, II and IV of this Form 10-K.
  Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report to Shareholders for a discussion of the factors which could cause actual results to differ materially from those projected.

GENERAL

  Sun Company, Inc. changed its name to Sunoco, Inc.* effective November 6, 1998. Sunoco, Inc. was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1801 Market Street, Philadelphia, PA 19103-1699. Its telephone number is (215) 977-3000 and its Internet website address is www.SunocoInc.com.

  The Company, through its subsidiaries, is principally a petroleum refiner and marketer with interests in cokemaking and coal mining. Sunoco's petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and petrochemicals, and the transportation of crude oil and refined products. These operations are conducted principally in the eastern half of the United States. Sunoco's cokemaking and coal mining operations are conducted in Virginia and Indiana.

  The Company's operations are organized into seven business units plus a holding company and a shared services organization. The accompanying discussion of the Company's business and properties reflects this organizational structure. For additional information regarding these business units, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report to Shareholders. Business segment information is also presented in Note 19 to the Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders.

REFINING AND MARKETING

  The Company's refining and marketing operations consist of the manufacturing and marketing of fuels, lubricants and petrochemicals and the transportation of crude oil and refined products. These operations are conducted principally through Sunoco, Inc. (R&M), a wholly owned subsidiary of the Company. Prior to November 6, 1998, Sunoco, Inc. (R&M) was named Sun Company, Inc. (R&M). The Company's refining and marketing operations are classified into the following six business units: Sun Northeast Refining; Sunoco Northeast Marketing; Sunoco Chemicals; Sun Lubricants; Sunoco MidAmerica Marketing & Refining; and Sunoco Logistics.

  Sunoco owns and operates five domestic refineries which are located in Marcus Hook, PA, Philadelphia, PA, Toledo, OH, Tulsa, OK and Yabucoa, Puerto Rico. The refineries in Marcus Hook,

--------
*In this report, the terms "Company" and "Sunoco" are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships. References in this Annual Report on Form 10-K to material in the Company's 1998 Annual Report to Shareholders and in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

Philadelphia and Toledo produce principally fuels and petrochemicals while the refineries in Tulsa and Puerto Rico emphasize lubricants production with related fuels production being sold in the wholesale market. Sunoco also owns and operates a petrochemical facility in Philadelphia, PA, which produces phenol and acetone, and a facility in Brandenburg, KY, which produces ethylene and ethylene oxide, and is a joint venture partner in a facility in Mont Belvieu, TX, which produces MTBE.

  The following table sets forth certain consolidated information concerning Sunoco's refining and marketing operations (in thousands of barrels daily). Additional information is set forth on page 46 in the Company's 1998 Annual Report to Shareholders.

   Products Manufactured
                                                             1998   1997   1996
                                                             -----  -----  -----
   Crude Unit Capacity.....................................  697.0* 692.0* 777.0
                                                             =====  =====  =====
   Input to Crude Units....................................  658.8* 696.0* 721.0
                                                             =====  =====  =====
   Products Manufactured:
    Gasoline...............................................  334.9  348.8  339.7
    Middle Distillates.....................................  221.6  224.8  206.5
    Residual Fuel..........................................   67.0   67.9   67.3
    Petrochemicals.........................................   37.8   34.8   29.7
    Lubricants**...........................................   15.1   15.9   16.0
    Asphalt***.............................................     --     --   16.2
    Other**................................................   84.5   73.5   75.6
                                                             -----  -----  -----
                                                             760.9  765.7  751.0
                                                             =====  =====  =====

--------
  *Effective January 1, 1999, Sunoco's crude oil processing capacity increased an additional 33 thousand barrels per day. The 85 thousand barrels-per-day decrease in crude unit capacity in 1997 occurred in the first quarter in connection with a project to reconfigure the Puerto Rico refinery to process reduced crude oil instead of conventional crude oil. Reduced crude oil inputs, which amounted to approximately 30-35 thousand barrels per day at the Puerto Rico refinery subsequent to the reconfiguration, are excluded from the input to crude units in the table above (see "Sun Lubricants" below).
 **Reclassified to conform to the 1998 presentation.
***Sunoco ceased producing asphalt in December 1996.

  Supply and Distribution

  Sunoco meets all of its crude oil requirements through purchases from third parties. There is an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Sunoco's refineries processed approximately 80 percent light sweet crude oil during 1998. The Company believes that ample supplies of light sweet crude oil will continue to be available. The following table sets forth the net sources of crude oil for Sunoco's refineries (in percentages):

                                                                  1998 1997 1996
                                                                  ---- ---- ----
   Africa.......................................................   59   53   41
   United States................................................   21   20   20
   Canada.......................................................    7    7    7
   North Sea....................................................    6   16   21
   South and Central America....................................    5    2    7
   Russia.......................................................    2    1   --
   Arabian Gulf.................................................   --    1    4
                                                                  ---  ---  ---
                                                                  100  100  100
                                                                  ===  ===  ===

  The following table sets forth summary information concerning the supply and distribution of crude oil and refined products at Sunoco's refineries (in thousands of barrels daily):

                                                            1998   1997   1996
                                                            -----  -----  -----
   Supply:
    Crude Oil Purchases...................................  702.2* 701.7* 686.1
    Crude Oil Inventory Change............................   (7.4)    .4    5.3
    Refined Product Purchases (including Feedstocks)......  119.8  116.3  120.8
                                                            -----  -----  -----
                                                            814.6  818.4  812.2
                                                            =====  =====  =====
   Distribution:
    Refined Product Sales.................................  798.9  809.6  794.8
    Refined Product Inventory Change......................    1.1   (4.0)  (2.8)
    Internal Consumption and Other........................   14.6   12.8   20.2
                                                            -----  -----  -----
                                                            814.6  818.4  812.2
                                                            =====  =====  =====

--------
*Includes purchases of reduced crude oil.

  Refined Product Sales

  Sunoco sells fuels through retail and wholesale channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Sunoco's consolidated refined product sales (in thousands of barrels daily):

                                                               1998  1997  1996
                                                               ----- ----- -----
   Gasoline:
    Wholesale................................................  164.6 170.2 167.0
    Retail...................................................  208.6 201.8 205.7
   Middle Distillates........................................  241.3 248.8 219.9
   Residual Fuel.............................................   70.8  80.1  82.4
   Petrochemicals............................................   37.8  35.2  31.5
   Lubricants*...............................................   17.9  18.8  18.0
   Asphalt...................................................     --    --  18.3
   Other*....................................................   57.9  54.7  52.0
                                                               ----- ----- -----
                                                               798.9 809.6 794.8
                                                               ===== ===== =====

--------
*Reclassified to conform to the 1998 presentation.

  As of December 31, 1998, 1997 and 1996, branded fuels sales were made through 3,721, 3,789 and 3,806 retail gasoline outlets, respectively. Of these outlets, 1,842 were direct outlets (Company/dealer owned or leased) and 1,879 were distributor outlets at December 31, 1998.

  The following is a discussion of the seven business units which comprise Sunoco's refining and marketing and cokemaking and coal operations.

 SUN NORTHEAST REFINING

  The Sun Northeast Refining business consists of the manufacture of petroleum products, including gasoline, middle distillates (including jet fuel, heating oil and diesel fuel), residual fuel oil and petrochemical feedstocks at Sunoco's Marcus Hook and Philadelphia refineries and the sale of these products to other Sunoco business units and to wholesale and industrial customers. (See "Sunoco MidAmerica Marketing & Refining" and "Sun Lubricants" below, for a discussion of operations at Sunoco's Toledo, Tulsa and Puerto Rico refineries.)

  The following table sets forth information concerning operations at Sunoco's Marcus Hook and Philadelphia refineries (in thousands of barrels daily):

                                    1998                    1997                   1996
                           ----------------------  ---------------------- ------------------------
                            MARCUS  PHILA.,         MARCUS  PHILA.,        MARCUS  PHILA.,
                           HOOK, PA   PA    TOTAL  HOOK, PA   PA    TOTAL HOOK, PA   PA      TOTAL
                           -------- ------- -----  -------- ------- ----- -------- -------   -----
 Crude Unit Capacity.....   175.0    307.0  482.0*  175.0    307.0  482.0  175.0    307.0    482.0
                            =====    =====  =====   =====    =====  =====  =====    =====    =====
 Input to Crude Units....   166.7    304.3  471.0   165.7    314.4  480.1  151.5    295.9    447.4
                            =====    =====  =====   =====    =====  =====  =====    =====    =====
 Conversion Capacity**...    86.0    105.0  191.0    86.0    105.0  191.0   86.0    105.0*** 191.0
                            =====    =====  =====   =====    =====  =====  =====    =====    =====
 Conversion Capacity
  Utilized...............    91.6     89.9  181.5    88.7     94.7  183.4   65.3     86.6*** 151.9
                            =====    =====  =====   =====    =====  =====  =====    =====    =====
 Products Manufactured:
  Gasoline...............    88.0    143.6  231.6    88.4    154.1  242.5   83.6    147.6    231.2
  Middle Distillates.....    68.6     99.4  168.0    65.3    103.6  168.9   54.3     85.0    139.3
  Residual Fuel..........    11.1     42.0   53.1    10.7     42.6   53.3   11.1     38.4     49.5
  Petrochemical
   Feedstocks+...........    17.6      5.2   22.8    18.7      5.4   24.1   11.9      7.0     18.9
  Asphalt++..............      --       --     --      --       --     --     --     13.7     13.7
  Other..................    16.8     23.5   40.3    16.0     23.8   39.8   12.9     26.3     39.2
                            -----    -----  -----   -----    -----  -----  -----    -----    -----
                            202.1    313.7  515.8   199.1    329.5  528.6  173.8    318.0    491.8
                            =====    =====  =====   =====    =====  =====  =====    =====    =====

--------
  *Effective January 1, 1999, total crude unit capacity increased to 505 thousand barrels daily.
 **Represents Sunoco's capacity to upgrade low-value petroleum products into higher-value products through catalytic cracking. Effective January 1, 1999, total conversion capacity increased to 210 thousand barrels daily.
***In December 1996, Sunoco mothballed a 28 thousand barrels-per-day hydrocracker unit as part of the Philadelphia refinery reconfiguration. This unit, which was utilized at approximately 23 thousand barrels-per-day during 1996, has been excluded from the conversion capacity and utilization amounts in the above table.
  +Petrochemical feedstocks are utilized by the Sunoco Chemicals business to produce petrochemicals at these facilities. (See "Sunoco Chemicals" below.) ++Sunoco ceased producing asphalt in December 1996.

  During the fourth quarter of 1996, Sunoco reconfigured the Philadelphia refinery to process only sweet crude oil and to cease asphalt production. With this change, Sunoco's Philadelphia and Marcus Hook refineries now process predominantly light sweet crude oils, which have been supplied from foreign sources. Previously, the Point Breeze facility at the Philadelphia refinery processed a substantial quantity of heavy sour crude oil and purchased gas oils. The reconfiguration was part of a process to integrate the Point Breeze and Girard Point segments of the Philadelphia refinery and resulted in the shutdown or mothballing of redundant and/or unprofitable processing units. The reconfiguration contributed to a substantial improvement in the efficiency, flexibility and reliability of the refinery and to a reduction in its overall cost structure. Sunoco continues to implement additional infrastructure consolidation opportunities at this facility.

  The reconfiguration and extensive refinery maintenance turnarounds completed during 1996 resulted in higher overall production for Sun Northeast Refining in 1997. In particular, production of high-value gasoline, middle distillates and petrochemical feedstocks increased significantly during this period. However, production of these products declined during 1998 as a result of a substantial increase in the amount of scheduled and unscheduled refinery downtime. The most significant downtime was at a 72 thousand barrels-per-day catalytic cracking unit at the Philadelphia refinery. It included a 29-day shutdown due to an emergency power interruption by the local utility and related start-up problems and a subsequent scheduled six-week turnaround and modernization of the unit. With the completion of this work in July 1998, all three of Sunoco's catalytic cracking units in the Northeast have been modernized during the past two years. The combined output of these units during the fourth quarter of 1998 was a record 203 thousand barrels daily. Scheduled maintenance activity during 1998 also included a 23-day turnaround of a 200 thousand barrels-per-day crude unit at the Philadelphia refinery.

  The following table sets forth information concerning the crude oil purchased for processing at the Marcus Hook and Philadelphia refineries (in thousands of barrels daily):

                                          1998                   1997
                                 ---------------------- ----------------------
                                  MARCUS  PHILA.,        MARCUS  PHILA.,
                                 HOOK, PA   PA    TOTAL HOOK, PA   PA    TOTAL
                                 -------- ------- ----- -------- ------- -----
   Crude Type:
    West African Light..........   71.4    197.5  268.9   39.1    203.2  242.3
    West African Heavy..........   30.2     97.8  128.0   19.5    101.3  120.8
    North Sea...................   33.4      4.9   38.3   94.8      8.3  103.1
    South and Central American
     Light......................   29.3      5.5   34.8   12.0       .9   12.9
    Canadian Light..............    4.0       .7    4.7     --       --     --
                                  -----    -----  -----  -----    -----  -----
                                  168.3    306.4  474.7  165.4    313.7  479.1
                                  =====    =====  =====  =====    =====  =====

  Sunoco's Philadelphia and Marcus Hook refineries are connected by pipeline, barge, truck and rail. An inter-refinery pipeline enables the transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks. Finished products are delivered to customers via Sunoco's pipeline and terminal network, third-party pipelines and barges.

  Total fuels products sold to third parties at wholesale by Sun Northeast Refining in 1998 were 353.8 thousand barrels daily compared to 358.4 thousand barrels daily in 1997 and 322.2 thousand barrels daily in 1996. Sales to other Sunoco business units by Sun Northeast Refining (primarily gasoline, middle distillates and chemical feedstocks) totalled 186.1, 182.9 and 188.3 thousand barrels daily in 1998, 1997 and 1996, respectively.

  Environmental laws require Sunoco to make significant expenditures at its refineries of both a capital and expense nature. During the 1996-98 period, approximately $40 million was spent for environmental capital projects and compliance activities at Sunoco's Northeast refineries. In addition, the Company continues to comply with the reformulated gasoline regulations set forth in the Clean Air Act of 1990, as amended (the "Clean Air Act") and expects to implement the final phase of these regulations in 2000 with modest capital investment.

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

  The following table sets forth Sunoco's retail gasoline outlets in the New England and Mid-Atlantic states at December 31, 1998, 1997 and 1996:

                                                               1998  1997  1996
                                                               ----- ----- -----
   Direct Outlets:
    Company Owned or Leased:
     Company-Operated:
      Traditional.............................................   127   124   128
      APlus(R) Convenience Stores.............................   164   154   168
                                                               ----- ----- -----
                                                                 291   278   296
                                                               ----- ----- -----
     Dealer-Operated:
      Traditional.............................................   352   351   344
      APlus(R) Convenience Stores.............................   241   250   240
      Ultra(R) Service Centers................................   234   239   249
                                                               ----- ----- -----
                                                                 827   840   833
                                                               ----- ----- -----
    Total Company Owned or Leased*............................ 1,118 1,118 1,129
    Dealer Owned**............................................   386   373   397
                                                               ----- ----- -----
   Total Direct Outlets....................................... 1,504 1,491 1,526
   Distributor Outlets........................................ 1,287 1,330 1,354
                                                               ----- ----- -----
                                                               2,791 2,821 2,880
                                                               ===== ===== =====

--------
 *Gasoline throughput per Company owned or leased outlet averaged 103.8, 99.8 and 103.4 thousands of gallons monthly during 1998, 1997 and 1996, respectively.
**Primarily traditional outlets.

  Sunoco Northeast Marketing's portfolio of outlets is designed to provide optimal profit potential in each of its marketing areas. Sites differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

  Direct outlets are sites at which Sunoco fuel products are delivered directly to the site by Sunoco or its contract carriers. Investment in the property, through ownership or lease, may be held by either the Company or an independent dealer. These sites may be traditional locations that sell almost exclusively fuel products or may include APlus(R) convenience stores or Ultra(R) Service Centers that provide state-of-the-art automotive diagnosis and repair. Included among Sunoco Northeast Marketing's outlets at December 31, 1998 were 55 outlets on limited access highways in Pennsylvania, New Jersey, New York and Maryland. Of these outlets, 37 were company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

  Distributor outlets are sites in which the distributor takes delivery at a terminal where Sunoco(R) products are available. Although these sites market under the Sunoco(R) brand, Sunoco does not own, lease or operate the locations.

  Sunoco's APlus(R) convenience stores are located principally in Pennsylvania, New York and Massachusetts. These stores supplement sales of fuel products with a broad mix of high-margin merchandise such as groceries, fast foods and beverages. The following table sets forth information concerning Sunoco's convenience store locations in the Northeast:

                                                               1998  1997  1996
                                                               ----- ----- -----
   Number of Stores...........................................   411   417   421
   Merchandise Sales (M$/Store/Month)......................... $52.5 $47.8 $44.9
   Merchandise Margin (Company Operated) (% of Sales)......... 28.7% 29.3% 27.4%

  Sunoco Northeast Marketing offers four grades of gasoline at its retail locations, consisting of Ultra(R) 94, the highest octane premium gasoline commercially available in the United States, and 93, 89 and 87 octanes. Branded fuels sales (including middle distillates) by Sunoco Northeast Marketing averaged 174.0 thousand barrels daily in 1998 compared to 169.6 thousand barrels daily in 1997 and 175.2 thousand barrels daily in 1996. Ultra(R) 94 sales (including Ultra(R) 94 used as an octane enhancer in Sunoco's mid-grade gasolines) accounted for approximately 24 percent of Sunoco's retail gasoline sales in the Northeast in 1998.

  In 1998, capital expenditures for branded marketing activities in the Northeast totalled $74 million. The majority of these outlays were to upgrade and modernize retail gasoline outlets. Sunoco Northeast Marketing also continued the expansion of its pay-at-the-pump program in 1998 with the installation of CardMatic(R), its credit card activated gasoline dispensing system.

  In the fourth quarter of 1998, Sunoco announced a Company-wide reimaging program of its retail service station network. As part of this program, the Company's Sunoco(R) logo has been updated and its retail outlet image has been redesigned to provide a more contemporary appearance to Sunoco's outlets. The roll-out of this program commenced in late 1998 and is expected to be substantially completed by 2001.

 SUNOCO CHEMICALS

  The Sunoco Chemicals business consists of the manufacturing, distribution and marketing of base commodity and intermediate petrochemicals. These chemicals are comprised principally of olefins and their derivatives (ethylene, ethylene oxide and propylene) and aromatics and their derivatives (benzene, cumene, cyclohexane, toluene, xylene, phenol and acetone). As a partner in a joint venture, Sunoco Chemicals also produces MTBE which is utilized by Sun Northeast Refining in manufacturing reformulated gasoline. Petrochemicals are manufactured by Sunoco Chemicals at Sunoco's Marcus Hook and Philadelphia refineries, at a phenol facility in Philadelphia, Pennsylvania, at an ethylene/ethylene oxide facility in Brandenburg, Kentucky and at the joint venture MTBE facility in Mont Belvieu, Texas. (See "Sunoco MidAmerica Marketing & Refining" for a discussion of the petrochemicals produced at the Toledo refinery.)

  On June 30, 1998, Sunoco acquired the Philadelphia phenol facility of AlliedSignal Inc. ("Allied") for $157 million. This acquisition was made pursuant to the Company's strategy to expand its chemicals business by manufacturing intermediate products further down the value chain. As of the acquisition date, this facility had the capacity to produce annually more than one billion pounds of phenol and 620 million pounds of acetone. In connection with the acquisition, Sunoco Chemicals entered into a long-term contract to supply Allied with approximately 735 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating other phenol production costs.

  The following table sets forth information concerning petrochemicals production by Sunoco Chemicals (in thousands of barrels daily):

                                                                PRODUCTION
                                              CAPACITY AT     -----------------
                                           DECEMBER 31, 1998* 1998    1997 1996
                                           -----------------  ----    ---- ----
   Benzene...............................         5.0          4.4     4.2  3.4
   Toluene...............................         2.0          1.2     1.5  1.0
   Xylene................................          .5           .3      .5   .5
   Cumene**..............................         9.5          6.0     5.2  4.3
   Cyclohexane...........................         2.5          1.9     2.1  1.4
   Phenol................................         7.6          3.8***   --   --
   Acetone...............................         6.4          3.4***   --   --
                                                 ----         ----    ---- ----
     Total Aromatics.....................        33.5         21.0    13.5 10.6
   Ethylene..............................         1.7          1.3     1.2  1.1
   Ethylene Oxide........................         1.8          1.7     1.7  1.4
   Propylene:
    Polymer-grade+.......................        10.5         10.3    10.6  5.3
    Refinery-grade.......................         9.0          6.7     6.4  5.5
                                                 ----         ----    ---- ----
     Total Olefins.......................        23.0         20.0    19.9 13.3
   Other.................................          --           --      --  1.5
                                                 ----         ----    ---- ----
     Total Petrochemicals................        56.5         41.0    33.4 25.4
                                                 ====
   Less: Production Used as
    Feedstocks++.........................                     13.6     9.3  6.5
                                                              ----    ---- ----
     Total Production Available for Sale.                     27.4    24.1 18.9
                                                              ====    ==== ====

--------
  *Calendar-day basis.
 **Reflects an increase of 5.0 thousand barrels daily in production capacity in the third quarter of 1998 as a result of an expansion project at Girard Point (see below).
***Total production divided by 365 days. During the 184-day period after the June 30, 1998 acquisition of the phenol plant, phenol and acetone production totalled 7.6 and 6.7 thousand barrels daily, respectively.
  +Reflects an increase of 4.5 thousand barrels daily in production capacity in the fourth quarter of 1996 as a result of the expansion of the propylene unit at the Marcus Hook refinery.
 ++Consists of benzene and refinery-grade propylene, which are used in the manufacture of cumene and cyclohexane, and cumene (after June 30, 1998), which is used in the manufacture of phenol and acetone.

  Sunoco's petrochemical products are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. Sales of petrochemicals to third parties by Sunoco Chemicals totalled 27.7 thousand barrels daily in 1998 versus 24.4 thousand barrels daily in 1997 and 20.2 thousand barrels daily in 1996. The increased levels of both sales and production volumes in 1998 were due to the acquisition of the phenol facility. In 1997, the volume improvements were due to successful refinery maintenance turnarounds at the Philadelphia and Marcus Hook refineries and expansion of polymer-grade propylene production capacity at Marcus Hook.

  Sales volumes during 1998 were distributed through the following channels:

  . Benzene and Benzene Derivatives (including Cyclohexane)--Customers are large manufacturers of fibers, detergents and specialty products who buy a significant percentage of their requirements from Sunoco Chemicals under long-term contracts;

  . Bulk Toluene and Xylenes--Buyers generally procure large volumes for fibers, film and urethane products. These sales are made in both the contract and spot markets and tend to be international in scope;

  . Phenol and Acetone--Long-term phenol contract sales to AlliedSignal are used in nylon production. Other phenol contract sales are to large manufacturers of resins and adhesives primarily for use in building products. Large contract sales of acetone are to major customers who manufacture polymers. Other sales of acetone are made to individually smaller customers for use in inks, paints, varnishes and adhesives;

  . Solvents--Customers and distributors take individually small volumes of toluene and xylenes for paints, coatings, solvents and a variety of specialty applications;

  . Propylene--Sales are primarily made pursuant to a long-term contract to Epsilon Products Co., a polypropylene manufacturer; and

  . Specialty Ethylene and Ethylene Oxide--Sales are primarily to intermediate-size specialty chemical companies that make diverse products such as surfactants, co-polymer resins and emulsions, and additives.

  Benzene, extracted at Sunoco's Marcus Hook and Girard Point facilities and purchased from third parties, and refinery-grade propylene are used to produce cumene at Girard Point and cyclohexane at Marcus Hook. The cumene is then used to produce phenol and acetone at the recently acquired phenol facility in Philadelphia. In the third quarter of 1998, Sunoco Chemicals completed a project to expand its cumene production capacity at Girard Point from 500 to 1,050 million pounds per year (4.5 to 9.5 thousand barrels per day). The expanded facility, which utilizes a new catalyst technology, produced cumene at an annualized rate of 1,050 million pounds during the fourth quarter of 1998.

  During the fourth quarter of 1996, Sunoco Chemicals completed a project to expand its polymer-grade propylene production capacity and delivery systems at the Marcus Hook refinery from 400 to 700 million pounds per year (6.0 to 10.5 thousand barrels per day).

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

  Specialty oil production is comprised principally of transportation and industrial lubricants. Sun Lubricants also produces other specialty lube products such as horticultural and agricultural oils, aromatic and paraffinic rubber oils, paper defoamer oils, asphalt quality improvement extracts, textile oils and finished waxes. These finished products are marketed under the Sunoco(R), Kendall(R) and Archer(R) brand labels directly by Sunoco or through distributors to a wide variety of domestic and foreign customers.

  The following table sets forth information concerning operations at Sunoco's Tulsa and Puerto Rico refineries (in thousands of barrels daily):

                                 1998               1997               1996
                          ------------------ ------------------ ------------------
                          TULSA PUERTO       TULSA PUERTO       TULSA PUERTO
                           OK    RICO  TOTAL  OK    RICO  TOTAL  OK    RICO  TOTAL
                          ----- ------ ----- ----- ------ ----- ----- ------ -----
Crude Unit Capacity*....  85.0     --   85.0 85.0     --   85.0 85.0   85.0  170.0
                          ====   ====  ===== ====   ====  ===== ====   ====  =====
Input to Crude Units*...  82.4     --   82.4 82.9     --   82.9 85.0   63.1  148.1
                          ====   ====  ===== ====   ====  ===== ====   ====  =====
Base Oil Lubes
 Capacity...............   8.5    9.1   17.6  8.1    9.3   17.4  8.1    9.3   17.4
                          ====   ====  ===== ====   ====  ===== ====   ====  =====
Products Manufactured:**
 Base Oil Lubricants....   8.5    6.6   15.1  8.1    7.8   15.9  7.9    8.1   16.0
 Gasoline...............  16.8     --   16.8 17.0     .5   17.5 16.5    8.7   25.2
 Middle Distillates.....  26.0    2.1   28.1 27.0    4.5   31.5 27.6   19.1   46.7
 Residual Fuel..........    --    9.6    9.6   .1   11.0   11.1   --   14.1   14.1
 Lubes Extracted
  Feedstocks............  18.8     --   18.8 20.7     --   20.7 23.2     --   23.2
 Waxes and Other........   9.8    8.4   18.2  6.9    9.1   16.0  7.5   12.9   20.4
                          ----   ----  ----- ----   ----  ----- ----   ----  -----
                          79.9   26.7  106.6 79.8   32.9  112.7 82.7   62.9  145.6
                          ====   ====  ===== ====   ====  ===== ====   ====  =====

--------
 *The crude unit at the Puerto Rico refinery was shut down on March 6, 1997 in connection with the project to reconfigure this refinery to process reduced crude oil instead of conventional crude oil. During the 65-day period in 1997 when the crude unit was operational, input to the unit totalled 50.8 thousand barrels daily. The crude oil inputs prior to March 6, 1997 and the approximately 30-35 thousand barrels per day of reduced crude oil processed at this facility after the reconfiguration are excluded from the 1998 and 1997 amounts in the table above (see below).
**Reclassified to conform to the 1998 presentation.

  Production volumes during 1998 were limited by a 59-day maintenance turnaround at the Puerto Rico refinery as well as by a two-week shutdown of this facility due to Hurricane Georges. After completion of the maintenance turnaround in mid-April, lubricants production at the refinery increased from approximately 8 thousand to more than 9 thousand barrels per day.

  In 1997, Sun Lubricants reconfigured the Puerto Rico refinery to eliminate the processing of conventional crude oil and to process, instead, approximately 30-35 thousand barrels per day of reduced crude oil. This change, which resulted in the shutdown of several processing units, significantly reduced the amount of unprofitable fuels produced at the facility while fully maintaining the volume and quality of lubricants production. The streamlining of the Puerto Rico refining operation has improved operating efficiency, lowered fixed costs and reduced ongoing capital spending and working capital requirements.

  In November 1996, Sun Lubricants acquired the Kendall lubricants blending, packaging and marketing business. This acquisition resulted in an increase in the amount of base oil production upgraded into transportation lubricants at Sunoco facilities and has enabled Sun Lubricants to increase its specialty oil lubricants sales. Kendall sales are made primarily through supply contracts with more than 300 distributors in the United States.

  Sales of specialty oil lubricant products totalled 11.0 thousand barrels daily in 1998 versus 11.7 thousand barrels daily in 1997 and 9.3 thousand barrels daily in 1996 while sales of base oils totalled 6.9 thousand barrels daily in 1998 versus 7.1 thousand barrels daily in 1997 and 8.7 thousand barrels daily in 1996. The higher level of specialty oil sales in the 1997-98 period primarily reflects the Kendall acquisition. The lower level of base oil sales in this period reflects planned reductions in contract and spot sales concurrent with the increased usage of produced base oils in Sunoco(R) and Kendall(R) brand specialty oils. Fuels and waxes sold to third parties from the Tulsa and Puerto Rico refineries totalled

82.9 thousand barrels per day in 1998 compared to 99.5 thousand barrels per day in 1997 and 130.2 thousand barrels per day in 1996. The significant decline in 1998 and 1997 reflects the Company's strategy to significantly reduce fuels production at the Puerto Rico refinery.

  The following table sets forth information concerning the feedstocks purchased for processing at the Tulsa and Puerto Rico refineries (in thousands of barrels daily):

                                                  1998               1997
                                           ------------------ ------------------
                                           TULSA PUERTO       TULSA PUERTO
                                            OK    RICO  TOTAL  OK    RICO  TOTAL
                                           ----- ------ ----- ----- ------ -----
   Feedstock Type:
    Oklahoma Sweet and West
     Texas Intermediate..................  78.7     --   78.7 79.3     --   79.3
    Reduced Crude Oil....................    --   26.2   26.2   --   27.6   27.6
    Other................................    --     --     --   --    3.6    3.6
                                           ----   ----  ----- ----   ----  -----
                                           78.7   26.2  104.9 79.3   31.2  110.5
                                           ====   ====  ===== ====   ====  =====

 SUNOCO MIDAMERICA MARKETING & REFINING

  The Sunoco MidAmerica Marketing & Refining ("Sunoco MidAmerica") business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in the Midwest as well as the manufacturing, distribution and wholesale marketing of fuels and petrochemicals produced at Sunoco's Toledo refinery.

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

  The following table sets forth Sunoco's retail gasoline outlets in the Midwest at December 31, 1998, 1997 and 1996:

                                                                  1998 1997 1996
                                                                  ---- ---- ----
   Direct Outlets:
    Company Owned or Leased:
     Company-Operated:
      Traditional...............................................   17   19   22
      Sunoco Food Market(R) Convenience Stores..................   76   79   88
                                                                  ---  ---  ---
                                                                   93   98  110
                                                                  ---  ---  ---
     Dealer-Operated:
      Traditional...............................................   75   77   57
      Sunoco Food Market(R) Convenience Stores..................   23   26   22
      Ultra(R) Service Centers..................................   14   15   48
                                                                  ---  ---  ---
                                                                  112  118  127
                                                                  ---  ---  ---
    Total Company Owned or Leased...............................  205  216  237
    Dealer Owned*...............................................  133  126  138
                                                                  ---  ---  ---
   Total Direct Outlets.........................................  338  342  375
   Distributor Outlets..........................................  592  626  551
                                                                  ---  ---  ---
                                                                  930  968  926
                                                                  ===  ===  ===

--------
*Primarily traditional outlets.

  Branded fuels sales averaged 57.4 thousand barrels daily in 1998 compared to
54.1 thousand barrels daily in 1997 and 51.0 thousand barrels daily in 1996. Ultra(R) 94 sales (including the Ultra(R) 94 used as an octane enhancer in Sunoco's mid-grade gasolines) accounted for approximately 20 percent of Sunoco's retail gasoline sales in the Midwest in 1998. The increases in branded fuels sales during 1998 and 1997 are largely a result of new supply agreements in the distributor channel. Sunoco MidAmerica expects sales under the supply agreements to increase further in 1999, in part due to an expected increase in the number of outlets rebranding to Sunoco(R) pursuant to these agreements.

  The following table sets forth information concerning Sunoco's convenience stores in the Midwest:

                                                               1998  1997  1996
                                                               ----- ----- -----
   Number of Stores...........................................   101   108   112
   Merchandise Sales (M$/Store/Month)......................... $45.1 $43.0 $39.8
   Merchandise Margin (Company Operated) (% of Sales)......... 27.7% 30.6% 28.7%

  In late 1998, Sunoco MidAmerica began reimaging its service stations in connection with Sunoco's company-wide reimaging program. The program is expected to be substantially completed by 2001. (See "Sunoco Northeast Marketing" above for a further discussion of this program.)

 Refining and Wholesale Marketing

  The following table sets forth information concerning operations at Sunoco's Toledo refinery (in thousands of barrels daily):

                                                              1998   1997  1996
                                                              -----  ----- -----
   Crude Unit Capacity......................................  130.0* 125.0 125.0
                                                              =====  ===== =====
   Input to Crude Units.....................................  132.4  133.0 125.5
                                                              =====  ===== =====
   Conversion Capacity......................................   88.0   86.0  86.0
                                                              =====  ===== =====
   Conversion Capacity Utilized.............................   81.0   83.1  77.4
                                                              =====  ===== =====
   Products Manufactured:
    Gasoline................................................   86.5   88.8  83.3
    Middle Distillates......................................   25.5   24.4  20.5
    Residual Fuel...........................................    4.3    3.5   3.7
    Petrochemicals..........................................   10.4   10.7  10.8
    Other...................................................   18.6   17.7  18.5
                                                              -----  ----- -----
                                                              145.3  145.1 136.8
                                                              =====  ===== =====

--------
*Effective January 1, 1999, the crude unit capacity at the Toledo refinery increased to 140 thousand barrels daily.

  Production volumes during 1998 were impacted by a one-month scheduled turnaround and debottlenecking of one of the Toledo refinery's crude units and a one-week shutdown of the refinery caused by a regional electricity emergency. Subsequent to completion of the expansion work in the fourth quarter, the Toledo refinery's crude unit capacity increased to 140 thousand barrels daily.

  Fuels products sold at wholesale to third parties from Sunoco's Toledo refinery in 1998 averaged 75.1 thousand barrels daily compared to 74.0 thousand barrels daily in 1997 and 66.7 thousand barrels daily in 1996.

  Sunoco's Toledo refinery is a relatively complex, high conversion refinery that refines predominantly light, low-sulfur crude oil. The following table sets forth information concerning the feedstocks purchased for processing at this facility (in thousands of barrels daily):

                                                                     1998  1997
                                                                     ----- -----
   Crude Type:
    West Texas Intermediate.........................................  65.1  59.1
    Canadian........................................................  50.9  53.0
    African.........................................................   3.6    --
    South American..................................................   3.1    --
    "Lubes-Extracted" Gasoil/Naphtha Intermediate Feedstock.........  11.3  20.3
                                                                     ----- -----
                                                                     134.0 132.4
                                                                     ===== =====

  Ethanol blending is employed by Sunoco MidAmerica at its terminals in order to reduce octane costs, simplify the product slate and enhance the storage and transportation of gasoline products.

 Chemicals

  Sunoco MidAmerica chemical operations consist of the manufacturing of base commodity and intermediate petrochemicals. These chemicals are comprised of aromatics (including benzene, toluene and xylene), spirits, nonene and tetramer. All of these products are sold under a marketing agreement with Suncor Energy Inc., through a joint venture partnership that is managed by Sunoco Chemicals. Almost all of the nonene and tetramer production is sold under a long-term contract and a significant portion of the aromatics and spirits production is sold into the solvents channel and/or higher-end derivative markets. Sales of petrochemicals to third parties by Sunoco MidAmerica totalled 10.1 thousand barrels daily in 1998 versus 10.8 thousand barrels daily in 1997 and 11.3 thousand barrels daily in 1996.

 SUNOCO LOGISTICS

  The Sunoco Logistics business consists of crude oil and refined product pipeline operations; domestic lease crude oil acquisition and related trucking operations; crude oil terminalling; and product terminalling and transport operations. These operations are conducted primarily in the Northeast, Midwest and South Central regions of the United States.

  Pipeline operations are conducted through wholly-owned subsidiaries and through other pipelines in which Sunoco has an ownership interest. The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by state regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing agencies, are based upon competition from other pipelines or alternate modes of transportation.

  Sunoco Logistics crude oil pipeline operations, located primarily in the South Central United States, transport crude oil produced in Oklahoma, Texas, New Mexico and Louisiana to refiners (including Sunoco's Tulsa refinery) or to local trade points. The refined product pipeline operations, located primarily in the Northeast and Midwest, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco's other businesses and for third-party integrated petroleum companies, independent marketers and distributors.

  At December 31, 1998, Sunoco Logistics had an equity interest in 5,171 miles of crude oil pipelines and 4,542 miles of refined product pipelines. In 1998, crude oil and refined product shipments, including

Sunoco's proportionate share of shipments in pipelines in which it had an ownership interest, totalled 53.8 and 30.6 billion barrel miles, respectively, as compared to 58.9 and 29.7 billion barrel miles in 1997.

  Sunoco Logistics' crude oil pipeline operations in the South Central United States are complemented by lease crude oil acquisition and related trucking operations. Approximately 161 thousand barrels daily of crude oil were purchased from third-party leases during 1998. This crude oil is delivered to various pipelines either directly from the wellhead or utilizing Sunoco Logistics' fleet of 90 trucks. Product terminalling and transport operations include 39 terminals in the Northeast and Midwest that support Sunoco's branded and wholesale marketing operations, 120 trucks that transport gasoline and distillates and a railroad fleet of 150 owned and 2,300 leased tank cars that primarily supports the Sunoco Chemicals and Sun Lubricants businesses. The Company's marine transportation requirements are satisfied through the use of third-party charters. Sunoco maintains an extensive vessel inspection review and evaluation program to assure the vessels chartered into Sunoco service are of appropriate quality.

  Sunoco's Nederland, TX, terminal provides approximately ten million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local and midwestern refiners access to increasing volumes of foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for United States government purchases for and sales from the Strategic Petroleum Reserve storage facilities.

  In 1998, Sunoco entered into an agreement to charter two new innovative VLCCs (Very Large Crude Carriers) to transport crude oil to its Philadelphia and Marcus Hook refineries. Construction of the two two-million-barrel-capacity tankers is expected to be completed in 2001. The tankers will be put on three-year charter to Sunoco at that time. The new VLCCs will provide transportation cost savings compared to existing VLCCs and the smaller, one-million-barrel-capacity tankers typically used to supply the Company's Northeast refineries.

SUN COKE

  Sun Coke's business consists of blast furnace coke manufacturing at the Company's facilities in East Chicago, IN, and Vansant, VA, and coal production from mines in Virginia. Such operations are conducted by Sun Coke Company and its affiliates.

  Sun Coke produces high-quality coke at its 1.3 million ton-per-year Indiana Harbor cokemaking operation in East Chicago, IN, and at its 700 thousand ton-per-year Jewell cokemaking operation in Vansant, VA. These facilities use Sun Coke's proprietary heat-recovery cokemaking technology, which is environmentally and economically superior to the chemical by-product recovery technology currently used by other coke producers.

  Start-up of the Indiana Harbor cokemaking operation commenced in the first quarter of 1998 and all four batteries at this facility, totalling 268 ovens, produced at full rated capacity during the second half of the year. Virtually all of the production from this facility is sold to Ispat Inland Inc. ("Inland") for use at Inland's Indiana Harbor Works steel plant located adjacent to Sun Coke's facility. A supply agreement requires Sun Coke to provide to Inland 1.2 million tons of coke annually on a take-or-pay basis through 2013. Additional production of up to 150,000 tons per year will be sold either to Inland or to other steel producers. Sun Coke is also required to supply all of the flue gas by-product produced at the cokemaking facility to a third-party utility for the generation of steam and electricity. In return, the utility reduces the sulfur and particulate content of the flue gas to acceptable emission levels.

  Sunoco intends to continue to grow its cokemaking business so that it can capitalize on its proprietary cokemaking technology and provide the Company with additional earnings diversification and growth.

  In 1997, Sun Coke completed a 9-year program to replace the existing coke ovens at its Jewell cokemaking facility with 142 new ovens. This program has resulted in an improvement in overall cost efficiencies and an enhancement in coke quality.

  In 1998, Sun Coke transferred an interest in its Indiana Harbor cokemaking operation to a third party for $200 million in cash. In 1995, Sun Coke transferred an interest in its Jewell cokemaking operation to another third party for $95 million in cash. The investors are entitled to preferential returns from the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, which are expected to end in 2002 and 2000, respectively, the third parties will be entitled to variable minority interests in the cash flows and tax benefits from the respective operations ranging from 5 to 25 percent.

  The following table sets forth information concerning Sun Coke's cokemaking and coal mining operations:

                                                               1998  1997  1996
                                                               ----- ----- -----
   Production (Thousands of Tons):
    Coke:
     Indiana Harbor...........................................   779    --    --
     Jewell...................................................   694   664   648
                                                               ----- ----- -----
                                                               1,473   664   648
                                                               ===== ===== =====
    Coal:
     Metallurgical (Jewell)................................... 1,063 1,460 1,490
     Steam (Shamrock)*........................................ 1,896 1,827 2,926
                                                               ----- ----- -----
                                                               2,959 3,287 4,416
                                                               ===== ===== =====
   Proven and Probable Coal Reserves at
    December 31 (Millions of Tons):
     Metallurgical (Jewell)...................................   113   114   115
     Steam (Shamrock)*........................................     8    10    17
                                                               ----- ----- -----
                                                                 121   124   132
                                                               ===== ===== =====

--------
*In early 1999, Sun Coke divested its Shamrock steam coal mining operation located in Kentucky. With this divestment, Sun Coke ceased steam coal mining activities.

  In 1998, 72 percent of Sun Coke's metallurgical coal production was converted into coke at the Jewell cokemaking facility and 28 percent was sold in spot market transactions. Effective in the fourth quarter of 1998, the Company adopted a strategy of using its metallurgical coal production predominantly in its Jewell cokemaking operation. All of the metallurgical coal used to produce coke at Indiana Harbor was purchased under short-term contracts.

  During 1998, all of Indiana Harbor's coke production was sold to Inland (see above) while 98 percent of Jewell's coke production was sold to National Steel Corporation under a long-term contract which provides for delivery of virtually all of this facility's coke production to National Steel through 2005. Sun Coke's long-term sales contracts contain cost pass through or escalating fixed price provisions. In 1998, approximately 60 percent of Sun Coke's bituminous steam coal from its Shamrock operation was sold under a long-term contract, with the remainder sold in spot market transactions.

  Additional information concerning Sun Coke's operations is set forth on page 46 in the Company's 1998 Annual Report to Shareholders.

REAL ESTATE

  Sunoco's real estate business is conducted through Radnor Corporation and its subsidiaries (collectively, "Radnor"). As of December 31, 1998, Radnor's remaining portfolio of real estate was located in five states and consisted principally of single-family home, residential land and business park developments.

  Since the adoption in October 1991 of the Company's plan to sell its real estate business through a program of controlled disposition, Radnor has divested 72 commercial properties, completed 30 housing and land developments and reduced its total assets by over $1 billion. Proceeds from these divestments enabled Radnor to pay off all $852 million of its related debt during this period. At December 31, 1998, Radnor's total assets were $34 million. The disposition of Sunoco's real estate business is expected to be completed by the end of 2001.

SUN INTERNATIONAL PRODUCTION

  During 1996, Sunoco sold its international oil and gas production business. Information concerning this sale is presented in Note 2 to the Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders.

COMPETITION

  The refining and marketing business is very competitive. Sunoco competes with other domestic refiners and marketers in the northeastern United States and U.S. Gulf coast, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. Several of Sunoco's principal competitors are integrated multi-national oil companies that are larger and have substantially greater resources than Sunoco. Because of their integrated operations and larger capitalization, such major oil companies may have greater flexibility than Sunoco in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production, Sunoco must obtain all of its feedstocks from unaffiliated sources.

  Most of the crude oils processed in Sunoco's refining system are light sweet crude oils, which historically have been priced higher than alternative heavy sour crude oils. However, management believes that any potential competitive impact of Sunoco's inability to process significant quantities of less expensive heavy sour crude oils will likely be mitigated by: the higher-value product slate obtained from light sweet crude oils; the higher cost to process heavy sour crude oils; and the continued availability of ample quantities of light sweet crude oils. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of its strong marketing presence in its principal markets and its considerable distribution flexibility resulting from the location of its northeast and midwest refineries and retail network which are well integrated with its distribution system.

  Cokemaking operations are also highly competitive. Demand for coke has fallen as domestic steelmaking capacity has declined and steelmakers have switched to electric arc furnaces and coal injection production methods. However, Sunoco anticipates that coke manufacturing capacity will decrease at a faster rate than the demand for coke as the inability to meet increasingly stringent environmental regulations leads steelmakers and other coke producers to close coke plants. Sunoco believes it is well-positioned to compete with other merchant coke producers since Sunoco's proprietary technology allows Sunoco to construct coke ovens that, compared to conventional coke ovens, are more environmentally benign, are generally less costly to build, and can be operated with fewer workers.

  Sunoco does not consider one or a small group of competitors to be dominant in the refining and marketing or cokemaking industries. The availability of a ready market for Sunoco's refined products, as well as its coke production, depends on numerous external factors including: the level of consumer demand; the extent of industry production of refined products and coke; the import levels of refined products and coke; the cost and availability of alternative fuels; the cost and proximity of refineries, pipelines and other transportation facilities that support the retail gasoline marketing infrastructure; and regulations by federal, state, local and foreign authorities including those imposed by or resulting from compliance with applicable environmental laws.

RESEARCH AND DEVELOPMENT

  In recent years, Sunoco's research and development activities have focused on applied research, process and product development, and engineering and technical services related to fuels, lubricants and chemicals. Sunoco spent $4, $5 and $6 million on research and development activities in 1998, 1997 and 1996, respectively. As of December 31, 1998, approximately 90 scientists, engineers, technicians and support personnel participated in these activities. Sunoco owns or has made application for numerous patents in the U.S.

EMPLOYEES

  As of December 31, 1998, Sunoco had approximately 11,100 employees compared to approximately 10,900 employees as of December 31, 1997. The increase in 1998 is primarily attributable to the acquisition of the Philadelphia phenol facility. Approximately 40 percent of Sunoco's employees are employed in company-operated convenience stores and service stations. Approximately 25 percent of Sunoco's employees were covered by 45 collective bargaining agreements as of December 31, 1998. The collective bargaining agreements have various terms and dates of expiration. In management's opinion, Sunoco's relationship with its employees is generally satisfactory.

ENVIRONMENTAL MATTERS

  Sunoco is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and expense nature. The following table summarizes Sunoco's expenditures for environmental projects and compliance activities (in millions of dollars):

                                                                 1998 1997 1996
                                                                 ---- ---- ----
   Pollution Abatement Capital*................................  $ 35 $ 23 $ 29
   Remediation.................................................    34   38   37
   Operations, Maintenance and Administration..................   173  188  185
                                                                 ---- ---- ----
                                                                 $242 $249 $251
                                                                 ==== ==== ====

--------
*Capital expenditures for pollution abatement are expected to approximate $41 and $25 million in 1999 and 2000, respectively.

  The Clean Air Act establishes stringent criteria for regulating air toxics at operating facilities by mandating major reductions in allowable emissions and establishing a more comprehensive list of substances deemed to be air toxics. The Clean Air Act also requires refiners to market cleaner-burning gasoline that reduces emissions of certain toxics and conventional pollutants. The Company has implemented the first two phases of the reformulated gasoline regulations which require an increase in the minimum quantity of oxygen for certain non-attainment areas, a reduction in benzene content, and a reduction in summertime Reid Vapor Pressure ("RVP"). Sunoco expects to implement the final more stringent phase of these regulations in 2000 with modest capital investment.

  Pursuant to the Clean Air Act, the U.S. Environmental Protection Agency ("EPA") has under review whether it is appropriate to require more stringent emissions standards ("Tier 2 Standards") for new passenger cars and light duty trucks, effective no earlier than the 2004 model year. In connection with these potential Tier 2 Standards, the EPA is considering mandated reductions in the sulfur levels in reformulated and conventional gasoline. It is anticipated that the EPA will issue final regulations by the end of 1999. While it is likely that the EPA will require gasoline sulfur reductions, there are a number of uncertainties about the final rule and how it would be implemented, including the allowable sulfur levels, the timing of any requirements, the areas of the country that would be subject to any such requirements and the technology available to meet the requirements. While some of the alternatives would be potentially significant to Sunoco and its operations, the ultimate impact of the Tier 2 Standards cannot be determined until the EPA issues the finalized rule.

  The EPA has convened an advisory Panel on Oxygenate Use in Gasoline (the "Panel"). The purpose of the Panel is to review public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically the discovery of MTBE in water supplies. The Panel is expected to make recommendations to the EPA in mid-1999. Several states have also commenced reviews of the use of MTBE in gasoline. MTBE is the primary oxygenate used by Sunoco and throughout the industry to meet the reformulated gasoline requirements under the Clean Air Act. While restrictions on the use of MTBE could have a significant impact on Sunoco and its operations, it is not possible to reach any conclusions until federal or state actions, if any, are taken.

  The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly-owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 1998, Sunoco had been named as a PRP at 55 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

  Under various environmental laws, including RCRA, Sunoco has initiated corrective remedial action at Sunoco's facilities, formerly-owned facilities and third-party sites and could be required to undertake similar actions at various other sites. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

  Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 14 to the Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders.

  On October 4, 1996, Sunoco filed a complaint in Los Angeles County Superior Court, Jalisco Corporation, Inc., et al. v. Argonaut Insurance Company, et al. (Case No. BC 158441), naming more than 45 insurance companies as defendants and seeking recovery under numerous insurance policies for certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from the ownership and operation of its businesses. In 1998, the Company entered into several settlements which resolved a portion of these claims. As a result, the Company received net cash proceeds totalling $4 million in 1998 and $40 million in early 1999 and will receive an additional $14 million primarily during the remainder of 1999. A $58 million pretax gain ($38 million after tax) was recognized in 1998 in connection with these settlements. While negotiations are currently ongoing with certain of the other insurance companies to resolve the remaining litigation, the Company cannot quantify the ultimate outcome of this matter.

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

  Management believes that the overall expenditures for environmental activities are likely to be significant but are expected to be incurred over an extended period of time and to be funded from Sunoco's net cash provided by operating activities. Although potentially significant with respect to results of operations or cash flows for any one year, management believes that such costs will not have a material impact on Sunoco's consolidated financial position or, over an extended period of time, on Sunoco's cash flows or liquidity.

YEAR 2000 READINESS DISCLOSURE

  A comprehensive project is currently underway to evaluate and implement changes that will be necessary for the Company to accurately process information at and beyond the Year 2000. For a discussion of the Company's state of readiness concerning the Year 2000 Issue, the costs associated with this project, the potential consequences of failure to correct a material Year 2000 problem and the status of the Company's Year 2000 contingency plans, see "Year 2000 Readiness Disclosure" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report to Shareholders.

ITEM 3. LEGAL PROCEEDINGS

  In November 1998, Sunoco, Inc. (R&M) paid $150,000 in civil fines and agreed to undertake certain corrective actions pursuant to a Consent Order executed with the New York Department of Environmental Conservation. This agreement stems from alleged violations of certain provisions of the Environmental Conservation Law and Navigation Law of New York State, in connection with cracked asphalt dike liners at Sunoco's former Rensselaer, NY, terminal. Sunoco believes the cracked liners were defective and is seeking recovery from the manufacturer and the contractor who installed them.

  Many other legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at December 31, 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

EXECUTIVE OFFICERS OF SUNOCO, INC.

NAME, AGE AND PRESENT
    POSITION WITH
     SUNOCO, INC.                 BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------------             ------------------------------------------
Robert H. Campbell, 61  Mr. Campbell was elected Chairman of the Board in May 1992
 Chairman of the Board  and Chief Executive Officer in September 1991. He also held
 and Chief Executive    the additional positions of President and Chief Operating
 Officer                Officer from February 1991 until December 1996. He has been a Director since November 1988.

NAME, AGE AND PRESENT
    POSITION WITH
     SUNOCO, INC.                 BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------------             ------------------------------------------
Michael H.R. Dingus, 50    Mr. Dingus was elected to his present position in June 1996.
 President, Sun Coke       From September 1995 to June 1996, he was Vice President of
 Company                   Sunoco responsible for special projects and from September
                           1993 to September 1995, he served as Sunoco's Vice
                           President, Materials Management & Administration. In
                           addition, from January 1994 to February 1995, he served as
                           Chief Executive Officer of Radnor Corporation, a Company
                           subsidiary, and from January 1991 to January 1994 served as
                           Radnor Corporation's President.

John G. Drosdick, 55       Mr. Drosdick was elected a Director and President and Chief
 President and Chief       Operating Officer in December 1996. He was President and
 Operating Officer         Chief Operating Officer of Ultramar Corporation (prior to
                           its merger with Diamond Shamrock, Inc. to become Ultramar
                           Diamond Shamrock Corporation) from June 1992 to August 1996.

Bruce G. Fischer, 43       Mr. Fischer was elected to his present position in January
 Vice President and        1999. From June 1995 to January 1999, he was General
 General Manager, Sunoco   Manager, Sunoco MidAmerica Marketing & Refining and from
 MidAmerica Marketing      December 1991 to June 1995, served as Manager, Chemicals and
 and Refining              Lubes Operations & Central Transportation.


Jack L. Foltz, 63          Mr. Foltz was elected to his present position in October
 Vice President and        1992.
 General Counsel

Deborah M. Fretz, 50       Ms. Fretz was elected Senior Vice President, Logistics in
 Senior Vice President,    August 1994. She assumed the additional position of Senior
 Lubricants and Logistics  Vice President, Lubricants in January 1997. In addition, she has been President of Sun Pipe Line Company, a subsidiary, since October 1991.

Thomas W. Hofmann, 47      Mr. Hofmann was elected to his present position in July
 Vice President and        1998. From July 1995 to July 1998, he served as Comptroller;
 Chief Financial Officer   from September 1994 to July 1995, as Director, Performance
                           Analysis; and from October 1991 to September 1994, as Direc-
                           tor, Tax Administration.

David E. Knoll, 55         Mr. Knoll was elected to his present position in August
 Senior Vice President,    1994. He was Senior Vice President, Marketing and Logistics
 Northeast Refining and    from October 1992 to August 1994.
 Chemicals

Joseph P. Krott, 35        Mr. Krott was elected to his present position in July 1998.
 Comptroller               From September 1997 to July 1998, he served as Director,
                           Compensation, Benefits & HR Systems; from July 1996 to
                           September 1997 as Manager, Compensation & HR Systems; and
                           from February 1996 to July 1996, Manager, Compensation
                           Special Projects. He was Manager, Consolidation Accounting
                           and Special Projects from September 1995 to February 1996
                           and Manager, Accounting Special Projects from January 1993 to September 1995.

NAME, AGE AND PRESENT
    POSITION WITH
     SUNOCO, INC.                 BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------------             ------------------------------------------
Robert W. Owens, 45          Mr. Owens was elected to his present position in February
 Vice President and General  1997. He was Vice President, Marketing and Services of
 Manager, Sunoco Northeast   Ultramar Diamond Shamrock Corporation from 1996 to 1997 and
 Marketing                   of Ultramar Corporation from 1994 to 1996. From 1989 to
                             1994, he was Manager, East Coast Branded Marketing of
                             Amerada Hess Corporation.

Malcolm I. Ruddock, 56       Mr. Ruddock was elected to his present position in 1989.
 Treasurer

David C. Shanks, 59          Mr. Shanks was elected to his present position in February
 Vice President, Human       1997. Previously, he was a Corporate Vice President of Ar-
 Resources, Public Affairs   thur D. Little, Inc.
 & Strategic Planning

Sheldon L. Thompson, 60      Mr. Thompson was elected to his present position in October
 Senior Vice President       1992.
 and Chief Administrative
 Officer

Charles K. Valutas, 48       Mr. Valutas was elected to his present position in August
 Vice President,             1994. From August 1991 to August 1994, he was General Manag-
 Sunoco Chemicals            er, Chemicals.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

  The information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 47 of the Company's 1998 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 9 of the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated herein by reference to pages 10-25 in the Company's 1998 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following information in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 26-29; the Notes to Consolidated Financial Statements on pages 30-44; the Report of Independent Auditors on page 45; the Cokemaking and Coal Data on page 46; and the Quarterly Financial and Stock Market Information on page 47.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement ("Proxy Statement") which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 1998.

  Information concerning the Company's executive officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1998, except that the Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

  The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) The following documents are filed as a part of this report:

  1. Consolidated Financial Statements:

       The information appearing in the Company's 1998 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

  2. Financial Statement Schedules:

       Schedule II--Valuation Accounts is included on page 28 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

  3.Exhibits:

        3.(i) --Articles of Incorporation of Sunoco, Inc., as amended and restated effective as of November 6, 1998.

        3.(ii) --Sunoco, Inc. Bylaws, as amended and restated effective as of November 6, 1998.

        4.1 --Instruments defining the rights of security holders of long-term debt of the Company and its subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will provide the SEC a copy of any instruments defining the rights of holders of long-term debt of the Company and its subsidiaries upon request.

        4.2    --Amendment to Rights Agreement dated as of July 3, 1997 between
                 Sunoco, Inc. and First Chicago Trust Company of New York
                 (incorporated by reference to Exhibit 4 of the Company's
                 Current Report on Form 8-K dated July 8, 1997, File No. 1-
                 6841).

        4.3    --Rights Agreement between Sunoco, Inc. and First Chicago Trust
                 Company of New York dated as of February 1, 1996 (incorporated by reference to Exhibit 99(b) of the Company's Current Report on Form 8-K dated February 2, 1996, File No. 1-6841).

       10.1*   --Sunoco, Inc. Long-Term Performance Enhancement Plan, as
                 amended and restated effective as of January 1, 1999.

       10.2*   --Sunoco, Inc. Executive Long-Term Stock Investment Plan, as
                 amended and restated effective as of January 1, 1999.

       10.3*   --Sunoco, Inc. Long-Term Incentive Plan, as amended and restated
                 effective as of January 1, 1999.

       10.4*   --Sunoco, Inc. Directors' Deferred Compensation Plan, as amended and restated effective as of February 4, 1999.

       10.5*   --Amendment No. 1999-1 to the Sunoco, Inc. Deferred Compensation
                 Plan, effective January 1, 1999. The Sunoco, Inc. Deferred
                 Compensation Plan, as amended and restated effective as of
                 March 4, 1998, is incorporated by reference to Exhibit 10.5 of the Company's 1997 Form 10-K filed March 6, 1998, File No. 1-
                 6841.

       10.6*   --Sunoco, Inc. Pension Restoration Plan, as amended and restated
                 effective February 1, 1996 (incorporated by reference to
                 Exhibit 10.5 of the Company's 1995 Form 10-K filed March 7,
                 1996, File No. 1-6841) and as amended effective September 1,
                 1997 (incorporated by reference to Exhibit 10.6 of the
                 Company's 1997 Form 10-K filed March 6, 1998, File No. 1-6841).

       10.7*   --Sunoco, Inc. Savings Restoration Plan, as amended and restated
                 effective December 31, 1995 (incorporated by reference to
                 Exhibit 10.7 of the Company's 1995 Form 10-K filed March 7,
                 1996, File No. 1-6841), as amended effective April 1, 1996
                (incorporated by reference to Exhibit 10.7 of the Company's
                 1996 Form 10-K filed March 7, 1997, File No. 1-6841) and as amended effective September 1, 1997 (incorporated by reference to Exhibit 10.7 of the Company's 1997 Form 10-K filed March 6,
                 1998, File No. 1-6841).

       10.8* --Sunoco, Inc. Executive Incentive Plan, as amended and restated effective March 4, 1998 (incorporated by reference to Exhibit
                10.8 of the Company's 1997 Form 10-K filed March 6, 1998, File
                No. 1-6841) and as amended effective July 1, 1998 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed
                August 7, 1998, File No. 1-6841).

       10.9*  --Sunoco, Inc. Executive Retirement Plan, restated as of December
                31, 1998.

       10.10* --Sunoco, Inc. Special Executive Severance Plan, effective as of
                September 4, 1997 (incorporated by reference to Exhibit 10.10 of the Company's 1997 Form 10-K filed March 6, 1998, File No. 1-
                6841).

       10.11* --Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated effective as of September 4, 1997 (incorporated by reference to Exhibit 10.11 of the Company's 1997 Form 10-K filed
                March 6, 1998, File No. 1-6841).

       10.12* --Sunoco, Inc. Retainer Stock Plan for Outside Directors
                (incorporated by reference to Exhibit 10.9 of the Company's 1995
                Form 10-K filed March 7, 1996, File No. 1-6841).

       10.13* --Amended Schedule to the Form of Indemnification Agreement, individually entered into between Sunoco, Inc. and certain officers and directors of the Company. The Form of Indemnification Agreement is incorporated by reference to
                Exhibit 10.15 of the Company's 1995 Form 10-K filed March 7,
                1996, File No. 1-6841.

       10.14* --Sunoco, Inc. Directors' Deferred Compensation and Benefits
                Trust Agreement dated as of January 11, 1999 by and among Sunoco, Inc., Bankers Trust Company and Towers, Perrin, Forster
                & Crosby, Inc.

       10.15* --Sunoco, Inc. Deferred Compensation and Benefits Trust Agreement dated as of January 11, 1999 by and among Sunoco, Inc., Bankers
                Trust Company and Towers, Perrin, Forster & Crosby, Inc.

       10.16* --Agreement of employment entered November 15, 1996 by and between Sunoco, Inc. and John G. Drosdick (incorporated by reference to Exhibit 10.14 of the Company's 1996 Form 10-K filed
                March 7, 1997, File No. 1-6841).

       12     --Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio
                of Earnings to Fixed Charges for the Year Ended December 31,
                1998.

       13     --Sunoco, Inc. 1998 Annual Report to Shareholders Financial
                Section.

       21     --Subsidiaries of Sunoco, Inc.

       23     --Consent of Ernst & Young LLP.

       24.1 --Power of Attorney executed by certain officers and directors of Sunoco, Inc.

       24.2 --Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

       27.1   --Article 5 of Regulation S-X, Financial Data Schedule.

       27.2   --Restatement of Article 5 of Regulation S-X, Financial Data
                Schedule for the Years Ended December 31, 1997 and 1996.

--------
*These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.

(b) Reports on Form 8-K:

  On November 5, 1998, a report on Form 8-K was filed to disclose under Item 5--"Other Events" and Item 7-- "Financial Statements and Exhibits," a press release issued by the Company announcing that it has changed its corporate name, and is conducting its business as "Sunoco, Inc." The press release also announced that the Company is updating its logo and service station design and has established an internet website.

Note: Copies of each Exhibit to this Form 10-K are available upon request.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

      Sunoco, Inc.

By    s/Thomas W. Hofmann
      Thomas W. Hofmann
      Vice President and Chief Financial Officer

Date  March 5, 1999

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY OR ON BEHALF OF THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 5, 1999:

         SIGNATURES                          TITLES

    Robert H. Campbell*            Chairman of the Board, Chief
    -------------------            Executive Officer and Director
    Robert H. Campbell             (Principal Executive Officer)

    Raymond E. Cartledge*          Director
    ---------------------
    Raymond E. Cartledge

    Robert E. Cawthorn*            Director
    -------------------
    Robert E. Cawthorn

    John G. Drosdick*              President, Chief Operating
    -----------------              Officer and Director
    John G. Drosdick

    Mary Johnston Evans*           Director
    --------------------
    Mary Johnston Evans

    Thomas P. Gerrity*             Director
    ------------------
    Thomas P. Gerrity

    Rosemarie B. Greco*            Director
    -------------------
    Rosemarie B. Greco

    Thomas W. Hofmann*             Vice President and Chief
    ------------------             Financial Officer
    Thomas W. Hofmann              (Principal Financial
                                   Officer)


    James G. Kaiser*               Director
    ----------------
    James G. Kaiser

         SIGNATURES                          TITLES

    Robert D. Kennedy*             Director
    ------------------
    Robert D. Kennedy

    Joseph P. Krott*               Comptroller
    ----------------               (Principal Accounting Officer)
    Joseph P. Krott

    R. Anderson Pew*               Director
    ----------------
    R. Anderson Pew

    William F. Pounds*             Director
    ------------------
    William F. Pounds

    G. Jackson Ratcliffe*          Director
    ---------------------
    G. Jackson Ratcliffe

    Alexander B. Trowbridge*       Director
    ------------------------
    Alexander B. Trowbridge

*By s/Thomas W. Hofmann             Individually and as Attorney-in-Fact
    -------------------
    Thomas W. Hofmann

                         SUNOCO, INC. AND SUBSIDIARIES
                        SCHEDULE II--VALUATION ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                             (MILLIONS OF DOLLARS)

                                           ADDITIONS
                                      -------------------
                           BALANCE AT CHARGED TO CHARGED              BALANCE
                           BEGINNING  COSTS AND  TO OTHER             AT END
                           OF PERIOD   EXPENSES  ACCOUNTS DEDUCTIONS OF PERIOD
                           ---------- ---------- -------- ---------- ---------
For the year ended
 December 31, 1998:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $ 6        $ 7       $--       $ 4        $ 9
                              ===        ===       ===       ===        ===
For the year ended
 December 31, 1997:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $ 8        $ 6       $--       $ 8        $ 6
                              ===        ===       ===       ===        ===
For the year ended
 December 31, 1996:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $18        $ 8       $--       $18        $ 8
                              ===        ===       ===       ===        ===