Form 10-Q
period 1999-03-31
SUNOCO INC
filed 1999-05-05
CIK 95304

(PAGE) 1

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X         NO
     -------          -------

At March 31, 1999, there were 90,441,662 shares of Common Stock, $1 par value outstanding.

(PAGE) 2


                                 SUNOCO, INC.
                                 ------------

                                     INDEX

                                                              Page No.
                                                              --------
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Statements of Income
           for the Three Months Ended March 31, 1999
           and 1998                                              3

           Condensed Consolidated Balance Sheets at
           March 31, 1999 and December 31, 1998                  4

           Condensed Consolidated Statements of Cash
           Flows for the Three Months Ended March 31,
           1999 and 1998                                         5

           Notes to Condensed Consolidated Financial
           Statements                                            6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations        13

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                    22

  Item 6.  Exhibits and Reports on Form 8-K                     22


SIGNATURE                                                       23

(PAGE) 3

                                    PART I
                             FINANCIAL INFORMATION


Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------
                                                     For the Three Months
                                                        Ended March 31
                                                     --------------------
                                                       1999        1998
                                                      ------      ------
                                                         (UNAUDITED)

REVENUES
Sales and other operating revenue (including
 consumer excise taxes)                              $1,882       $2,086
Interest income (Note 2)                                  1           12
Other income (Note 3)                                    50           20
                                                     ------       ------
                                                      1,933        2,118
                                                     ------       ------
COSTS AND EXPENSES
Cost of products sold and operating expenses          1,306        1,455
Selling, general and administrative expenses            133          119
Consumer excise taxes                                   356          358
Payroll, property and other taxes                        23           24
Depreciation, depletion and amortization                 66           62
Interest cost and debt expense                           21           21
Interest capitalized                                     --           (3)
                                                     ------       ------
                                                      1,905        2,036
                                                     ------       ------
Income before income tax expense                         28           82
Income tax expense                                        9           26
                                                     ------       ------
NET INCOME                                               19           56
Dividends on preference stock                            --          (11)
                                                     ------       ------
Net income applicable to common shareholders         $   19       $   45
                                                     ======       ======
Net income per share of common stock (Note 4):
  Basic                                              $  .21       $  .64
  Diluted                                            $  .21       $  .58

Weighted average number of shares outstanding:
  Basic                                                90.4         70.8
  Diluted                                              91.2         96.1

Cash dividends paid per share:
  Preference stock (Note 7)                          $   --       $  .90
  Common stock                                       $  .25       $  .25

                            (See Accompanying Notes)

(PAGE) 4

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                  At               At
                                               March 31        December 31
                                                 1999             1998
(Millions of Dollars)                                 (UNAUDITED)
--------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                        $    4           $   38
Accounts and notes receivable, net                  545              537
Inventories:
  Crude oil                                         174              184
  Refined products                                  175              219
  Materials, supplies and other                      79               80
Deferred income taxes                               118              122
                                                 ------           ------
Total Current Assets                              1,095            1,180

Investments and long-term receivables               109              108
Properties, plants and equipment                  6,204            6,248
Less accumulated depreciation, depletion          2,888            2,902
   and amortization                              ------           ------
Properties, plants and equipment, net             3,316            3,346
Deferred charges and other assets                   213              215
                                                 ------           ------
Total Assets                                     $4,733           $4,849
                                                 ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                 $  587           $  589
Accrued liabilities                                 434              488
Short-term borrowings                               123              120
Current portion of long-term debt                    52               69
Taxes payable                                       109              118
                                                 ------           ------
Total Current Liabilities                         1,305            1,384

Long-term debt                                      823              823
Retirement benefit liabilities                      446              449
Deferred income taxes                               183              175
Other deferred credits and liabilities (Note 5)     464              504
Commitments and contingent liabilities (Note 6)
Shareholders' equity (Note 7)                     1,512            1,514
                                                 ------           ------
Total Liabilities and Shareholders' Equity       $4,733           $4,849
                                                 ======           ======

                           (See Accompanying Notes)

(PAGE) 5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)
--------------------------------------------------------------------------

                                                      For the Three Months
                                                         Ended March 31
                                                      --------------------
                                                         1999       1998
                                                        -----      -----
                                                           (UNAUDITED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 19      $  56
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Gain on divestments                                     (13)        (2)
    Depreciation, depletion and amortization                 66         62
    Deferred income tax expense                              13         20
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                         (11)        99
      Inventories                                            53        (71)
      Accounts payable and accrued liabilities              (66)      (178)
      Taxes payable                                          (9)        15
    Other                                                   (13)        (9)
                                                           ----      -----
Net cash provided by (used in) operating activities          39         (8)
                                                           ----      -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (56)      (104)
  Proceeds from divestments                                  20         13
                                                           ----      -----
Net cash used in investing activities                       (36)       (91)
                                                           ----      -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                     3         --
  Repayments of long-term debt                              (17)        (6)
  Proceeds from transferred interest in coke-
   making operations                                         --        200
  Cash dividend payments                                    (23)       (29)
  Purchases of preference stock for retirement               --         (2)
  Purchases of common stock for treasury                     --         (8)
  Proceeds from issuance of common stock under
   management incentive and employee option plans             1          6
  Other                                                      (1)        (2)
                                                           ----      -----
Net cash provided by (used in) financing activities         (37)       159
                                                           ----      -----
Net increase (decrease) in cash and cash equivalents        (34)        60
Cash and cash equivalents at beginning of period             38         33
                                                           ----      -----
Cash and cash equivalents at end of period                 $  4      $  93
                                                           ====      =====

                           (See Accompanying Notes)

(PAGE) 6

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-
     K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 1999 are not necessarily indicative of results for the full year 1999.

2.   Settlement of Income Tax Dispute.

     In March 1998, Sunoco settled an income tax dispute with the Internal Revenue Service related to certain deductions claimed in prior years. The settlement, which includes the recognition of $11 million of interest income, increased 1998 first quarter net income by $9 million.

3.   Other Income.

     In February 1999, Sunoco divested its Shamrock steam coal mining operation located in Kentucky for $13 million in cash. The divestment resulted in the recognition of an $11 million pretax gain ($7 million after tax) in the 1999 first quarter. The Shamrock operation earned $5 million for the full year 1998. With this divestment, the Company ceased steam coal mining activities.

     In the first quarter of 1999, Sunoco recognized an $11 million pretax gain ($7 million after tax) in connection with the settlement of certain insurance claims. The claims related to certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from ownership and operation of its businesses (Note 6).

(PAGE) 7

4.   Earnings Per Share.

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three months ended March 31, 1999 and 1998 (in millions, except per share amounts):

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                    1999      1998
                                                    ----      ----
     Net income after dividends on
       preference stock (basic EPS
       numerator)                                  $  19     $  45
     Add: Dividends on preference stock               --        11
                                                    ----      ----
     Net income (diluted EPS numerator)            $  19     $  56
                                                    ====      ====
     Weighted average number of common
       shares outstanding (basic EPS
       denominator)                                 90.4      70.8
     Add effect of dilutive securities:
       Redeemable preference shares
         (Note 7)                                     --      24.1
       Stock incentive awards                         .8       1.2
                                                    ----      ----
     Weighted average number of shares
       (diluted EPS denominator)                    91.2      96.1
                                                    ====      ====
     Basic EPS                                     $ .21     $ .64
     Diluted EPS                                   $ .21     $ .58

5.   Transferred Interests in Cokemaking Operations.

     In the first quarter of 1998, Sunoco transferred an interest in its Indiana Harbor cokemaking operation in East Chicago, IN, to a third party for $200 million in cash. In 1995, Sunoco transferred an interest in its Jewell cokemaking operation in Vansant, VA, to another third party for $95 million in cash. The investors are entitled to 95 percent of the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, which are expected to end in 2002 and 2000, respectively, the third parties will be entitled to variable minority interests in the cash flows and tax benefits from the respective operations ranging from 5 to 25 percent. Sunoco did not recognize any gain or loss on these transactions. The outstanding balance attributable to the transferred interests in these operations totalled $215 and $226 million at March 31, 1999 and December 31, 1998, respectively, and is reflected in other deferred credits and liabilities in the condensed consolidated balance sheets.

(PAGE) 8

6.   Commitments and Contingent Liabilities.

     A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. The facility was completed during 1995.

     In order to obtain a secure supply of oxygenates for the manufacture of reformulated gasoline, Sunoco entered into an off-take agreement with BEF whereby Sunoco agreed to purchase all of the MTBE production from the plant. For the first 14,000 barrels daily of production, Sunoco agreed to pay BEF prices from May 1997 through May 2000 based on the then-existing MTBE prices per gallon in the contract market (the "contract market price"). Sunoco also agreed to pay BEF the current spot market price for production above 14,000 barrels daily. In addition, the price to be paid by Sunoco for the first 12,600 barrels daily of MTBE production from May 1997 through May 2000, at a minimum, generally will equal the sum of BEF's annual raw material and cash operating costs associated with this production plus BEF's debt service payments (collectively, the "minimum price") if the minimum price per gallon exceeds the contract market price. Sunoco has been paying the minimum price under this agreement since May 1997. After May 2000, Sunoco and BEF will negotiate a new price for the last four years of the agreement based upon the market conditions existing at that time.

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

     The $130 million loss accrual was based primarily on the Company's marketplace assumptions concerning the worldwide supply and demand for MTBE through May 2000. At December 31, 1996, the Company believed that MTBE demand would increase in 1999 largely as a result of various jurisdictions electing to voluntarily comply with (or opt into) the reformulated gasoline requirements of the Clean Air Act by the end of 1998. At December 31, 1998, the number of "opt ins" was lower than what the Company had originally anticipated and certain other jurisdictions were considering "opting out" of the voluntary reformulated fuel requirements. As a result of these and other market factors, management believed that MTBE demand would not increase as previously anticipated. Accordingly, an additional $40 million provision ($26 million after tax) was added to the accrual in December 1998 for incremental losses expected to be realized with respect to this agreement. During the first quarter of 1999 and the full years 1998 and 1997, actual MTBE purchase costs in excess of spot market prices totalling $13, $47 and $65 million, respectively, were charged against the accrual. The accrual has a remaining balance of $45 million as of March 31, 1999.

(PAGE) 9

     Sunoco is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly-owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 1999, Sunoco had been named as a PRP at 54 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

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

     Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                            At                 At
                                         March 31          December 31
                                           1999               1998
                                         --------          -----------
          Accrued liabilities             $  49                  $  56
          Other deferred credits and
            liabilities                     130                    126
                                           ----                   ----
                                          $ 179                  $ 182
                                           ====                   ====

     Pretax charges against income for environmental remediation amounted to $3 million for the first quarter of 1999 and less than $1 million for the first quarter of 1998. Claims for recovery of environmental liabilities that are probable of realization totalled $4 million at March 31, 1999 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

(PAGE) 10

     On October 4, 1996, Sunoco filed a complaint in Los Angeles County Superior Court, Jalisco Corporation, Inc., et al. v. Argonaut Insurance Company, et al. (Case No. BC 158441), naming more than 45 insurance companies as defendants and seeking recovery under numerous insurance policies for certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from the ownership and operation of its businesses. In the first quarter of 1999 and fourth quarter of 1998, the Company entered into several settlements which resolved a portion of these claims. As a result, the Company received net cash proceeds totalling $4 million in 1998 and $55 million in the first quarter of 1999 and will receive an additional $10 million primarily during the remainder of 1999. Pretax gains of $11 million ($7 million after tax) and $58 million ($38 million after tax) were recognized in other income in the first quarter of 1999 and fourth quarter of 1998, respectively, in connection with these settlements. While negotiations are currently ongoing with certain of the other insurance companies to resolve the remaining litigation, the Company cannot quantify the ultimate outcome of this matter.

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

     Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sunoco's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management of Sunoco believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sunoco at March 31, 1999. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

(PAGE) 11

7.   Shareholders' Equity.

                                                 At                 At
                                              March 31         December 31
                                                1999               1998
                                            ------------       -----------
                                                (Millions of Dollars)

     Common stock, par value $1 per share      $  132            $  132
     Capital in excess of par value             1,395             1,393
     Earnings employed in the business          1,604             1,608
                                               ------            ------
                                                3,131             3,133
     Less common stock held in treasury,
          at cost                               1,619             1,619
                                               ------            ------
     Total                                     $1,512            $1,514
                                               ======            ======


     On August 3, 1995, the Company issued 12,500,000 shares of Series A cumulative preference stock in exchange for 25,000,000 shares of Company common stock in a tax-free transaction. Each share of preference stock was evidenced by two "depositary shares", which were entitled, proportionally, to all the rights, preferences and privileges of the underlying preference stock. On May 28, 1998, the Company redeemed all of its 12,033,760 then outstanding shares of preference stock. Under the terms of redemption, established when the shares of preference stock were issued, each preference share was redeemed in exchange for 1.899674 shares of Sunoco's common stock plus accrued and unpaid dividends of $.7516. The preference-to-common stock exchange ratio represented the call price of $80 per preference share payable in Sunoco common stock valued at $42.1125 per common share--the average of the closing prices for Sunoco common stock on the New York Stock Exchange, as reported on the consolidated tape, for the five consecutive trading days from April 20 to April 24, 1998, inclusive. At the exchange ratio of 1.899674 shares of common stock for each share of preference stock, 22,859,633 shares of Sunoco common stock held in treasury were reissued. In connection with this redemption, a lawsuit has been filed alleging that Sunoco incorrectly calculated the exchange ratio and should have issued an additional 1.36 million shares of Sunoco common stock. The Company believes the exchange ratio was correctly calculated and is vigorously defending its position.

(PAGE) 12

8.   Business Segment Information.

     The following table sets forth information concerning Sunoco's business segments (in millions of dollars):

                                  Sales and Other
                                 Operating Revenue
                            ----------------------------     Profit Contri-
Three Months Ended          Unaffiliated          Inter-      bution (Loss)
  March 31, 1999              Customers          segment       (after tax)
------------------          ------------         -------     --------------
Northeast Refining                $  558            $277               $(16)
Northeast Marketing                  636              --                 13
Chemicals                            117              --                 10
Lubricants                           214               7                  5
MidAmerica Marketing &
  Refining                           292              --                (12)
Logistics                             14              28                 13
Coke                                  51              --                 20
                                  ------            ----               ----
Consolidated                      $1,882            $ --                 33
                                  ======            ====
Gain on settlement of
  insurance litigation                                                    7
Corporate expenses                                                       (6)
Net financing expenses
  and other                                                             (15)
                                                                       ----
Net income                                                             $ 19
                                                                       ====

Three Months Ended
March 31, 1998
------------------
Northeast Refining                $  677            $325               $ 15
Northeast Marketing                  669              --                 15
Chemicals                             89              --                 10
Lubricants                           251              21                 (3)
MidAmerica Marketing &
  Refining                           351              --                  2
Logistics                             13              28                 11
Coke                                  36              --                 11
                                  ------            ----               ----
Consolidated                      $2,086            $ --                 61
                                  ======            ====
Corporate expenses                                                       (6)
Net financing expenses
  and other                                                               1
                                                                       ----
Net income                                                             $ 56
                                                                       ====

(PAGE) 13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                         Three Months Ended
                                              March 31
                                         ------------------
                                           1999      1998             Variance
                                           ----      ----             --------
                                                (Millions of Dollars)

Sun Northeast Refining                    $ (16)    $  15                 $(31)
Sunoco Northeast Marketing                   13        15                   (2)
Sunoco Chemicals                             10        10                   --
Sun Lubricants                                5        (3)                   8
Sunoco MidAmerica Marketing & Refining      (12)        2                  (14)
Sunoco Logistics                             13        11                    2
Sun Coke                                     20        11                    9
Corporate expenses                           (6)       (6)                  --
Net financing expenses and other            (15)        1                  (16)
                                           ----       ---                 ----
                                             12        56                  (44)
Special item:
  Gain on settlement of insurance
   litigation                                 7        --                    7
                                           ----       ---                 ----
Consolidated net income                   $  19     $  56                 $(37)
                                           ====       ===                 ====


Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended March 31, 1999, Sunoco earned $19 million, or $.21 per share of common stock on a diluted basis, compared to net income of $56 million, or $.58 per share, for the first quarter of 1998. Excluding the $7 million after-tax gain on settlement of insurance litigation shown separately in the Earnings Profile of Sunoco Businesses, Sunoco had income of $12 million in the first quarter of 1999.

(PAGE) 14

Sunoco's 1999 first quarter results benefited from several previously announced self-help initiatives, including higher chemicals and lubricants production, higher retail gasoline sales volumes and added income from the Company's Indiana Harbor cokemaking facility which commenced operations in March 1998. However, the Company did not realize the full benefit of its self-help initiatives related to production of high-value refined products during the current quarter because of a low refining margin environment. Sunoco will aggressively pursue its identified self-help targets during the remainder of the year and look for other ways to mitigate the difficult start to 1999.

Sun Northeast Refining -- The Sun Northeast Refining business recorded a loss of $16 million in the first quarter of 1999 versus income of $15 million in the first quarter of 1998. The decrease in results was due to significantly lower refining margins, as realized refining margins were down $1.16 per barrel versus the 1998 first quarter. Partially offsetting the lower margins were higher production levels (up 1.7 million barrels, or 4 percent). Despite some refinery run cutbacks due to the low margin environment during the first two months of 1999, inputs to the crude units in the Northeast averaged almost 485,000 barrels daily (96 percent utilization) and catalytic cracking throughput averaged over 195,000 barrels per day (93 percent utilization) during the current quarter.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $13 million in the current quarter versus $15 million in the first quarter of 1998. A four percent increase in retail gasoline sales volumes and an $8 million pretax increase in non-gasoline income, particularly from company operated sites and retail heating oil operations, were more than offset by a 1.4-cent-per-gallon decline in gasoline margins and a $6 million increase in expenses. The margin decline was concentrated in the latter part of the quarter as retail margins were squeezed by rising crude oil prices. The increase in expenses was largely attributable to the higher sales volumes and expenditures supporting a retail site reimaging program.

Sunoco Chemicals -- Sunoco Chemicals earned $10 million in the first quarter of 1999, unchanged compared with last year's first quarter. Lower average chemical margins were offset by higher production volumes in Sunoco's expanded chemicals business. Margins for polymer-grade propylene were down more than 50 percent and average aromatics margins were also down slightly versus the prior year quarter. Offsetting the margin declines were additional earnings from the phenol facility acquired on June 30, 1998 and from a cumene plant expansion completed in the third quarter of 1998.

Sun Lubricants -- The Sun Lubricants business earned $5 million in the 1999 first quarter versus a loss of $3 million in the 1998 first quarter. The improvement was primarily due to higher production volumes and lower expenses versus the first quarter of 1998 when significant scheduled maintenance occurred at the Company's Puerto Rico and Tulsa refineries. Total production increased by more than 1.1 million barrels versus last year's first quarter, with base oil production up approximately 300,000 barrels. Higher margins for specialty oils were largely offset by lower base oil margins.

(PAGE) 15

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining recorded a loss of $12 million during the current quarter versus earnings of $2 million in the 1998 first quarter. The decrease in results was primarily due to lower wholesale fuels margins. Production levels were also down versus the first quarter of 1998, due to both planned and unplanned refinery maintenance activities and voluntary production cuts during the quarter. Also contributing to the decline in operating results were lower chemicals volumes and margins.

Sunoco Logistics -- Sunoco Logistics earned $13 million in the first quarter of 1999 versus $11 million in the first quarter of 1998. The increase in income was primarily due to improved results from Sunoco's Southwestern logistics operations.

Sun Coke -- Sun Coke earned $20 million in the first quarter of 1999 versus $11 million in the first quarter of 1998. The increase in earnings was due to a $7 million increase in income from the Indiana Harbor cokemaking facility, which commenced operations in late March 1998, and to a $7 million after-tax gain from the divestment of Shamrock Coal Company ("Shamrock"), Sun Coke's steam coal mining operation located in Kentucky. Cash proceeds from the sale of this business, which earned $5 million for the full year 1998, amounted to $13 million. With this divestment, Sun Coke ceased steam coal mining activities. Partially offsetting these positive factors were lower earnings at the Jewell cokemaking operation due to temporary coke stockpiling resulting from reduced sales to its major customer and the absence of a $2 million tax benefit recorded in the first quarter of 1998 related to the settlement of an income tax dispute with the Internal Revenue Service.

Net Financing Expenses and Other -- Net financing expenses and other activities totalled $15 million of expense for the first quarter of 1999 versus income of $1 million for the 1998 first quarter. The 1998 amount includes $5 million in after-tax earnings from a dividend from a petroleum industry insurance consortium in which Sunoco participates and $7 million of after-tax interest income related to the federal income tax settlement discussed above. Excluding these items, net financing expenses and other were $15 million for the current quarter versus $11 million for the first quarter of 1998. This $4 million increase was primarily attributable to lower capitalized interest and higher interest expense due to higher average debt levels.

Gain on Settlement of Insurance Litigation -- In the first quarter of 1999, Sunoco recognized a $7 million after-tax gain in connection with the settlement of certain insurance claims. The claims relate to certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from ownership and operation of its businesses (see Note 6 to the condensed consolidated financial statements).

(PAGE) 16

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $1.9 billion in the first quarter of 1999 compared to $2.1 billion in the first quarter of 1998. The 10 percent decrease in 1999 was primarily due to lower refined product sales prices, partially offset by higher refined products sales volumes.

Costs and Expenses -- Total pretax costs and expenses were $1.9 billion in the first quarter of 1999 compared to $2.0 billion in the first quarter of 1998. The 5 percent decrease in 1999 was primarily due to lower crude oil and refined product acquisition costs largely as a result of a decline in crude oil prices.


                              FINANCIAL CONDITION

Cash and Working Capital
------------------------

At March 31, 1999, Sunoco had cash and cash equivalents of $4 million compared to $38 million at December 31, 1998, and had a working capital deficit of $210 million compared to a working capital deficit of $204 million at December 31, 1998. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at March 31, 1999 by $345 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first quarter of 1999, Sunoco's net cash provided by operating activities was $39 million compared to $8 million of net cash used in operating activities in the first quarter of 1998. This $47 million improvement was primarily due to a decrease in working capital uses pertaining to operating activities, partially offset by a decline in income before special items. The decrease in working capital uses was in part due to the collection of approximately $40 million of net cash proceeds related to several insurance claims settled in the fourth quarter of 1998 (see Note 6 to the condensed consolidated financial statements).

(PAGE) 17

In the first quarter of 1998, Sunoco transferred an interest in its Indiana Harbor cokemaking operation in East Chicago, IN, to a third party in exchange for $200 million in cash. The investor is entitled to 95 percent of the cash flows and tax benefits from this cokemaking operation until certain cumulative return targets have been met. After this preferential return period, which is expected to end in 2002, the third party will be entitled to a variable minority interest in the cash flows and tax benefits from the Indiana Harbor cokemaking operation ranging from 5 to 23 percent. Sunoco did not recognize any gain or loss on this transaction.

Management believes that future cash provided by operating activities will be sufficient to satisfy Sunoco's capital requirements and to pay the current level of cash dividends on Sunoco's common stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a $500 million revolving credit agreement ("Agreement") with commercial banks that provides access to short-term financing through September 2002. The Company can borrow directly from the participating banks under this Agreement or use it to support the issuance of commercial paper. The Company also has access to short-term financing under a non-committed money market facility. The following table sets forth amounts outstanding related to Sunoco's borrowings (in millions of dollars):


                                                At                 At
                                             March 31         December 31
                                               1999               1998
                                           -----------        -----------
Short-term borrowings:
  Commercial paper                            $ 120             $   --
  Bank borrowings under revolving
    credit agreement                             --                120
  Other bank borrowings                           3                 --
Current portion of long-term debt                52                 69
Long-term debt                                  823                823
                                               ----             ------
Total borrowings                              $ 998             $1,012
                                               ====             ======

Sunoco's debt-to-capital ratio was 39.8 percent at March 31, 1999 compared to
40.1 percent at December 31, 1998. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

(PAGE) 18

                             ENVIRONMENTAL MATTERS

Pursuant to the Clean Air Act, the U.S. Environmental Protection Agency ("EPA") has under review whether it is appropriate to require more stringent emissions standards ("Tier 2 Standards") for new passenger cars and light duty trucks. In connection with these potential Tier 2 Standards, the EPA issued proposed regulations in early May 1999, which would mandate significant reductions in the sulfur levels in reformulated and conventional gasoline commencing in 2004. The proposal is subject to a 90-day public comment period and it is anticipated that the EPA will issue final rules by the end of 1999. While it is likely that the EPA will require significant gasoline sulfur reductions, there are a number of uncertainties about the final regulations and how they would be implemented, including the allowable sulfur levels, the timing of any requirements, the impact of any banking and trading system, the areas of the country that would be subject to any such requirements and the technology available to meet the requirements. While some of the alternatives would be potentially significant to Sunoco and its operations, the ultimate impact of the Tier 2 Standards cannot be determined until the EPA issues the finalized rules.

The EPA has convened an advisory Panel on Oxygenate Use in Gasoline (the "Panel"). The purpose of the Panel is to review public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically the discovery of MTBE in water supplies. The Panel is expected to make recommendations to the EPA in mid-1999. California has acted to ban MTBE use by December 31, 2002. In connection with the MTBE ban, California has requested a waiver from the EPA of the oxygenate requirements for reformulated gasoline under the Clean Air Act. Other states are also reviewing the use of MTBE in gasoline. MTBE is the primary oxygenate used by Sunoco and throughout the industry to meet the reformulated gasoline requirements under the Clean Air Act. While additional phase-outs or restrictions on the use of MTBE could have a significant impact on Sunoco and its operations, it is not possible to reach any conclusions until federal or further state actions, if any, are taken.


                               SHARE REPURCHASES

During 1998, the Company repurchased 3,727,850 shares of its common stock and 46,780 of its depositary shares for $145 million. On December 28, 1998, the Board of Directors authorized a new program to purchase up to an additional $150 million of Company stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions. As of April 30, 1999, $155 million remained available under the share repurchase programs.


                        YEAR 2000 READINESS DISCLOSURE

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

(PAGE) 19

Sunoco began significant efforts to address its exposures related to the Year 2000 Issue in 1997. A project team was put in place to assess, remediate or replace, test and implement computer systems and applications (which consist of internally developed and purchased computer applications, hardware, systems software and embedded chip and manufacturing process control systems) so that such systems and related processes will continue to operate and properly process information dated after December 31, 1999.

The initial phase of these plans, an inventory and assessment of potential problem areas, is complete. The remediation/replacement phase for the Company's key computer applications is substantially on schedule, and the Company estimates that as of March 31, 1999 it has completed approximately 95 percent of the activities in this phase. Testing is an ongoing process and from March 1999 through July 1999, the Company is conducting a complete Year 2000 readiness test and a full systems integration test in an environment that simulates the processing conditions that will exist after December 31, 1999. The Company anticipates that the remediation/ replacement and testing phases for all of its key computer applications will be completed by July 31, 1999.

The Company has contacted its key customers and suppliers and is examining their Year 2000 public disclosures in an attempt to ascertain their ability to continue to meet their obligations to the Company. While some of these third parties are more prepared than others, the Company has no reason to believe that its key customers and suppliers will not be Year 2000 compliant. This readiness assessment will continue throughout 1999.

Additionally, the Company is developing contingency plans for its key operations and business processes. These plans will attempt to mitigate the potential impacts of any failures of either Company or third-party systems and processes. In developing such plans, Sunoco's primary consideration is to continue to operate the Company's facilities without compromising the health or safety of its employees, agents or neighboring communities. Plans may include, but are not limited to, scheduling and timing of operations, minimizing certain discretionary activities, and ensuring that adequate staff is available to handle any unforeseen disruptions. The Company may also choose to develop alternative sources of supply, markets or other contingencies in response to the potential failures of customers and suppliers to meet their obligations to the Company. Contingency plans are expected to be complete by September 30, 1999.

With regard to third-party system interfaces, Sunoco's computer systems have been remediated to correctly interpret dates as they are currently supplied and to have the capability to both send and receive expanded dates if necessary. Third parties with whom the Company has interfaces have been contacted, advised of Sunoco's plans for such interfaces and asked to promptly notify the Company should their own remediation plans result in a change to their current system interface with the Company. The Company has been notified by several third parties that minor interface changes are required. Such changes are currently in the process of being made and tested.

(PAGE) 20

The total cost to Sunoco during the 1997-99 period of achieving Year 2000 compliant systems is currently estimated to be $37 million, which represents approximately 20 percent of the information technology budget during that period. Such amount, which includes both expense and capital spending, is being funded from Sunoco's net cash flows from operating activities. It consists of $20 million of expense incurred remediating and testing existing software and hardware and $17 million of capital expenditures to replace two key non-compliant systems with newly purchased systems that, in addition to being compliant, provide enhanced business functionality. Through March 31, 1999, $29 million has been spent, of which $16 million relating to the remediation and testing of existing software and hardware has been expensed and $13 million relating to the replacement of the two non-compliant systems has been capitalized.

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

The foregoing Year 2000 discussion constitutes a "forward-looking" statement within the meaning of Section 21E of the Securities Exchange Act of 1934. It is based on management's current expectations, estimates and projections, which could ultimately prove to be inaccurate. Factors which could affect the Company's ability to be Year 2000 compliant by the end of 1999 include the failure of customers, suppliers and governmental agencies to achieve compliance, the inaccuracy of certifications received from them, and a shortage of necessary personnel to modify or repair existing software.


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

(PAGE) 21

Sunoco's operating results are dependent upon the reliability and efficiency of the Company's operating facilities, the level of operating expenses and hazards common to operating facilities (including equipment malfunction, explosions, fires, oil spills and the effects of severe weather conditions). Plans for the construction, modernization or debottlenecking of refineries, chemical plants and/or cokemaking facilities, and the utilization and timing of production from these facilities are subject to many factors, including unplanned delays, and the issuance of applicable building, environmental and other permits. Sunoco's income and revenues are affected by market supply and demand for Sunoco's products and actions taken by competitors (including both pricing and expansion and retirement of refinery capacity), as well as changes in industry-wide refining margins, market forces affecting the availability and pricing of oxygenates such as MTBE, changes in crude oil and other raw material costs, and world and regional events that could significantly increase volatility in the marketplace.

The ability to meet liquidity requirements, including the funding of the Company's capital program from operations, is subject to changes in commodity prices and crude oil supply that could be affected by factors beyond Sunoco's control, such as embargoes, the continued discovery and production of light sweet crude oil, or military conflicts involving (or internal instability in) one or more oil-producing countries. Other factors that could affect Sunoco's business include the continued availability of debt and equity financing, changes in labor relations, nonperformance by major customers, general economic conditions (including recessionary trends, inflation and interest and currency exchange rates), and civil, criminal, regulatory or administrative actions, claims or proceedings. Sunoco's operations could also be affected by domestic and international political, legislative, regulatory and legal actions, such as restrictions on production, restrictions on imports and exports, price controls, tax increases and retroactive tax claims, expropriation of property and cancellation of contract rights. Sunoco is impacted by laws pertaining to workers' health and safety, and current or amended state and federal environmental and other similar regulations (including, particularly, regulations dealing with gasoline composition and characteristics) or the judicial interpretation of such regulations.

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

(PAGE) 22

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings

     Many legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at March 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     12   -  Statement re Sunoco, Inc. and Subsidiaries Computation of
             Ratio of Earnings to Fixed Charges for the Three-Month Period
             Ended March 31, 1999.

     27.1 -  Article 5 of Regulation S-X, Financial Data Schedule.

     27.2 - Restatement of Article 5 of Regulation S-X, Financial Data Schedule for the Three-Month Period Ended March 31, 1998, Six-Month Period Ended June 30, 1998 and Nine-Month Period Ended September 30, 1998.

Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended March 31, 1999.

                                  **********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

                         Sunoco, Inc.
                         Investor Relations
                         Ten Penn Center
                         1801 Market Street
                         Philadelphia, PA  19103-1699

(PAGE) 23

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     SUNOCO, INC.



BY   s/ JOSEPH P. KROTT
     -----------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE May 4, 1999

(PAGE) 1

                                 EXHIBIT INDEX

Exhibit
Number                         Exhibit
--------       ----------------------------------------

 12 Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 1999.

 27.1          Article 5 of Regulation S-X, Financial Data Schedule.

 27.2 Restatement of Article 5 of Regulation S-X, Financial Data Schedule for the Three-Month Period Ended March 31, 1998, Six-Month Period Ended June 30, 1998 and Nine-Month Period Ended September 30, 1998.