Form 10-K/A
period 1998-12-31
SUNOCO INC
filed 1999-06-29
CIK 95304

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

                     AMENDMENT TO APPLICATION OR REPORT
              Filed Pursuant to Section 12, 13, or 15(d) of the
                      SECURITIES EXCHANGE ACT OF 1934




                                 SUNOCO, INC.
             --------------------------------------------------
             (Exact name of registrant as specified in charter)

                           AMENDMENT NO. 1

          The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as set forth in the pages attached hereto:

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



          SUNOCO, INC.



BY        s/Joseph P. Krott
          ------------------
          Joseph P. Krott
          Comptroller
          (Principal Accounting Officer)

DATE      June 28, 1999

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction F to Form 10-K and Rule 15(d)-21 under the Securities Exchange Act of 1934, the financial statements required by Form 11-K with respect to the Sunoco, Inc. Capital Accumulation Plan are furnished as part of the Sunoco, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1998. As permitted by the rules with respect to Form 11-K, plan financial statements for the Sunoco, Inc. Capital Accumulation Plan are furnished in accordance with the financial reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

                        REPORT OF INDEPENDENT AUDITORS

Plan Administrator
Sunoco, Inc. Capital Accumulation Plan

We have audited the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits of the Sunoco, Inc. Capital Accumulation Plan (Plan) as of and for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1998 and 1997 and the changes in its net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of Assets Held for Investment Purposes at December 31, 1998 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of management. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedule and Fund Information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ERNST & YOUNG LLP
---------------------
Ernst & Young LLP

Philadelphia, Pennsylvania
June 11, 1999

                                                            SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                                              STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                                                AT DECEMBER 31, 1998


                                                                  U.S.                              DIVERSIFIED         CAPITAL
                                            EQUITY INDEX    EXTENDED MARKET      INTERNATIONAL      INVESTMENTS      PRESERVATION
ASSETS                                          FUND          EQUITY FUND             FUND              FUND              FUND
------                                     -------------    ---------------      --------------     -------------    --------------
Investment in Sunoco, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)                     $230,458,968       $17,670,740         $11,825,780      $121,592,839       $246,309,810
Loans receivable from participants,
  including accrued interest (Note 1)                 --                --                  --                --                 --
                                            ------------       -----------         -----------      ------------       ------------
Total assets                                 230,458,968        17,670,740          11,825,780       121,592,839        246,309,810
                                            ------------       -----------         -----------      ------------       ------------

NET ASSETS AVAILABLE FOR
  BENEFITS (Notes 3 and 5)                  $230,458,968       $17,670,740         $11,825,780      $121,592,839       $246,309,810
                                            ============       ===========         ===========      ============       ============



                                                                             See accompanying notes to financial statements.

                                                              SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                                        STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION - Continued
                                                                    AT DECEMBER 31, 1998



                                                  SUNOCO
                                               COMMON STOCK
ASSETS                                             FUND             ESOP FUND         PCRA FUND       LOAN FUND           TOTAL
------                                         ------------        -----------       -----------     ------------      ------------
Investment in Sunoco, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)                        $54,482,898         $73,966,331       $4,173,174       $        --      $760,480,540
Loans receivable from participants,
  including accrued interest (Note 1)                   --                  --               --        16,053,436        16,053,436
                                               -----------         -----------       ----------       -----------      ------------
Total assets                                    54,482,898          73,966,331        4,173,174        16,053,436       776,533,976
                                               -----------         -----------       ----------       -----------      ------------

NET ASSETS AVAILABLE FOR
  BENEFITS (Notes 3 and 5)                     $54,482,898         $73,966,331       $4,173,174       $16,053,436      $776,533,976
                                               ===========         ===========       ==========       ===========      ============


                                                                             See accompanying notes to financial statements.


                                                                SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                                        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                                                 FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                  U.S.                              DIVERSIFIED         CAPITAL
                                            EQUITY INDEX    EXTENDED MARKET      INTERNATIONAL      INVESTMENTS      PRESERVATION
                                                FUND         EQUITY FUND             FUND               FUND             FUND
                                            ------------    ---------------      --------------     ------------     -------------

Additions (deductions):
  Employees' contributions                  $  7,690,441     $ 1,071,256          $   699,811       $  4,161,179     $  6,284,633

  Employers' contributions                     4,206,287         537,191              357,954          2,303,363        3,775,575

  Transfers and rollovers from
    tax-qualified plans (Note 1)               1,773,825         625,139               99,443            761,904         4,073,030

  Interfund transfers                        (14,785,917)        262,621             (872,709)        (5,358,611)       18,074,956

  Interest income (Note 3)                            --              --                   --                 --                --

  Increase (decrease) in value of
    participation in Sunoco, Inc.
    Defined Contribution Master Trust
    (Notes 1 and 3)                           53,236,669       1,214,894            1,086,880         26,768,405        15,100,720

  Benefits paid to participants (Note 5)     (19,648,681)     (1,072,413)            (804,121)       (10,329,461)      (30,753,018)

  Administrative expenses (Note 2)              (318,164)        (77,402)            (100,805)          (501,782)         (519,983)
                                            ------------     -----------          -----------       ------------      ------------
Net additions (deductions)                    32,154,460       2,561,286              466,453         17,804,997        16,035,913

Net assets available for benefits,
  January 1, 1998                            198,304,508      15,109,454           11,359,327        103,787,842       230,273,897
                                            ------------     -----------          -----------       ------------      ------------
Net assets available for benefits,
  December 31, 1998                         $230,458,968     $17,670,740          $11,825,780       $121,592,839      $246,309,810
                                            ============     ===========          ===========       ============      ============



                                                                             See accompanying notes to financial statements.


                                                                 SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                                        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION - Continued
                                                                  FOR THE YEAR ENDED DECEMBER 31, 1998



                                                SUNOCO
                                             COMMON STOCK
                                                 FUND             ESOP FUND         PCRA FUND       LOAN FUND           TOTAL
                                             ------------        -----------       -----------     ------------      ------------
Additions (deductions):
  Employees' contributions                   $ 2,814,513        $         --        $       --      $        --      $ 22,721,833

  Employers' contributions                     1,672,876                  --                --               --        12,853,246

  Transfers and rollovers from
    tax-qualified plans (Note 1)                 730,671                  --                --               --         8,064,012

  Interfund transfers                          4,016,216          (6,284,042)        3,945,433        1,002,053                --

  Interest income (Note 3)                            --                  --                --        1,282,479         1,282,479

  Increase (decrease) in value of
    participation in Sunoco, Inc.
    Defined Contribution Master Trust
    (Notes 1 and 3)                           (4,832,153)        (10,262,203)          227,741               --        82,540,953

  Benefits paid to participants (Note 5)        (713,088)         (1,631,927)               --       (1,413,191)      (66,365,900)

  Administrative expenses (Note 2)               (57,955)            (82,100)               --               --        (1,658,191)
                                             -----------        ------------         ----------     -----------      ------------
Net additions (deductions)                     3,631,080         (18,260,272)         4,173,174         871,341        59,438,432

Net assets available for benefits,
  January 1, 1998                             50,851,818          92,226,603                --       15,182,095       717,095,544
                                             -----------        ------------         ----------     -----------      ------------
Net assets available for benefits,
  December 31, 1998                          $54,482,898        $ 73,966,331         $4,173,174     $16,053,436      $776,533,976
                                             ===========        ============         ==========     ===========      ============


                                                                             See accompanying notes to financial statements.


                                                              SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                                              STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                                                AT DECEMBER 31, 1997


                                                                  U.S.                              DIVERSIFIED         CAPITAL
                                            EQUITY INDEX    EXTENDED MARKET      INTERNATIONAL      INVESTMENTS      PRESERVATION
ASSETS                                          FUND          EQUITY FUND             FUND              FUND              FUND
------                                     -------------    ---------------      --------------     -------------    --------------
Investment in Sunoco, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)                     $197,092,425       $14,010,708         $11,521,107      $104,101,360       $228,702,986
Loans receivable from participants,
  including accrued interest (Note 1)                 --                --                  --                --                 --
Other receivables                                  3,524                --                  --             5,154             20,033
Interfund transfer receivable (payable)        1,208,559         1,098,746            (161,780)         (318,672)         1,550,878
                                            ------------       -----------         -----------      ------------       ------------
Total assets                                 198,304,508        15,109,454          11,359,327       103,787,842        230,273,897
                                            ------------       -----------         -----------      ------------       ------------

NET ASSETS AVAILABLE FOR
  BENEFITS (Notes 3 and 5)                  $198,304,508       $15,109,454         $11,359,327      $103,787,842       $230,273,897
                                            ============       ===========         ===========      ============       ============



                                                                             See accompanying notes to financial statements.

                                                           SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                                        STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION - Continued
                                                                    AT DECEMBER 31, 1997



                                                  SUNOCO
                                               COMMON STOCK
ASSETS                                             FUND                  ESOP FUND               LOAN FUND               TOTAL
------                                         ------------             -----------            ------------          ------------
Investment in Sunoco, Inc.
  Defined Contribution Master
  Trust (Notes 1 and 2)                        $52,821,963              $93,634,159             $        --          $701,884,708
Loans receivable from participants,
  including accrued interest (Note 1)                   --                       --              15,182,095            15,182,095
Other receivables                                       11                       19                      --                28,741
Interfund transfer receivable (payable)         (1,970,156)              (1,407,575)                     --                    --
                                               -----------              -----------             -----------          ------------
Total assets                                    50,851,818               92,226,603              15,182,095           717,095,544
                                               -----------              -----------             -----------          ------------

NET ASSETS AVAILABLE FOR
  BENEFITS (Notes 3 and 5)                     $50,851,818              $92,226,603             $15,182,095          $717,095,544
                                               ===========              ===========             ===========          ============


                                                                             See accompanying notes to financial statements.


                                                                SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                                          STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
                                                                 FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                  U.S.                              DIVERSIFIED         CAPITAL
                                            EQUITY INDEX    EXTENDED MARKET      INTERNATIONAL      INVESTMENTS      PRESERVATION
                                                FUND         EQUITY FUND             FUND               FUND             FUND
                                            ------------    ---------------      --------------     ------------     -------------

Additions (deductions):
  Employees' contributions                  $  6,974,064     $   541,452          $   405,338       $  4,358,663      $  7,618,710

  Employers' contributions                     4,039,971         313,730              234,904          2,524,403         4,412,342

  Transfers and rollovers from
    tax-qualified plans (Note 1)               2,161,493         659,184              474,302          1,219,391         4,462,623

  Interfund transfers                         12,567,635       8,354,673            8,484,974         (4,071,807)       (1,253,037)

  Interest income (Note 3)                            --              --                   --                 --                --

  Increase in value of participation in
     Sunoco, Inc. Defined Contribution
     Master Trust (Notes 1 and 3)             47,468,111       1,856,386              102,413         20,261,576        15,951,023

  Benefits paid to participants (Note 5)     (17,327,709)       (677,408)            (895,497)       (11,617,811)      (42,793,158)

  Administrative expenses (Note 2)               (92,891)         (5,767)              (4,498)          (161,288)         (432,184)
                                            ------------     -----------          -----------       ------------      ------------
Net additions (deductions)                    55,790,674      11,042,250            8,801,936         12,513,127       (12,033,681)
Net assets available for benefits,
  January 1, 1997                            142,513,834       4,067,204            2,557,391         91,274,715       242,307,578
                                            ------------     -----------          -----------       ------------      ------------
Net assets available for benefits,
  December 31, 1997                         $198,304,508     $15,109,454          $11,359,327       $103,787,842      $230,273,897
                                            ============     ===========          ===========       ============      ============



                                                                             See accompanying notes to financial statements.


                                                                SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                                      STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION - Continued
                                                                  FOR THE YEAR ENDED DECEMBER 31, 1997



                                                  SUNOCO
                                               COMMON STOCK
                                                   FUND                  ESOP FUND               LOAN FUND               TOTAL
                                               ------------            ------------            ------------          -------------
Additions (deductions):
  Employees' contributions                     $ 2,708,158             $         --             $        --          $ 22,606,385

  Employers' contributions                       1,570,139                       --                      --            13,095,489

  Transfers and rollovers from
    tax-qualified plans (Note 1)                   179,474                      262                      --             9,156,729

  Interfund transfers                           (3,787,466)             (21,010,548)                715,576                    --

  Interest income (Note 3)                              --                       --               1,182,598             1,182,598

  Increase in value of participation in
    Sunoco, Inc. Defined Contribution
    Master Trust (Notes 1 and 3)                23,321,263               47,677,820                      --           156,638,592

  Benefits paid to participants (Note 5)        (1,484,836)              (2,765,207)             (1,185,369)          (78,746,995)

  Administrative expenses (Note 2)                 (20,571)                 (38,615)                     --              (755,814)
                                               -----------             ------------             -----------          ------------
Net additions (deductions)                      22,486,161               23,863,712                 712,805           123,176,984

Net assets available for benefits,
  January 1, 1997                               28,365,657               68,362,891              14,469,290           593,918,560
                                               -----------             ------------             -----------          ------------
Net assets available for benefits,
  December 31, 1997                            $50,851,818             $ 92,226,603             $15,182,095          $717,095,544
                                               ===========             ============             ===========          ============


                                                                             See accompanying notes to financial statements.


                    SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                        NOTES TO FINANCIAL STATEMENTS


1.        GENERAL DESCRIPTION
          -------------------

          The Sunoco, Inc. Capital Accumulation Plan (Plan) is a combined profit-sharing and employee stock ownership plan. The Plan provides eligibility for membership for certain employees of Sunoco, Inc. and its participating subsidiary companies (collectively, Sunoco) who have completed at least 1,000 hours of service with Sunoco in a twelve-month period. An eligible employee can join the Plan at any time starting with the first payroll period which begins on or next following the day after he or she gives written notice to the Plan Administrator. The ESOP Fund is an employee stock ownership plan, while the remaining funds form a profit-sharing plan.

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

          For every dollar a participant contributes as Basic Contributions, Sunoco contributes another full dollar (Matching Employer Contributions).

          Pre-tax contributions by each participant may not exceed an annual limit which is subject to annual upward adjustment for increases in the cost of living as determined under Internal Revenue Service (IRS) regulations. This limit was $10,000 for 1998 and $9,500 for 1997.

                      SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                     NOTES TO FINANCIAL STATEMENTS (Continued)

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

          The Plan contains a special provision designed to permit the Plan to borrow money to purchase a significant number of shares of Sunoco Common Stock. Such borrowing could only occur upon the action of the Board of Directors of Sunoco, Inc. If this should occur, the securities purchased with the proceeds of such a loan will not be allocated immediately to the accounts of Plan participants but will be held by the Plan in an unallocated suspense account. Securities will be released from the suspense account as the loan is repaid and will be allocated to participants' accounts according to the ratio which the participant's compensation bears to the compensation of all participants in the Plan. No participant contributions will be required or permitted in paying off the loan. Further, subject to applicable limitations imposed by Section 415 of the Code and limitations on allocations as set forth in the Plan, any securities which are allocated to participants' accounts as a result of the repayment of the loan may, in the discretion of the Plan Administrator, be used to satisfy Sunoco's obligation with respect to any Matching Employer Contributions. As of December 31, 1998, no borrowings had been approved.

          Effective April 1, 1998, a participant's account is credited daily with units representing interests held in each of the funds described below except for the Personal Choice Retirement Account (PCRA) Fund. Prior to this date, such crediting occurred at the end of each month. A participant's account balance is immediately 100% vested.

          Investment Alternatives:
          -----------------------

          Bankers Trust Company is the Trustee for all investments. The participant has the option of investing in any one or more of six core investment funds (collectively, the Core Funds) (the Equity Index Fund; the U.S. Extended Market Equity Fund; the International Fund; the Diversified Investments Fund; the Capital Preservation Fund; and the Sunoco Common Stock Fund) and the PCRA Fund. For all funds except the PCRA Fund, participants' accounts earn a blended rate, or weighted average, of all of the investments held in the respective funds.
          These seven funds and the ESOP Fund are currently invested in

                   SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                  NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

          corresponding funds with the same investment objectives in the Sunoco, Inc. Defined Contribution Master Trust (Master Trust). The Master Trust also includes investments from other Sunoco tax-qualified defined contribution plans. Except for the PCRA Fund, each plan's relative interest in the individual Master Trust funds and the related income and administrative expense is determined on a basis proportionate to each plan's past contributions adjusted to reflect distributions, transfers and prior investment earnings to such funds.

          The PCRA investments are held in separate accounts for each participant. If a participant wants to transfer an amount to the PCRA Fund, a minimum of $1,000 or 10 percent of his account balance must remain invested in the Core Funds. Actual income, losses and investment expenses associated with PCRA investments are recorded directly in the respective participants' accounts.

          The following table sets forth each fund's respective share of the total net assets of the corresponding Master Trust fund at December 31, 1998 and 1997:

                                                                                          1998                  1997
                                                                                          ----                  ----
          Equity Index Fund                                                                 99.1326%                  99.3226%
          U.S. Extended Market Equity
            Fund                                                                           100.0000%                 100.0000%
          International Fund                                                               100.0000%                 100.0000%
          Diversified Investments Fund                                                      98.1754%                  98.4328%
          Capital Preservation Fund                                                         92.5907%                  92.5522%
          Sunoco Common Stock Fund                                                         100.0000%                 100.0000%
          ESOP Fund                                                                        100.0000%                 100.0000%
          PCRA Fund*                                                                       100.0000%                       --
          ----------
          *Established as an investment alternative in July 1998.

          Set forth below is a brief description of these funds:

          Equity Index Fund - a fund to be invested by investment managers in a broadly diversified portfolio of common stocks, other types of equity investments and/or an index fund of large, established, well-known corporations. The fund may not be invested in any Sunoco, Inc. securities except that an index fund may contain Sunoco, Inc. securities. Effective January 23, 1998, the Equity Index Fund of the Master Trust is invested in an index fund maintained by Bankers Trust Company which is designed to approximate the performance of the Standard & Poor's 500 Composite Stock Index; however, alternate stock market indices and/or an

                   SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                  NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

          actively managed portfolio could be substituted at any time. Prior to January 23, 1998, such index fund was maintained by Barclays Global Investors or its predecessor, Wells Fargo Institutional Trust Company.

          U.S. Extended Market Equity Fund - a fund to be invested by investment managers in a portfolio of common stocks, other types of equity investments and/or an index fund of small and medium-sized United States companies diversified across a broad range of industry sectors. Effective January 23, 1998, the U.S. Extended Market Equity Fund of the Master Trust is invested in an index fund maintained by Bankers Trust Company which is designed to approximate the performance of the Russell 2500 Index; however, alternate stock market indices and/or an actively managed portfolio could be substituted at any time. Prior to January 23, 1998, the U.S. Extended Market Equity Fund was invested in an index fund designed to approximate the Wilshire 4500 Index maintained by Barclays Global Investors or its predecessor, Wells Fargo Institutional Trust Company.

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

          Diversified Investments Fund - a fund to be invested by investment managers in a combination of equity investments (diversified common stocks, other types of equity investments and/or an index fund of large, established, well-known corporations) and fixed income securities, including U.S Treasury bonds and money market instruments. The fund may not be invested in any Sunoco, Inc. securities except that an index fund may contain Sunoco, Inc. securities. The Diversified Investments Fund of the Master Trust is currently invested in a tactical asset allocation fund maintained by Barclays Global Investors.

          Capital Preservation Fund - a fund to be invested in: (1) contracts with insurance companies or other financial institutions backed by the types of obligations described in (3) and (4) below (synthetic investment contracts); (2) contracts with insurance companies or other financial institutions where the repayment of principal and payment of interest at a fixed rate for a fixed period of time are backed by the financial strength of such financial institutions (standard investment contracts); (3) U.S. government-backed and

                   SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                  NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

          agency obligations; or (4) fixed income securities of corporations primarily rated "investment grade" and high-quality asset-backed securities primarily rated "AAA". The Capital Preservation Fund of the Master Trust is currently managed by Certus Asset Advisors.

          Sunoco Common Stock Fund - a fund to be invested principally in Sunoco Common Stock. Cash contributions directed for investment in the Sunoco Common Stock Fund are used by the Trustee to purchase Sunoco Common Stock on securities exchanges, from Sunoco, Inc., or from any other bona fide offeror of such Sunoco Common Stock, at the lowest price obtainable at the time.

          ESOP Fund - a fund to be invested principally in Sunoco Common Stock, which constitutes an employee stock ownership plan under
          Section 4975(e)(7) of the Code. No contributions are invested directly in the ESOP Fund.

          Personal Choice Retirement Account (PCRA) Fund - a fund to be invested by the participant in a wide range of investment choices including common stocks listed on major U.S. exchanges, over-the-counter stocks, bonds and eligible mutual funds. Investments are made at the discretion of the participant and are purchased through Charles Schwab & Co., Inc., a brokerage firm. Participants may not invest in Sunoco common stock or debt securities.

          Each of the above funds may invest in short-term investments for purposes of administering the funds, including satisfying the transfer and withdrawal requests of participants.

          At December 31, 1998 and 1997, the Capital Preservation Fund of the Master Trust is principally invested in both synthetic and standard investment contracts.

          The synthetic investment contracts are with Bankers Trust Company, National Westminster Bank plc, People's Security Life Insurance Company and Transamerica Life Companies. They are composed of underlying assets and "wrappers", which are contracts that enable withdrawals to be made at contract value, rather than at the market value of the underlying assets. The contracts have underlying assets invested either directly or through collective trust funds in government agency-backed collateralized mortgage obligation issues, government and corporate bonds and other asset-backed securities. The contracts are presented below in two separate portfolios based upon the investment strategy for the underlying assets. The assets in the "Buy and Hold Portfolios" are expected to be held until maturity, while the "Managed Portfolios" are actively managed to reflect changing market conditions. Interest crediting rates for these contracts are reset at least quarterly, as specified in the respective contracts.

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------


          The following table details for each synthetic investment contract respective interest crediting rates and percentage of the net assets of the Capital Preservation Fund of the Master Trust at December 31, 1998 and 1997:

                                                                                                   % of Master Trust
                                                                                                 Capital Preservation
                 Financial Institutions                            Average Interest                 Fund Net Assets
                 Providing Wrapper                                  Crediting Rate                     at 12/31
                 ----------------------                            ----------------               -------------------
                                                                   1998        1997               1998           1997
                                                                   ----        ----               ----           ----
                 Buy and Hold Portfolios:
                 -----------------------

                 National Westminster Bank plc                     6.64%       6.64%                 4              4

                 People's Security Life
                   Insurance Co.                                   5.90%       5.90%                 4              7

                 Transamerica Life Companies                       6.69%       6.69%                 8             13

                 Managed Portfolios:
                 ------------------
                 Bankers Trust Company                             6.48%       6.98%                24             24

                 People's Security Life
                   Insurance Co.                                   6.56%       6.85%                20             20

                 Transamerica Life Companies                       6.86%       8.53%                 9              9
                                                                                                   ----           ----
                                                                                                    69%*           77%*
                                                                                                   ====           ====

          ----------
          *The other 31% and 23% of net assets of the Capital Preservation
            Fund of the Master Trust at December 31, 1998 and 1997, respectively, are invested in standard investment contracts (21% and 16%) and in collective trust funds (10% and 7%) maintained by Barclays Global Investors. The collective trust funds are comprised primarily of U.S. government-backed and agency obligations and short-term investments.

          Over time, the contracts will earn the rate of return of the underlying assets.

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

          Identified below are the insurance companies and other financial institutions that have entered into standard investment contracts as of December 31, 1998 and 1997 with the Master Trust to pay interest on funds invested with them:

                                                  % of Master
                                                 Trust Capital
                                 Effective        Preservation
                                  Annual        Fund Net Assets
                                 Interest          at 12/31       Last
                                 Rate (Net      --------------- Maturity
Financial Institution           of Expenses)     1998    1997     Date
---------------------           ------------     -------------  --------
Metropolitan Life Insurance
  Company                           7.41%          3       3     9/15/99
Monumental Life Insurance
  Company                           5.58%          2       -    12/16/02
New York Life Insurance Co.         7.97%          3       3    10/16/00
Ohio National Life Insurance
  Company                           5.96%          2       -    11/15/02
Pacific Life Insurance Company      4.98%          2       -    11/15/01
Protective Life Insurance Company   6.74%          2       2     6/15/01
Prudential Asset Management Co.     5.53%          2       2     1/13/99
Safeco Life Insurance Companies     7.05%          1       2     6/15/00
Safeco Life Insurance Companies     6.55%          2       2    12/15/01
Security Life of Denver             6.60%          2       2     9/16/02
                                                  ---     ---
                                                  21%     16%
                                                  ===     ===

          The Plan's relative interest in the standard investment contracts with insurance companies or other financial institutions described above represents the maximum potential credit losses from concentrations of credit risk in the Capital Preservation Fund in accordance with the provisions of Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" (SFAS No. 105). SFAS No. 105 requires that such potential credit losses be determined assuming
          (1) complete nonperformance by the counterparties to the transactions and (2) any related collateral has no value. There is no collateral associated with the standard investment contracts in the Capital Preservation Fund. Plan management believes that future credit losses of the Plan's investment in the Capital Preservation Fund of the Master Trust, if any, would not be material in relation to the Capital Preservation Fund's net assets

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------
          available for benefits at December 31, 1998. There are no other significant concentrations of credit risk in other Plan assets.

          The average interest crediting rates at December 31, 1998 and 1997 for all synthetic and standard investment contracts in the aggregate were 6.53% and 6.95%, respectively. The average yields for the years ended December 31, 1998 and 1997 for such contracts in the aggregate were 6.74% and 6.90%, respectively.

          Employers' Contributions:
          ------------------------

          Employer contributions are invested in each of the funds in the same proportion as the participant's contributions are invested in such funds.

          Investment Earnings Reinvestment/Distribution:
          ---------------------------------------------

          Earnings from dividends and interest in all funds (except the ESOP Fund and the PCRA Fund) are retained by the Trustee and reinvested in the same fund. A participant who has funds in the ESOP Fund may elect to receive a payment equal to the dividends due on all Sunoco Common Stock attributable to his account in the ESOP Fund (dividend equivalents) if they exceed $10. Dividends on Sunoco Common Stock in the ESOP Fund for which a participant has not elected to receive an equivalent distribution, or which are not eligible for payment, are credited to his account in the ESOP Fund and are reinvested in Sunoco Common Stock by the Trustee. Earnings from dividends and interest in the PCRA Fund are invested in short-term investments that are credited directly to the participant's account.

          Rollovers, Withdrawals and Transfers:
          ------------------------------------

          Certain employees of Sunoco may roll over the taxable portion of a distribution from a tax-qualified plan of a previous employer into the Plan, provided certain conditions imposed by the Plan Administrator are met. Such transfers are separately reflected by fund in the statements of changes in net assets available for benefits.

          Employees who terminate employment and elect to defer the distribution of their Plan account may also directly roll over the taxable portion of distributions from other Sunoco tax-qualified plans into the Plan.

          Upon retirement or other termination of employment, the balances credited to a participant's account will be held in the Plan until the participant reaches age 70 1/2, unless the participant elects an earlier distribution. However, if the participant is still employed at age 70 1/2, the balances will be distributed at retirement. Alternatively, a participant who terminates service

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

          may request that the account balance be transferred directly to an individual retirement account or annuity or a defined contribution plan maintained by a successor employer. Retirees or terminated vested persons, regardless of age, may elect to take periodic distributions either through withdrawals every six months in varying amounts or in substantially equal payments every six months over the participant's remaining life expectancy.

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

          Withdrawals from the Equity Index Fund, U.S. Extended Market Equity Fund, International Fund and Diversified Investments Fund are made in cash only while those from the Capital Preservation Fund may be made in cash or as an annuity. Withdrawals from the Sunoco Common Stock Fund and the ESOP Fund are made in the form of Sunoco Common Stock or cash at the participant's discretion. Effective April 1, 1998, withdrawals of Sunoco Common Stock are valued at the closing market prices on the last business day of the week in which the notice of withdrawal has been processed by the Plan. Prior to April 1, 1998, withdrawals of Sunoco Common Stock were valued at the closing market prices of the month in which the notice of withdrawal had been processed. Withdrawals will be distributed from participants accounts in the following order:

                          Capital Preservation Fund
                          Diversified Investments Fund
                          Equity Index Fund
                          U.S. Extended Market Equity Fund
                          International Fund
                          Sunoco Common Stock Fund
                          ESOP Fund

          Account balances in the PCRA Fund cannot be withdrawn directly. Participants must first liquidate investments held in the PCRA Fund and transfer sufficient proceeds to one of the other investment funds from which the withdrawal or a loan to the participant (see below) can be made.

          While actively employed, a participant generally is not entitled to withdraw Basic Pre-Tax Contributions, Basic Post-Tax Contributions or Additional Pre-Tax Contributions, including earnings thereon.

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

1.        GENERAL DESCRIPTION (Continued)
          ------------------------------

          A participant may transfer investments among all funds (except the Loan Fund), subject generally to the following rules. A participant may elect to change the investment allocation percentage for any fund (except the Loan Fund or PCRA Fund) or elect to transfer a specified dollar amount from the Equity Index Fund, U.S. Extended Market Equity Fund, International Fund, Diversified Investments Fund, Capital Preservation Fund and PCRA Fund or share equivalents from the Sunoco Common Stock and ESOP Funds. Effective April 1, 1998, transfers or changes in fund allocation percentages may be made daily. Prior to this date, such transfers or changes in fund allocation percentages were permitted on a monthly basis.

          Should total withdrawals or transfers from a fund during a month cause the Trustee to liquidate securities, resulting in a gain or loss to the fund, such gain or loss will be allocated, pro rata, among the participants who made such withdrawals or transfers during that month.

          Notwithstanding the foregoing, benefit payments shall be made in accordance with the Code and IRS regulations and shall be made to a participant and/or his designated beneficiary not later than April 1 of the calendar year following the calendar year in which the participant attains 70 1/2 years of age or, if employed at age 70 1/2, at retirement.

          Loans to Participants
          ---------------------

          The Plan Administrator has the authority, in his sole discretion, to direct the Trustee to lend a participant an amount not exceeding certain portions of the participant's account balance in the Plan. Participants are eligible to borrow if they are on the active payroll of Sunoco and have a Plan account balance of at least $2,000. The minimum loan amount is $1,000, while the maximum loan amount is the lesser of (a) $50,000 adjusted downward by the highest outstanding loan balance in the past twelve months or (b) one-half the value of the participant's account balance. Participants are permitted to borrow only once in a twelve-month period and to have no more than two loans outstanding at any time. Loan proceeds are withdrawn from each fund in which the participant has an account balance (except the PCRA
          Fund) on a pro rata basis and are not taxable to the participant when received. Any loan which is not repaid is in default and the outstanding loan balance (including accrued interest thereon) is treated as a distribution from the Plan. Loans may be prepaid in full but only after they have been outstanding for at least six months. Loans and related activity are reflected in the Loan Fund in the accompanying financial statements. As loans receivable (including interest thereon) are repaid, amounts are transferred into the funds in the same proportion as the participant's current contributions.

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          Use of Estimates:
          ----------------

          Certain amounts included in the accompanying financial statements and related footnotes reflect the use of estimates based on assumptions made by the Plan's management. Actual amounts could differ from these estimates.

          Investments:
          -----------

          The valuation of the Plan's interests in collective trust funds or its relative interest in such funds held by the Master Trust is based on the closing market price on the last business day of the year of the assets held in the funds; the Plan's relative interest in such funds is determined by the Trustee on a unit-method basis. The Plan's relative interest in investments in both synthetic and standard investment contracts with insurance companies or other financial institutions held by the Master Trust are stated at contract value. Contract value represents contributions made under the contract plus interest accrued at the contract rate less any withdrawals. Synthetic investment contracts earn interest at rates that are reset at least quarterly as specified in the respective contract while standard investment contracts earn interest at fixed rates. The Master Trust's management believes that the contract value of all of its investment contracts approximates fair value. However, since there is no significant secondary market for these investments, contract value may not be indicative of amounts that could be realized in a current market exchange. The valuation of Sunoco Common Stock is based on the closing market price reported on the New York Stock Exchange on the last business day of the Plan year. Investments held in the PCRA Fund are valued at their closing market prices on the last day of the Plan year.

          Purchases and sales of securities are reflected on a trade-date basis. Dividend income is reported on the ex-dividend date; interest income is recorded as earned on an accrual basis. The net appreciation (depreciation) in the fair value of investments, which consists of realized gains (losses) and unrealized appreciation (depreciation), is reported as a component of the increase in value of participation in the Sunoco, Inc. Defined Contribution Master Trust for each respective fund (Note 3).

          Benefits Paid to Participants:
          -----------------------------

          Benefits paid to participants, which include withdrawals and distributions, are recorded upon distribution.

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
          -----------------------------------------------------

          Administrative Expenses:
          -----------------------

          All brokerage fees, taxes and other expenses related to the purchase and sale of securities in all funds are paid out of the respective assets of such funds. All other costs and expenses (other than the cost of services provided by Sunoco employees which are paid by Sunoco) incurred in administering the Plan are generally charged, pro rata, to each of the respective funds (except the PCRA Fund). Participants with investments in the PCRA Fund are charged a separate administrative fee which is deducted from their Core Fund investments.

3.        SUPPLEMENTAL INFORMATION
          ------------------------

          The net asset value per unit and the number of units in the Plan at December 31, 1998 and 1997, respectively, are as follows:

                         At December 31, 1998     At December 31, 1997
                         --------------------     --------------------
                         Net Asset     Number     Net Asset     Number
                           Value         of         Value         of
                         Per Unit      Units      Per Unit      Units
                         --------     -------     --------     -------
Equity Index Fund        $11.864   19,425,065     $10.579    18,745,109
U.S. Extended Market
  Equity Fund            $10.267    1,721,120      $1.293    11,685,579
International Fund       $10.140    1,166,250      $1.131    10,043,614
Diversified Investments
  Fund                   $11.868   10,245,436      $5.727    18,122,550
Capital Preservation
  Fund                   $10.544   23,360,187      $3.937    58,489,687
Sunoco Common Stock Fund  $9.053    6,018,215      $1.132    44,922,101
ESOP Fund                 $9.053    8,170,367      $2.491    37,023,927


          Net asset value per unit is computed by dividing the value of all members' accounts by the units outstanding. On April 1, 1998, the date that daily valuation of participant accounts became effective, the net asset value per unit was revalued to $10 per unit. The number of units for each of the above funds was recalculated as of that date assuming a net asset value of $10 per unit. Prior to April 1, 1998, the net asset value per unit was computed on a monthly basis. Assets invested in the PCRA Fund are not valued on a per unit basis.

                    SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

3.        SUPPLEMENTAL INFORMATION (Continued)
          -----------------------------------

          The increase (decrease) in value of participation in the Sunoco, Inc. Defined Contribution Master Trust by fund for the years ended December 31, 1998 and 1997 was composed of the following:

                                                                                 1998
                                            --------------------------------------------------------------------------------
                                               Equity       U.S. Extended                      Diversified       Capital
                                               Index        Market Equity    International     Investments     Preservation
                                               Fund             Fund              Fund             Fund           Fund
                                            ------------    --------------   -------------     -----------     -------------
     Dividend income                       $        --        $       --      $       --      $        --       $        --
     Interest income                                --                --              --               --        13,812,497
     Income from collective trust funds         36,176            23,152           2,077            2,662                --
     Net appreciation (depreciation)
      in fair value of investments          53,200,493         1,191,742       1,084,803       26,765,743         1,288,223
                                           -----------        ----------      ----------      -----------       -----------
                                           $53,236,669        $1,214,894      $1,086,880      $26,768,405       $15,100,720
                                           ===========        ==========      ==========      ===========       ===========

                                                                                 1998
                                           ----------------------------------------------------------------
                                           Sunoco Common
                                            Stock Fund        ESOP Fund        PCRA FUND           Total
                                           ------------     ------------      -----------       -----------
      Dividend income                      $ 1,313,351      $  2,083,425        $ 20,045        $ 3,416,821
      Interest income                               --                --              --         13,812,497
      Income from collective trust funds        32,393            54,011           3,982            154,453
      Net appreciation (depreciation)
       in fair value of investments         (6,177,897)      (12,399,639)        203,714         65,157,182
                                           -----------      ------------        --------        -----------
                                           $(4,832,153)     $(10,262,203)       $227,741        $82,540,953
                                           ===========      ============        ========        ===========


                    SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

3.    SUPPLEMENTAL INFORMATION (Continued)
      -----------------------------------

                                                                                 1997
                                            --------------------------------------------------------------------------------
                                               Equity       U.S. Extended                      Diversified       Capital
                                               Index        Market Equity    International     Investments     Preservation
                                               Fund             Fund              Fund             Fund           Fund
                                            ------------    --------------   -------------     -----------     -------------
     Dividend income                       $        --        $       --         $     --     $        --       $        --
     Interest income                                --                --               --              --        14,993,486
     Income from collective trust funds        908,540           140,548          118,720       4,041,864           913,405
     Net appreciation (depreciation)
      in fair value of investments          46,559,571         1,715,838          (16,307)     16,219,712            44,132
                                           -----------        ----------         --------     -----------       -----------
                                           $47,468,111        $1,856,386         $102,413     $20,261,576       $15,951,023
                                           ===========        ==========         ========     ===========       ===========

                                                                                 1997
                                                            ----------------------------------------------
                                                            Sunoco Common
                                                              Stock Fund       ESOP Fund          Total
                                                            --------------     ----------      -----------
      Dividend income                                        $ 1,241,879      $ 2,562,420     $  3,804,299
      Interest income                                                 --               --       14,993,486
      Income from collective trust funds                          23,251           38,475        6,184,803
      Net appreciation (depreciation)
       in fair value of investments                           22,056,133       45,076,925      131,656,004
                                                             -----------      -----------     ------------
                                                             $23,321,263      $47,677,820     $156,638,592
                                                             ===========      ===========     ============


                    SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

4.        INCOME TAX STATUS
          -----------------

          The Plan has received a determination letter from the Internal Revenue Service dated September 16, 1995, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The Plan Administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax exempt.


5.        RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500
          ---------------------------------------------------

          The following is a reconciliation of net assets available for benefits per the financial statements to the Internal Revenue Service Form 5500 at December 31, 1998 and 1997:

                                                 1998           1997
                                             ------------   ------------
     Net assets available for
       benefits per the financial
       statements                            $776,533,976   $717,095,544

     Less: Benefit payments requested
       by participants which have not
       yet been paid at December 31              (378,138)    (4,384,000)
                                             ------------   ------------
     Net assets available for
       benefits per the Form 5500            $776,155,838   $712,711,544
                                             ============   ============

                    SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

5.        RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500 (Continued)
          --------------------------------------------------------------

          The following is a reconciliation of benefits paid to participants per the financial statements to the Internal Revenue Service Form 5500 for the years ended December 31, 1998 and 1997:

                                                 1998           1997
                                             ------------   ------------
     Benefits paid to participants per
       the financial statements              $66,365,900    $78,746,995

     Add: Benefit payments requested by
       participants which have not yet
       been paid at December 31                  378,138      4,384,000

     Less: Benefit payments requested by
       participants during the preceding
       year which were paid during the
       current year                           (4,384,000)    (4,459,637)

                                             -----------    -----------
     Benefits paid to participants per
       the Form 5500                         $62,360,038    $78,671,358
                                             ===========    ===========

          Withdrawals requested by participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date.


6.        YEAR 2000 READINESS DISCLOSURE (UNAUDITED)
          -----------------------------------------

          A program is underway to assess, remediate or replace, test and implement computer systems and applications (which consist of internally developed and purchased computer applications, hardware and software) of Sunoco and the Plan so that such systems and related processes will continue to operate and properly process information dated after December 31, 1999.

          The initial phase of these plans, an inventory and assessment of potential problem areas and the remediation/replacement of Sunoco's key applications that interface with the Plan is substantially complete. Testing is an ongoing process and Sunoco anticipates that the testing phase for all its computer applications will be completed by August 31, 1999.

                    SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

6.        YEAR 2000 READINESS DISCLOSURE (UNAUDITED) (Continued)
          -----------------------------------------------------

          Sunoco has contacted the Plan's key vendors and is examining their Year 2000 public disclosures in an attempt to ascertain their ability to continue to meet their obligations to the Plan. These third party service providers perform substantially all of the operating, accounting and recordkeeping services for the Plan. Although Sunoco has no reason to believe that the Plan's key vendors will not be Year 2000 compliant, Plan management cannot represent the Year 2000 readiness of any third party. This third-party readiness assessment will continue throughout 1999.

          The total cost of achieving Year 2000 compliant systems for the Plan will be incurred by Sunoco or the Plan's vendors.

          Sunoco is developing contingency plans for its operations in the event Sunoco or the Plan are unable to correct a material Year 2000 problem or any key vendor or a governmental agency does not make the necessary computer changes on a timely basis. These plans will attempt to mitigate the potential impact of failures of the systems or processes that interface with the Plan. Sunoco's contingency plans are expected to be completed by September 30, 1999. The Plan's key vendors are in the process of developing their own contingency plans in the event they encounter problems related to the Year 2000.

          The failure by Sunoco or the Plan to correct a material Year 2000 problem or the inability of any key vendor or a governmental agency to make the necessary computer system changes on a timely basis, could result in interruptions to the Plan's activities. Such interruptions could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar, normal business activities. Due to the general uncertainty inherent in the Year 2000 Issue, particularly as it relates to the readiness of the Plan's key vendors, and of governmental agencies, it cannot be ascertained at this time whether the consequences of Year 2000 failures will have a material impact on the Plan's operations.

                                                                                              SUNOCO, INC.
                                                                                        CAPITAL ACCUMULATION PLAN
                                                                                                 PN 002
                                                                                             E.I. 23-1743282
                                                                                               SCHEDULE G
                                                                              PART I - ASSETS HELD FOR INVESTMENT PURPOSES
                                                                                     FOR IRS FORM 5500 - ITEM 27(a)
                                                                                          AT DECEMBER 31, 1998


                                                      Description of Investment,
                                                       Including Maturity Date,
   Identity of Issue, Borrower, Lessor                   Rate of Interest, Par                    Cost            Current
   or Similar Party                                        or Maturity Value                      Value            Value
   -----------------------------------                --------------------------                  -----           -------

   LOANS RECEIVABLE FROM PARTICIPANTS                 7.75% - 8.50% with various             $         --      $ 16,053,436
                                                      maturity dates (last maturity          ============      ============
                                                      date - 10/9/08)




ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K

(a)     The following document is filed as part of this report:

        3.     Exhibits:

               23.1 - Consent of Ernst & Young LLP for the Sunoco,
                      Inc. Capital Accumulation Plan.