Form 10-Q
period 1999-06-30
SUNOCO INC
filed 1999-08-02
CIK 95304

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

YES   X      NO
    ------      ______

At June 30, 1999, there were 90,509,352 shares of Common Stock, $1 par value outstanding.

                                 SUNOCO, INC.
                                 ------------

                                     INDEX

                                                              Page No.
                                                              --------
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Statements of Income
             for the Six Months Ended June 30, 1999 and
             1998                                                3

             Condensed Consolidated Statements of Income
             for the Three Months Ended June 30, 1999
             and 1998                                            4

             Condensed Consolidated Balance Sheets at
             June 30, 1999 and December 31, 1998                 5

             Condensed Consolidated Statements of Cash
             Flows for the Six Months Ended June 30,
             1999 and 1998                                       6

             Notes to Condensed Consolidated Financial
             Statements                                          7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                         15

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings                                  26

   Item 4.   Submission of Matters to a Vote of Security
             Holders                                            26

   Item 6.   Exhibits and Reports on Form 8-K                   27


SIGNATURE                                                       28

                                    PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------

                                                        For the Six Months
                                                           Ended June 30
                                                        ------------------
                                                         1999        1998
                                                        ------      ------
                                                            (UNAUDITED)
REVENUES
Sales and other operating revenue (including
 consumer excise taxes)                                 $4,210     $ 4,252
Interest income (Note 2)                                     2          17
Other income (Note 3)                                       94          39
                                                        ------     -------
                                                         4,306       4,308
                                                        ------     -------
COSTS AND EXPENSES
Cost of products sold and operating expenses             3,001       2,886
Selling, general and administrative expenses               267         247
Consumer excise taxes                                      757         756
Payroll, property and other taxes                           40          44
Depreciation, depletion and amortization                   134         124
Interest cost and debt expense                              40          38
Interest capitalized                                        (1)         (5)
                                                        ------     -------
                                                         4,238       4,090
                                                        ------     -------
Income before income tax expense                            68         218
Income tax expense                                          23          70
                                                        ------     -------
NET INCOME                                                  45         148
Dividends on preference stock                               --         (20)
                                                        ------     -------
Net income applicable to common shareholders            $   45     $   128
                                                        ======     =======
Net income per share of common stock (Note 4):
     Basic                                              $  .50     $  1.71
     Diluted                                            $  .49     $  1.55

Weighted average number of shares outstanding:
     Basic                                                90.4        74.9
     Diluted                                              91.2        95.6

Cash dividends paid per share:
     Preference stock (Note 7)                          $   --     $1.6516
     Common stock                                       $  .50     $   .50


                           (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------
                                                      For the Three Months
                                                          Ended June 30
                                                      --------------------
                                                       1999          1998
                                                      ------        ------
REVENUES
Sales and other operating revenue (including
 consumer excise taxes)                               $2,328        $2,166
Interest income                                            1             5
Other income (Note 3)                                     44            19
                                                      ------        ------
                                                       2,373         2,190
                                                      ------        ------
COSTS AND EXPENSES
Cost of products sold and operating expenses           1,695         1,431
Selling, general and administrative expenses             134           128
Consumer excise taxes                                    401           398
Payroll, property and other taxes                         17            20
Depreciation, depletion and amortization                  68            62
Interest cost and debt expense                            19            17
Interest capitalized                                      (1)           (2)
                                                      ------        ------
                                                       2,333         2,054
                                                      ------        ------
Income before income tax expense                          40           136
Income tax expense                                        14            44
                                                      ------        ------
NET INCOME                                                26            92
Dividends on preference stock                             --            (9)
                                                      ------        ------
Net income applicable to common shareholders          $   26        $   83
                                                      ======        ======
Net income per share of common stock (Note 4):
   Basic                                              $  .29        $ 1.05
   Diluted                                            $  .28        $  .97

Weighted average number of shares outstanding:
   Basic                                                90.5          79.1
   Diluted                                              91.3          95.2

Cash dividends paid per share:
   Preference stock (Note 7)                          $   --        $.7516
   Common stock                                       $  .25        $  .25


                            (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                  At               At
                                                June 30        December 31
                                                 1999             1998
(Millions of Dollars)                                 (UNAUDITED)
--------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                       $   24             $   38
Accounts and notes receivable, net                 616                537
Inventories:
Crude oil                                          167                184
Refined products                                   199                219
Materials, supplies and other                       79                 80
Deferred income taxes                              118                122
                                                ------             ------
Total Current Assets                             1,203              1,180

Investments and long-term receivables              104                108
Properties, plants and equipment                 6,243              6,248
Less accumulated depreciation, depletion
   and amortization                              2,925              2,902
                                                ------             ------
Properties, plants and equipment, net            3,318              3,346
Deferred charges and other assets                  206                215
                                                ------             ------
Total Assets                                    $4,831             $4,849
                                                ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                $  690             $  589
Accrued liabilities                                445                488
Short-term borrowings                              122                120
Current portion of long-term debt                   35                 69
Taxes payable                                      120                118
                                                ------             ------
Total Current Liabilities                        1,412              1,384

Long-term debt                                     823                823
Retirement benefit liabilities                     443                449
Deferred income taxes                              191                175
Other deferred credits and liabilities (Note 5)    444                504
Commitments and contingent liabilities (Note 6)
Shareholders' equity (Note 7)                    1,518              1,514
                                                ------             ------
Total Liabilities and Shareholders' Equity      $4,831             $4,849
                                                ======             ======

                           (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries

(Millions of Dollars)
-------------------------------------------------------------------------
                                                       For the Six Months
                                                          Ended June 30
                                                       ------------------
                                                        1999        1998
                                                       ------      ------
                                                           (UNAUDITED)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  45        $ 148
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Gain on divestments                                 (14)          (7)
     Depreciation, depletion and amortization            134          124
     Deferred income tax expense                          21           46
     Changes in working capital pertaining to
      operating activities:
       Accounts and notes receivable                     (82)         126
       Inventories                                        36          (70)
       Accounts payable and accrued liabilities           42         (363)
       Taxes payable                                       3           32
     Other                                               (25)         (15)
                                                       -----        -----
Net cash provided by operating activities                160           21
                                                       -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (140)        (224)
  Acquisition of Philadelphia phenol facility,
    net of $109 seller financing                          --          (48)
  Proceeds from divestments                               41          103
                                                       -----        -----
Net cash used in investing activities                    (99)        (169)
                                                       -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                  2           10
  Repayments of long-term debt                           (34)          (6)
  Proceeds from transferred interest in coke-
   making operations                                      --          200
  Cash dividend payments                                 (45)         (55)
  Purchases of preference stock for retirement            --           (2)
  Purchases of common stock for treasury                  --          (23)
  Proceeds from issuance of common stock under
   management incentive and employee option plans          3           10
  Other                                                   (1)          (8)
                                                       -----        -----
Net cash provided by (used in) financing activities      (75)         126
                                                       -----        -----
Net decrease in cash and cash equivalents                (14)         (22)
Cash and cash equivalents at beginning of period          38           33
                                                       -----        -----
Cash and cash equivalents at end of period             $  24        $  11
                                                       =====        =====

                           (See Accompanying Notes)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-
     K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 1999 are not necessarily indicative of results for the full year 1999.

2.  Settlement of Income Tax Issue.

     In March 1998, Sunoco settled an income tax issue with the Internal Revenue Service related to certain deductions claimed in prior years. The settlement, which includes the recognition of $11 million of interest income, increased 1998 first quarter net income by $9 million.

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

     In the second and first quarters of 1999, Sunoco recognized $25 and $11 million, respectively, of pretax gains ($16 and $7 million after tax) in connection with the settlement of certain insurance claims. The claims related to certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from ownership and operation of its businesses (Note 6).

4.   Earnings Per Share.

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the six-month and three-month periods ended June 30, 1999 and 1998 (in millions, except per share amounts):

                                                             Six Months             Three Months
                                                                Ended                  Ended
                                                              June 30                 June 30
                                                        ------------------         -------------------
                                                        1999         1998          1999          1998
                                                        -----        -----         -----         -----
Net income after dividends on
 preference stock (basic EPS
 numerator)                                             $  45        $ 128         $  26         $  83
Add: Dividends on preference stock                         --           20            --             9
                                                          ---         ----           ---          ----
Net income (diluted EPS numerator)                      $  45        $ 148         $  26         $  92
                                                          ===         ====           ===          ====
Weighted average number of common
 shares outstanding (basic EPS
 denominator)                                            90.4         74.9          90.5          79.1
Add effect of dilutive securities:
  Redeemable preference shares
   (Note 7)                                                --         19.5            --          14.9
  Stock incentive awards                                   .8          1.2            .8           1.2
                                                         ----         ----          ----          ----
Weighted average number of shares
  (diluted EPS denominator)                              91.2         95.6          91.3          95.2
                                                         ====         ====          ====          ====
Basic EPS                                               $ .50        $1.71         $ .29         $1.05
Diluted EPS                                             $ .49        $1.55         $ .28         $ .97

5.   Transferred Interests in Cokemaking Operations.

     In the first quarter of 1998, Sunoco transferred an interest in its Indiana Harbor cokemaking operation in East Chicago, IN, to a third party for $200 million in cash. In 1995, Sunoco transferred an interest in its Jewell cokemaking operation in Vansant, VA, to another third party for $95 million in cash. The investors in each operation are entitled to 95 percent of the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, which are expected to end in 2002 and 2000, respectively, the third parties will be entitled to variable minority interests in the cash flows and tax benefits from the respective operations ranging from 5 to 25 percent. Sunoco did not recognize any gain or loss on these transactions. The outstanding balance attributable to the transferred interests in these operations totalled $203 and $226 million at June 30, 1999 and December 31, 1998, respectively, and is reflected in other deferred credits and liabilities in the condensed consolidated balance sheets.

6.   Commitments and Contingent Liabilities.

     A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. The facility was completed during 1995.

     In order to obtain a secure supply of oxygenates for the manufacture of reformulated gasoline, Sunoco entered into an off-take agreement with BEF whereby Sunoco agreed to purchase all of the MTBE production from the plant. From May 1997 through May 2000, for the first 14,000 barrels daily of production, Sunoco agreed to pay BEF a price based on then-existing MTBE prices in the contract market (the "contract market price"). Sunoco also agreed to pay BEF the current spot market price for production above 14,000 barrels daily. In addition, the price to be paid by Sunoco for the first 12,600 barrels daily of MTBE production from May 1997 through May 2000, at a minimum, generally will equal the sum of BEF's annual raw material and cash operating costs associated with this production plus BEF's debt service payments (collectively, the "minimum price") if the minimum price per gallon exceeds the contract market price. Sunoco has been paying the minimum price under this agreement since May 1997. After May 2000, Sunoco and BEF will negotiate a new price for the last four years of the agreement based upon the market conditions existing at that time.

     During the fourth quarter of 1996, spot market prices for MTBE were less than the prices paid by Sunoco under the off-take agreement with BEF. At that time, the Company expected this adverse relationship to continue into the future. Accordingly, a $130 million accrual ($85 million after tax) was established at December 31, 1996 for the estimated purchase commitment loss expected to be realized with respect to this agreement.

     The $130 million loss accrual was based primarily on the Company's marketplace assumptions concerning the worldwide supply and demand for MTBE through May 2000. At December 31, 1996, the Company believed that MTBE demand would increase in 1999 largely as a result of various jurisdictions electing to voluntarily comply with (or opt into) the reformulated gasoline requirements of the Clean Air Act by the end of 1998. At December 31, 1998, the number of "opt ins" was lower than what the Company had originally anticipated and certain other jurisdictions were considering "opting out" of the voluntary reformulated fuel requirements. As a result of these and other market factors, management believed that MTBE demand would not increase as previously anticipated. Accordingly, an additional $40 million provision ($26 million after tax) was added to the accrual in December 1998 for incremental losses expected to be realized with respect to this agreement. During the first six months of 1999 and the full years 1998 and 1997, actual MTBE purchase costs in excess of spot market prices totalling $17, $47 and $65 million, respectively, were charged against the accrual. The accrual has a remaining balance of $41 million as of June 30, 1999.

     Sunoco is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly-owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 1999, Sunoco had been named as a PRP at 54 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

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

     Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                                                At                 At
                                                                             June 30           December 31
                                                                               1999               1998
                                                                             --------          -----------
               Accrued liabilities                                             $  47              $  56
               Other deferred credits and
                 liabilities                                                     125                126
                                                                                ----               ----
                                                                               $ 172              $ 182
                                                                                ====               ====

     Pretax charges against income for environmental remediation amounted to $6 and $1 million for the six months ended June 30, 1999 and 1998, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $4 million at June 30, 1999 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

     On October 4, 1996, Sunoco filed a complaint in Los Angeles County Superior Court, Jalisco Corporation, Inc., et al. v. Argonaut Insurance Company, et al. (Case No. BC 158441), naming more than 45 insurance companies as defendants and seeking recovery under numerous insurance policies for certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from the ownership and operation of its businesses. In the first six months of 1999 and fourth quarter of 1998, the Company entered into several settlements which resolved a portion of these claims. As a result, the Company received net cash proceeds totalling $4 million in 1998 and $57 million in the first six months of 1999 and will receive an additional $33 million primarily during the remainder of 1999. Pretax gains of $36 million ($23 million after tax) and $58 million ($38 million after tax) were recognized in other income in the first six months of 1999 and fourth quarter of 1998, respectively, in connection with these settlements. While negotiations are currently ongoing with certain of the other insurance companies to resolve the remaining litigation, the Company cannot quantify the ultimate outcome of this matter.

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

     Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sunoco's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management of Sunoco believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sunoco at June 30, 1999. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

7.   Shareholders' Equity.

                                                            At                 At
                                                          June 30         December 31
                                                           1999               1998
                                                       ------------       -----------
                                                             (Millions of Dollars)
Common stock, par value $1 per share                        $  132             $  132
Capital in excess of par value                               1,397              1,393
Earnings employed in the business                            1,608              1,608
                                                            ------             ------
                                                             3,137              3,133
Less common stock held in treasury,
  at cost                                                    1,619              1,619
                                                            ------             ------
Total                                                       $1,518             $1,514
                                                            ======             ======


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

8.   Business Segment Information.

     The following tables set forth information concerning Sunoco's business segments for the six-month and three-month periods ended June 30, 1999 and 1998 (in millions of dollars):

                                               Sales and Other
                                              Operating Revenue
                                         ----------------------------
                                                                                Profit Contri-
Six Months Ended                         Unaffiliated          Inter-           bution (Loss)
 June 30, 1999                             Customers          segment            (after tax)
----------------                         ------------         -------           --------------
Northeast Refining                           $1,278            $664                  $(27)
Northeast Marketing                           1,428              --                    31
Chemicals                                       239              --                    17
Lubricants                                      462              16                    (4)
MidAmerica Marketing &
  Refining                                      673              --                   (13)
Logistics                                        27              56                    27
Coke                                            103              --                    34
                                             ------            ----                  ----
Consolidated                                 $4,210            $ --                    65
                                             ======            ====
Gain on settlement of
  insurance litigation                                                                 23
Corporate expenses                                                                    (12)
Net financing expenses
  and other                                                                           (31)
                                                                                     ----
Net income                                                                           $ 45
                                                                                     ====
Six Months Ended
 June 30, 1998
----------------
Northeast Refining                           $1,326            $674                  $ 40
Northeast Marketing                           1,392              --                    26
Chemicals                                       165              --                    17
Lubricants                                      519              29                     8
MidAmerica Marketing &
  Refining                                      728              --                    27
Logistics                                        27              57                    26
Coke                                             95              --                    26
                                             ------            ----                  ----
Consolidated                                 $4,252            $ --                   170
                                             ======            ====
Corporate expenses                                                                    (11)
Net financing expenses
  and other                                                                           (11)
                                                                                     ----
Net income                                                                           $148
                                                                                     ====

                                                Sales and Other
                                               Operating Revenue
                                         ----------------------------
                                                                                Profit Contri-
Three Months Ended                       Unaffiliated          Inter-           bution (Loss)
 June 30, 1999                             Customers          segment            (after tax)
------------------                       ------------         -------           --------------
Northeast Refining                           $  720             $387                  $(11)
Northeast Marketing                             792               --                    18
Chemicals                                       122               --                     7
Lubricants                                      248                9                    (9)
MidAmerica Marketing &
  Refining                                      381               --                    (1)
Logistics                                        13               28                    14
Coke                                             52               --                    14
                                             ------             ----                  ----
Consolidated                                 $2,328             $ --                    32
                                             ======             ====
Gain on settlement of
  insurance litigation                                                                  16
Corporate expenses                                                                      (6)
Net financing expenses
  and other                                                                            (16)
                                                                                      ----
Net income                                                                            $ 26
                                                                                      ====
Three Months Ended
 June 30, 1998
------------------
Northeast Refining                           $  649             $349                  $ 25
Northeast Marketing                             723               --                    11
Chemicals                                        76               --                     7
Lubricants                                      268                8                    11
MidAmerica Marketing &
  Refining                                      377               --                    25
Logistics                                        14               29                    15
Coke                                             59               --                    15
                                             ------             ----                  ----
Consolidated                                 $2,166             $ --                   109
                                             ======             ====
Corporate expenses                                                                      (5)
Net financing expenses
  and other                                                                            (12)
                                                                                      ----
Net income                                                                            $ 92
                                                                                      ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      RESULTS OF OPERATIONS - SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                                                  Six Months Ended
                                                                      June 30
                                                                 --------------------
                                                                 1999            1998             Variance
                                                                 -----           ----             --------
                                                                           (Millions of Dollars)
Sun Northeast Refining                                           $ (27)          $  40               $ (67)

Sunoco Northeast Marketing                                          31              26                   5

Sunoco Chemicals                                                    17              17                  --

Sun Lubricants                                                      (4)              8                 (12)

Sunoco MidAmerica Marketing & Refining                             (13)             27                 (40)

Sunoco Logistics                                                    27              26                   1

Sun Coke                                                            34              26                   8

Corporate expenses                                                 (12)            (11)                 (1)

Net financing expenses and other                                   (31)            (11)                (20)
                                                                  ----            ----               ------
                                                                    22             148                (126)
Special item:
  Gain on settlement of insurance
   litigation                                                       23              --                  23
                                                                  ----            ----               ------
Consolidated net income                                          $  45           $ 148               $(103)
                                                                  ====            ====               ======


Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the six-month period ended June 30, 1999, Sunoco earned $45 million, or $.49 per share of common stock on a diluted basis, compared to net income of $148 million, or $1.55 per share, for the first six months of 1998. Excluding the $23 million after-tax gain on settlement of insurance litigation shown separately in the Earnings Profile of Sunoco Businesses, Sunoco had income of $22 million in the first six months of 1999.

Sunoco's 1999 first half results benefited from several previously announced self-help initiatives including higher production of fuels, chemicals and lubricants, higher retail gasoline sales volumes and added income from the Company's Indiana Harbor cokemaking facility which commenced operations in March 1998. In the aggregate, these initiatives contributed approximately $35 million after tax to 1999 first half results. However, because of a low refining margin environment and the impact of both voluntary refinery run reductions and some unscheduled operating downtime, it is unlikely that Sunoco will achieve its goal of generating $116 million of additional after-tax income during 1999 from these self-help initiatives.

Sun Northeast Refining -- The Sun Northeast Refining business recorded a loss of $27 million in the first six months of 1999 versus income of $40 million in the first six months of 1998. The decrease in earnings was primarily due to significantly lower refining margins. Realized refining margins were down $1.22 per barrel versus the 1998 first half. Partially offsetting the lower margins were higher production levels (up 5.1 million barrels, or 6 percent). Despite some refinery run cutbacks due to the low margin environment, during the first half of 1999, inputs to the crude units in the Northeast averaged 488,500 barrels daily (97 percent utilization), and catalytic cracking throughput averaged 198,800 barrels per day (95 percent utilization).

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $31 million in the current six-month period versus income of $26 million in the first six months of 1998. The improvement in earnings was primarily due to slightly higher retail gasoline margins, a four percent increase in retail gasoline sales volumes and higher non-gasoline income. Partially offsetting these increases were higher expenses largely attributable to the higher sales volumes and to expenditures supporting a retail site reimaging program.

Sunoco Chemicals -- Sunoco Chemicals earned $17 million in the first six months of 1999, unchanged compared with last year's first six months. Lower margins for polymer-grade propylene (down 47 percent) were offset by additional earnings from a cumene plant expansion completed in the third quarter of 1998 and from the phenol facility acquired on June 30, 1998.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $4 million in the first six months of 1999 compared to income of $8 million in the 1998 first six months. The decrease in results was primarily due to margin declines for all products manufactured by Sun Lubricants. Base oil and specialty oil margins were down significantly, as wholesale and retail lubricant prices have not kept pace with recent crude oil price increases, and margins for wholesale fuels produced at Sun Lubricants' two refineries declined by $1.20 per barrel. Partially offsetting the margin declines were lower expenses and higher base oil lubricants production.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining recorded a loss of $13 million during the current six-month period versus earnings of $27 million in the first six months of 1998. The decrease in results was primarily due to a decline of $2.40 per barrel in realized wholesale fuels margins. Production levels also declined due to both planned and unplanned refinery maintenance activities and voluntary production cuts due to the low margins.

Sunoco Logistics -- Sunoco Logistics earned $27 million in the first half of 1999 versus $26 million in the first half of 1998. The increase in income was primarily due to improved results from Sunoco's Southwestern logistics operations.

Sun Coke -- Sun Coke earned $34 million in the first six months of 1999 versus $26 million in the 1998 first half. The improvement in earnings was due to an increase in income from the Indiana Harbor cokemaking facility, which commenced operations in late March 1998, and to a $7 million after-tax gain from the divestment of Shamrock Coal Company ("Shamrock"), Sun Coke's steam coal mining operation located in Kentucky. Cash proceeds from the sale of this business, which earned $5 million for the full year 1998, amounted to $13 million. With this divestment, Sun Coke ceased steam coal mining activities. Partially offsetting these positive factors were lower earnings at the Jewell cokemaking operation and the absence of a $2 million tax benefit recorded in the first quarter of 1998 related to the settlement of an income tax issue with the Internal Revenue Service.

Net Financing Expenses and Other -- Net financing expenses and other activities totalled $31 million for the first half of 1999 versus $11 million for the 1998 first half. The 1998 amount includes $5 million in after-tax earnings from a dividend from a petroleum industry insurance consortium in which Sunoco participates and $7 million of after-tax interest income related to the federal income tax settlement discussed above. Excluding these items, net financing expenses and other were $31 million for the current half versus $23 million for the first half of 1998. This $8 million increase was primarily attributable to lower capitalized interest and higher interest expense due to a higher average debt level.

Gain on Settlement of Insurance Litigation -- In the first six months of 1999, Sunoco recognized a $23 million after-tax gain in connection with the settlement of certain insurance claims. The claims relate to certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from ownership and operation of its businesses (see Note 6 to the condensed consolidated financial statements).

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $4.3 billion in both the first six months of 1999 and 1998. The impact of lower refined product prices was offset by higher refined product sales volumes, higher revenues from resales of purchased crude oil, higher convenience store merchandise sales and $36 million of pretax gains recognized in connection with the settlement of the insurance litigation discussed above.

Costs and Expenses -- Total pretax costs and expenses were $4.2 billion in the first six months of 1999 compared to $4.1 billion in the 1998 first half. The 2 percent increase in the first half of 1999 was primarily due to higher crude oil and refined product acquisition costs, higher resales of purchased crude oil and higher selling, general and administrative expenses.

                     RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                                            Three Months Ended
                                                                 June 30
                                                            ------------------
                                                          1999            1998             Variance
                                                          ----            ----             --------
                                                                    (Millions of Dollars)
Sun Northeast Refining                                    $ (11)          $  25               $(36)

Sunoco Northeast Marketing                                   18              11                  7

Sunoco Chemicals                                              7               7                 --

Sun Lubricants                                               (9)             11                (20)

Sunoco MidAmerica Marketing & Refining                       (1)             25                (26)

Sunoco Logistics                                             14              15                 (1)

Sun Coke                                                     14              15                 (1)

Corporate expenses                                           (6)             (5)                (1)

Net financing expenses and other                            (16)            (12)                (4)
                                                           ----            ----               ----
                                                             10              92                (82)
Special item:
  Gain on settlement of insurance
   litigation                                                16              --                 16
                                                           ----            ----               ----
Consolidated net income                                   $  26           $  92               $(66)
                                                           ====            ====               ====


Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended June 30, 1999, Sunoco earned $26 million, or $.28 per share of common stock on a diluted basis, compared to net income of $92 million, or $.97 per share, for the second quarter of 1998. Excluding the $16 million after-tax gain on settlement of insurance litigation shown separately in the Earnings Profile of Sunoco Businesses, Sunoco had income of $10 million in the second quarter of 1999.

Sun Northeast Refining -- The Sun Northeast Refining business recorded a loss of $11 million in the second quarter of 1999 versus income of $25 million in the second quarter of 1998. The decrease was primarily due to significantly lower realized refining margins, which were down $1.30 per barrel from 1998 second quarter levels. The reduction in margins was largely due to weak market conditions resulting from high industry inventory levels. Realized margins were also reduced by the unfavorable impact of end-of-quarter crude oil price increases on crude oil purchases and on projected inventory replacement costs. Higher production levels (up 3.4 million barrels or 8 percent) partially offset the lower margins. Despite some voluntary production reductions due to the low margin environment, crude unit inputs averaged over 492,000 barrels daily (97 percent utilization) and catalytic cracking throughput averaged over 202,000 barrels per day (96 percent utilization) during the current quarter. Expenses were down slightly versus the year-ago period.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $18 million in the current quarter versus $11 million in the second quarter of 1998. The increase was primarily due to higher gasoline margins, which improved approximately 1.5 cents per gallon over second quarter 1998 levels. Also contributing to the improvement were a four percent increase in retail gasoline sales volumes and higher non-gasoline income.

Sunoco Chemicals -- Sunoco Chemicals earned $7 million in the second quarter of 1999, unchanged compared with last year's second quarter. Lower margins for polymer-grade propylene (down 40 percent) were offset by additional earnings from the cumene plant expansion completed in the third quarter of 1998 and from the phenol facility acquired on June 30, 1998.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $9 million in the 1999 second quarter versus income of $11 million in the 1998 second quarter. The decrease was largely due to margin reductions versus last year's second quarter for all products manufactured by Sun Lubricants. Base oil margins were down more than $5.00 per barrel while margins for specialty oils were down over $6.00 per barrel, as wholesale and retail lubricant prices have not kept pace with recent crude oil price increases. Margins for wholesale fuels produced at Sun Lubricants' two refineries declined by approximately $2.50 per barrel. The facilities produce approximately 7 million barrels of fuels per quarter. Partially offsetting the margin declines were lower expenses and higher base oil lubricants production.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining recorded a loss of $1 million during the current quarter, versus earnings of $25 million in the 1998 second quarter. The decrease was primarily due to a decline of $3.30 per barrel in realized wholesale fuels margins. Production levels were also down versus the second quarter of 1998 due to both unplanned maintenance and some voluntary refinery cutbacks due to the low margins.

Sunoco Logistics -- Net income was $14 million in the 1999 second quarter versus $15 million in the year-ago period.

Sun Coke -- Sun Coke earned $14 million in the second quarter of 1999 versus $15 million in the second quarter of 1998. Higher income contribution from the Indiana Harbor cokemaking facility was more than offset by the absence of earnings from Shamrock Coal Company, which was sold in February 1999, and lower earnings from the Jewell cokemaking operation.

Net Financing Expenses and Other -- Net financing expenses and other activities totalled $16 million for the second quarter of 1999 versus $12 million for the 1998 second quarter. The increase was due to higher interest expense, largely associated with the phenol facility acquired on June 30, 1998, and lower capitalized interest.

Gain on Settlement of Insurance Litigation -- In the second quarter of 1999, Sunoco recognized a $16 million after-tax gain associated with the settlement of insurance claims related to certain environmental matters (see Note 6 to the condensed consolidated financial statements).

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $2.4 billion in the second quarter of 1999 compared to $2.2 billion in the second quarter of 1998. The 9 percent increase in the second quarter of 1999 was primarily due to higher refined product sales volumes and prices. Also contributing to the increase were higher revenues from resales of purchased crude oil and $25 million of pretax gains recognized in the second quarter of 1999 in connection with the settlement of insurance litigation.

Costs and Expenses -- Total pretax costs and expenses were $2.3 billion in the second quarter of 1999 compared to $2.1 billion in the second quarter of 1998. The 10 percent increase in the second quarter of 1999 was primarily due to higher crude oil and refined product acquisition costs and higher resales of purchased crude oil.

                                      FINANCIAL CONDITION

Cash and Working Capital
------------------------

At June 30, 1999, Sunoco had cash and cash equivalents of $24 million compared to $38 million at December 31, 1998, and had a working capital deficit of $209 million compared to $204 million at December 31, 1998. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at June 30, 1999 by approximately $460 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first six months of 1999, Sunoco's net cash provided by operating activities ("cash generation") was $160 million compared to $21 million in the first six months of 1998. This $139 million increase in cash generation was primarily due to a decrease in working capital uses pertaining to operating activities, partially offset by a decline in income before special items.

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

Management believes that future cash generation will be sufficient to satisfy Sunoco's capital requirements and to pay the current level of cash dividends on Sunoco's common stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil and refined product markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

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

                                                                    At                  At
                                                                  June 30          December 31
                                                                   1999                1998
                                                                -----------        -----------
Short-term borrowings:
  Commercial paper                                                   $122              $   --
  Bank borrowings under revolving
    credit agreement                                                   --                 120
Current portion of long-term debt                                      35                  69
Long-term debt                                                        823*                823
                                                                     ----              ------
Total borrowings                                                     $980              $1,012
                                                                     ====              ======

__________
*Includes the Company's $150 million 8-1/8 percent notes due in 1999 which Sunoco intends to refinance on a long-term basis.

Sunoco's debt-to-capital ratio was 39.2 percent at June 30, 1999 compared to
40.1 percent at December 31, 1998. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

                             ENVIRONMENTAL MATTERS

Pursuant to the Clean Air Act, the U.S. Environmental Protection Agency ("EPA") has under review whether it is appropriate to require more stringent emissions standards ("Tier 2 Standards") for new passenger cars and light duty trucks. In connection with these potential Tier 2 Standards, the EPA issued proposed regulations in early May 1999, which would mandate significant reductions in the sulfur levels in reformulated and conventional gasoline commencing in 2004. The proposal is subject to a 90-day public comment period, and it is anticipated that the EPA will issue final rules by the end of 1999. While it is likely that the EPA will require significant gasoline sulfur reductions, there are a number of uncertainties about the final regulations and how they would be implemented, including the allowable sulfur levels, the timing of any requirements, the impact of any banking and trading system, the areas of the country that would be subject to any such requirements and the technology available to meet the requirements. While some of the alternatives would be potentially significant to Sunoco and its operations, the ultimate impact of the Tier 2 Standards cannot be determined until the EPA issues the finalized rules.

In November 1998, the EPA convened an advisory Panel on Oxygenate Use in Gasoline (the "Panel"). The purpose of the Panel is to review public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically the discovery of MTBE in water supplies. The Panel made its recommendations to the EPA on July 27, 1999. The recommendations call for the improved protection of drinking water from MTBE contamination, a substantial reduction in the use of MTBE, and action by Congress to remove the oxygenate requirements for reformulated gasoline under the Clean Air Act. State and federal environmental agencies could implement the majority of the recommendations, and some would require Congressional legislative action. California has acted to ban MTBE use by December 31, 2002. In connection with the MTBE ban, California has requested a waiver from the EPA of its oxygenate requirements. Other states are also reviewing the use of MTBE in gasoline. MTBE is the primary oxygenate used by Sunoco and throughout the industry to meet the reformulated gasoline requirements under the Clean Air Act. While phase-outs or restrictions on the use of MTBE could have a significant impact on Sunoco and its operations, it is not possible to reach any conclusions until federal or further state actions, if any, are taken.


                               SHARE REPURCHASES

During 1998, the Company repurchased 3,727,850 shares of its common stock and 46,780 of its depositary shares for $145 million. On December 28, 1998, the Board of Directors authorized a new program to purchase up to an additional $150 million of Company stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions. As of July 31, 1999, $155 million remained available under the share repurchase programs.

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

The initial phases of these plans, an inventory and assessment of potential problem areas and the remediation/replacement of the Company's key computer applications, are essentially complete. The Company is conducting a complete Year 2000 readiness test and a full systems integration test in an environment that simulates the processing conditions that will exist after December 31, 1999. The Company anticipates that the testing phase for all of its key computer applications will be completed by August 31, 1999.

The Company has contacted its key customers and suppliers and is examining their Year 2000 public disclosures in an attempt to ascertain their ability to continue to meet their obligations to the Company. While some of these third parties are more prepared than others, the Company has no reason to believe that its key customers and suppliers will not be able to meet their obligations to the Company due to the Year 2000 Issue. This readiness assessment will continue throughout 1999.

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

With regard to third-party system interfaces, Sunoco's computer systems have been remediated to correctly interpret dates as they are currently supplied and to have the capability to both send and receive expanded dates if necessary. Third parties with whom the Company has interfaces have been contacted, advised of Sunoco's plans for such interfaces and asked to promptly notify the Company should their own remediation plans result in a change to their current system interface with the Company. The Company has been notified by several third parties that minor interface changes are required. Such changes are being made and tested as they are received.

The total cost to Sunoco during the 1997-99 period of achieving Year 2000 compliant systems is currently estimated to be $37 million, which represents approximately 20 percent of the information technology budget during that period. Such amount, which includes both expense and capital spending, is being funded from Sunoco's net cash flows from operating activities. It consists of $21 million of expense incurred remediating and testing existing software and hardware and $16 million of capital expenditures to replace two key non-compliant systems with newly purchased systems that, in addition to being compliant, provide enhanced business functionality. Through June 30, 1999, $34 million has been spent, of which $19 million relating to the remediation and testing of existing software and hardware has been expensed and $15 million relating to the replacement of the two non-compliant systems has been capitalized.

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

The ability to meet liquidity requirements, including the funding of the Company's capital program from operations, is subject to changes in commodity prices and crude oil supply that could be affected by factors beyond Sunoco's control, such as embargoes, the continued discovery and production of light sweet crude oil, or military conflicts involving (or internal instability in) one or more oil-producing countries. Other factors that could affect Sunoco's business include the continued availability of debt and equity financing, changes in labor relations, nonperformance by major customers, general business and economic conditions (including recessionary trends, inflation and interest and currency exchange rates), and civil, criminal, regulatory or administrative actions, claims or proceedings. Sunoco's operations could also be affected by domestic and international political, legislative, regulatory and legal actions, such as restrictions on production, restrictions on imports and exports, price controls, tax increases and retroactive tax claims, expropriation of property and cancellation of contract rights. Sunoco is impacted by laws pertaining to workers' health and safety, and current or amended state and federal environmental and other similar regulations (including, particularly, regulations dealing with gasoline composition and characteristics) or the judicial interpretation of such regulations.

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

                                    PART II
                               OTHER INFORMATION

Item 1.     Legal Proceedings

     On April 9, 1999, Sunoco paid civil fines in the amount of $168,950 pursuant to a Consent Order executed with the U.S. EPA (Region V). This Consent Order stemmed from an administrative enforcement action dealing with sulfur dioxide exceedances identified in 1994 and benzene waste NESHAP violations at Sunoco's Toledo, OH, refinery and its formerly owned wastewater treatment plant at this facility.

     Many other legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at June 30, 1999.

Item 4.     Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company's shareholders was held on May 6, 1999. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations. At this meeting, the shareholders were requested (1) to elect a Board of Directors and (2) to approve the appointment of independent auditors. The following action was taken by the Company's shareholders with respect to each of the above items:

     1. Concerning the election of a Board of Directors of the Company, there was a total of 76,719,281 votes cast. The tabulation below sets forth the number of votes cast for, against or withheld (abstentions) for each director. There were no broker non-votes.

                                                                                         Number
                                       Number                  Number                  "WITHHELD"
     NAME                               "FOR"                 "AGAINST"               (ABSTENTIONS)
----------------                      ----------              ---------               -------------
R. H. Campbell                        75,806,278               910,997                   2,006
R. E. Cartledge                       75,950,059               769,222                      --
J. G. Drosdick                        76,000,841               717,847                     593
M. J. Evans                           75,809,233               910,048                      --
T. P. Gerrity                         75,967,461               751,820                      --
R. B. Greco                           75,945,259               773,862                     160
J. G. Kaiser                          75,998,769               720,352                     160
R. D. Kennedy                         75,978,040               741,077                     164
R. A. Pew                             75,885,967               832,748                     566
W. F. Pounds                          75,914,749               804,201                     331
G. J. Ratcliffe                       75,987,917               730,881                     483
A. B. Trowbridge                      75,920,560               798,561                     160

     2. Concerning the motion to appoint Ernst & Young LLP as the Company's independent auditors, there was a total of 76,431,253 votes cast, with an aggregate of 76,221,295 votes cast in favor of such appointment and 209,958 against. There were 288,028 withheld (abstentions). There were no broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits:

     1    -  Form of Underwriting Agreement, as amended, for the
             Sunoco, Inc. Form S-3 Registration Statement (Registration
             No. 33-53717) filed May 20, 1994.

     12   -  Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
             Earnings to Fixed Charges for the Six-Month Period Ended June 30,
             1999.

     27   -  Article 5 of Regulation S-X, Financial Data Schedule.


Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended June 30, 1999.

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



     SUNOCO, INC.



BY   /s/ JOSEPH P. KROTT
     -----------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE July 30, 1999

                                 EXHIBIT INDEX

Exhibit
Number                     Exhibit
-------      ----------------------------------------
 1           Form of Underwriting Agreement, as amended, for the Sunoco, Inc.
             Form S-3 Registration Statement (Registration No. 33-53717) filed
             May 20, 1994.

 12 Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 1999.

 27          Article 5 of Regulation S-X, Financial Data Schedule.