Form 10-Q
period 1999-09-30
SUNOCO INC
filed 1999-11-03
CIK 95304

PAGE 1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number 1-6841

                                 SUNOCO, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                                      23-1743282
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

       TEN PENN CENTER, 1801 MARKET STREET, PHILADELPHIA, PA 19103-1699
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (215) 977-3000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

At September 30, 1999, there were 90,227,001 shares of Common Stock, $1 par value outstanding.

                                 SUNOCO, INC.
                                 ------------

                                     INDEX

                                                                    Page No.
                                                                    --------
PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Statements of Income
           for the Nine months Ended September 30, 1999
           and 1998                                                    3

           Condensed Consolidated Statements of Income
           for the Three Months Ended September 30, 1999
           and 1998                                                    4

           Condensed Consolidated Balance Sheets at
           September 30, 1999 and December 31, 1998                    5

           Condensed Consolidated Statements of Cash
           Flows for the Nine Months Ended September 30,
           1999 and 1998                                               6

           Notes to Condensed Consolidated Financial
           Statements                                                  7

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                 15

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                          26

   Item 6. Exhibits and Reports on Form 8-K                           26

SIGNATURE                                                             27

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
------------------------------------------------------------------------------
                                                          For the Nine Months
                                                          Ended September 30
                                                         ---------------------
                                                           1999         1998
                                                          ------      -------
                                                              (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                 $ 6,838      $ 6,359
Interest income (Note 2)                                       3           18
Other income (Note 3)                                        116           62
                                                         -------      -------
                                                           6,957        6,439
                                                         -------      -------
COSTS AND EXPENSES
Cost of products sold and operating expenses               4,965        4,272
Selling, general and administrative expenses                 402          382
Consumer excise taxes                                      1,175        1,168
Payroll, property and other taxes                             61           66
Depreciation, depletion and amortization                     204          189
Interest cost and debt expense                                61           58
Interest capitalized                                          (1)          (6)
                                                         -------      -------
                                                           6,867        6,129
                                                         -------      -------
Income before income tax expense                              90          310
Income tax expense (Note 4)                                   31           82
                                                         -------      -------
NET INCOME                                                    59          228
Dividends on preference stock                                 --          (20)
                                                         -------      -------
Net income applicable to common shareholders             $    59      $   208
                                                         =======      =======
Net income per share of common stock (Note 5):
  Basic                                                  $   .65      $  2.56
  Diluted                                                $   .65      $  2.39

Weighted average number of shares outstanding:
  Basic                                                     90.4         81.1
  Diluted                                                   91.2         95.3

Cash dividends paid per share:
  Preference stock (Note 9)                              $    --      $1.6516
  Common stock                                           $   .75      $   .75

                           (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
-------------------------------------------------------------------------------
                                                          For the Three Months
                                                           Ended September 30
                                                         ----------------------
                                                            1999          1998
                                                          ------        ------
                                                               (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                  $2,628        $2,107
Interest income                                                1             1
Other income (Note 3)                                         22            23
                                                          ------        ------
                                                           2,651         2,131
                                                          ------        ------
COSTS AND EXPENSES
Cost of products sold and operating expenses               1,964         1,386
Selling, general and administrative expenses                 135           135
Consumer excise taxes                                        418           412
Payroll, property and other taxes                             21            22
Depreciation, depletion and amortization                      70            65
Interest cost and debt expense                                21            20
Interest capitalized                                          --            (1)
                                                          ------        ------
                                                           2,629         2,039
                                                          ------        ------
Income before income tax expense                              22            92
Income tax expense (Note 4)                                    8            12
                                                          ------        ------
NET INCOME                                                $   14        $   80
                                                          ======        ======
Net income per share of common stock (Note 5):
  Basic                                                   $  .15        $  .86
  Diluted                                                 $  .15        $  .85

Weighted average number of shares outstanding:
  Basic                                                     90.4          93.5
  Diluted                                                   91.1          94.5

Cash dividends paid per share of common stock             $  .25        $  .25

                          (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                   At               At
                                               September 30      December 31
                                                   1999             1998
(Millions of Dollars)                                   (UNAUDITED)
----------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                        $   84           $   38
Accounts and notes receivable, net                  721              537
Inventories:
  Crude oil                                         183              184
  Refined products                                  240              219
  Materials, supplies and other                      83               80
Deferred income taxes                               113              122
                                                 ------           ------
Total Current Assets                              1,424            1,180

Investments and long-term receivables               105              108
Properties, plants and equipment                  6,296            6,248
Less accumulated depreciation, depletion
  and amortization                                2,974            2,902
                                                 ------           ------
Properties, plants and equipment, net             3,322            3,346
Deferred charges and other assets                   218              215
                                                 ------           ------
Total Assets                                     $5,069           $4,849
                                                 ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                 $  920           $  589
Accrued liabilities                                 436              488
Short-term borrowings                                --              120
Current portion of long-term debt (Note 6)          168               69
Taxes payable                                       118              118
                                                 ------           ------
Total Current Liabilities                         1,642            1,384

Long-term debt (Note 6)                             872              823
Retirement benefit liabilities                      437              449
Deferred income taxes                               194              175
Other deferred credits and liabilities (Note 7)     424              504
Commitments and contingent liabilities (Note 8)
Shareholders' equity (Note 9)                     1,500            1,514
                                                 ------           ------
Total Liabilities and Shareholders' Equity       $5,069           $4,849
                                                 ======           ======

                           (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)
-------------------------------------------------------------------------------
                                                           For the Nine Months
                                                            Ended September 30
                                                           --------------------
                                                            1999          1998
                                                            ----         -----
                                                               (UNAUDITED)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $  59         $ 228
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Gain on divestments                                      (15)           (7)
    Depreciation, depletion and amortization                 204           189
    Deferred income tax expense                               29            79
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                         (186)           60
      Inventories                                            (25)          (61)
      Accounts payable and accrued liabilities               259          (320)
      Taxes payable                                            2           134
    Other                                                    (60)          (49)
                                                           -----         -----
Net cash provided by operating activities                    267           253
                                                           -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                      (222)         (325)
  Acquisition of Philadelphia phenol facility,
    net of $109 seller financing                              --           (48)
  Proceeds from divestments                                   60           108
  Other                                                      (12)           (2)
                                                           -----         -----
Net cash used in investing activities                       (174)         (267)
                                                           -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of short-term borrowings                   (120)          (12)
  Proceeds from issuance of long-term debt                   200            --
  Repayments of long-term debt                               (52)          (20)
  Proceeds from transferred interest in coke-
   making operations                                          --           200
  Cash dividend payments                                     (68)          (79)
  Purchases of preference stock for retirement                --            (2)
  Purchases of common stock for treasury                     (10)          (23)
  Proceeds from issuance of common stock under
   management incentive and employee option plans              3            12
  Other                                                       --           (14)
                                                           -----         -----
Net cash provided by (used in) financing activities          (47)           62
                                                           -----         -----
Net increase in cash and cash equivalents                     46            48
Cash and cash equivalents at beginning of period              38            33
                                                           -----         -----
Cash and cash equivalents at end of period                 $  84         $  81
                                                           =====         =====

                           (See Accompanying Notes)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the full year 1999.

2.   Settlement of Income Tax Issue.

     In March 1998, Sunoco settled an income tax issue with the Internal Revenue Service related to certain deductions claimed in prior years. The settlement, which includes the recognition of $11 million of interest income, increased 1998 first quarter net income by $9 million.

3.   Other Income.

     During the first nine months of 1999, Sunoco entered into several settlements which resolved certain insurance claims. The claims related to certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from ownership and operation of its businesses (Note 8). The following is a summary of the gains recognized in 1999 by quarter from these settlements (in millions of dollars):

                                                     Pretax           After-Tax
          1999                                        Gain               Gain
          ----                                       ------           ---------
          First Quarter                               $11                $ 7
          Second Quarter                               25                 16
          Third Quarter                                 2                  1
                                                      ---                ---
            Total Nine Months                         $38                $24
                                                      ===                ===

     In February 1999, Sunoco divested its Shamrock steam coal mining operation located in Kentucky for $13 million in cash. The divestment resulted in the recognition of an $11 million pretax gain ($7 million after tax) in the 1999 first quarter. The Shamrock operation earned $5 million for the full year 1998. With this divestment, the Company ceased steam coal mining activities.

4.   Change in Tax Election.

     During the third quarter of 1998, Sunoco revoked its election under the Internal Revenue Code concerning the Puerto Rico possession tax credit. The revocation resulted in the recognition of a $13 million tax benefit in the third quarter of 1998. The benefit resulted primarily from recognition of additional deferred tax benefits associated with a write-down of assets recorded in 1996 in connection with a project to reconfigure the Company's Puerto Rico refinery.

5.   Earnings Per Share.

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the nine-month and three-month periods ended September 30, 1999 and 1998 (in millions, except per share amounts):

                                           Nine Months      Three Months
                                              Ended            Ended
                                           September 30     September 30
                                          -------------    --------------
                                           1999    1998     1999     1998
                                          -----  ------    -----    -----
Net income after dividends on
 preference stock (basic EPS
 numerator)                               $  59   $ 208    $  14    $  80
Add: Dividends on preference stock           --      20       --       --
                                          -----   -----    -----    -----
Net income (diluted EPS numerator)        $  59   $ 228    $  14    $  80
                                          =====   =====    =====    =====
Weighted average number of common
 shares outstanding (basic EPS
 denominator)                              90.4    81.1     90.4     93.5
Add effect of dilutive securities:
  Redeemable preference shares
    (Note 9)                                 --    13.0       --       --
  Stock incentive awards                     .8     1.2       .7      1.0
                                          -----   -----    -----    -----
Weighted average number of shares
 (diluted EPS denominator)                 91.2    95.3     91.1     94.5
                                          =====   =====    =====    =====
Basic EPS                                 $ .65   $2.56    $ .15    $ .86
Diluted EPS                               $ .65   $2.39    $ .15    $ .85

6.   Long-Term Debt.

     On August 20, 1999, the Company issued $200 million of 7-3/4 percent 10-year notes. In the fourth quarter of 1999, the Company also repaid at maturity its $150 million of 8-1/8 percent notes.

7.   Transferred Interests in Cokemaking Operations.

     In the first quarter of 1998, Sunoco transferred an interest in its Indiana Harbor cokemaking operation in East Chicago, IN, to a third party for $200 million in cash. In 1995, Sunoco transferred an interest in its Jewell cokemaking operation in Vansant, VA, to another third party for $95 million in cash. The investors in each operation are entitled to 95 percent of the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, which are expected to end in 2002 and 2000, respectively, the third parties will be entitled to variable minority interests in the cash flows and tax benefits from the respective operations ranging from 5 to 25 percent. Sunoco did not recognize any gain or loss on these transactions. The outstanding balance attributable to the transferred interests in these operations totalled $191 and $226 million at September 30, 1999 and December 31, 1998, respectively, and is reflected in other deferred credits and liabilities in the condensed consolidated balance sheets.

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

     The $130 million loss accrual was based primarily on the Company's marketplace assumptions concerning the worldwide supply and demand for MTBE through May 2000. At December 31, 1996, the Company believed that MTBE demand would increase in 1999 largely as a result of various jurisdictions electing to voluntarily comply with (or opt into) the reformulated gasoline requirements of the Clean Air Act by the end of 1998. At December 31, 1998, the number of "opt ins" was lower than what the Company had originally anticipated and certain other jurisdictions were considering "opting out" of the voluntary reformulated fuel requirements. As a result of these and other market factors, management believed that MTBE demand would not increase as previously anticipated. Accordingly, an additional $40 million provision ($26 million after tax) was added to the accrual in December 1998 for incremental losses expected to be realized with respect to this agreement. During the first nine months of 1999 and the full years 1998 and 1997, actual MTBE purchase costs in excess of spot market prices totalling $26, $47 and $65 million, respectively, were charged against the accrual. The accrual has a remaining balance of $32 million as of September 30, 1999.

     Sunoco is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly-owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 1999, Sunoco had been named as a PRP at 55 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

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

     Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                 At                     At
                                            September 30           December 31
                                                1999                   1998
                                            ------------           -----------
          Accrued liabilities                   $  48                  $  56
          Other deferred credits and
            liabilities                           120                    126
                                                -----                  -----
                                                $ 168                  $ 182
                                                =====                  =====

     Pretax charges against income for environmental remediation amounted to $8 and $4 million for the nine months ended September 30, 1999 and 1998, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $4 million at September 30, 1999 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

     On October 4, 1996, Sunoco filed a complaint in Los Angeles County Superior Court, Jalisco Corporation, Inc., et al. v. Argonaut Insurance Company, et al. (Case No. BC 158441), naming more than 45 insurance companies as defendants and seeking recovery under numerous insurance policies for certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from the ownership and operation of its businesses. In the first nine months of 1999 and fourth quarter of 1998, the Company entered into several settlements which resolved a portion of these claims. As a result, the Company received net cash proceeds totalling $4 million in 1998 and $82 million in the first nine months of 1999 and will receive an additional $10 million primarily during the remainder of 1999. Pretax gains of $38 million ($24 million after tax) and $58 million ($38 million after tax) were recognized in other income in the first nine months of 1999 and fourth quarter of 1998, respectively, in connection with these settlements. While negotiations are currently ongoing with certain of the other insurance companies to resolve the remaining litigation, the Company cannot quantify the ultimate outcome of this matter.

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

     Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sunoco's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management of Sunoco believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sunoco at September 30, 1999. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

9.   Shareholders' Equity.

                                                        At                    At
                                                   September 30          December 31
                                                       1999                  1998
                                                   ------------          -----------
                                                          (Millions of Dollars)
     Common stock, par value $1 per share             $  132                $  132
     Capital in excess of par value                    1,398                 1,393
     Earnings employed in the business                 1,599                 1,608
                                                      ------                ------
                                                       3,129                 3,133
     Less common stock held in treasury,
       at cost                                         1,629                 1,619
                                                      ------                ------
     Total                                            $1,500                $1,514
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

10.  Business Segment Information.

     The following tables set forth information concerning Sunoco's business segments for the nine-month and three-month periods ended September 30, 1999 and 1998 (in millions of dollars):

                                                          Sales and Other
                                                          Operating Revenue
                                                   -------------------------------       Profit Contri-
Nine Months Ended                                  Unaffiliated            Inter-         bution (Loss)
September 30, 1999                                  Customers              segment         (after tax)
------------------                                 ------------            -------       --------------
Northeast Refining                                     $2,038               $1,165               $(26)
Northeast Marketing                                     2,337                   --                 36
Chemicals                                                 368                   --                 23
Lubricants                                                758                   27                (12)
MidAmerica Marketing &                                  1,136                   --                 (9)
  Refining
Logistics                                                  41                   85                 40
Coke                                                      160                   --                 47
                                                       ------               ------               ----
Consolidated                                           $6,838               $   --                 99
                                                       ======               ======
Gain on settlement of                                                                              24
  insurance litigation
Corporate expenses                                                                                (18)
Net financing expenses
  and other                                                                                       (46)
                                                                                                 ----
Net income                                                                                       $ 59
                                                                                                 ====

Nine Months Ended
September 30, 1998
------------------
Northeast Refining                                     $1,894               $1,007               $ 53
Northeast Marketing                                     2,132                   --                 43
Chemicals                                                 289                   --                 28
Lubricants                                                763                   38                 13
MidAmerica Marketing &                                  1,075                   --
  Refining                                                                                         38
Logistics                                                  42                   86                 42
Coke                                                      164                   --                 41
                                                       ------               ------               ----
Consolidated                                           $6,359               $   --                258
                                                       ======               ======
Benefit from change in
  tax election                                                                                     13
Corporate expenses                                                                                (17)
Net financing expenses
  and other                                                                                       (26)
                                                                                                 ----
Net income                                                                                       $228
                                                                                                 ====

                                                            Sales and Other
                                                          Operating Revenue
                                                   ---------------------------      Profit Contri-
Three Months Ended                                 Unaffiliated        Inter-       bution (Loss)
September 30, 1999                                  Customers          segment       (after tax)
------------------                                 ------------        -------      -------------
Northeast Refining                                    $  760              $501            $  1
Northeast Marketing                                      909                --               5
Chemicals                                                129                --               6
Lubricants                                               296                11              (8)
MidAmerica Marketing &                                   463                --               4
  Refining
Logistics                                                 14                29              13
Coke                                                      57                --              13
                                                      ------              ----            ----
Consolidated                                          $2,628              $ --              34
                                                      ======              ====
Gain on settlement of                                                                        1
  insurance litigation
Corporate expenses                                                                          (6)
Net financing expenses
  and other                                                                                (15)
                                                                                          ----
Net income                                                                                $ 14
                                                                                          ====
Three Months Ended
September 30, 1998
------------------
Northeast Refining                                    $  568              $333            $ 13
Northeast Marketing                                      740                --              17
Chemicals                                                124                --              11
Lubricants                                               244                 9               5
MidAmerica Marketing &                                   347                --
  Refining                                                                                  11
Logistics                                                 15                29              16
Coke                                                      69                --              15
                                                      ------              ----            ----
Consolidated                                          $2,107              $ --              88
                                                      ======              ====
Benefit from change in
  tax election                                                                              13
Corporate expenses                                                                          (6)
Net financing expenses
  and other                                                                                (15)
                                                                                          ----
Net income                                                                                $ 80
                                                                                          ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                                 Nine Months Ended
                                                   September 30
                                                 -----------------
                                                   1999       1998   Variance
                                                   ----       ----   --------
                                                    (Millions of Dollars)
Sun Northeast Refining                             $ (26)    $  53      $ (79)
Sunoco Northeast Marketing                            36        43         (7)
Sunoco Chemicals                                      23        28         (5)
Sun Lubricants                                       (12)       13        (25)
Sunoco MidAmerica Marketing & Refining                (9)       38        (47)
Sunoco Logistics                                      40        42         (2)
Sun Coke                                              47        41          6
Corporate expenses                                   (18)      (17)        (1)
Net financing expenses and other                     (46)      (26)       (20)
                                                    ----      ----      -----
                                                      35       215       (180)
Special items:

  Gain on settlement of insurance                     24        --         24
   litigation

  Benefit from change in tax election                 --        13        (13)
                                                    ----      ----      -----

Consolidated net income                            $  59     $ 228      $(169)
                                                    ====      ====      =====

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the nine-month period ended September 30, 1999, Sunoco earned $59 million, or $.65 per share of common stock on a diluted basis, compared to net income of $228 million, or $2.39 per share, for the first nine months of 1998. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $35 million in the first nine months of 1999 compared to $215 million in the first nine months of 1998.

During the first nine months of 1999, Sunoco benefited from several previously announced self-help initiatives including higher production of fuels, chemicals and lubricants, higher retail gasoline sales volumes and added income from the Company's Indiana Harbor cokemaking facility which commenced operations in March 1998. In the aggregate, these initiatives contributed approximately $37 million after tax to 1999 first nine months results. However, because of a low refining margin environment, an increase in operating and administrative expenses and the impact of both voluntary refinery run reductions and some unscheduled operating downtime, the Company will realize significantly less than its goal of $116 million of additional after-tax income during 1999 from these self-help initiatives. This goal assumed that refined product margins for the full year 1999 would equal the levels experienced in 1998.

Sun Northeast Refining -- The Sun Northeast Refining business recorded a loss of $26 million in the first nine months of 1999 versus income of $53 million in the first nine months of 1998. The decrease in earnings was primarily due to significantly lower realized refining margins, which were down $.90 per barrel versus the 1998 first nine months. Partially offsetting the lower margins were higher production levels (up 4.9 million barrels, or 4 percent). Despite a week-long shutdown of a 200,000 barrel-per-day crude unit at the Philadelphia refinery due to flooding caused by Hurricane Floyd and some refinery run cutbacks due to the low margin environment, during the first nine months of 1999, inputs to the crude units in the Northeast averaged 477,100 barrels daily (94 percent utilization), and catalytic cracking throughput averaged 198,300 barrels per day (94 percent utilization).

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $36 million in the current nine-month period versus income of $43 million in the first nine months of 1998. A four-percent increase in retail gasoline sales volumes and higher non-gasoline income were more than offset by lower retail gasoline margins, which were down approximately 1 cent per gallon versus the first nine months of 1998, and higher expenses. The increase in expenses was largely attributable to the higher sales volumes and expenditures supporting a retail site-reimaging program.

Sunoco Chemicals -- Sunoco Chemicals earned $23 million in the first nine months of 1999, compared with $28 million for the first nine months of 1998. The decrease in earnings was primarily due to higher expenses largely as a result of operating issues. Lower margins for aromatics and propylene were offset by additional earnings from a cumene plant expansion completed in the third quarter of 1998 and from the phenol facility acquired on June 30, 1998.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $12 million in the first nine months of 1999 compared to income of $13 million in the 1998 first nine months. The decrease was primarily due to margin declines for all products manufactured by Sun Lubricants. Base oil and specialty oil margins were down significantly, as wholesale and retail lubricant prices have not kept pace with the rapid run-up in crude oil prices during the period, and margins for wholesale fuels produced at Sun Lubricants' two refineries declined by $1.26 per barrel. Partially offsetting the margin declines were lower operating and administrative expenses and higher base oil lubricants sales and production volumes.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining recorded a loss of $9 million during the current nine-month period versus earnings of $38 million in the first nine months of 1998. The decrease in results was primarily due to a decline of $1.82 per barrel in realized wholesale fuels margins. Production levels also declined due to both planned and unplanned refinery maintenance activities and voluntary production cuts due to the low margins.

Sunoco Logistics -- Sunoco Logistics earned $40 million in the first nine months of 1999 versus $42 million in the first nine months of 1998. The decrease in income was largely the result of lower throughputs in both Sunoco's Eastern refined products system and Western crude system due to production cutbacks by refiners.

Sun Coke -- Sun Coke earned $47 million in the first nine months of 1999 versus $41 million in the 1998 first nine months. The improvement in earnings was due to an increase in income from the Indiana Harbor cokemaking facility, which commenced operations in late March 1998, and to a $7 million after-tax gain from the divestment in February 1999 of Shamrock Coal Company ("Shamrock"), Sun Coke's steam coal mining operation located in Kentucky. Earnings from Shamrock were $5 million for the full year 1998. With this divestment, Sun Coke ceased steam coal mining activities. Partially offsetting these positive factors were lower earnings at the Jewell cokemaking operation, lower earnings from Shamrock and the absence of a $2 million tax benefit recorded in the first quarter of 1998 related to the settlement of an income tax issue with the Internal Revenue Service.

Net Financing Expenses and Other -- Net financing expenses and other activities totalled $46 million for the first nine months of 1999 versus $26 million for the 1998 first nine months. The 1998 amount includes $5 million in after-tax earnings from a dividend from a petroleum industry insurance consortium in which Sunoco participates and $7 million of after-tax interest income related to the federal income tax settlement discussed above. Excluding these items, net financing expenses and other were $46 million for the current nine month period versus $38 million for the first nine months of 1998. This $8 million increase was primarily attributable to lower capitalized interest and higher interest expense due to a higher average debt level.

Gain on Settlement of Insurance Litigation -- In the first nine months of 1999, Sunoco recognized a $24 million after-tax gain in connection with the settlement of certain insurance claims. The claims relate to certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from ownership and operation of its businesses (see Note 8 to the condensed consolidated financial statements).

Benefit from Change in Tax Election --During the third quarter of 1998, Sunoco revoked its election under the Internal Revenue Code concerning the Puerto Rico possession tax credit. This change resulted in a $13 million tax benefit, which is attributable to Sun Lubricants (see Note 4 to the condensed consolidated financial statements).

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $7.0 billion in the first nine months of 1999 compared to $6.4 billion in the first nine months of 1998. The 9 percent increase in the first nine months of 1999 was primarily due to higher refined product sales prices and volumes.

Costs and Expenses -- Total pretax costs and expenses were $6.9 billion in the first nine months of 1999 compared to $6.1 billion in the 1998 nine-month period. The 13 percent increase in the first nine months of 1999 was primarily due to higher crude oil and refined product acquisition costs largely as a result of an increase in crude oil prices.

                     RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                                 Three Months Ended
                                                    September 30
                                                 ------------------
                                                  1999        1998   Variance
                                                  ----        ----   --------
                                                    (Millions of Dollars)
Sun Northeast Refining                           $   1       $  13       $(12)
Sunoco Northeast Marketing                           5          17        (12)
Sunoco Chemicals                                     6          11         (5)
Sun Lubricants                                      (8)          5        (13)
Sunoco MidAmerica Marketing & Refining               4          11         (7)
Sunoco Logistics                                    13          16         (3)
Sun Coke                                            13          15         (2)
Corporate expenses                                  (6)         (6)        --
Net financing expenses and other                   (15)        (15)        --
                                                 -----       -----       ----
                                                    13          67        (54)
Special items:

  Gain on settlement of insurance
   litigation                                        1          --          1

  Benefit from change in tax election               --          13        (13)
                                                 -----       -----       ----
Consolidated net income                          $  14       $  80       $(66)
                                                 =====       =====       ====

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended September 30, 1999, Sunoco earned $14 million, or $.15 per share of common stock on a diluted basis, compared to net income of $80 million, or $.85 per share, for the third quarter of 1998. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $13 million in the third quarter of 1999 compared to $67 million in the third quarter of 1998.

Sun Northeast Refining -- The Sun Northeast Refining business earned $1 million in the third quarter of 1999 versus $13 million in the third quarter of 1998. The decrease was due largely to lower realized margins (down $.22 per barrel) as higher wholesale gasoline margins were more than offset by the impact of lower margins for distillates, residual fuel and chemical feedstocks. Also contributing to the decline in earnings was a $9 million pretax increase in expenses due primarily to higher electricity costs. Voluntary production cutbacks due to the low distillate margin environment and the week-long shutdown of a 200,000 barrel-per-day crude unit at the Philadelphia refinery limited crude runs to 455,000 barrels daily, or approximately 90 percent of Northeast Refining's total crude capacity. The shutdown was due to flooding caused by Hurricane Floyd.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $5 million in the current quarter versus $17 million in the third quarter of 1998. The decline was due to lower retail gasoline margins, which were down approximately 3 cents per gallon, as retail price increases lagged the rapid run-up in crude oil and wholesale gasoline prices. Slightly higher expenses offset the positive impact of a 3 percent improvement in retail gasoline volumes and a 12 percent increase in merchandise sales.

Sunoco Chemicals -- Sunoco Chemicals earned $6 million in the third quarter of 1999 versus $11 million in last year's third quarter period. The decrease in earnings was primarily due to a $7 million pretax increase in expenses largely as a result of operating issues. Margins, on average, were flat versus the prior year as improved margins for propylene and cumene were offset by lower margins on phenol.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $8 million in the 1999 third quarter versus income of $5 million in the 1998 third quarter. The decrease was due to lower margins as significant increases in crude oil prices continued to depress results in this business. Base oil margins were down over $8 per barrel and margins for specialty oils were down almost $6 per barrel as wholesale and retail lubricant prices have not kept pace with recent crude oil price increases. Also contributing to the decline in earnings were lower margins on waxes and residual fuels.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $4 million during the current quarter, versus $11 million in the 1998 third quarter. The decrease was primarily due to significantly lower realized wholesale fuels margins and slightly higher expenses. Production levels were curtailed by approximately 10,000 barrels per day during the third quarter of 1999 due to plant upsets at the Toledo refinery's two crude units.

Sunoco Logistics -- Net income was $13 million in the 1999 third quarter versus $16 million in the year-ago period. The decline was largely the result of lower throughputs in both Sunoco's Eastern refined products system and Western crude system due to production cutbacks by refiners.

Sun Coke -- Sun Coke earned $13 million in the third quarter of 1999 versus $15 million in the third quarter of 1998. The decline was due largely to the absence of earnings from Shamrock Coal Company, which was sold in February 1999.

Gain on Settlement of Insurance Litigation -- In the third quarter of 1999, Sunoco recognized a $1 million after-tax gain associated with the settlement of insurance claims related to certain environmental matters (see Note 8 to the condensed consolidated financial statements).

Benefit from Change in Tax Election -- For a discussion of the $13 million tax benefit recognized in the third quarter of 1998, see Note 4 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $2.7 billion in the third quarter of 1999 compared to $2.1 billion in the third quarter of 1998. The 29 percent increase in the third quarter of 1999 was primarily due to higher refined product sales prices. Also contributing to the increase were higher refined product sales volumes.

Costs and Expenses -- Total pretax costs and expenses were $2.6 billion in the third quarter of 1999 compared to $2.0 billion in the third quarter of 1998. The 30 percent increase in the third quarter of 1999 was primarily due to higher crude oil and refined product acquisition costs largely as a result of an increase in crude oil prices.

                              FINANCIAL CONDITION

Cash and Working Capital
------------------------

At September 30, 1999, Sunoco had cash and cash equivalents of $84 million compared to $38 million at December 31, 1998, and had a working capital deficit of $218 million compared to $204 million at December 31, 1998. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at September 30, 1999 by approximately $740 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first nine months of 1999, Sunoco's net cash provided by operating activities ("cash generation") was $267 million compared to $253 million in the first nine months of 1998. This $14 million increase in cash generation was primarily due to a decrease in working capital uses pertaining to operating activities, partially offset by a decline in income before special items and a reduction in noncash charges.

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

The Company has a $500 million revolving credit agreement ("Agreement") with commercial banks that provides access to short-term financing through September 2002. The Company can borrow directly from the participating banks under this Agreement or use it to support the issuance of commercial paper. The Company also has access to short-term financing under a non-committed money market facility. At December 31, 1998, $120 million was borrowed from the participating banks under the Agreement. There were no amounts outstanding related to the above short-term borrowing arrangements at September 30, 1999.

On August 20, 1999, the Company issued $200 million of 7-3/4 percent 10-year notes. The primary purpose of this borrowing was the repayment of the Company's $150 million of 8-1/8 percent notes which were repaid at maturity on November 1, 1999.

The following table sets forth amounts outstanding related to Sunoco's borrowings (in millions of dollars):

                                               At                     At
                                          September 30           December 31
                                              1999                   1998
                                          ------------           -----------
Short-term borrowings                        $   --                 $  120
Current portion of long-term debt               168                     69
Long-term debt                                  872                    823
                                             ------                 ------
Total borrowings                             $1,040                 $1,012
                                             ======                 ======

Sunoco's debt-to-capital ratio was 40.9 percent at September 30, 1999 compared to 40.1 percent at December 31, 1998. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

                             ENVIRONMENTAL MATTERS

Pursuant to the Clean Air Act, the U.S. Environmental Protection Agency ("EPA") has under review whether it is appropriate to require more stringent emissions standards ("Tier 2 Standards") for new passenger cars and light duty trucks. In connection with these potential Tier 2 Standards, the EPA issued proposed regulations in early May 1999, which would mandate significant reductions in the sulfur levels in reformulated and conventional gasoline commencing in 2004. The proposal was subject to a 90-day public comment period, and it is anticipated that the EPA will issue final rules by the end of 1999. While it is likely that the EPA will require significant gasoline sulfur reductions, there are a number of uncertainties about the final regulations and how they would be implemented, including the allowable sulfur levels, the timing of any requirements, the impact of any banking and trading system, the areas of the country that would be subject to any such requirements and the technology available to meet the requirements. While some of the alternatives would be potentially significant to Sunoco and its operations, the ultimate impact of the Tier 2 Standards cannot be determined until the EPA issues the finalized rules.

In November 1998, the EPA convened an advisory Panel on Oxygenate Use in Gasoline (the "Panel"). The purpose of the Panel was to review public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically by the discovery of MTBE in water supplies. The Panel made its recommendations to the EPA on July 27, 1999. The recommendations call for the improved protection of drinking water from MTBE contamination, a substantial reduction in the use of MTBE, and action by Congress to remove the oxygenate requirements for reformulated gasoline under the Clean Air Act. State and federal environmental agencies could implement the majority of the recommendations, and some would require Congressional legislative action. California has acted to ban MTBE use by December 31, 2002. In connection with the MTBE ban, California has requested a waiver from the EPA of its oxygenate requirements. Other states are also reviewing the use of MTBE in gasoline. MTBE is the primary oxygenate used by Sunoco and throughout the industry to meet the reformulated gasoline requirements under the Clean Air Act. While phase-outs or restrictions on the use of MTBE could have a significant impact on Sunoco and its operations, it is not possible to reach any conclusions until federal or further state actions, if any, are taken.

                               SHARE REPURCHASES

During the first nine months of 1999, the Company repurchased 294,000 shares of common stock for $10 million. At September 30, 1999, the Company had a remaining authorization from its Board of Directors to purchase up to $145 million of Company stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions.

                            DERIVATIVE INSTRUMENTS

Sunoco uses futures and forward contracts to achieve ratable pricing of its crude oil purchases and to convert certain refined product sales from fixed to floating price. In addition, price collars, swaps and option contracts are used to lock in a portion of the Company's electricity and natural gas refinery fuel costs. Sunoco also uses swaps, price collars and other contracts from time to time to hedge the unfavorable impact of significant increases in crude oil prices and to lock in what Sunoco considers to be acceptable margins for various refined products.

At September 30, 1999, Sunoco had locked in margins for 4.3 million barrels (approximately 7 percent) of its anticipated 1999 fourth quarter wholesale fuel sales and 26.4 million barrels (approximately 11 percent) of its anticipated 2000 full year wholesale fuel sales. In connection with this margin management program, Sunoco had a net deferred gain of $5 million pretax at September 30, 1999, of which $1 million relates to the fourth quarter 1999 hedging activity and $4 million relates to the full year 2000. An additional $4 million pretax gain related to similar positions closed out as of September 30, 1999 has been deferred and will be recognized in the fourth quarter when the underlying physical transactions occur.

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

As of September 30, 1999, the remediation and/or replacement and testing of the Company's key computer applications is essentially complete. Testing included a complete Year 2000 readiness test and a full systems integration test in an environment that simulated the processing conditions that will exist after December 31, 1999.

The Company has contacted its key customers and suppliers and has examined their Year 2000 public disclosures in an attempt to ascertain their ability to continue to meet their obligations to the Company. While some of these third parties are more prepared than others, the Company has no reason to believe that its key customers and suppliers will not be able to meet their obligations to the Company due to the Year 2000 Issue. This readiness assessment will continue throughout the balance of 1999.

Additionally, the Company has developed contingency plans for its key operations and business processes. These plans attempt to mitigate the potential impacts of any failures of either Company or third-party systems and processes. In developing such plans, Sunoco's primary consideration is to continue to operate the Company's facilities without compromising the health or safety of its employees, agents or neighboring communities. The plans include, among other things, scheduling and timing of operations, minimizing certain discretionary activities, and ensuring that adequate staff is available to handle any unforeseen disruptions. In many cases, the plans also set forth alternative sources of supply, markets and other options that the Company may employ in response to failures of customers and suppliers to meet their obligations to the Company if they should occur.

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

The total cost to Sunoco during the 1997-99 period of achieving Year 2000 compliant systems is currently estimated to be $37 million, which represents approximately 20 percent of the information technology budget during that period. Such amount, which includes both expense and capital spending, is being funded from Sunoco's net cash flows from operating activities. It consists of $21 million of expense incurred remediating and testing existing software and hardware and $16 million of capital expenditures to replace two key non-compliant systems with newly purchased systems that, in addition to being compliant, provide enhanced business functionality. As of September 30, 1999, approximately 98 percent of the $37 million had been spent.

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

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings

     Many legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at September 30, 1999.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     12   -  Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
             Earnings to Fixed Charges for the Nine-Month Period Ended September
             30, 1999.

     27   -  Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

     On August 18, 1999, the Company filed certain exhibits on Form 8-K under
     Item 7 - "Financial Statements and Exhibits", which were incorporated by reference into the Company's Registration Statement on Form S-3 (Registration No. 33-53717).

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


     SUNOCO, INC.



BY   s/ JOSEPH P. KROTT
     -----------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE November 2, 1999

                                 EXHIBIT INDEX

Exhibit
Number                   Exhibit
-------        ---------------------------------------------------------------
12             Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio
               of Earnings to Fixed Charges for the Nine-Month Period Ended
               September 30, 1999.

27             Article 5 of Regulation S-X, Financial Data Schedule.