Form 10-K405
period 1999-12-31
SUNOCO INC
filed 2000-03-03
CIK 95304

                                     1999
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                For the transition period from        to
                                              --------  --------

                         Commission file number 1-6841

                                 SUNOCO, INC.
            (Exact name of registrant as specified in its charter)

             Pennsylvania                            23-1743282
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

            Ten Penn Center                          19103-1699
 1801 Market Street, Philadelphia, PA                 (Zip Code)
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code (215) 977-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each
                                                     exchange on which
              Title of each class                        registered
              -------------------                    -----------------
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. [X]

  At January 31, 2000, the aggregate market value of voting stock held by nonaffiliates was $2,063 million.

  At January 31, 2000, there were 89,843,869 shares of Common Stock, $1 par value, outstanding.

  Selected portions of the Sunoco, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 1999 are incorporated by reference in Parts I, II and IV of this Form 10-K.

  Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

  Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report to Shareholders for a discussion of the factors which could cause actual results to differ materially from those projected.

General

  Sunoco, Inc.* was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1801 Market Street, Philadelphia, PA 19103-1699. Its telephone number is (215) 977-3000 and its Internet website address is www.SunocoInc.com.

  The Company, through its subsidiaries, is principally a petroleum refiner and marketer with interests in cokemaking. Sunoco's petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and petrochemicals, and the transportation of crude oil and refined products. These operations are conducted principally in the eastern half of the United States. Sunoco's cokemaking operations are conducted in Virginia and Indiana.

  The Company's operations are organized into seven business units plus a holding company and a shared services organization. The accompanying discussion of the Company's business and properties reflects this organizational structure. For additional information regarding these business units, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report to Shareholders. Business segment information is also presented in Note 19 to the Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders.

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

  Sunoco owns and operates five domestic refineries which are located in Marcus Hook, PA, Philadelphia, PA, Toledo, OH, Tulsa, OK and Yabucoa, Puerto Rico. The refineries in Marcus Hook, Philadelphia and Toledo produce principally fuels and petrochemicals while the refineries in Tulsa and

--------
*In this report, the terms "Company" and "Sunoco" are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships. References in this Annual Report on Form 10-K to material in the Company's 1999 Annual Report to Shareholders and in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

Puerto Rico emphasize lubricants production with related fuels production being sold in the wholesale market. Sunoco also owns and operates a petrochemical facility in Philadelphia, PA, which produces phenol and acetone, and one in Brandenburg, KY, which produces ethylene and ethylene oxide, and is a joint venture partner in a facility in Mont Belvieu, TX, which produces MTBE.

  The following table sets forth certain consolidated information concerning Sunoco's refining and marketing operations (in thousands of barrels daily). Additional information is set forth on page 46 in the Company's 1999 Annual Report to Shareholders.

  Products Manufactured for Sale to Third Parties

                                                               1999  1998  1997
                                                               ----- ----- -----
   Crude Unit Capacity........................................ 730.0 697.0 692.0
                                                               ===== ===== =====
   Input to Crude Units*...................................... 683.6 685.8 696.0
                                                               ===== ===== =====
   Products Manufactured:
    Gasoline.................................................. 343.9 334.9 348.8
    Middle Distillates........................................ 225.1 221.6 224.8
    Residual Fuel.............................................  66.1  67.0  67.9
    Petrochemicals............................................  41.6  37.8  34.8
    Lubricants................................................  16.5  15.1  15.9
    Other.....................................................  88.1  84.5  73.5
                                                               ----- ----- -----
                                                               781.3 760.9 765.7
                                                               ===== ===== =====

--------
*Excludes approximately 30-35 thousand barrels per day of reduced crude oil processed at the Puerto Rico refinery. Subsequent to its reconfiguration in the first quarter of 1997, this facility processes reduced crude oil instead of conventional crude oil (see "Sun Lubricants" below).

  Supply and Distribution

  Sunoco meets all of its crude oil requirements through purchases from third parties. There is an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Sunoco's refineries processed approximately 80 percent light sweet crude oil during 1999. The Company believes that ample supplies of light sweet crude oil will continue to be available. The following table sets forth Sunoco's net sources of crude oil (in percentages):

                                                                  1999 1998 1997
                                                                  ---- ---- ----
   Africa........................................................  55   59   53
   United States.................................................  20   21   20
   Canada........................................................  13    7    7
   North Sea.....................................................   6    6   16
   South and Central America.....................................   4    5    2
   Russia........................................................   2    2    1
   Arabian Gulf..................................................  --   --    1
                                                                  ---  ---  ---
                                                                  100  100  100
                                                                  ===  ===  ===

  The following table sets forth summary information concerning Sunoco's supply and distribution of crude oil and refined products (in thousands of barrels daily):

                                                            1999   1998   1997
                                                            -----  -----  -----
   Supply:
    Crude Oil Purchases*................................... 696.1  702.2  701.7
    Crude Oil Inventory Change.............................   5.9   (7.4)    .4
    Refined Product Purchases (including Feedstocks)....... 134.4  119.8  116.3
                                                            -----  -----  -----
                                                            836.4  814.6  818.4
                                                            =====  =====  =====
   Distribution:
    Refined Product Sales.................................. 833.8  798.9  809.6
    Refined Product Inventory Change.......................  (7.9)   1.1   (4.0)
    Internal Consumption and Other.........................  10.5   14.6   12.8
                                                            -----  -----  -----
                                                            836.4  814.6  818.4
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

  Refined Product Sales

  Sunoco sells fuels through retail and wholesale channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Sunoco's consolidated refined product sales (in thousands of barrels daily):

                                                               1999  1998  1997
                                                               ----- ----- -----
   Gasoline:
    Wholesale................................................. 169.1 164.6 170.2
    Retail.................................................... 216.6 208.6 201.8
   Middle Distillates......................................... 258.8 241.3 248.8
   Residual Fuel..............................................  68.0  70.8  80.1
   Petrochemicals.............................................  42.4  37.8  35.2
   Lubricants.................................................  18.8  17.9  18.8
   Other......................................................  60.1  57.9  54.7
                                                               ----- ----- -----
                                                               833.8 798.9 809.6
                                                               ===== ===== =====

  As of December 31, 1999, 1998 and 1997, branded fuels sales were made through 3,538, 3,532 and 3,592 retail gasoline outlets, respectively. Of these outlets, 1,841 were direct outlets (Company/dealer owned or leased) and 1,697 were distributor outlets at December 31, 1999.

  The following is a discussion of the seven business units which comprise Sunoco's refining and marketing and cokemaking operations.

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

  The following table sets forth information concerning operations at the Marcus Hook and Philadelphia refineries (in thousands of barrels daily):

                                  1999                   1998                   1997
                         ---------------------- ---------------------- ----------------------
                          Marcus  Phila.,        Marcus  Phila.,        Marcus  Phila.,
                         Hook, PA   PA    Total Hook, PA   PA    Total Hook, PA   PA    Total
                         -------- ------- ----- -------- ------- ----- -------- ------- -----
Crude Unit Capacity.....  175.0    330.0  505.0  175.0    307.0  482.0  175.0    307.0  482.0
                          =====    =====  =====  =====    =====  =====  =====    =====  =====
Input to Crude Units....  169.2    301.3  470.5  166.7    304.3  471.0  165.7    314.4  480.1
                          =====    =====  =====  =====    =====  =====  =====    =====  =====
Conversion Capacity*....   98.0    112.0  210.0   86.0    105.0  191.0   86.0    105.0  191.0
                          =====    =====  =====  =====    =====  =====  =====    =====  =====
Conversion Unit
 Throughput.............   93.3    107.0  200.3   91.6     89.9  181.5   88.7     94.7  183.4
                          =====    =====  =====  =====    =====  =====  =====    =====  =====
Products Manufactured:
 Gasoline...............   90.9    151.4  242.3   88.0    143.6  231.6   88.4    154.1  242.5
 Middle Distillates.....   68.2    100.2  168.4   68.6     99.4  168.0   65.3    103.6  168.9
 Residual Fuel..........   10.7     41.0   51.7   11.1     42.0   53.1   10.7     42.6   53.3
 Petrochemical
  Feedstocks**..........   19.4      6.3   25.7   17.6      5.2   22.8   18.7      5.4   24.1
 Other..................   18.7     22.5   41.2   16.8     23.5   40.3   16.0     23.8   39.8
                          -----    -----  -----  -----    -----  -----  -----    -----  -----
                          207.9    321.4  529.3  202.1    313.7  515.8  199.1    329.5  528.6
                          =====    =====  =====  =====    =====  =====  =====    =====  =====

--------
 *Represents Sunoco's capacity to upgrade low-value petroleum products into higher-value products through catalytic cracking.
**Petrochemical feedstocks are utilized by the Sunoco Chemicals business to produce petrochemicals at these facilities. (See "Sunoco Chemicals" below.)

  During 1999, input to the crude units was voluntarily cut back in response to the low margin environment. As a result, production of low-value products was reduced without limiting production of high-value products from the catalytic cracking units. Catalytic cracking utilization was higher in 1999 primarily due to the absence of any shutdowns in 1999. The Philadelphia refinery had one planned and one unplanned catalytic cracker shutdown during 1998. The most significant of this downtime was at a 73 thousand barrels-per-day unit at this facility. It included a 29-day shutdown due to an emergency power interruption by the local utility and related start-up problems and a subsequent scheduled six-week turnaround and modernization of the unit. With the completion of this work in July 1998, all three of Sunoco's catalytic cracking units in the Northeast had been modernized during the 1997-98 period. Scheduled maintenance activity during 1998 also included a 23-day turnaround of the 200 thousand barrels-per-day crude unit at the Philadelphia refinery.

  During 1999, Sun Northeast Refining completed numerous fuel recovery projects at the Philadelphia refinery. The improvements made will enable the upgrade of products previously used as refinery fuel into higher value products.

  The Philadelphia and Marcus Hook refineries process predominantly light sweet crude oils, which are supplied from foreign sources. The following table sets forth information concerning the crude oil purchased for processing at these refineries (in thousands of barrels daily):

                                  1999                   1998                   1997
                         ---------------------- ---------------------- ----------------------
                          Marcus  Phila.,        Marcus  Phila.,        Marcus  Phila.,
                         Hook, PA   PA    Total Hook, PA   PA    Total Hook, PA   PA    Total
                         -------- ------- ----- -------- ------- ----- -------- ------- -----
Crude Type:
 West African Light.....   54.4    174.1  228.5   71.4    197.5  268.9   39.1    203.2  242.3
 West African Heavy.....   25.7    106.0  131.7   30.2     97.8  128.0   19.5    101.3  120.8
 North Sea..............   34.4      5.6   40.0   33.4      4.9   38.3   94.8      8.3  103.1
 South and Central
  American Light........   20.1      4.3   24.4   29.3      5.5   34.8   12.0       .9   12.9
 Canadian Light.........   31.6      5.4   37.0    4.0       .7    4.7     --       --     --
                          -----    -----  -----  -----    -----  -----  -----    -----  -----
                          166.2    295.4  461.6  168.3    306.4  474.7  165.4    313.7  479.1
                          =====    =====  =====  =====    =====  =====  =====    =====  =====

   Total fuels products sold to third parties at wholesale by Sun Northeast Refining in 1999 were 365.6 thousand barrels daily compared to 353.8 thousand barrels daily in 1998 and 358.4 thousand barrels daily in 1997. Sales to other Sunoco business units by Sun Northeast Refining (primarily gasoline, middle distillates and chemical feedstocks) totalled 197.5, 186.1 and 182.9 thousand barrels daily in 1999, 1998 and 1997, respectively.

  Sunoco's Philadelphia and Marcus Hook refineries are connected by pipeline, barge, truck and rail. An inter-refinery pipeline enables the transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks. Finished products are delivered to customers via Sunoco's pipeline and terminal network, third-party pipelines and barges.

  During the fourth quarter of 1999, Sun Northeast Refining agreed to substantive terms with FPL Energy ("FPL") which will permit FPL to build, own and operate a 725-megawatt, natural gas fired cogeneration power plant at Sunoco's Marcus Hook refinery. Steam supplied by the power plant will reduce the refinery's steam supply costs. Construction of the plant is expected to begin in late 2000.

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

  The following table sets forth Sunoco's retail gasoline outlets in the New England and Mid-Atlantic states at December 31, 1999, 1998 and 1997:

                                                               1999  1998  1997
                                                               ----- ----- -----
   Direct Outlets:
    Company Owned or Leased:
     Company-Operated:
      Traditional.............................................   148   127   124
      APlus(R) Convenience Stores.............................   200   164   154
                                                               ----- ----- -----
                                                                 348   291   278
                                                               ----- ----- -----
     Dealer-Operated:
      Traditional.............................................   319   352   351
      APlus(R) Convenience Stores.............................   221   241   250
      Ultra Service Centers SM................................   229   234   239
                                                               ----- ----- -----
                                                                 769   827   840
                                                               ----- ----- -----
    Total Company Owned or Leased*............................ 1,117 1,118 1,118
    Dealer Owned**............................................   394   386   373
                                                               ----- ----- -----
   Total Direct Outlets....................................... 1,511 1,504 1,491
   Distributor Outlets........................................ 1,136 1,121 1,164
                                                               ----- ----- -----
                                                               2,647 2,625 2,655
                                                               ===== ===== =====

--------
 *Gasoline throughput per Company owned or leased outlet averaged 109.6, 103.8 and 99.8 thousands of gallons monthly during 1999, 1998 and 1997, respectively. The improvement during the 1997-99 period is consistent with Sunoco Northeast Marketing's goal of increasing gasoline throughput per outlet.
**Primarily traditional outlets.

  Sunoco Northeast Marketing's portfolio of outlets is designed to provide optimal profit potential in each of its marketing areas. Sites differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

  Direct outlets are sites at which Sunoco fuel products are delivered directly to the site by Sunoco or its contract carriers. Investment in the property, through ownership or lease, may be held by either the Company or an independent dealer. These sites may be traditional locations that sell almost exclusively fuel products or may include APlus(R) convenience stores or Ultra Service Centers SM that provide automotive diagnosis and repair. Included among Sunoco Northeast Marketing's outlets at December 31, 1999 were 54 outlets on limited access highways in Pennsylvania, New Jersey, New York and Maryland. Of these outlets, 37 were company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

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

  Sunoco's APlus(R) convenience stores are located principally in Pennsylvania, New York and Massachusetts. These stores supplement sales of fuel products with a broad mix of high-margin merchandise such as groceries, fast foods and beverages. The following table sets forth information concerning Sunoco's convenience store locations in the Northeast:

                                                              1999  1998  1997
                                                              ----- ----- -----
   Number of Stores..........................................   426   411   417
   Merchandise Sales (Thousands of Dollars/Store/Month)...... $59.5 $52.5 $47.8
   Merchandise Margin (Company Operated) (% of Sales)........ 27.3% 28.7% 29.3%

  The Company intends to grow its convenience store business through acquisitions, new site construction and redesign of traditional gasoline outlets in an effort to reduce its dependence on gasoline margins.

  Sunoco Northeast Marketing offers four grades of gasoline at its retail locations, consisting of Ultra(R) 94, the highest octane premium gasoline commercially available in the United States, and 93, 89 and 87 octanes. Branded fuels sales (including middle distillates) by Sunoco Northeast Marketing averaged 185.6 thousand barrels daily in 1999 compared to 174.0 thousand barrels daily in 1998 and 169.6 thousand barrels daily in 1997. Ultra(R) 94 sales (including Ultra(R) 94 used as an octane enhancer in Sunoco's mid-grade gasolines) accounted for approximately 23 percent of Sunoco's retail gasoline sales in the Northeast in 1999.

  In the fourth quarter of 1998, Sunoco announced a Company-wide reimaging program of its retail service station network. As part of this program, the Company's Sunoco(R) logo has been updated and its retail outlet image has been redesigned to provide a more contemporary appearance to Sunoco's outlets. The roll-out of this program commenced in late 1998. As of December 31, 1999, reimaging has been completed at 644 locations, primarily those owned or leased by the Company. This represents approximately 25 percent of the Company's total retail marketing outlets in the Northeast. The program is expected to be substantially completed by the end of 2000 for Company owned or leased sites at a total cost of approximately $65 million. Reimaging of dealer and distributor owned sites is expected to be concluded by the end of 2001.

 Sunoco Chemicals

  The Sunoco Chemicals business includes the manufacturing, distribution and marketing of base commodity and intermediate petrochemicals. These chemicals are comprised principally of olefins and their derivatives (ethylene, ethylene oxide and propylene) and aromatics and their derivatives (benzene, cumene, cyclohexane, toluene, xylene, phenol and acetone). As a partner in a joint venture, Sunoco Chemicals also produces MTBE which is utilized by Sun Northeast Refining in manufacturing reformulated gasoline. Petrochemicals are manufactured by Sunoco Chemicals at Sunoco's Marcus Hook and Philadelphia refineries, at a phenol facility in Philadelphia, Pennsylvania, at an ethylene/ethylene oxide facility in Brandenburg, Kentucky and at the joint venture MTBE facility in Mont Belvieu, Texas. (See "Sunoco MidAmerica Marketing & Refining" for a discussion of the petrochemicals produced at the Toledo refinery.)

  On June 30, 1998, Sunoco acquired the Philadelphia phenol facility of AlliedSignal Inc. ("Allied") for $157 million. This acquisition was made pursuant to the Company's strategy to expand its chemicals business by manufacturing intermediate products further down the value chain. This facility has the capacity to produce annually more than one billion pounds of phenol and 620 million pounds of acetone. In connection with the acquisition, Sunoco Chemicals entered into a long-term contract to supply Allied with approximately 740 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating other phenol production costs. Sunoco intends to continue to grow its chemicals business.

  The following table sets forth information concerning petrochemicals production by Sunoco Chemicals (in thousands of barrels daily):

                                                   Production
                                 Capacity at     -----------------
                              December 31, 1999* 1999 1998    1997
                              -----------------  ---- ----    ----
   Benzene...................        5.0          5.0  4.4     4.2
   Toluene...................        2.0          1.3  1.2     1.5
   Xylene....................         .5           .1   .3      .5
   Cumene**..................       11.0          9.1  6.0     5.2
   Cyclohexane...............        2.5          1.7  1.9     2.1
   Phenol....................        8.0          7.7  3.8***   --
   Acetone...................        7.0          6.8  3.4***   --
                                    ----         ---- ----    ----
     Total Aromatics.........       36.0         31.7 21.0    13.5
                                    ----         ---- ----    ----
   Ethylene..................        1.7          1.2  1.3     1.2
   Ethylene Oxide............        1.8          1.5  1.7     1.7
   Propylene:
    Polymer-grade............       11.0         10.1 10.3    10.6
    Refinery-grade...........        9.9          9.1  6.7     6.4
                                    ----         ---- ----    ----
     Total Olefins...........       24.4         21.9 20.0    19.9
                                    ----         ---- ----    ----
     Total Petrochemicals....       60.4         53.6 41.0    33.4
                                    ====
   Less: Production Used as
    Feedstocks+..............                    23.2 13.6     9.3
                                                 ---- ----    ----
     Total Production
      Available for Sale.....                    30.4 27.4    24.1
                                                 ==== ====    ====

--------
  *Calendar-day basis.
 **Reflects an increase of 6.5 thousand barrels daily in production capacity in the third quarter of 1998 as a result of an expansion project at the Philadelphia refinery (see below).
***Total production divided by 365 days. During the 184-day period after the June 30, 1998 acquisition of the phenol plant, phenol and acetone production totalled 7.6 and 6.7 thousand barrels daily, respectively.
  +Consists of benzene and refinery-grade propylene which are used in the manufacture of cumene and cyclohexane, and of cumene (after June 30, 1998) which is used in the manufacture of phenol and acetone.

  Sunoco's petrochemical products are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. Sales of petrochemicals to third parties by Sunoco Chemicals totalled 33.3 thousand barrels daily in 1999 versus 27.7 thousand barrels daily in 1998 and 24.4 thousand barrels daily in 1997. The increased levels of both sales and production volumes in the 1997-99 period were due to the acquisition of the phenol facility.

  Sales volumes during 1999 were distributed through the following channels:

  . Benzene and Benzene Derivatives (including Cyclohexane)--Customers are large manufacturers of fibers, detergents and specialty products who buy a significant percentage of their requirements from Sunoco Chemicals under long-term contracts;

  . Toluene and Xylenes--Buyers generally purchase large volumes for fibers, film and urethane products. These sales are made in both the contract and spot markets and tend to be international in scope. Customers and distributors also take individually small volumes of toluene and xylenes for paints, coatings, solvents and a variety of specialty applications;

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

  . Polymer-grade Propylene--Sales are primarily made pursuant to a long-term contract to Epsilon Products Co. ("Epsilon"), a polypropylene manufacturer (see below); and

  . Ethylene and Ethylene Oxide--Sales are primarily to intermediate-size specialty chemical companies that make diverse products such as surfactants, co-polymer resins and emulsions, and additives.

  Benzene, extracted at Sunoco's Marcus Hook and Philadelphia refineries and purchased from third parties, and refinery-grade propylene are used to produce cumene at Philadelphia. The cumene is then used to produce phenol and acetone at the phenol facility in Philadelphia. In the third quarter of 1998, Sunoco Chemicals completed a project to expand its cumene production capacity at the Philadelphia refinery from 500 to 1,220 million pounds per year (4.5 to 11.0 thousand barrels per day). The expanded facility, which utilizes a new catalyst technology, produced cumene at an annualized rate of 1,012 million pounds during the fifteen-month period ended December 31, 1999. Opportunities exist for incremental expansions of polymer-grade propylene, cumene, phenol and acetone.

 Sun Lubricants

  The Sun Lubricants business is comprised of the manufacturing, blending, packaging and marketing of a broad line of paraffinic and aromatic lubricating and specialty oils produced at the Tulsa and Puerto Rico refineries as well as the manufacturing and wholesale marketing of the fuels produced at these facilities.

  Base oils are sold to domestic and international customers who manufacture their own finished transportation and industrial lubricants. Sun Lubricants also upgrades a significant portion of its base oil production into specialty oils at its blending and packaging facilities. Blending and packaging operations are conducted principally at lube service centers located at the Marcus Hook and Tulsa refineries for Sunoco and third parties.

  Specialty oil production is comprised principally of transportation and industrial lubricants. Sun Lubricants also produces other specialty lube products such as horticultural and agricultural oils, aromatic and paraffinic rubber oils, paper defoamer oils, asphalt quality improvement extracts, textile oils and finished waxes. These finished products are marketed under the Sunoco(R) and Kendall(R) brand labels directly by Sunoco or through distributors to a wide variety of domestic and foreign customers.

  The following table sets forth information concerning operations at the Tulsa and Puerto Rico refineries (in thousands of barrels daily):

                                1999               1998               1997
                         ------------------ ------------------ ------------------
                         Tulsa Puerto       Tulsa Puerto       Tulsa Puerto
                          OK    Rico  Total  OK    Rico  Total  OK    Rico  Total
                         ----- ------ ----- ----- ------ ----- ----- ------ -----
Crude Unit Capacity..... 85.0          85.0 85.0          85.0 85.0          85.0
                         ====         ===== ====         ===== ====         =====
Input to Crude Units*... 79.3          79.3 82.4          82.4 82.9          82.9
                         ====         ===== ====         ===== ====         =====
Base Oil Lubes
 Capacity...............  8.5    9.1   17.6  8.5    9.1   17.6  8.1    9.3   17.4
                         ====   ====  ===== ====   ====  ===== ====   ====  =====
Products Manufactured:
 Base Oil Lubricants....  8.2    8.3   16.5  8.5    6.6   15.1  8.1    7.8   15.9
 Gasoline............... 16.6     --   16.6 16.8     --   16.8 17.0     .5   17.5
 Middle Distillates..... 25.8    2.8   28.6 26.0    2.1   28.1 27.0    4.5   31.5
 Residual Fuel..........   .1   10.1   10.2   --    9.6    9.6   .1   11.0   11.1
 Lubes Extracted
  Feedstocks............ 16.2     --   16.2 18.8     --   18.8 20.7     --   20.7
 Waxes and Other........  8.8    7.6   16.4  9.8    8.4   18.2  6.9    9.1   16.0
                         ----   ----  ----- ----   ----  ----- ----   ----  -----
                         75.7   28.8  104.5 79.9   26.7  106.6 79.8   32.9  112.7
                         ====   ====  ===== ====   ====  ===== ====   ====  =====

--------
*Excludes approximately 30-35 thousand barrels per day of reduced crude oil processed at the Puerto Rico refinery (see discussion below).

  Production volumes during 1998 were limited by a 59-day maintenance turnaround at the Puerto Rico refinery as well as by a two-week shutdown of this facility due to Hurricane Georges. After completion of the maintenance turnaround in April 1998, lubricants production increased at the refinery. The
16.5 thousand barrels per day of base oils produced by Sun Lubricants during 1999 represents a record level of lubricants production.

  In 1997, Sun Lubricants reconfigured the Puerto Rico refinery to eliminate the processing of conventional crude oil and to process, instead, approximately 30-35 thousand barrels per day of reduced crude oil. This change significantly reduced the amount of unprofitable fuels produced at the facility while fully maintaining the volume and quality of lubricants production. The streamlining of the Puerto Rico refining operation has improved operating efficiency, lowered fixed costs and reduced ongoing capital spending and working capital requirements.

  Sales of specialty oil lubricant products totalled 11.0 thousand barrels daily in 1999 versus 11.0 thousand barrels daily in 1998 and 11.7 thousand barrels daily in 1997 while sales of base oils totalled 7.8 thousand barrels daily in 1999 versus 6.9 thousand barrels daily in 1998 and 7.1 thousand barrels daily in 1997. Fuels and waxes sold to third parties from the Tulsa and Puerto Rico refineries totalled 83.3 thousand barrels per day in 1999 compared to 82.9 thousand barrels per day in 1998 and 99.5 thousand barrels per day in 1997. The significant decline in fuels and wax sales in 1998 reflects a decline in fuels sales resulting from the Company's strategy to significantly reduce fuels production at the Puerto Rico refinery.

  The following table sets forth information concerning the feedstocks purchased for processing at the Tulsa and Puerto Rico refineries (in thousands of barrels daily):

                                1999               1998               1997
                         ------------------ ------------------ ------------------
                         Tulsa Puerto       Tulsa Puerto       Tulsa Puerto
                          OK    Rico  Total  OK    Rico  Total  OK    Rico  Total
                         ----- ------ ----- ----- ------ ----- ----- ------ -----
Feedstock Type:
 Oklahoma Sweet and West
  Texas Intermediate.... 76.9     --   76.9 78.7     --   78.7 79.3     --   79.3
 Reduced Crude Oil......   --   29.2   29.2   --   26.2   26.2   --   27.6   27.6
 Other..................   --     --     --   --     --     --   --    3.6    3.6
                         ----   ----  ----- ----   ----  ----- ----   ----  -----
                         76.9   29.2  106.1 78.7   26.2  104.9 79.3   31.2  110.5
                         ====   ====  ===== ====   ====  ===== ====   ====  =====

 Sunoco MidAmerica Marketing & Refining

  The Sunoco MidAmerica Marketing & Refining ("Sunoco MidAmerica") business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in the Midwest as well as the manufacturing, distribution and wholesale marketing of fuels and petrochemicals produced at the Toledo refinery.

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

  The following table sets forth Sunoco's retail gasoline outlets in the Midwest at December 31, 1999, 1998 and 1997:

                                                                  1999 1998 1997
                                                                  ---- ---- ----
   Direct Outlets:
    Company Owned or Leased:
     Company-Operated:
      Traditional................................................  18   17   19
      Sunoco Food Market(R) Convenience Stores...................  70   76   79
                                                                  ---  ---  ---
                                                                   88   93   98
                                                                  ---  ---  ---
     Dealer-Operated:
      Traditional................................................  69   75   77
      Sunoco Food Market(R) Convenience Stores...................  23   23   26
      Ultra Service Centers SM...................................  12   14   15
                                                                  ---  ---  ---
                                                                  104  112  118
                                                                  ---  ---  ---
    Total Company Owned or Leased................................ 192  205  216
    Dealer Owned*................................................ 138  133  126
                                                                  ---  ---  ---
   Total Direct Outlets.......................................... 330  338  342
   Distributor Outlets........................................... 561  569  595
                                                                  ---  ---  ---
                                                                  891  907  937
                                                                  ===  ===  ===

--------
*Primarily traditional outlets.

  Branded fuels sales averaged 59.9 thousand barrels daily in 1999 compared to
57.4 thousand barrels daily in 1998 and 54.1 thousand barrels daily in 1997. Ultra(R) 94 sales (including the Ultra(R) 94 used as an octane enhancer in Sunoco's mid-grade gasolines) accounted for approximately 19 percent of Sunoco's retail gasoline sales in the Midwest in 1999. The increases in branded fuels sales during 1999 and 1998 are largely a result of new supply agreements in the distributor channel. Sunoco MidAmerica expects these sales to increase further in 2000 due to ongoing efforts to grow the brand.

  The following table sets forth information concerning Sunoco's convenience stores in the Midwest:

                                                              1999  1998  1997
                                                              ----- ----- -----
   Number of Stores..........................................    93   101   108
   Merchandise Sales (Thousands of Dollars/Store/Month)...... $52.8 $45.1 $43.0
   Merchandise Margin (Company Operated) (% of Sales)........ 24.3% 27.7% 30.6%

  In late 1998, Sunoco MidAmerica began reimaging its service stations in connection with Sunoco's company-wide reimaging program. As of December 31, 1999, reimaging has been completed at 268 locations, or 30 percent of the Company's total retail marketing outlets in the Midwest. The program is expected to be substantially completed by the end of 2001 at a total cost of approximately $16 million. (See "Sunoco Northeast Marketing" above for a further discussion of this program.)

 Refining and Wholesale Marketing

  The following table sets forth information concerning operations at the Toledo refinery (in thousands of barrels daily):

                                                               1999  1998  1997
                                                               ----- ----- -----
   Crude Unit Capacity........................................ 140.0 130.0 125.0
                                                               ===== ===== =====
   Input to Crude Units....................................... 133.8 132.4 133.0
                                                               ===== ===== =====
   Conversion Capacity........................................  88.0  88.0  86.0
                                                               ===== ===== =====
   Conversion Unit Throughput.................................  78.3  81.0  83.1
                                                               ===== ===== =====
   Products Manufactured:
    Gasoline..................................................  85.0  86.5  88.8
    Middle Distillates........................................  28.1  25.5  24.4
    Residual Fuel.............................................   4.2   4.3   3.5
    Petrochemicals............................................   9.2  10.4  10.7
    Other.....................................................  19.3  18.6  17.7
                                                               ----- ----- -----
                                                               145.8 145.3 145.1
                                                               ===== ===== =====

  Production volumes increased during 1999 despite both planned and unplanned refinery maintenance activities and voluntary production cutbacks due to the low margin environment. Production volumes during 1998 were impacted by a one-month scheduled turnaround of one of the Toledo refinery's crude units and a one-week shutdown of the refinery caused by a regional electricity emergency.

  Fuels products sold at wholesale to third parties from Sunoco's Toledo refinery in 1999 averaged 78.2 thousand barrels daily compared to 75.1 thousand barrels daily in 1998 and 74.0 thousand barrels daily in 1997.

  The Toledo refinery is a high conversion refinery that refines predominantly light, low-sulfur crude oil. The following table sets forth information concerning the feedstocks purchased for processing at the facility (in thousands of barrels daily):

                             1999  1998  1997
                             ----- ----- -----
   Feedstock Type:
    West Texas
     Intermediate...........  58.2  65.1  59.1
    Canadian................  57.1  50.9  53.0
    African.................   9.1   3.6    --
    South American..........   4.0   3.1    --
    "Lubes-Extracted"
     Gasoil/Naphtha
     Intermediate
     Feedstock..............   5.0  11.3  20.3
                             ----- ----- -----
                             133.4 134.0 132.4
                             ===== ===== =====

  Ethanol blending is employed by Sunoco MidAmerica at its terminals in order to reduce octane costs, simplify the product slate and enhance the storage and transportation of gasoline products.

 Chemicals

  Sunoco MidAmerica chemical operations consist of the manufacturing of base commodity and intermediate petrochemicals. These chemicals are comprised of aromatics (including benzene, toluene and xylene), spirits, nonene and tetramer. All of these products are sold under a marketing agreement with Suncor Energy Inc. through a joint venture partnership that is managed by Sunoco Chemicals. Almost all of the nonene and tetramer production is sold under a long-term contract and a significant portion of the aromatics and spirits production is sold into the solvents channel and/or higher-end derivative markets. Sales of petrochemicals to third parties by Sunoco MidAmerica totalled 9.1 thousand barrels daily in 1999 versus 10.1 thousand barrels daily in 1998 and 10.8 thousand barrels daily in 1997.

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

  At December 31, 1999, Sunoco Logistics had an equity interest in 5,966 miles of crude oil pipelines and 4,641 miles of refined product pipelines. In 1999, crude oil and refined product shipments, including Sunoco's proportionate share of shipments in pipelines in which it had an ownership interest, totalled

49.4 and 32.0 billion barrel miles, respectively, as compared to 53.8 and 30.6 billion barrel miles in 1998 and 58.9 and 29.7 billion barrel miles in 1997.

  Sunoco Logistics crude oil pipeline operations in the South Central United States are complemented by lease crude oil acquisition and related trucking operations. Approximately 147 thousand barrels daily of crude oil were purchased from third-party leases during 1999. This crude oil is delivered to various pipelines either directly from the wellhead or utilizing Sunoco Logistics fleet of 150 trucks. Product terminalling and transport operations include 37 terminals in the Northeast and Midwest that support Sunoco's branded and wholesale marketing operations, 115 trucks that transport gasoline and distillates and a railroad fleet of 155 owned and 2,560 leased tank cars that primarily supports the Sunoco Chemicals and Sun Lubricants businesses. The Company's marine transportation requirements are satisfied through the use of third-party charters. Sunoco maintains an extensive vessel inspection review and evaluation program to assure the vessels chartered into Sunoco service are of appropriate quality.

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

  In 1999, Sunoco expanded its crude oil acquisition and pipeline businesses in the South Central United States with the $36 million acquisition of Pride Companies, L.P.'s 800-mile crude pipeline system, 800,000 barrels of tankage and related assets, and 35 thousand barrels per day of third party lease purchases.

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

Sun Coke

  Sun Coke Company's business consists of blast furnace coke manufacturing at the Company's facilities in East Chicago, IN, and Vansant, VA, and coal production from mines in Virginia. Such operations are conducted by Sun Coke Company and its affiliates.

  Sun Coke produces high-quality coke at its 1.3 million ton-per-year Indiana Harbor cokemaking operation in East Chicago, IN, and at its 700 thousand ton-per-year Jewell cokemaking operation in Vansant, VA. These facilities use Sun Coke's proprietary low-cost, heat-recovery cokemaking technology, which is environmentally superior to the chemical by-product recovery technology currently used by other coke producers.

  Start-up of the Indiana Harbor cokemaking operation commenced in the first quarter of 1998 and all four batteries at this facility, totalling 268 ovens, have been producing at full rated capacity beginning in the second half of 1998. Production from this facility is sold to Ispat Inland Inc. ("Ispat") for use at Ispat's Indiana Harbor Works steel plant located adjacent to Sun Coke's facility. A supply agreement requires Sun Coke to provide Ispat 1.2 million tons of coke annually on a take-or-pay basis through 2013. Additional production of up to 150,000 tons per year will be sold either to Ispat or to other steel producers. Sun Coke is also required to supply all of the flue gas by-product produced at the cokemaking facility to a third-party utility for the generation of steam and electricity. In return, the utility reduces the sulfur and particulate content of the flue gas to acceptable emission levels.

  Sunoco intends to continue to grow its cokemaking business so that it can capitalize on its proprietary cokemaking technology and realize additional earnings diversification and growth.

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

  The following table sets forth information concerning Sun Coke's cokemaking and coal mining operations:

                                                               1999  1998  1997
                                                               ----- ----- -----
   Production (Thousands of Tons):
    Coke...................................................... 1,910 1,473   664
                                                               ===== ===== =====
    Coal:
     Metallurgical (Jewell)...................................   850 1,063 1,460
     Steam (Shamrock)*........................................   204 1,896 1,827
                                                               ----- ----- -----
                                                               1,054 2,959 3,287
                                                               ===== ===== =====
   Proven and Probable Coal Reserves at
    December 31 (Millions of Tons):
     Metallurgical (Jewell)...................................   112   113   114
     Steam (Shamrock)*........................................    --     8    10
                                                               ----- ----- -----
                                                                 112   121   124
                                                               ===== ===== =====

--------
*In February 1999, Sun Coke divested its Shamrock steam coal mining operation located in Kentucky. With this divestment, Sun Coke ceased steam coal mining activities.

  In 1999, 86 percent of Sun Coke's metallurgical coal production was converted into coke at the Jewell cokemaking facility and 14 percent was sold in spot market transactions. This is consistent with the Company's strategy, adopted in the fourth quarter of 1998, of using its metallurgical coal production predominantly in its Jewell cokemaking operation. All of the metallurgical coal used to produce coke at Indiana Harbor is purchased under short-term market rate contracts from third parties.

  During 1999, all of Indiana Harbor's coke sales were made to Ispat (see above) while 98 percent of Jewell's coke sales were made under a long-term contract which provides for delivery of nearly all of this facility's coke production to National Steel Corporation through April 1, 2005. Sun Coke's long-term sales contracts contain cost pass through or escalating fixed price provisions.

Competition

  The refining and marketing business is very competitive. Sunoco competes with other domestic refiners and marketers in the northeastern United States and U.S. Gulf coast, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. The recent consolidation and convergence experienced in the refining and marketing industry has reduced the number of competitors. However, it has not reduced competition. Sunoco believes the current trend of industry restructuring may continue. As a result, the business environment may become more competitive, while providing the Company with opportunities to expand its operations.

  Profitability in the refining and marketing industry depends largely on refined product margins, as well as operating efficiency, product mix, and costs of product distribution and transportation. Certain of Sunoco's competitors that have larger and more complex refineries may be able to realize lower per barrel costs or higher margins per barrel of throughput. Several of Sunoco's principal competitors are integrated multi-national oil companies that are larger and have substantially greater resources than Sunoco. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Refining margins are frequently impacted by sharp changes in crude oil costs, which are not immediately reflected in product prices. A large, rapid increase in crude oil prices adversely affects the Company's operating margins if the increased costs cannot be passed on to customers.

  Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production, Sunoco must obtain all of its feedstocks from unaffiliated sources. Most of the crude oils processed in Sunoco's refining system are light sweet crude oils. However, management believes that any potential competitive impact of Sunoco's inability to process significant quantities of less expensive heavy sour crude oils will likely be mitigated by: the higher-value product slate obtained from light sweet crude oils; the higher cost to process heavy sour crude oils; and the continued availability of ample quantities of light sweet crude oils.

  Sunoco also faces strong competition in the market for the sale of retail gasoline and merchandise. Sunoco's competitors include service stations of large integrated gasoline companies, independent gasoline service stations, convenience stores, fast food stores, and other similar retail outlets, some of which are well-recognized national or regional retail systems. This competition is expected to continue. The principal competitive factors affecting Sunoco's retail marketing operations include: location of stores, product price, selection and quality, appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition.

  Sunoco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores which provide a wide variety of branded products, and using effective advertising and promotional campaigns. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of the location of its Northeast and Midwest refineries and retail network which are well integrated with its proprietary distribution system.

  Sunoco's chemicals businesses compete with national, regional and local companies throughout North America, largely on the basis of costs and service. Sunoco's petrochemicals business is largely a commodities business, with pricing and quality being the most important factors. Sunoco faces similarly strong competition in the sale of petroleum lubricants in largely fragmented markets.

  Cokemaking operations are also highly competitive. While domestic coke consumption has stabilized over the past two years, U.S. coke production has declined to about 80 percent of consumption. Lower quality foreign coke has supplanted some U.S. coke production as aging coke plants have been adversely impacted by the Clean Air Act. Sunoco believes the shutdown of existing coke plants will continue and offers Sun Coke an opportunity to build new plants. Sunoco also believes it is well-positioned to compete with other coke producers since Sunoco's proprietary technology allows Sunoco to construct coke ovens that, compared to conventional coke ovens, are more environmentally benign, are generally less costly to build, and can be operated with significantly fewer workers.

Research and Development

  In recent years, Sunoco's research and development activities have focused on applied research, process and product development, and engineering and technical services related to fuels, lubricants and chemicals. Sunoco spent $4, $4 and $5 million on research and development activities in 1999, 1998 and 1997, respectively. As of December 31, 1999, approximately 90 scientists, engineers, technicians and support personnel participated in these activities. Sunoco owns or has made application for numerous patents in the U.S.

Employees

  As of December 31, 1999, Sunoco had approximately 11,300 employees compared to approximately 11,100 employees as of December 31, 1998. The increase in 1999 is primarily attributable to an increase in company-operated convenience stores, partially offset by the divestment of the Company's Shamrock steam coal mining operations. Approximately 40 percent of Sunoco's employees are employed in company-operated convenience stores and service stations. Approximately 25 percent of Sunoco's employees were covered by 45 collective bargaining agreements as of December 31, 1999. The collective bargaining agreements have various terms and dates of expiration. In management's opinion, Sunoco's relationship with its employees is generally satisfactory.

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

                                                                 1999 1998 1997
                                                                 ---- ---- ----
   Pollution Abatement Capital*................................. $ 33 $ 35 $ 23
   Remediation..................................................   35   34   38
   Operations, Maintenance and Administration...................  155  173  188
                                                                 ---- ---- ----
                                                                 $223 $242 $249
                                                                 ==== ==== ====

--------
*Capital expenditures for pollution abatement are expected to approximate $25 and $35 million in 2000 and 2001, respectively.

  The Clean Air Act of 1990, as amended (the "Clean Air Act") establishes stringent criteria for regulating air toxics at operating facilities by mandating major reductions in allowable emissions and establishing a more comprehensive list of substances deemed to be air toxics. The Clean Air Act also requires refiners to market cleaner-burning gasoline that reduces emissions of certain toxics and conventional pollutants. The Company has implemented the first two phases of the reformulated gasoline regulations which require an increase in the minimum quantity of oxygen for certain non-attainment areas, a reduction in benzene content, and a reduction in summertime Reid Vapor Pressure ("RVP"). Sunoco expects to implement the more stringent final phase of these regulations in the spring of 2000.

  Pursuant to the Clean Air Act, in December 1999 the U.S. Environmental Protection Agency ("EPA") issued a final rule to require more stringent emissions standards ("Tier 2 Standards") for new passenger cars and light duty trucks. The final rule mandates significant reductions in the sulfur levels in reformulated and conventional gasoline commencing in 2004. The rule includes a banking and trading credit system, which could provide refiners compliance flexibility until 2006. Sunoco currently has gasoline sulfur levels which are below the industry average and idle assets which may be used to help meet this new requirement. Analysis of the rule to determine its impact and to identify compliance alternatives by the required dates is ongoing. The rule could have a significant impact on Sunoco and its operations, primarily with respect to the capital and operating expenditures at the Philadelphia, Marcus Hook and Toledo refineries. The capital spending is likely to begin in early 2003 while the higher operating costs will be incurred when production of the low-sulfur gasoline commences. The ultimate impact of the rule cannot be determined at this time, and may be affected by such factors as technology selection, the effectiveness of the banking and trading credit system, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline production.

  In November 1998, the EPA convened an advisory Panel on Oxygenate Use in Gasoline (the "Panel"). The purpose of the Panel was to review public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically by the discovery of MTBE in water supplies. The Panel made its recommendations to the EPA on July 27, 1999. The recommendations call for the improved protection of drinking water from MTBE contamination, a substantial reduction in the use of MTBE, and action by Congress to remove the oxygenate requirements for reformulated gasoline under the Clean Air Act. State and federal environmental agencies could implement the majority of the recommendations, and some would require Congressional legislative action. While the Panel recommended that certain public and private funding options be explored for the clean up of contaminated sites, it made no specific recommendations concerning such funding options. However, private parties are seeking clean-up remedies primarily from East and West Coast gasoline marketers, including Sunoco. California has acted to ban MTBE use by December 31, 2002. In connection with the MTBE ban, California has requested a waiver from the EPA of its oxygenate requirements. Other states are also reviewing the use of MTBE in gasoline. MTBE is the primary oxygenate used by Sunoco and throughout the industry to meet the reformulated gasoline requirements under the Clean Air Act. While phase-outs or restrictions on the use of MTBE or any required clean up of MTBE could have a significant impact on Sunoco and its results of operations, the ultimate impact cannot be determined at this time.

  The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly-owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 1999, Sunoco had been named as a PRP at 52 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

  Under various environmental laws, including RCRA, Sunoco has initiated corrective remedial action at Sunoco's facilities, formerly-owned facilities and third-party sites and could be required to undertake similar actions at various other sites. The cost of such remedial actions could be significant but is expected to be incurred over an extended period of time.

  Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 14 to the Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders.

  On October 4, 1996, Sunoco filed a complaint in Los Angeles County Superior Court, Jalisco Corporation, Inc., et al. v. Argonaut Insurance Company, et al. (Case No. BC 158441), naming more than 45 insurance companies as defendants and seeking recovery under numerous insurance policies for certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from the ownership and operation of its businesses. In 1999 and 1998, the Company entered into several settlements which resolved most of these claims. As a result, the Company received net cash proceeds totalling $4 million in 1998, $96 million in 1999 and $28 million in early 2000. Pretax gains of $73 million ($47 million after tax) and $58 million ($38 million after tax) were recognized in 1999 and 1998, respectively, in connection with these settlements.

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

Year 2000 Information Processing

  During the 1997-99 period, Sunoco assessed, remediated or replaced, tested and implemented computer systems and applications in order that they would be able to operate and properly process information dated after December 31, 1999. As a result of these efforts, the Company has not experienced any Year 2000 failures of its key computer systems and applications. Likewise, the Company's key customers and suppliers have been able to continue to meet their obligations to the Company. Although unlikely, the possibility still exists that interruptions to Company and/or key customer and supplier operations or business activities could occur as a result of lingering Year 2000 Issues. Such interruptions, if they were to occur, could have a material adverse impact on Sunoco's consolidated results of operations or financial condition.

ITEM 3. LEGAL PROCEEDINGS

  In 1999, Sunoco, Inc. (R&M) and Atlantic Refining and Marketing Corp., an affiliate of Sunoco, paid civil fines aggregating $106,000 under a 1996 Consent Decree executed with the United States Environmental Protection Agency Region III (acting through the United States Department of Justice), and lodged in the United States District Court for the Eastern District of Pennsylvania. These payments stem from several alleged NPDES permit violations at Sunoco's Philadelphia refinery.

  Many other legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at December 31, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

Executive Officers of Sunoco, Inc.

  Name, Age and
     Present
  Position with
   Sunoco, Inc.                    Business Experience During Past Five Years
  -------------                    ------------------------------------------
Robert H. Campbell, 62    Mr. Campbell will retire as Chairman and Chief Executive
 Chairman of the Board    Officer effective after the 2000 Annual Meeting of
 and Chief Executive      Shareholders on May 4, 2000. He was elected Chairman of the
 Officer                  Board in May 1992 and Chief Executive Officer in September
                          1991. He also held the additional positions of President and
                          Chief Operating Officer from February 1991 until December
                          1996. He has been a Director since November 1988.

Michael H.R. Dingus, 51   Mr. Dingus was elected as a Vice President of Sunoco, Inc.
 Vice President, Sunoco,  in May 1999. He was elected President, Sun Coke Company in
 Inc., and President,     June 1996. From September 1995 to June 1996, he was Vice
 Sun                      President of Sunoco responsible for special projects and
 Coke Company             from September 1993 to September 1995, he served as Sunoco's
                          Vice President, Materials Management & Administration. In
                          addition, from January 1994 to February 1995, he served as
                          Chief Executive Officer of Radnor Corporation, a Company
                          subsidiary.

John G. Drosdick, 56      Mr. Drosdick will assume the Chief Executive Officer
 President and Chief      position and is expected to be elected Chairman following
 Operating Officer        the 2000 Annual Meeting of Shareholders on May 4, 2000. He
                          was elected a Director and President and Chief Operating
                          Officer in December 1996. He was President and Chief
                          Operating Officer of Ultramar Corporation (prior to its
                          merger with Diamond Shamrock, Inc. to become Ultramar
                          Diamond Shamrock Corporation) from June 1992 to August 1996.

Bruce G. Fischer, 44      Mr. Fischer was elected to his present position in January
 Vice President and       1999. From June 1995 to January 1999, he was General
 General Manager, Sunoco  Manager, Sunoco MidAmerica Marketing & Refining and from
 MidAmerica Marketing     December 1991 to June 1995, served as Manager, Chemicals and
 and Refining             Lubes Operations & Central Transportation.

Jack L. Foltz, 64         Mr. Foltz was elected to his present position in October
 Vice President           1992.
 and General Counsel

Deborah M. Fretz, 51      Ms. Fretz was elected Senior Vice President, Logistics in
 Senior Vice President,   August 1994. She assumed the additional position of Senior
 Lubricants and           Vice President, Lubricants in January 1997. In addition, she
 Logistics                has been President of Sun Pipe Line Company, a Company
                          subsidiary, since October 1991.

Thomas W. Hofmann, 48     Mr. Hofmann was elected to his present position in July
 Vice President and       1998. From July 1995 to July 1998, he served as Comptroller
 Chief Financial Officer  and from September 1994 to July 1995, as Director,
                          Performance Analysis.


  Name, Age and
     Present
  Position with
   Sunoco, Inc.                   Business Experience During Past Five Years
  -------------                   ------------------------------------------
David E. Knoll, 56       Mr. Knoll was elected to his present position in August
 Senior Vice President,  1994.
 Northeast Refining and
 Chemicals

Joseph P. Krott, 36      Mr. Krott was elected to his present position in July 1998.
 Comptroller             From September 1997 to July 1998, he served as Director,
                         Compensation, Benefits & HR Systems; from July 1996 to
                         September 1997 as Manager, Compensation & HR Systems; and
                         from February 1996 to July 1996, Manager, Compensation
                         Special Projects. He was Manager, Consolidation Accounting
                         and Special Projects from September 1995 to February 1996
                         and Manager, Accounting Special Projects from January 1993 to September 1995.

Robert W. Owens, 46      Mr. Owens was elected to his present position in February
 Vice President and      1997. He was Vice President, Marketing and Services of
 General                 Ultramar Diamond Shamrock Corporation from 1996 to 1997 and
 Manager, Sunoco         of Ultramar Corporation from 1994 to 1996.
 Northeast Marketing

Malcolm I. Ruddock, 57   Mr. Ruddock was elected to his present position in 1989.
 Treasurer

David C. Shanks, 60      Mr. Shanks was elected to his present position in February
 Vice President, Human   1997. Previously, he was a Corporate Vice President of
 Resources, Public       Arthur D. Little, Inc.
 Affairs
 & Strategic Planning

Sheldon L. Thompson, 61  Mr. Thompson was elected to his present position in October
 Senior Vice President   1992.
 and Chief
 Administrative Officer

Charles K. Valutas, 49   Mr. Valutas was elected to his present position in August
 Vice President,         1994.
 Sunoco Chemicals

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 47 of the Company's 1999 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 9 of the Company's 1999 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated herein by reference to pages 10-25 in the Company's 1999 Annual Report to Shareholders.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following information in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 26-29; the Notes to Consolidated Financial Statements on pages 30-44; the Report of Independent Auditors on page 45; and the Quarterly Financial and Stock Market Information on page 47.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement ("Proxy Statement") which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 1999.

  Information concerning the Company's executive officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1999, except that the Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

  1.Consolidated Financial Statements:

      The information appearing in the Company's 1999 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

  2.Financial Statement Schedules:

      Schedule II--Valuation Accounts is included on page 28 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

  3.Exhibits:

        3.(i)  --Articles of Incorporation of Sunoco, Inc., as amended and restated effective as of November 6, 1998 (incorporated by reference to Exhibit 3.(i) of the Company's 1998 Form 10-K filed March 5, 1999, File No. 1-6841).
        3.(ii) --Sunoco, Inc. Bylaws, as amended and restated effective as of
                November 4, 1999.
        4.1    --Instruments defining the rights of security holders of long-
                term debt of the Company and its subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will provide the SEC a copy of any
                instruments defining the rights of holders of long-term debt of the Company and its subsidiaries upon request.
        4.2    --Second Amendment to Rights Agreement dated as of February 3,
                2000 between Sunoco, Inc. and EquiServe First Chicago Trust
                Division (incorporated by reference to Exhibit 4.4 of the
                Company's Form 8-A/A filed February 7, 2000, File No. 1-6841).
        4.3    --Amendment to Rights Agreement dated as of July 3, 1997 between
                Sunoco, Inc. and First Chicago Trust Company of New York
                (predecessor to EquiServe First Chicago Trust Division)
                (incorporated by reference to Exhibit 4 of the Company's
                Current Report on Form 8-K dated July 8, 1997, File No. 1-
                6841).
        4.4    --Rights Agreement between Sunoco, Inc. and First Chicago Trust
                Company of New York (predecessor to EquiServe First Chicago
                Trust Division) dated as of February 1, 1996 (incorporated by reference to Exhibit 99(b) of the Company's Current Report on
                Form 8-K dated February 2, 1996, File No. 1-6841).
       10.1*   --Sunoco, Inc. Long-Term Performance Enhancement Plan, as
                amended and restated effective as of June 30, 1999.
       10.2*   --Sunoco, Inc. Executive Long-Term Stock Investment Plan, as
                amended and restated effective as of June 30, 1999.

       10.3*  --Sunoco, Inc. Long-Term Incentive Plan, as amended and restated
               effective as of June 30, 1999.
       10.4*  --Sunoco, Inc. Directors' Deferred Compensation Plan, as amended and restated effective as of February 3, 2000.
       10.5*  --Sunoco, Inc. Deferred Compensation Plan, as amended and restated effective as of February 2, 2000.
       10.6* --Sunoco, Inc. Pension Restoration Plan, as amended and restated effective February 1, 1996 (incorporated by reference to Exhibit
               10.5 of the Company's 1995 Form 10-K filed March 7, 1996, File
               No. 1-6841) and as amended effective September 1, 1997
               (incorporated by reference to Exhibit 10.6 of the Company's 1997
               Form 10-K filed March 6, 1998, File No. 1-6841).
       10.7*  --Sunoco, Inc. Savings Restoration Plan, as amended and restated
               effective as of February 3, 2000.
       10.8* --Sunoco, Inc. Executive Incentive Plan, as amended and restated effective March 4, 1998 (incorporated by reference to Exhibit
               10.8 of the Company's 1997 Form 10-K filed March 6, 1998, File
               No. 1-6841) and as amended effective July 1, 1998 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed
               August 7, 1998, File No. 1-6841).
       10.9*  --Sunoco, Inc. Executive Retirement Plan, as amended and restated
               effective as of January 1, 2000.
       10.10* --Sunoco, Inc. Special Executive Severance Plan, as amended and restated effective as of July 1, 1999.
       10.11* --Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated effective as of September 4, 1997 (incorporated by reference to Exhibit 10.11 of the Company's 1997 Form 10-K filed
               March 6, 1998, File No. 1-6841).
       10.12* --Sunoco, Inc. Retainer Stock Plan for Outside Directors
               (incorporated by reference to Exhibit 10.9 of the Company's 1995
               Form 10-K filed March 7, 1996, File No. 1-6841).
       10.13* --Amended Schedule to the Form of Indemnification Agreement, individually entered into between Sunoco, Inc. and certain officers and directors of the Company. The Form of Indemnification Agreement is incorporated by reference to
               Exhibit 10.15 of the Company's 1995 Form 10-K filed March 7,
               1996, File No. 1-6841.
       10.14* --Sunoco, Inc. Directors' Deferred Compensation and Benefits
               Trust Agreement dated as of January 11, 1999 by and among Sunoco, Inc., Bankers Trust Company and Towers, Perrin, Forster
               & Crosby, Inc. (incorporated by reference to Exhibit 10.14 of the Company's 1998 Form 10-K filed March 5, 1999, File No. 1-
               6841).
       10.15* --First Amendment to Sunoco, Inc. Deferred Compensation and
               Benefits Trust Agreement dated as of September 3, 1999 by and among Sunoco, Inc., Bankers Trust Company and Towers, Perrin,
               Forster & Crosby, Inc.

       10.16* --Sunoco, Inc. Deferred Compensation and Benefits Trust Agreement
               dated as of January 11, 1999 by and among Sunoco, Inc., Bankers
               Trust Company and Towers, Perrin, Forster & Crosby, Inc.
               (incorporated by reference to Exhibit 10.15 of the Company's
               1998 Form 10-K filed March 5, 1999, File No. 1-6841).
       12     --Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio
               of Earnings to Fixed Charges for the Year Ended December 31,
               1999.
       13     --Sunoco, Inc. 1999 Annual Report to Shareholders Financial
               Section.
       21     --Subsidiaries of Sunoco, Inc.
       23     --Consent of Ernst & Young LLP.
       24.1   --Power of Attorney executed by certain officers and directors of
               Sunoco, Inc.
       24.2   --Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.
       27     --Article 5 of Regulation S-X, Financial Data Schedule.

--------
*These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.

(b) Reports on Form 8-K:

  The Company has not filed any reports on Form 8-K during the quarter ended December 31, 1999.

Note: Copies of each Exhibit to this Form 10-K are available upon request.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Sunoco, Inc.

By    s/Thomas W. Hofmann
      -----------------------
      Thomas W. Hofmann
      Vice President and Chief Financial Officer

Date  March 2, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 2, 2000:

         Signatures                          Titles

    Robert H. Campbell*            Chairman of the Board, Chief
    ---------------------          Executive Officer and Director
    Robert H. Campbell             (Principal Executive Officer)

    Raymond E. Cartledge*          Director
    ---------------------
    Raymond E. Cartledge

    John G. Drosdick*              President, Chief Operating Officer
    ---------------------          and Director
    John G. Drosdick

    Mary Johnston Evans*           Director
    ---------------------
    Mary Johnston Evans

    Thomas P. Gerrity*             Director
    ---------------------
    Thomas P. Gerrity

    Rosemarie B. Greco*            Director
    ---------------------
    Rosemarie B. Greco

    Thomas W. Hofmann*             Vice President and Chief Financial
    ---------------------          Officer (Principal Financial
    Thomas W. Hofmann              Officer)

    James G. Kaiser*               Director
    ---------------------
    James G. Kaiser

         Signatures                          Titles

    Robert D. Kennedy*             Director
    ------------------------
    Robert D. Kennedy

    Joseph P. Krott*               Comptroller (Principal Accounting
    ------------------------       Officer)
    Joseph P. Krott

    Norman S. Matthews*            Director
    ------------------------
    Norman S. Matthews

    R. Anderson Pew*               Director
    ------------------------
    R. Anderson Pew

    William F. Pounds*             Director
    ------------------------
    William F. Pounds

    G. Jackson Ratcliffe*          Director
    ------------------------
    G. Jackson Ratcliffe

    Alexander B. Trowbridge*       Director
    ------------------------
    Alexander B. Trowbridge

*By /s/Thomas W. Hofmann           Individually and as Attorney-in-Fact
    ------------------------
    Thomas W. Hofmann

                         SUNOCO, INC. AND SUBSIDIARIES
                        SCHEDULE II--VALUATION ACCOUNTS
              For the Years Ended December 31, 1999, 1998 and 1997
                             (Millions of Dollars)

                                           Additions
                                      -------------------
                           Balance at Charged to Charged              Balance
                           Beginning  Costs and  to Other             at End
                           of Period   Expenses  Accounts Deductions of Period
                           ---------- ---------- -------- ---------- ---------
For the year ended
 December 31, 1999:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $ 9        $ 4       $--       $ 4        $ 9
                              ===        ===       ===       ===        ===
For the year ended
 December 31, 1998:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....     $6         $7       $--        $4         $9
                              ===        ===       ===       ===        ===
For the year ended
 December 31, 1997:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....     $8         $6       $--        $8         $6
                              ===        ===       ===       ===        ===