Form 10-Q
period 2000-03-31
SUNOCO INC
filed 2000-05-10
CIK 95304

1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

At March 31, 2000, there were 88,491,880 shares of Common Stock, $1 par value outstanding.

                                 SUNOCO, INC.
                                 ------------

                                     INDEX

PART I. FINANCIAL INFORMATION
                                                                   Page No.
Item 1. Financial Statements                                       --------

        Condensed Consolidated Statements of Income
        for the Three Months Ended March 31, 2000
        and 1999                                                        3

        Condensed Consolidated Balance Sheets at
        March 31, 2000 and December 31, 1999                            4

        Condensed Consolidated Statements of Cash
        Flows for the Three Months Ended March 31,
        2000 and 1999                                                   5

        Notes to Condensed Consolidated Financial
        Statements                                                      6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                     13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             19

Item 6.  Exhibits and Reports on Form 8-K                              19

SIGNATURE                                                              20

3
                                    PART I
                             FINANCIAL INFORMATION

Item 1.    Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------

                                                                                    For the Three Months Ended
                                                                                              March 31
                                                                                       --------------------
                                                                                      2000              1999
                                                                                     -----            ------
                                                                                          (UNAUDITED)
REVENUES
Sales and other operating revenue (including
   consumer excise taxes)                                                           $3,150            $1,882
Interest income                                                                          2                 1
Other income (Note 2)                                                                   35                50
                                                                                    ------            ------
                                                                                     3,187             1,933
                                                                                    ------            ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                                         2,462             1,306
Consumer excise taxes                                                                  371               356
Selling, general and administrative expenses                                           138               133
Depreciation, depletion and amortization                                                73                66
Payroll, property and other taxes                                                       22                23
Interest cost and debt expense                                                          20                21
Interest capitalized                                                                    (1)               --
                                                                                    ------            ------
                                                                                     3,085             1,905
                                                                                    ------            ------
Income from continuing operations before                                               102                28
  income tax expense
Income tax expense                                                                      35                 9
                                                                                    ------            ------
Income from continuing operations                                                       67                19
Income from discontinued operations (Note 3)                                            11                --
                                                                                    ------            ------
NET INCOME                                                                          $   78            $   19
                                                                                    ======            ======
Earnings per share of common stock (Note 4):

Basic:
Income from continuing operations                                                   $  .75            $  .21
Net income                                                                          $  .87            $  .21

Diluted:
Income from continuing operations                                                   $  .75            $  .21
Net income                                                                          $  .87            $  .21

Weighted average number of shares outstanding:
Basic                                                                                 89.2              90.4
Diluted                                                                               89.5              91.2

Cash dividends paid per share of common stock                                       $  .25            $  .25

                           (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                                              At                 At
                                                                            March 31         December 31
                                                                             2000                1999
(Millions of Dollars)                                                              (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                                     $   43              $   87
Accounts and notes receivable, net                                               886                 833
Inventories:
Crude oil                                                                        235                 158
Refined products                                                                 170                 163
Materials, supplies and other                                                     84                  82
Deferred income taxes                                                            126                 133
                                                                              ------              ------
Total Current Assets                                                           1,544               1,456

Investments and long-term receivables                                            117                 118
Properties, plants and equipment                                               6,560               6,444
Less accumulated depreciation, depletion                                       3,103               3,029
   and amortization                                                           ------              ------
Properties, plants and equipment, net                                          3,457               3,415
Deferred charges and other assets                                                207                 207
                                                                              ------              ------
Total Assets                                                                  $5,325              $5,196
                                                                              ======              ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                              $1,081              $1,038
Accrued liabilities                                                              395                 437
Short-term borrowings                                                            216                 150
Current portion of long-term debt                                                  1                   1
Taxes payable                                                                    134                 140
                                                                              ------              ------
Total Current Liabilities                                                      1,827               1,766

Long-term debt                                                                   931                 878
Retirement benefit liabilities                                                   415                 415
Deferred income taxes                                                            245                 237
Other deferred credits and liabilities (Note 5)                                  379                 394
Commitments and contingent liabilities (Note 6)
Shareholders' equity (Note 7)                                                  1,528               1,506
                                                                              ------              ------
Total Liabilities and Shareholders' Equity                                    $5,325              $5,196
                                                                              ======              ======

                           (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)
--------------------------------------------------------------------------

                                                                                 For the Three Months Ended
                                                                                          March 31
                                                                                    --------------------
                                                                                      2000               1999
                                                                                     -----             ------
                                                                                           (UNAUDITED)

INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $  78              $  19
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Income from discontinued operations                                                  (11)                --
   Gain on divestments                                                                   (2)               (13)
   Depreciation, depletion and amortization                                              73                 66
   Deferred income tax expense                                                           23                 13
   Changes in working capital pertaining to
    operating activities:
     Accounts and notes receivable                                                      (53)               (11)
     Inventories                                                                        (86)                53
     Accounts payable and accrued liabilities                                             1                (66)
     Taxes payable                                                                       (6)                (9)
 Other                                                                                    2                (13)
                                                                                       ----               ----
Net cash provided by operating activities                                                19                 39
                                                                                       ----               ----
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                   (80)               (56)
 Proceeds from divestments                                                               13                 20
 Other                                                                                   (1)                --
                                                                                       ----               ----
Net cash used in investing activities                                                   (68)               (36)
                                                                                       ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from short-term borrowings                                                 66                  3
 Repayments of long-term debt                                                            --                (17)
 Cash dividend payments                                                                 (22)               (23)
 Purchases of common stock for treasury                                                 (37)                --
 Other                                                                                   (2)                --
                                                                                       ----              -----
Net cash provided by (used in) financing activities                                       5                (37)
                                                                                       ----              -----
Net decrease in cash and cash equivalents                                               (44)               (34)
Cash and cash equivalents at beginning of period                                         87                 38
                                                                                       ----              -----
Cash and cash equivalents at end of period                                           $   43              $   4
                                                                                       ====              =====

                            (See Accompanying Notes)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and generally accepted accounting principles in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the income from discontinued operations (Note 3). Results for the three months ended March 31, 2000 are not necessarily indicative of results for the full year 2000.

2.   Other Income.

     In the first quarter of 1999, Sunoco recognized an $11 million pretax gain ($7 million after tax) in connection with the settlement of certain insurance claims. The claims related to certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from ownership and operation of its businesses.

     In February 1999, Sunoco divested its Shamrock steam coal mining operation located in Kentucky for $13 million in cash. The divestment resulted in the recognition of an $11 million pretax gain ($7 million after tax) in the 1999 first quarter. With this divestment, the Company ceased steam coal mining activities.

3.   Income from Discontinued Operations.

     During the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment (including a $7 million tax benefit) to the gain recognized in 1996 in connection with the divestment of the Company's International Production business. The adjustment resulted from the favorable resolution of certain United Kingdom income tax issues. At the time of the sale, this business was treated as a discontinued operation in Sunoco's consolidated financial statements; therefore, this adjustment has been classified similarly in the 2000 first quarter condensed consolidated statement of income.

4.  Earnings Per Share.

    The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three-month periods ended March 31, 2000 and 1999 (in millions, except per share amounts):

                                                                                           Three Months Ended
                                                                                                March 31
                                                                                             --------------
                                                                                           2000            1999
                                                                                           ----            ----
Income from continuing operations                                                         $  67           $  19
Income from discontinued operations                                                          11              --
                                                                                            ---             ---
Net income                                                                                $  78           $  19
                                                                                            ===             ===
Weighted average number of common
   shares outstanding (basic EPS
   denominator)                                                                            89.2            90.4
Add effect of dilutive stock
  incentive awards                                                                           .3              .8
                                                                                           ----            ----
Weighted average number of shares
   (diluted EPS denominator)                                                               89.5            91.2
                                                                                           ====            ====
Basic EPS:
Income from continuing
  operations                                                                              $ .75           $ .21
Income from discontinued
  operations                                                                                .12              --
                                                                                           ----            ----
Net Income                                                                                $ .87           $ .21
                                                                                           ====            ====
Diluted EPS:
Income from continuing
  operations                                                                              $ .75           $ .21
Income from discontinued
  operations                                                                                .12              --
                                                                                           ----            ----
Net Income                                                                                $ .87           $ .21
                                                                                           ====            ====

5.   Transferred Interests in Cokemaking Operations.

     In 1998, Sunoco transferred an interest in its Indiana Harbor cokemaking operation in East Chicago, IN, to a third party for $200 million in cash. In 1995, Sunoco transferred an interest in its Jewell cokemaking operation in Vansant, VA, to another third party for $95 million in cash. The investors in each operation are entitled to 95 percent of the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, which are expected to end in 2002 and 2000, respectively, the third parties will be entitled to variable minority interests in the cash flows and tax benefits from the respective operations ranging from 5 to 25 percent. Sunoco did not recognize any gain or loss on these transactions. The outstanding balance attributable to the transferred interests in these operations totalled $160 and $175 million at March 31, 2000 and December 31, 1999, respectively, and is reflected in other deferred credits and liabilities in the condensed consolidated balance sheets.

     The Company is currently in negotiations to transfer an additional interest in its Jewell cokemaking operation during the second half of 2000. Such a transfer would extend the preferential return period beyond 2000 and would likely result in different variable minority interests in the cash flows and tax benefits from this operation.

6.   Commitments and Contingent Liabilities.

     A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. At March 31, 2000, the Company had a $55 million investment in this operation.

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

     During the first quarter of 2000 and the full years 1999, 1998 and 1997, actual MTBE purchase costs in excess of spot market prices totalling $11, $39, $47 and $65 million, respectively, were charged against the accrual. The accrual has a remaining balance of $8 million as of March 31, 2000. After May 2000, Sunoco will pay BEF spot-market-related prices for the last four years of the agreement.

     In November 1998, the EPA convened an advisory Panel on Oxygenate Use in Gasoline (the "Panel"). The purpose of the Panel was to review public health and environmental issues that have been raised by the use of MTBE in gasoline, and specifically by the discovery of MTBE in water supplies. The Panel made its recommendations to the EPA on July 27, 1999. The recommendations call for the improved protection of drinking water from MTBE contamination, a substantial reduction in the use of MTBE, and action by Congress to remove the oxygenate requirements for reformulated gasoline under the Clean Air Act. State and federal environmental agencies could implement the majority of the recommendations; however, some would require Congressional legislative action. While the Panel recommended that certain public and private funding options be explored for the clean up of contaminated sites, it made no specific recommendations concerning such funding options. However, private parties are seeking clean-up remedies primarily from gasoline marketers, including Sunoco.

     California has acted to ban MTBE use by December 31, 2002. In connection with the MTBE ban, California has requested a waiver from the EPA of its oxygenate requirements; however, the EPA has not yet acted on this request. Other states are also reviewing the use of MTBE in gasoline. The EPA has proposed a legislative framework for Congress that would significantly reduce or eliminate the use of MTBE, remove the oxygenate requirement and replace it with a renewable fuels (e.g. ethanol) average annual content for all gasoline. The EPA has not yet developed the specifics of this averaging process. The EPA has also initiated a rulemaking process to consider a limit or ban on the use of MTBE under the Toxic Substances Control Act. Several other Congressional approaches to MTBE and renewable fuels are under consideration. MTBE is the primary oxygenate used by Sunoco and throughout the industry to meet the reformulated gasoline requirements under the Clean Air Act. While phase-outs or restrictions on the use of MTBE or any required clean up of MTBE could have a significant impact on Sunoco and its results of operations, the ultimate impact cannot be determined at this time.

     Sunoco is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly-owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 2000, Sunoco had been named as a PRP at 53 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

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

     Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                                 At                 At
                                                              March 31          December 31
                                                                2000               1999
                                                            ------------        -----------
Accrued liabilities                                             $  39              $  46
Other deferred credits and
  liabilities                                                     118                114
                                                                 ----               ----
                                                                $ 157              $ 160
                                                                 ====               ====


     Pretax charges against income for environmental remediation amounted to $3 million for both the three months ended March 31, 2000 and 1999. Claims for recovery of environmental liabilities that are probable of realization totalled $4 million at March 31, 2000 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

     Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sunoco's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management of Sunoco believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sunoco at March 31, 2000. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

7.   Shareholders' Equity.

                                                                         At                 At
                                                                      March 31         December 31
                                                                        2000               1999
                                                                    ------------       -----------
                                                                        (Millions of Dollars)

Common stock, par value $1 per share                                  $  132              $  132
Capital in excess of par value                                         1,400               1,397
Earnings employed in the business                                      1,671               1,615
                                                                      ------              ------
                                                                       3,203               3,144
Less common stock held in treasury,
  at cost                                                              1,675               1,638
                                                                      ------              ------
Total                                                                 $1,528              $1,506
                                                                      ======              ======

8.   Business Segment Information.

     The following table sets forth information concerning Sunoco's business segments for the three-month periods ended March 31, 2000 and 1999 (in millions of dollars):

                                               Sales and Other
                                               Operating Revenue
                                         ----------------------------
                                                                                Profit Contri-
Three Months Ended                       Unaffiliated          Inter-           bution (Loss)
March 31, 2000                             Customers          segment            (after tax)
--------------------                     ------------         -------           -------------

Northeast Refining                           $1,088              $602                $ 50
Northeast Marketing                             985                --                   9
Chemicals                                       171                --                  13
Lubricants                                      355                 1                 (12)
MidAmerica Marketing &
  Refining                                      486                --                   5
Logistics                                        10                30                   9
Coke                                             55                --                  13
                                             ------                                  ----
Consolidated                                 $3,150                                    87
                                             ======
Corporate expenses                                                                     (6)
Net financing expenses
  and other                                                                           (14)
Income from discontinued
  operations                                                                           11
                                                                                     ----
Net income                                                                           $ 78
                                                                                     ====

Three Months Ended
March 31, 1999
--------------------
Northeast Refining                           $  558              $277                $(16)
Northeast Marketing                             636                --                  13
Chemicals                                       117                --                  10
Lubricants                                      214                 7                   5
MidAmerica Marketing &
  Refining                                      292                --                 (12)
Logistics                                        14                28                  13
Coke                                             51                --                  20
                                             ------                                  ----
Consolidated                                 $1,882                                    33
                                             ======
Gain on settlement of
  insurance litigation                                                                  7
Corporate expenses                                                                     (6)
Net financing expenses
  and other                                                                           (15)
                                                                                     ----
Net income                                                                           $ 19
                                                                                     ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)

                                                                      Three Months Ended
                                                                           March 31
                                                                      ------------------
                                                                     2000             1999             Variance
                                                                     ----             ----             --------
                                                                           (Millions of Dollars)

Sun Northeast Refining                                              $  50            $ (16)                $ 66
Sunoco Northeast Marketing                                              9               13                   (4)
Sunoco Chemicals                                                       13               10                    3
Sun Lubricants                                                        (12)               5                  (17)
Sunoco MidAmerica Marketing & Refining                                  5              (12)                  17
Sunoco Logistics                                                        9               13                   (4)
Sun Coke                                                               13               20                   (7)
Corporate expenses                                                     (6)              (6)                  --
Net financing expenses and other                                      (14)             (15)                   1
                                                                     ----             ----                 ----
                                                                       67               12                   55
Special items:

  Income from discontinued operations*                                 11               --                   11

  Gain on settlement of insurance                                      --                7                   (7)
   litigation                                                        ----             ----                 ----

Consolidated net income                                             $  78            $  19                 $ 59
                                                                     ====             ====                 ====

----------
*Represents a favorable adjustment to the gain on divestment of Sunoco's International Production business which was sold in 1996.

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended March 31, 2000, Sunoco earned $78 million, or $.87 per share of common stock on a diluted basis, compared to net income of $19 million, or $.21 per share, for the first quarter of 1999. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $67 million in the first quarter of 2000 compared to $12 million in the first quarter of 1999.

Sun Northeast Refining -- The Sun Northeast Refining business had record quarterly earnings of $50 million in the first quarter of 2000 versus a loss of $16 million in the first quarter of 1999. The increase in earnings was due to significantly higher realized margins, which increased $2.38 per barrel versus last year's first quarter. Higher fuel costs and a $4 million pretax charge associated with a crude oil pipeline spill partially offset the margin improvement.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $9 million in the current quarter versus $13 million in the first quarter of 1999. The decline was due mostly to lower gasoline margins, which were down one-half cent per gallon versus the first quarter of 1999, and a $5 million pretax planned increase in expenses. Partially offsetting these negative factors were higher retail gasoline sales volumes and 10 percent higher average convenience store sales.

Sunoco Chemicals -- Sunoco Chemicals earned $13 million in the first quarter of 2000 versus $10 million in the first quarter of 1999. The increase in earnings was largely due to higher margins for propylene, which continued to strengthen during the quarter. Partially offsetting this improvement were lower average margins for phenol.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $12 million in the first quarter of 2000 versus income of $5 million in the first quarter of 1999. The decrease in results was largely due to lower lubricant product margins, particularly for specialty oils, caused by significantly higher crude oil costs during the current quarter. Compared to last year's first quarter, average crude costs increased almost $17 per barrel and resulted in lower base oil margins (down $1.30 per barrel) and specialty oil margins (down $14.70 per barrel). Partially offsetting these negative factors were improved margins on gasoline and distillates.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $5 million during the current quarter, versus a loss of $12 million in the 1999 first quarter. The improvement in results was primarily due to significantly higher realized wholesale fuels margins, which increased $2.57 per barrel versus the first quarter of 1999. A 6 percent increase in retail gasoline sales volumes also contributed to the improvement. Results during the first quarter of 2000 were constrained by a major planned maintenance turnaround at the Toledo refinery, which limited crude runs to 80 percent of capacity during the quarter. The turnaround, which began on March 2, was successfully completed on schedule in mid-April.

Sunoco Logistics -- Net income was $9 million in the first quarter of 2000 versus $13 million in the year-ago period. The decrease in earnings was primarily due to lower crude oil and refined product pipeline revenues. Also contributing to the decline was a decrease in income from Sunoco's Nederland, TX, crude oil terminal due to the relatively high foreign crude oil prices and a backwardated futures market which resulted in lower terminal throughput during the quarter.

Sun Coke -- Sun Coke earned $13 million in the first quarter of 2000 versus $20 million in the first quarter of 1999. The decline in earnings was due to the absence of a $7 million after-tax gain associated with the sale of the Company's Shamrock steam coal mining operation, which was recognized in the first quarter of 1999.

Income from Discontinued Operations -- During the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment to the gain on divestment of Sunoco's International Production business which was sold in 1996 (see Note 3 to the condensed consolidated financial statements).

Gain on Settlement of Insurance Litigation -- In the first quarter of 1999, Sunoco recognized a $7 million after-tax gain associated with the settlement of insurance claims related to certain environmental matters (see Note 2 to the condensed consolidated financial statements).

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $3.19 billion in the first quarter of 2000 compared to $1.93 billion in the first quarter of 1999. The 65 percent increase was due to significantly higher refined product sales prices.

Costs and Expenses -- Total pretax costs and expenses were $3.09 billion in the first quarter of 2000 compared to $1.91 billion in the first quarter of 1999. The 62 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs largely as a result of the increase in crude oil prices.


                              FINANCIAL CONDITION

Cash and Working Capital
------------------------

At March 31, 2000, Sunoco had cash and cash equivalents of $43 million compared to $87 million at December 31, 1999, and had a working capital deficit of $283 million compared to $310 million at December 31, 1999. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at March 31, 2000 by $904 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sunoco's cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first quarter of 2000, Sunoco's net cash provided by operating activities ("cash generation") was $19 million compared to $39 million in the first quarter of 1999. This $20 million decrease in cash generation was primarily due to an increase in working capital uses pertaining to operating activities, partially offset by an increase in income before special items and higher deferred income tax expense.

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

The following table sets forth amounts outstanding related to Sunoco's borrowings (in millions of dollars):

                                                                    At                     At
                                                                 March 31              December 31
                                                                   2000                   1999
                                                               -------------           -----------
Short-term borrowings -- commercial paper                          $  216                 $  150
Current portion of long-term debt                                       1                      1
Long-term debt                                                        931                    878
                                                                   ------                 ------
Total borrowings                                                   $1,148                 $1,029
                                                                   ======                 ======

Sunoco's ratio of debt (net of available cash) to total capital was 42.0 percent at March 31, 2000 compared to 38.5 percent at December 31, 1999. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

                            INCOME TAX AUDIT MATTERS

In connection with audits of the Company's federal income tax returns, Sunoco and the Internal Revenue Service have reached tentative agreements which resolve certain issues that were in dispute. These tentative agreements will be submitted to the Congressional Joint Committee on Taxation for its review and approval. If approved by the Joint Committee, they would have a significant positive impact on the Company's net income and cash flow. However, the ultimate outcome and timing of the final resolution cannot be determined at this time.

                               SHARE REPURCHASES

During the first quarter of 2000, the Company repurchased 1,449,000 shares of common stock for $37 million. At March 31, 2000, the Company had a remaining authorization from its Board of Directors to purchase up to $99 million of Company stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions.

                            DERIVATIVE INSTRUMENTS

Sunoco uses futures and forward contracts to achieve ratable pricing of its crude oil purchases and to convert certain refined product sales from fixed to floating price. In addition, price collars, swaps and option contracts are used to lock in a portion of the Company's electricity and natural gas costs. Sunoco also uses swaps, price collars and other contracts from time to time to hedge against significant increases in crude oil prices and to lock in what Sunoco considers to be acceptable margins for various refined products. At March 31, 2000, Sunoco had locked in margins for 21 million barrels (approximately 12 percent) of its expected wholesale fuel sales for the remainder of 2000. Sunoco had a net deferred gain of $10 million pretax on all of its derivative contracts at March 31, 2000.


                          FORWARD-LOOKING STATEMENTS

Those statements in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements generally will be accompanied by words such as "anticipate," "believe," "estimate," "expect," "forecast," "intend," "possible," "potential," "predict," "project," or other similar words that convey the uncertainty of future events or outcomes. Although Sunoco believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

 .  Changes in industry-wide refining margins;

 .  Variation in commodity prices and crude oil supply;

 . Volatility in the marketplace which may affect market supply and demand for Sunoco's products;

 .  Increased competition;

 . Changes in the reliability and efficiency of the Company's operating facilities;

 . Changes in the level of operating expenses and hazards common to operating facilities (including equipment malfunction, explosions, fires, oil spills, and the effects of severe weather conditions);

 .  Changes in the expected level of environmental remediation spending;

 .  Delays related to work on facilities and the issuance of applicable permits;

 .  Changes in product specifications;

 .  Availability and pricing of oxygenates such as MTBE;

 .  Phase-outs or restrictions on the use of MTBE;

 . Political and economic conditions in international markets in which the Company operates;

 . Changes in the availability of debt and equity financing resulting in increased costs or reduced liquidity;

 .  Risks related to labor relations;

 .  Nonperformance by major customers;

 .  General economic, financial and business conditions which could affect
   Sunoco's financial condition and results of operations;

 . Changes in applicable statutes and government regulations or their interpretations;

 . Claims of the Company's noncompliance with statutory and regulatory requirements; and

 .  Changes in the status of litigation to which the Company is a party.

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

                                    PART II
                               OTHER INFORMATION

Item 1.     Legal Proceedings

     Many legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at March 31, 2000.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits:

     12   -  Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
             Earnings to Fixed Charges for the Three-Month Period Ended March
             31, 2000.

     27   -  Article 5 of Regulation S-X, Financial Data Schedule.


Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended March 31, 2000.

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



     SUNOCO, INC.



BY   s/ JOSEPH P. KROTT
     -----------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE May 10, 2000

                                 EXHIBIT INDEX

Exhibit
Number            Exhibit
-------     -----------------------------------------
 12         Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
            Earnings to Fixed Charges for the Three-Month Period Ended March 31,
            2000.

 27         Article 5 of Regulation S-X, Financial Data Schedule.