Form 10-K/A
period 1999-12-31
SUNOCO INC
filed 2000-06-27
CIK 95304

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-K/A

                      AMENDMENT TO APPLICATION OR REPORT
               Filed Pursuant to Section 12, 13 or 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934



                                 SUNOCO, INC.
               ------------------------------------------------
              (Exact name of registrant as specified in charter)

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth in the pages attached hereto:

     Part II. Item 8.   Financial Statements and Supplementary Data
     Part IV. Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



     SUNOCO, INC.

BY   /s/ Joseph P. Krott
     ------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE June 27, 2000

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pursuant to General Instruction F to Form 10-K and Rule 15(d)-21 under the Securities Exchange Act of 1934, the financial statements required by Form 11-K with respect to the Sunoco, Inc. Capital Accumulation Plan are furnished as part of the Sunoco, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1999. As permitted by the rules with respect to Form 11-K, plan financial statements for the Sunoco, Inc. Capital Accumulation Plan are furnished in accordance with the financial reporting requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).

                        REPORT OF INDEPENDENT AUDITORS

Plan Administrator
Sunoco, Inc. Capital Accumulation Plan

We have audited the accompanying statements of assets available for benefits of the Sunoco, Inc. Capital Accumulation Plan (Plan) as of December 31, 1999 and 1998, and the related statements of changes in assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the assets available for benefits of the Plan at December 31, 1999 and 1998 and the changes in its assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of Assets Held for Investment Purposes at End of Year as of December 31, 1999 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ ERNST & YOUNG LLP
---------------------
Ernst & Young LLP

Philadelphia, Pennsylvania
June 14, 2000

                    SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                  STATEMENTS OF ASSETS AVAILABLE FOR BENEFITS
                         AT DECEMBER 31, 1999 AND 1998


                                                    1999              1998
                                                    ----              ----

Investment in Sunoco, Inc. Defined
  Contribution Master Trust (Notes 1
  and 2)                                         $800,903,321     $760,480,540
Loans receivable from participants,
  including accrued interest (Note 1)              16,053,428       16,053,436
                                                 ------------     ------------

Assets available for benefits (Note 5)           $816,956,749     $776,533,976
                                                 ============     ============

                See accompanying notes to financial statements.

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
             STATEMENTS OF CHANGES IN ASSETS AVAILABLE FOR BENEFITS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                    1999             1998
                                                    ----              ---
Additions (deductions):

  Employees' contributions                      $ 24,890,064     $ 22,721,833

  Employers' contributions                        13,908,253       12,853,246

  Transfers and rollovers from tax-
    qualified plans (Note 1)                       5,678,415        8,064,012

  Interest income                                  1,306,790        1,282,479
  Increase in value of participation in
    Sunoco, Inc. Defined Contribution
    Master Trust (Notes 1 and 3)                  56,309,235       82,540,953

  Benefits paid to participants (Note 5)         (60,826,386)     (66,365,900)

  Administrative expenses (Note 2)                  (843,598)      (1,658,191)
                                                ------------     ------------

Net additions                                     40,422,773       59,438,432

Assets available for benefits,
  beginning of year                              776,533,976      717,095,544
                                                ------------     ------------

Assets available for benefits,
  end of year                                   $816,956,749     $776,533,976
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

     Pre-tax contributions by each participant may not exceed an annual limit which is subject to annual upward adjustment for increases in the cost of living as determined under Internal Revenue Service (IRS) regulations. This limit was $10,000 for both 1999 and 1998.

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

     The Plan contains a special provision designed to permit the Plan to borrow money to purchase a significant number of shares of Sunoco Common Stock. Such borrowing could only occur upon the action of the Board of Directors of Sunoco, Inc. If this should occur, the securities purchased with the proceeds of such a loan will not be allocated immediately to the accounts of Plan participants but will be held by the Plan in an unallocated suspense account. Securities will be released from the suspense account as the loan is repaid and will be allocated to participants' accounts according to the ratio which the participant's compensation bears to the compensation of all participants in the Plan. No participant contributions will be required or permitted in paying off the loan. Further, subject to applicable limitations imposed by Section 415 of the Code and limitations on allocations as set forth in the Plan, any securities which are allocated to participants' accounts as a result of the repayment of the loan may, in the discretion of the Plan Administrator, be used to satisfy Sunoco's obligation with respect to any Matching Employer Contributions. As of December 31, 1999, no borrowings had been approved.

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

     Investment Alternatives:
     -----------------------

     Bankers Trust Company is the Trustee for all investments. The participant has the option of investing in any one or more of six core investment funds (collectively, the Core Funds) (the Equity Index Fund; the U.S. Extended Market Equity Fund; the International Equity Fund; the Diversified Investments Fund; the Capital Preservation Fund; and the Sunoco Common Stock Fund) and the PCRA Fund. For all funds except the PCRA Fund, participants' accounts earn a blended rate, or weighted average, of all of the investments held in the respective funds. These seven funds and the ESOP Fund are currently invested in corresponding funds with the same investment objectives in the Sunoco, Inc. Defined Contribution Master Trust (Master Trust). The Master Trust also includes investments from other Sunoco tax-qualified defined contribution plans. Except for the PCRA Fund, each plan's relative interest in the

                    SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     individual Master Trust funds and the related income and administrative expense is determined on a basis proportionate to each plan's past contributions adjusted to reflect distributions, transfers and prior investment earnings to such funds.

     The PCRA investments are held in separate accounts for each participant. If a participant wants to transfer an amount to the PCRA Fund, at a minimum, the greater of $1,000 or 10 percent of his account balance must remain invested in the Core Funds. Actual income, losses and investment expenses associated with PCRA investments are recorded directly in the respective participants' accounts.

     The following table sets forth each fund's respective share of the total net assets of the corresponding Master Trust fund at December 31, 1999 and 1998:


                                                    1999            1998
                                                    ----            ----
      Equity Index Fund                            98.5680%        99.1326%
      U.S. Extended Market Equity Fund             98.8610%       100.0000%
      International Equity Fund                    99.3473%       100.0000%
      Diversified Investments Fund                 97.0640%        98.1754%
      Capital Preservation Fund                    92.9696%        92.5907%
      Sunoco Common Stock Fund                    100.0000%       100.0000%
      ESOP Fund                                   100.0000%       100.0000%
      PCRA Fund                                   100.0000%       100.0000%


     Set forth below is a brief description of these funds:

     Equity Index Fund - a fund to be invested by investment managers in a broadly diversified portfolio of common stocks, other types of equity investments and/or an index fund of large, established, well-known corporations. The fund may not be invested in any Sunoco, Inc. securities except that an index fund may contain Sunoco, Inc. securities. The Equity Index Fund of the Master Trust is currently invested in an index fund maintained by Deutsche Asset Management which is designed to approximate the performance of the Standard & Poor's 500 Composite Stock Index; however, alternate stock market indices and/or an actively managed portfolio could be substituted at any time.

     U.S. Extended Market Equity Fund - a fund to be invested by investment managers in a portfolio of common stocks, other types of equity investments and/or an index fund of small and medium-sized United States companies diversified across a broad range of industry sectors. The U.S. Extended Market Equity Fund of the Master Trust is currently invested in an index fund maintained by Deutsche Asset Management which is designed to approximate the performance of the Russell 2500 Index; however, alternate stock market indices and/or an actively managed portfolio could be substituted at any time.

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)


1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     International Equity Fund - a fund to be invested by investment managers in a diversified portfolio of common stocks, other types of equity investments and/or an index fund of companies based outside the United States. This fund is subject to foreign currency exchange rate risk and "single country" investment risk. The International Equity Fund of the Master Trust is currently invested in an actively managed portfolio which is managed by the Capital Guardian Trust Company.

     Diversified Investments Fund - a fund to be invested by investment managers in a combination of equity investments (diversified common stocks, other types of equity investments and/or an index fund of large, established, well-known corporations) and fixed income securities, including U.S Treasury bonds and money market instruments. The fund may not be invested in any Sunoco, Inc. securities except that an index fund may contain Sunoco, Inc. securities. The Diversified Investments Fund of the Master Trust is currently invested in a tactical asset allocation fund managed by Barclays Global Investors.

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

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     Personal Choice Retirement Account (PCRA) Fund - a fund to be invested by the participant in a wide range of investment choices including common stocks listed on major U.S. exchanges, over-the-counter stocks, bonds and eligible mutual funds. Investments are made as directed by the participant and are purchased through Charles Schwab & Co., Inc., a brokerage firm. Participants may not invest in common stock or debt securities of Sunoco through this account.

     Each of the above funds may invest in short-term investments for purposes of administering the funds, including satisfying the transfer and withdrawal requests of participants.

     The following table details the above funds' investments in the net assets of the corresponding Master Trust funds at December 31, 1999 and 1998:


                                               1999               1998
                                               ----               ----
     Equity Index Fund                      $264,098,373       $230,458,968

     U.S. Extended Market Equity Fund         25,378,529         17,670,740

     International Equity Fund                27,613,529         11,825,780

     Diversified Investments Fund            124,488,355        121,592,839

     Capital Preservation Fund               241,438,199        246,309,810

     Sunoco Common Stock Fund                 52,118,127         54,482,898

     ESOP Fund                                44,875,997         73,966,331

     PCRA Fund                                20,892,212          4,173,174
                                            ------------       ------------
     Investment in Sunoco, Inc.
      Defined Contribution Master Trust     $800,903,321       $760,480,540
                                            ============       ============

     At December 31, 1999 and 1998, the Capital Preservation Fund of the Master Trust is principally invested in both synthetic and standard investment contracts.

     The synthetic investment contracts are currently with Bank of America, National Westminster Bank plc, Monumental Life Insurance Co., Transamerica Life Companies, Rabobank Nederland and Westdeutsche Landesbank Giroentrale. They are composed of underlying assets and "wrappers", which are contracts that enable withdrawals to be made at contract value, rather than at the market value of the underlying assets. The contracts have underlying assets invested either directly or through collective trust funds in government agency-backed collateralized mortgage obligation issues, government and corporate bonds and other asset-backed securities. The contracts are presented below in two separate portfolios based upon the investment strategy for the underlying assets. The assets in the "Buy and Hold Portfolios" are expected to be held until maturity, while the "Managed Portfolios" are actively managed to reflect changing market conditions. Interest crediting rates for these contracts are reset at least quarterly, as specified in the respective contracts.

                    SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     The following table details for each synthetic investment contract respective interest crediting rates and percentage of the net assets of the Capital Preservation Fund of the Master Trust at December 31, 1999 and 1998:


                                                            % of Master Trust
                                                           Capital Preservation
     Financial Institutions             Average Interest     Fund Net Assets
     Providing Wrapper                   Crediting Rate          at 12/31
     ----------------------             ----------------   -------------------
                                         1999      1998      1999       1998
                                         ----      ----      ----       ----
     Buy and Hold Portfolios:
     -----------------------

     Monumental Life Insurance Co.        5.88%     5.90%        1          4

     National Westminster Bank plc        6.64%     6.64%        4          4

     Rabobank Nederland                   5.78%       --         4         --

     Transamerica Life Companies          6.61%     6.69%        3          8

     Managed Portfolios:
     ------------------
     Bank of America                      6.70%       --        16         --

     Bankers Trust Company                  --      6.48%       --         24

     Monumental Life Insurance Co.        6.74%     6.56%       22         20

     Transamerica Life Companies            --      6.86%       --          9

     Westdeutsche Landesbank
      Giroentrale                         6.73%       --        17         --
                                                               ---        ---
                                                                67%*       69%*
                                                               ===        ===

     ----------
     *The other 33% and 31% of net assets of the Capital Preservation Fund of the Master Trust at December 31, 1999 and 1998, respectively, are invested in standard investment contracts (24% and 21%) and in cash and collective trust funds (9% and 10%) maintained by Barclay's Global Investors. The collective trust funds are comprised primarily of U.S. government-backed and agency obligations and short-term investments.

     Over time, the contracts will earn the rate of return of the underlying assets.

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     Identified below are the insurance companies and other financial institutions that have entered into standard investment contracts as of December 31, 1999 and 1998 with the Master Trust to pay interest on funds invested in them:



                                                                               % of Master
                                                                              Trust Capital
                                                            Effective         Preservation
                                                              Annual         Fund Net Assets
Financial Institution                                        Interest           at 12/31              Last
---------------------                                       Rate (Net        ---------------        Maturity
                                                           of Expenses)      1999        1998         Date
                                                           -----------       ----        ----     ------------
Metropolitan Life Insurance Company                              7.41%          -           3        9/15/99
Monumental Life Insurance Company                                5.58%          2           2       12/16/02
New York Life Insurance Co.                                      7.97%          2           3       10/16/00
Ohio National Life Insurance Company                             5.96%          2           2       11/15/02
Pacific Life Insurance Company                                   4.98%          2           2       11/15/01
Protective Life Insurance Company                                6.74%          2           2        6/15/01
CDC Financial Products, Inc.                                     6.58%          3           -       11/15/03
Prudential Asset Management Co.                                  5.53%          -           2        1/13/99
Safeco Life Insurance Companies                                  7.05%          1           1        6/15/00
Safeco Life Insurance Companies                                  6.55%          2           2       12/15/01
Safeco Life Insurance Companies                                  6.00%          2           -        7/15/03
Security Life of Denver Insurance
  Company                                                        6.56%          2           2        9/16/02
SunAmerica Life Insurance Co.                                    6.68%          2           -       11/17/03
United of Omaha                                                  7.09%          2           -       11/15/04
                                                                              ---         ---
                                                                               24%         21%
                                                                              ===         ===

     The Plan's relative interest in the standard investment contracts with insurance companies or other financial institutions described above represents the maximum potential credit losses from concentrations of credit risk in the Capital Preservation Fund in accordance with the provisions of Statement of Financial Accounting Standards No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk" (SFAS No. 105). SFAS No. 105 requires that such potential credit losses be determined assuming (1) complete nonperformance by the counterparties to the transactions and (2) any related collateral has no value. There is no collateral associated with substantially all of the standard investment contracts in the Capital Preservation Fund. Plan management believes that future credit losses of the Plan's investment in the Capital Preservation Fund of the Master Trust, if any, would not be material in relation to the Capital Preservation Fund's net assets available for benefits at December 31, 1999. There are no other significant concentrations of credit risk in other Plan assets.

     The average interest crediting rates at December 31, 1999 and 1998 for all synthetic and standard investment contracts in the aggregate were 6.58% and 6.53%, respectively. The average yields for the years ended December 31, 1999 and 1998 for such contracts in the aggregate were 6.40% and 6.74%, respectively.

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

     Investment Earnings Reinvestment/Distribution:
     ---------------------------------------------

     Earnings from dividends and interest in all funds (except the ESOP Fund and the PCRA Fund) are retained by the Trustee and reinvested in the same fund. A participant who has funds in the ESOP Fund may elect to receive a payment equal to the dividends due on all Sunoco Common Stock attributable to his or her account in the ESOP Fund (dividend equivalents) if they exceed $10. Dividends on Sunoco Common Stock in the ESOP Fund for which a participant has not elected to receive an equivalent distribution, or which are not eligible for payment, are credited to his or her account in the ESOP Fund and are reinvested in Sunoco Common Stock by the Trustee. Earnings from dividends and interest in the PCRA Fund are invested in short-term investments that are credited directly to the participant's account.

     Rollovers, Withdrawals and Transfers:
     ------------------------------------

     Certain employees of Sunoco may roll over the taxable portion of a distribution from a tax-qualified plan of a previous employer into the Plan, provided certain conditions imposed by the Plan Administrator are met. Such transfers are separately reflected in the statements of changes in assets available for benefits.

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

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     Withdrawals from the Equity Index Fund, U.S. Extended Market Equity Fund, International Equity Fund and Diversified Investments Fund are made in cash only while those from the Capital Preservation Fund may be made in cash or as an annuity. Withdrawals from the Sunoco Common Stock Fund and the ESOP Fund are made in the form of Sunoco Common Stock or cash at the participant's discretion. Effective April 1, 1998, withdrawals of Sunoco Common Stock are valued at the closing market prices on the last business day of the week in which the notice of withdrawal has been processed by the Plan. Prior to April 1, 1998, withdrawals of Sunoco Common Stock were valued at the closing market prices of the month in which the notice of withdrawal had been processed. Withdrawals will be distributed from participants' accounts in the following order:

             Capital Preservation Fund
             Diversified Investments Fund
             Equity Index Fund
             U.S. Extended Market Equity Fund
             International Equity Fund
             Sunoco Common Stock Fund
             ESOP Fund

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

     A participant may transfer investments among all funds (except the Loan
     Fund), subject generally to the following rules. A participant may elect to change the investment allocation percentage for any fund (except the Loan Fund or PCRA Fund) or elect to transfer a specified dollar amount from the Equity Index Fund, U.S. Extended Market Equity Fund, International Equity Fund, Diversified Investments Fund, Capital Preservation Fund and PCRA Fund or share equivalents from the Sunoco Common Stock and ESOP Funds. Transfers or changes in fund allocation percentages may be made daily.

     Should total withdrawals or transfers from a fund during a month cause the Trustee to liquidate securities, resulting in a gain or loss to the fund, such gain or loss will be allocated, pro rata, among the participants who made such withdrawals or transfers during that month.

     Notwithstanding the foregoing, benefit payments shall be made in accordance with the Code and IRS regulations and shall be made to a participant and/or his or her designated beneficiary not later than April 1 of the calendar year following the calendar year in which the participant attains 70 1/2 years of age or, if employed at age 70 1/2, at retirement.

     Loans to Participants
     ---------------------

     The Plan Administrator has the authority, at his sole discretion, to direct the Trustee to lend a participant an amount not exceeding certain portions of the participant's account balance in the Plan. Participants are eligible to borrow

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)


1.   GENERAL DESCRIPTION (Continued)
     ------------------------------

     if they are on the active payroll of Sunoco and have a Plan account balance of at least $2,000. The minimum loan amount is $1,000, while the maximum loan amount is the lesser of (a) $50,000 adjusted downward by the highest outstanding loan balance in the past twelve months or (b) one-half the value of the participant's account balance. Participants are permitted to borrow only once in a twelve-month period and to have no more than two loans outstanding at any time. Loan proceeds are withdrawn from each fund in which the participant has an account balance (except for the PCRA Fund) on a pro rata basis and are not taxable to the participant when received. Any loan which is not repaid is in default and the outstanding loan balance (including accrued interest thereon) is treated as a distribution from the Plan. Loans may be prepaid in full but only after they have been outstanding for at least six months. Loans are reflected in the accompanying statements of assets available for benefits. As loans receivable (including interest thereon) are repaid, amounts are transferred into the funds in the same proportion as the participant's current contributions.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Use of Estimates:
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

     Investments:
     -----------

     The valuation of the Plan's interests in collective trust funds or its relative interest in such funds held by the Master Trust is based on the closing market price on the last business day of the year of the assets held in the funds; the Plan's relative interest in such funds is determined by the Trustee on a unit-method basis. The Plan's relative interest in investments in both synthetic and standard investment contracts with insurance companies or other financial institutions held by the Master Trust are stated at contract value. Contract value represents contributions made under the contract plus interest accrued at the contract rate less any withdrawals. Synthetic investment contracts earn interest at rates that are reset at least quarterly as specified in the respective contract while standard investment contracts earn interest at fixed rates. The Master Trust's management believes that the contract value of all of its investment contracts approximates fair value. However, since there is no significant secondary market for these investments, contract value may not be indicative of amounts that could be realized in a current market exchange. The valuation of Sunoco Common Stock is based on the closing market price reported on the New York Stock Exchange on the last business day of the Plan year. Investments held in the PCRA Fund are valued at their closing market prices on the last business day of the Plan year.

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------

     Purchases and sales of securities are reflected on a trade-date basis. Dividend income is reported on the ex-dividend date; interest income is recorded as earned on an accrual basis. The net appreciation in the fair value of investments, which consists of realized gains (losses) and unrealized appreciation (depreciation), is reported as a component of the increase in value of participation in the Sunoco, Inc. Defined Contribution Master Trust (Note 3).

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

     Reclassifications:
     -----------------

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

3.   SUPPLEMENTAL INFORMATION
     ------------------------

     The increase in value of participation in the Sunoco, Inc. Defined Contribution Master Trust for the years ended December 31, 1999 and 1998 was composed of the following:

                                                                       1999                  1998
                                                                       ----                  ----
     Net appreciation (depreciation) in fair value
      of investments:
        Equity Index Fund                                           $ 47,476,658          $ 53,200,493
        U.S. Extended Market Equity Fund                               5,828,454             1,191,742
        International Equity Fund                                      9,883,074             1,084,803
        Diversified Investment Fund                                   12,347,837            26,765,743
        Capital Preservation Fund                                             --             1,288,223
        Sunoco Common Stock and ESOP Funds                           (42,558,306)          (18,577,536)
        PCRA Fund                                                      4,542,970               203,714
                                                                     -----------           -----------
                                                                      37,520,687            65,157,182
     Dividend income                                                   3,686,617             3,416,821
     Interest income                                                  15,052,148            13,812,497
     Income from collective trust funds                                   49,783               154,453
                                                                     -----------           -----------
                                                                    $ 56,309,235          $ 82,540,953
                                                                     ===========           ===========

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

5.   RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500
     ---------------------------------------------------

     The following is a reconciliation of assets available for benefits per the financial statements to the Internal Revenue Service Form 5500 at December 31,1999 and 1998:

                                                    1999              1998
                                                    ----              ----
     Assets available for benefits
       per the financial statements             $816,956,749      $776,533,976

     Benefit payments requested
       by participants which have not
       yet been paid at December 31               (1,124,402)         (378,138)
                                                ------------      ------------
     Assets available for benefits
       per the Form 5500                        $815,832,347      $776,155,838
                                                ============      ============

                     SUNOCO, INC. CAPITAL ACCUMULATION PLAN
                   NOTES TO FINANCIAL STATEMENTS (Continued)



5.   RECONCILIATION OF FINANCIAL STATEMENTS TO FORM 5500 (Continued)
     -------------------------------------------------------------

     The following is a reconciliation of benefits paid to participants per the financial statements to the Internal Revenue Service Form 5500 for the years ended December 31, 1999 and 1998:

                                                                 1999                 1998
                                                                 ----                 ----
     Benefits paid to participants per
       the financial statements                             $60,826,386             $66,365,900

     Benefit payments requested by
       participants which have not yet
       been paid at December 31                               1,124,402                 378,138

     Benefit payments requested by
       participants during the preceding
       year which were paid during the                         (378,138)             (4,384,000)
       current year                                          ----------             -----------

     Benefits paid to participants per
       the Form 5500                                        $61,572,650             $62,360,038
                                                            ===========             ===========

Withdrawals requested by participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December
31 but not yet paid as of that date.

                                  SUNOCO, INC.
                           CAPITAL ACCUMULATION PLAN
                                     PN 002
                                E.I. 23-1743282
                              SCHEDULE H, Line 4:
         SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR
                               DECEMBER 31, 1999


                                                  Description of Investment,
                                                   Including Maturity Date,
Identity of Issue, Borrower, Lessor                 Rate of Interest, Par                      Cost         Current
or Similar Party                                      or Maturity Value                        Value         Value
-----------------------------------               --------------------------                   ------      -----------

Loans Receivable from Participants         7.75% - 8.50% with various maturity
                                           dates (last maturity date - 9/18/2009)            $         --   $16,053,428
                                                                                             ============   ===========

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)          The following document is filed as part of this report:


             3.    Exhibits:

                   23.1 - Consent of Ernst & Young LLP for the Sunoco, Inc.
                          Capital Accumulation Plan.

                                 EXHIBIT INDEX

Exhibit
Number                              Exhibit
------                              -------

23.1    Consent of Ernst & Young LLP for the Sunoco, Inc. Capital Accumulation
        Plan.