Form 10-Q
period 2000-06-30
SUNOCO INC
filed 2000-08-09
CIK 95304

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

YES   X      NO
    ------     -----

At June 30, 2000, there were 87,104,324 shares of Common Stock, $1 par value outstanding.

                                 SUNOCO, INC.
                                 ------------

                                     INDEX

                                                                                        Page No.
                                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the Six Months Ended
        June 30, 2000 and 1999                                                               3

        Condensed Consolidated Statements of Income for the Three Months Ended
        June 30, 2000 and 1999                                                               4

        Condensed Consolidated Balance Sheets at June 30, 2000 and December 31,
        1999                                                                                 5

        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2000 and 1999                                                         6

        Notes to Condensed Consolidated Financial Statements                                 7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                               15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                   24

Item 4. Submission of Matters to a Vote of Security Holders                                 24

Item 6. Exhibits and Reports on Form 8-K                                                    25

SIGNATURE                                                                                   26

                                    PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                        For the Six Months
                                                           Ended June 30
                                                      ------------------------
                                                        2000              1999
                                                       -----            ------
                                                              (UNAUDITED)
REVENUES
Sales and other operating revenue (including
   consumer excise taxes)                             $6,668            $4,210
Interest income                                            6                 2
Other income (Notes 2 and 3)                             147                94
                                                      ------            ------
                                                       6,821             4,306
                                                      ------            ------
COSTS AND EXPENSES
Cost of products sold and operating expenses
  (Note 7)                                             5,114             3,001
Consumer excise taxes                                    789               757
Selling, general and administrative expenses             287               267
Depreciation, depletion and amortization                 147               134
Payroll, property and other taxes                         42                40
Interest cost and debt expense                            42                40
Interest capitalized                                      (2)               (1)
                                                      ------            ------
                                                       6,419             4,238
                                                      ------            ------
Income from continuing operations before
  income tax expense                                     402                68
Income tax expense (Note 2)                              120                23
                                                      ------            ------
Income from continuing operations                        282                45
Income from discontinued operations (Note 4)              11                --
                                                      ------            ------
NET INCOME                                            $  293            $   45
                                                      ======            ======
Earnings per share of common stock (Note 5):
   Basic:
     Income from continuing operations                 $3.19              $.50
     Net income                                        $3.31              $.50
   Diluted:
     Income from continuing operations                 $3.18              $.49
     Net income                                        $3.30              $.49

Weighted average number of shares outstanding:
   Basic                                                88.5              90.4
   Diluted                                              88.9              91.2

Cash dividends paid per share of common stock           $.50              $.50



                            (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------------
                                                          For the Three Months
                                                              Ended June 30
                                                        ------------------------
                                                               2000        1999
                                                              -----      ------
                                                                 (UNAUDITED)
REVENUES
Sales and other operating revenue (including
   consumer excise taxes)                                    $3,518      $2,328
Interest income                                                   4           1
Other income (Notes 2 and 3)                                    112          44
                                                             ------      ------
                                                              3,634       2,373
                                                             ------      ------
COSTS AND EXPENSES
Cost of products sold and operating expenses
  (Note 7)                                                    2,652       1,695
Consumer excise taxes                                           418         401
Selling, general and administrative expenses                    149         134
Depreciation, depletion and amortization                         74          68
Payroll, property and other taxes                                20          17
Interest cost and debt expense                                   22          19
Interest capitalized                                             (1)         (1)
                                                             ------      ------
                                                              3,334       2,333
                                                             ------      ------
Income before income tax expense                                300          40
Income tax expense (Note 2)                                      85          14
                                                             ------      ------
NET INCOME                                                   $  215      $   26
                                                             ======      ======
Net income per share of common stock (Note 5):
   Basic                                                      $2.45        $.29
   Diluted                                                    $2.44        $.28

Weighted average number of shares outstanding:
   Basic                                                       87.8        90.5
   Diluted                                                     88.3        91.3

Cash dividends paid per share of common stock                  $.25        $.25




                            (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                        At          At
                                                     June 30    December 31
                                                      2000         1999
(Millions of Dollars)                                    (UNAUDITED)
---------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                           $   63       $   87
Accounts and notes receivable, net                     907          833
Inventories:
   Crude oil                                           281          158
   Refined products                                    238          163
   Materials, supplies and other                        83           82
Deferred income taxes                                   93          133
                                                    ------       ------
Total Current Assets                                 1,665        1,456

Investments and long-term receivables                  180          118
Properties, plants and equipment                     6,547        6,444
Less accumulated depreciation, depletion
   and amortization                                  3,113        3,029
                                                    ------       ------
Properties, plants and equipment, net                3,434        3,415
Deferred charges and other assets                      198          207
                                                    ------       ------
Total Assets                                        $5,477       $5,196
                                                    ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $1,212       $1,038
Accrued liabilities                                    317          437
Short-term borrowings                                  160          150
Current portion of long-term debt                        1            1
Taxes payable                                          178          140
                                                    ------       ------
Total Current Liabilities                            1,868        1,766

Long-term debt                                         933          878
Retirement benefit liabilities                         394          415
Deferred income taxes                                  261          237
Other deferred credits and liabilities (Note 6)        344          394
Commitments and contingent liabilities (Note 7)
Shareholders' equity (Note 9)                        1,677        1,506
                                                    ------       ------
Total Liabilities and Shareholders' Equity          $5,477       $5,196
                                                    ======       ======



                           (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries

(Millions of Dollars)
--------------------------------------------------------------------------------
                                                           For the Six Months
                                                              Ended June 30
                                                         -----------------------
                                                          2000             1999
                                                         -----            -----
                                                               (UNAUDITED)

INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 293            $  45
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Income from discontinued operations                    (11)              --
    Gain on income tax settlement                          (90)              --
    Gain on divestments                                     (1)             (14)
    Depreciation, depletion and amortization               147              134
    Deferred income tax expense                             74               21
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                        (74)             (82)
      Inventories                                         (199)              36
      Accounts payable and accrued liabilities             134               42
      Taxes payable                                         38                3
    Other                                                  (43)             (25)
                                                         -----            -----
Net cash provided by operating activities                  268              160
                                                         -----            -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (184)            (140)
  Proceeds from divestments                                 24               41
  Other                                                     (8)              --
                                                         -----            -----
Net cash used in investing activities                     (168)             (99)
                                                         -----            -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                   10                2
  Repayments of long-term debt                              --              (34)
  Cash dividend payments                                   (44)             (45)
  Purchases of common stock for treasury                   (81)              --
  Other                                                     (9)               2
                                                         -----            -----
Net cash used in financing activities                     (124)             (75)
                                                         -----            -----
Net decrease in cash and cash equivalents                  (24)             (14)
Cash and cash equivalents at beginning of period            87               38
                                                         -----            -----
Cash and cash equivalents at end of period               $  63            $  24
                                                         =====            =====


                                      (See Accompanying Notes)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ----------------------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the gain on income tax settlement (Note 2) and income from discontinued operations (Note 4). Results for the three and six months ended June 30, 2000 are not necessarily indicative of results for the full year 2000.

2.   Income Tax Settlement.

     In July 2000, the Company was notified that the Congressional Joint Committee on Taxation approved the settlement of certain federal income tax issues that had been in dispute. In connection with this settlement, Sunoco recognized a $90 million pretax gain in other income ($79 million after tax) in the second quarter of 2000 and is expected to receive a net cash refund of at least this amount in the second half of 2000. Certain additional elements of the settlement must be resolved and, therefore, are uncertain. The benefits of these unresolved matters have not yet been recognized in the financial statements, but could result in an additional positive impact on the Company's net income and cash flow in the second half of 2000.

3.   Other Income.

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

4.   Income from Discontinued Operations.

     During the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment (including a $7 million tax benefit) to the gain recognized in 1996 in connection with the divestment of the Company's International Production business. The adjustment resulted from the favorable resolution of certain United Kingdom income tax issues. At the time of the sale, this business was treated as a discontinued operation; therefore, this adjustment has been classified similarly in the condensed consolidated statement of income for the six months ended June 30, 2000.

5.   Earnings Per Share.

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the six-month and three-month periods ended June 30, 2000 and 1999 (in millions, except per share amounts):


                                            Six Months        Three Months
                                              Ended              Ended
                                             June 30            June 30
                                          -------------       ------------
                                           2000    1999       2000     1999
                                           ----    ----       ----     ----
Income from continuing operations          $282     $45       $215      $26

Income from discontinued operations          11      --         --       --
                                           ----     ---       ----      ---
Net income                                 $293     $45       $215      $26
                                           ====     ===       ====      ===
Weighted average number of common
  shares outstanding (basic EPS
  denominator)                             88.5    90.4       87.8     90.5
Add effect of dilutive stock
  incentive awards                           .4      .8         .5       .8
                                           ----    ----       ----     ----
Weighted average number of shares
  (diluted EPS denominator)                88.9    91.2       88.3     91.3
                                           ====    ====       ====     ====
Basic EPS:
  Income from continuing
    operations                            $3.19    $.50      $2.45     $.29
  Income from discontinued
    operations                              .12      --         --       --
                                          -----    ----      -----     ----
  Net Income                              $3.31    $.50      $2.45     $.29
                                          =====    ====      =====     ====
Diluted EPS:
  Income from continuing
    operations                            $3.18    $.49      $2.44     $.28
  Income from discontinued
    operations                              .12      --         --       --
                                          -----    ----      -----     ----
  Net Income                              $3.30    $.49      $2.44     $.28
                                          =====    ====      =====     ====

6.   Transferred Interests in Cokemaking Operations.

     Third party investors in Sunoco's Indiana Harbor and Jewell cokemaking operations are entitled to 95 percent of the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, which are expected to end in 2002 and 2000, respectively, the investors will be entitled to variable minority interests in the cash flows and tax benefits from the respective operations ranging from 5 to 25 percent. The balance attributable to the investors' interests in these operations totalled $142 and $175 million at June 30, 2000 and December 31, 1999, respectively, and is reflected in other deferred credits and liabilities in the condensed consolidated balance sheets.

     The Company is currently in negotiations to transfer an additional interest in its Jewell cokemaking operation to a third party during the second half of 2000. Such a transfer would extend the preferential return period beyond 2000 and would likely result in different variable minority interests in the cash flows and tax benefits from this operation.

7.   Commitments and Contingent Liabilities.

     A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture formed for the purpose of constructing, owning and operating a methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. At June 30, 2000, the Company had a $61 million investment in this operation.

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

     During the first six months of 2000 and the full years 1999, 1998 and 1997, actual MTBE purchase costs in excess of spot market prices totalling $12, $39, $47 and $65 million, respectively, were charged against the accrual. Beginning in May 2000, Sunoco began paying BEF spot-market-related prices for the last four years of the agreement. Accordingly, the remaining $7 million accrual ($4 million after tax) was reversed into income as a reduction of cost of products sold and operating expenses in the second quarter of 2000.

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

     California has acted to ban MTBE use by December 31, 2002. In connection with the MTBE ban, California has requested a waiver from the EPA of its oxygenate requirements; however, the EPA has not yet acted on this request. A number of other states are also reviewing the use of MTBE in gasoline. New York and Connecticut are among those states that have enacted legislation to ban MTBE usage, beginning in 2004 and 2003, respectively. The validity of the New York legislation has been challenged in litigation on the basis that there is federal preemption under the Clean Air Act. The EPA has proposed a legislative framework for Congress that would significantly reduce or eliminate the use of MTBE, remove the oxygenate requirement and replace it with a renewable fuels (e.g. ethanol) average annual content for all gasoline. The EPA has not yet developed the specifics of this averaging process. The EPA has also initiated a rulemaking process to consider a limit or ban on the use of MTBE under the Toxic Substances Control Act. Several other Congressional approaches to MTBE and renewable fuels are under consideration. MTBE is the primary oxygenate used by Sunoco and throughout the industry to meet the reformulated gasoline requirements under the Clean Air Act. While phase-outs or restrictions on the use of MTBE or any required clean up of MTBE could have a significant impact on Sunoco and its results of operations, the ultimate impact cannot be determined at this time.

     Sunoco is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly-owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 2000, Sunoco had been named as a PRP at 51 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

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

     Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                              At         At
                                                            June 30  December 31
                                                             2000       1999
                                                            ------    ----------
      Accrued liabilities                                    $  39        $  46
      Other deferred credits and
        liabilities                                            114          114
                                                              ----         ----
                                                             $ 153        $ 160
                                                              ====         ====

     Pretax charges against income for environmental remediation amounted to $7 and $6 million for the six months ended June 30, 2000 and 1999, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $4 million at June 30, 2000 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

     Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sunoco's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management of Sunoco believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sunoco at June 30, 2000. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

8.   Chemicals Joint Venture.

     Effective June 15, 2000, Sunoco entered into a joint venture which combined Sunoco Chemicals' polymer-grade propylene operation at the Marcus Hook refinery with its partner's adjacent polypropylene business. The following is a summary of the effects of this transaction on Sunoco's consolidated financial position as of the transaction date (in millions of dollars):


     Increase (decrease) in:
       Properties, plants and equipment, net                               $(49)
       Investments and long-term receivables                                 64
                                                                            ---
     Cash advances to joint venture                                         $15
                                                                            ===

     In connection with this joint venture, Sunoco is contingently liable under an arrangement which guarantees $120 million of the joint venture's outstanding bridge financing. The joint venture is currently negotiating permanent financing, which would be nonrecourse to Sunoco, to replace the bridge financing.

9.   Shareholders' Equity.

                                                      At          At
                                                   June 30    December 31
                                                     2000        1999
                                                   --------   -----------
                                                   (Millions of Dollars)

     Common stock, par value $1 per share            $  132       $  132
     Capital in excess of par value                   1,400        1,397
     Earnings employed in the business                1,864        1,615
                                                     ------       ------
                                                      3,396        3,144
     Less common stock held in treasury,
       at cost                                        1,719        1,638
                                                     ------       ------
     Total                                           $1,677       $1,506
                                                      ======       ======

10.  Business Segment Information.

     The following tables set forth information concerning Sunoco's business segments for the six-month and three-month periods ended June 30, 2000 and 1999 (in millions of dollars):

                                       Sales and Other
                                      Operating Revenue
                                   -----------------------
                                                             Profit Contri-
 Six Months Ended                  Unaffiliated  Inter-       bution (Loss)
  June 30, 2000                      Customers  segment)       (after tax)
------------------                 ------------ ----------  -----------------

Northeast Refining                     $2,208   $1,327             $113
Northeast Marketing                     2,118       --               13
Chemicals                                 370       --               33
Lubricants                                742        3              (14)
MidAmerica Marketing &
  Refining                              1,094       --               43
Logistics                                  24       63               23
Coke                                      112       --               27
                                       ------                      ----
Consolidated                           $6,668                       238
                                       ======
Gain on income tax
  settlement and other
  matters                                                            83
Corporate expenses                                                  (12)
Net financing expenses
  and other                                                         (27)
Income from discontinued
  operations                                                         11
                                                                   ----
Net income                                                         $293
                                                                   ====
Six Months Ended
June 30, 1999
------------------
Northeast Refining                     $1,278   $  664             $(27)
Northeast Marketing                     1,428       --               31
Chemicals                                 239       --               17
Lubricants                                462       16               (4)
MidAmerica Marketing &
  Refining                                673       --              (13)
Logistics                                  27       56               27
Coke                                      103       --               34
                                       ------                       ---
Consolidated                           $4,210                        65
                                       ======
Gain on settlement of
  insurance litigation                                               23
Corporate expenses                                                  (12)
Net financing expenses
  and other                                                         (31)
                                                                    ---
Net income                                                          $45
                                                                    ===

                                           Sales and Other
                                           Operating Revenue
                                        ---------------------  Profit Contri-
Three Months Ended                      Unaffiliated  Inter-   bution (Loss)
  June 30, 2000                          Customers    segment   (after tax)
------------------                      -----------   -------  ------------

Northeast Refining                            $1,120     $725          $ 63
Northeast Marketing                            1,133       --             4
Chemicals                                        199       --            20
Lubricants                                       387        2            (2)
MidAmerica Marketing &
  Refining                                       608       --            38
Logistics                                         14       33            14
Coke                                              57       --            14
                                              ------                   ----
Consolidated                                  $3,518                    151
                                              ======
Gain on income tax
  settlement and other
  matters                                                                83
Corporate expenses                                                       (6)
Net financing expenses
  and other                                                             (13)
                                                                       ----
Net income                                                             $215
                                                                       ====
Three Months Ended
  June 30, 1999
------------------
Northeast Refining                            $  720      $387         $(11)
Northeast Marketing                              792        --           18
Chemicals                                        122        --            7
Lubricants                                       248         9           (9)
MidAmerica Marketing &
  Refining                                       381        --           (1)
Logistics                                         13        28           14
Coke                                              52        --           14
                                              ------                   ----
Consolidated                                  $2,328                     32
                                              ======
Gain on settlement of
  insurance litigation                                                   16
Corporate expenses                                                       (6)
Net financing expenses
  and other                                                             (16)
                                                                       ----
Net income                                                             $ 26
                                                                       ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      RESULTS OF OPERATIONS - SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                             Six Months Ended
                                                  June 30
                                             ------------------
                                              2000      1999     Variance
                                              ----      ----     --------
                                                (Millions of Dollars)

Sun Northeast Refining                        $113      $(27)      $140
Sunoco Northeast Marketing                      13        31        (18)
Sunoco Chemicals                                33        17         16
Sun Lubricants                                 (14)       (4)       (10)
Sunoco MidAmerica Marketing & Refining          43       (13)        56
Sunoco Logistics                                23        27         (4)
Sun Coke                                        27        34         (7)
Corporate expenses                             (12)      (12)        --
Net financing expenses and other               (27)      (31)         4
                                              ----      ----       ----
                                               199        22        177
Special items:

  Income from discontinued operations           11        --         11

  Gain on income tax settlement and
   other matters                                83        --         83

  Gain on settlement of insurance
   litigation                                   --        23        (23)
                                              ----      ----       ----

Consolidated net income                       $293      $ 45       $248
                                              ====      ====       ====


Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the six-month period ended June 30, 2000, Sunoco earned $293 million, or $3.30 per share of common stock on a diluted basis, compared to net income of $45 million, or $.49 per share, for the first six months of 1999. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $199 million in the first six months of 2000 compared to $22 million in the first six months of 1999.

Sun Northeast Refining -- The Sun Northeast Refining business earned $113 million in the first six months of 2000 versus a loss of $27 million in the first six months of 1999. The increase in earnings was due to significantly higher refining margins, which increased $2.67 per barrel versus last year's first half. Higher expenses, particularly refinery fuel costs, partially offset the margin improvement.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $13 million in the current six-month period versus income of $31 million in the first six months of 1999. An increase in retail gasoline sales volumes, higher distillate volumes and margins and higher average convenience store sales were more than offset by lower retail gasoline margins, which decreased approximately
1.6 cents per gallon versus the first half of 1999, and higher planned marketing and administrative expenses, including expenses related to Sunoco's service station reimaging program.

Sunoco Chemicals -- Sunoco Chemicals earned $33 million in the first six months of 2000 versus $17 million in last year's first six months. The increase in earnings was largely due to higher margins for propylene.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $14 million in the first six months of 2000 versus a loss of $4 million in the 1999 first six months. The decrease in results was primarily due to lower specialty oil margins (down $9.58 per barrel) caused by significantly higher crude oil costs during the first six months of 2000 and higher expenses, particularly refinery fuel costs. Partially offsetting these negative factors were improved margins on gasoline and distillates and higher base oil margins.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $43 million during the current six-month period versus a loss of $13 million in the first six months of 1999. The improvement was primarily due to significantly higher realized wholesale fuels margins, which increased $4.52 per barrel versus the first half of 1999. A seven percent increase in retail gasoline sales volumes also contributed to the improvement. Partially offsetting these increases were higher operating expenses and lower petrochemical margins.

Sunoco Logistics -- Sunoco Logistics earned $23 million in the first half of 2000 versus $27 million in the first half of 1999. The decrease in earnings was primarily due to lower crude oil and refined product pipeline revenues, a decrease in income from Sunoco's Nederland, TX, crude oil terminal and higher expenses.

Sun Coke -- Sun Coke earned $27 million in the first six months of 2000 versus $34 million in the 1999 first half. The decrease in earnings was due to the absence of a $7 million after-tax gain associated with the sale of the Company's Shamrock steam coal mining operation, which was recognized in the first quarter of 1999.

Net Financing Expenses and Other -- Net financing expenses and other activities totalled $27 million for the first half of 2000 versus $31 million for the 1999 first half. The decrease was due in part to higher capitalized interest and higher interest income.

Income from Discontinued Operations - In the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment to the gain on divestment of Sunoco's International Production business which was sold in 1996 (see Note 4 to the condensed consolidated financial statements).

Gain on Income Tax Settlement and Other Matters - In the second quarter of 2000, Sunoco recorded a $79 million after-tax gain from the settlement of certain federal income tax issues and a $4 million after-tax benefit attributable to the reversal of a loss accrual related to an MTBE purchase commitment (see Notes 2 and 7 to the condensed consolidated financial statements).

Gain on Settlement of Insurance Litigation -- In the first six months of 1999, Sunoco recognized a $23 million after-tax gain in connection with the settlement of insurance claims related to certain environmental matters (see Note 3 to the condensed consolidated financial statements).

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $6.82 billion in the first six months of 2000 compared to $4.31 billion in the first half of 1999. The 58 percent increase was due to significantly higher refined product sales prices.

Costs and Expenses -- Total pretax costs and expenses were $6.42 billion in the first six months of 2000 compared to $4.24 billion in the 1999 first half. The 51 percent increase in the first half of 2000 was primarily due to significantly higher crude oil and refined product acquisition costs largely as a result of crude oil price increases.

                      RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                             Three Months Ended
                                                  June 30
                                             ------------------
                                                2000       1999      Variance
                                                ----       ----      -------
                                                (Millions of Dollars)
Sun Northeast Refining                         $  63       $(11)      $ 74
Sunoco Northeast Marketing                         4         18        (14)
Sunoco Chemicals                                  20          7         13
Sun Lubricants                                    (2)        (9)         7
Sunoco MidAmerica Marketing & Refining            38         (1)        39
Sunoco Logistics                                  14         14         --
Sun Coke                                          14         14         --
Corporate expenses                                (6)        (6)        --
Net financing expenses and other                 (13)       (16)         3
                                                ----       ----       ----
                                                 132         10        122
Special items:
  Gain on income tax settlement and
   other matters                                  83         --         83
  Gain on settlement of insurance
   litigation                                     --         16        (16)
                                                ----       ----       ----
Consolidated net income                         $215       $ 26       $189
                                                ====       ====       ====


Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended June 30, 2000, Sunoco earned $215 million, or $2.44 per share of common stock on a diluted basis, compared to net income of $26 million, or $.28 per share, for the second quarter of 1999. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $132 million in the second quarter of 2000 compared to $10 million in the second quarter of 1999.

Sun Northeast Refining -- The Sun Northeast Refining business earned $63 million in the second quarter of 2000 versus a loss of $11 million in the second quarter of 1999. The improvement was due to significantly higher refining margins, which were up almost $3.00 per barrel from 1999 second quarter levels. Despite much higher crude oil and transportation costs, realized refining margins averaged over $5.00 per barrel for the quarter as margins for gasoline, particularly reformulated gasoline, were up sharply from 1999 levels. Higher expenses, particularly refinery fuel costs, partially offset the margin improvement.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $4 million in the current quarter versus $18 million in the second quarter of 1999. The decrease was primarily due to lower retail gasoline margins, which decreased approximately 2.4 cents per gallon versus second quarter 1999 levels. Higher planned expenses also contributed to the decrease. Partially offsetting this decline was a five percent increase in retail gasoline sales volumes and higher distillate volumes and margins.

Sunoco Chemicals -- Sunoco Chemicals earned $20 million in the second quarter of 2000 versus $7 million in the 1999 second quarter. The increase was primarily due to higher margins for propylene and phenol and increased production of most products, particularly phenol and cumene.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $2 million in the 2000 second quarter versus a loss of $9 million in the 1999 second quarter. The improvement was primarily due to higher fuels margins, particularly for gasoline and distillates produced at the Tulsa refinery. Improved base oil margins were largely offset by lower margins for specialty oils, for which product price increases continued to lag rising crude oil costs.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $38 million during the current quarter, versus a loss of $1 million in the 1999 second quarter. The improvement was primarily due to considerably higher wholesale fuels margins, as various industry-wide product inventory, operating and distribution issues and the introduction of new RFG II gasoline specifications limited gasoline supply in the region. After completing major turnaround work in mid-April 2000, crude runs at the Toledo refinery were excellent and included record production in the month of June. Also contributing to the increase in earnings was a seven percent increase in retail gasoline sales. Partially offsetting these improvements were higher operating expenses and lower petrochemical margins, as feedstock price increases squeezed margins for aromatics and oligomers produced at the Toledo refinery.

Sunoco Logistics -- Net income was $14 million in both second-quarter periods. Higher throughput revenue was offset by an increase in expenses and lower income from joint venture pipeline operations.

Sun Coke -- Sun Coke earned $14 million in the second quarter of 2000, unchanged from the 1999 second quarter.

Net Financing Expenses and Other -- Net financing expenses and other activities totalled $13 million for the second quarter of 2000 versus $16 million for the 1999 second quarter. The decrease was due in part to higher interest income.

Gain on Income Tax Settlement and Other Matters - In the second quarter of 2000, Sunoco recorded a $79 million after-tax gain from the settlement of certain federal income tax issues and a $4 million after-tax benefit attributable to the reversal of a loss accrual related to an MTBE purchase commitment (see Notes 2 and 7 to the condensed consolidated financial statements).

Gain on Settlement of Insurance Litigation -- In the second quarter of 1999, Sunoco recognized a $16 million after-tax gain associated with the settlement of insurance claims related to certain environmental matters (see Note 3 to the condensed consolidated financial statements).

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $3.63 billion in the second quarter of 2000 compared to $2.37 billion in the second quarter of 1999. The 53 percent increase in the second quarter of 2000 was primarily due to significantly higher refined product sales prices.

Costs and Expenses -- Total pretax costs and expenses were $3.33 billion in the second quarter of 2000 compared to $2.33 billion in the second quarter of 1999. The 43 percent increase in the second quarter of 2000 was primarily due to significantly higher crude oil and refined product acquisition costs largely as a result of crude oil price increases.


                               FINANCIAL CONDITION

Cash and Working Capital
------------------------

At June 30, 2000, Sunoco had cash and cash equivalents of $63 million compared to $87 million at December 31, 1999, and had a working capital deficit of $203 million compared to $310 million at December 31, 1999. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at June 30, 2000 by $1,048 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sunoco's cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first six months of 2000, Sunoco's net cash provided by operating activities ("cash generation") was $268 million compared to $160 million in the first six months of 1999. This $108 million increase in cash generation was primarily due to an increase in income before special items and higher deferred income tax expense, partially offset by an increase in working capital uses pertaining to operating activities.

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

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective in July 2000, to register $1,250 million of securities. This registration statement also relates to $250 million of unsold securities previously registered. The new registration statement provides the Company with financing flexibility to offer up to $1,500 million of senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. The Company expects to use any net proceeds from the sale of securities for general corporate purposes, which may include: repayment of outstanding indebtedness; funding working capital, capital expenditures or acquisitions; and the repurchase of shares of common stock. The amount and timing of any sales will depend upon market conditions and the Company's funding requirements.

The following table sets forth amounts outstanding related to Sunoco's borrowings (in millions of dollars):

                                                      At         At
                                                    June 30  December 31
                                                      2000       1999
                                                     ------  -----------
Short-term borrowings - commercial paper             $  160       $  150
Current portion of long-term debt                         1            1
Long-term debt                                          933          878
                                                     ------       ------
Total borrowings                                     $1,094       $1,029
                                                     ======       ======

Sunoco's ratio of debt (net of available cash) to total capital was 38.1 percent at June 30, 2000 compared to 38.5 percent at December 31, 1999. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

                               SHARE REPURCHASES

During the first six months of 2000, the Company repurchased 2,843,476 shares of its common stock for $81 million. At June 30, 2000, the Company had a remaining authorization from its Board of Directors to purchase up to $55 million of Company common stock stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions.


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

                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings

     In April 2000, Sunoco, Inc. (R&M) received a civil penalty demand in excess of $100,000 from the Pennsylvania Department of Environmental Protection ("PaDEP") for allegedly failing to install reasonably available control technology ("RACT") on the No. 6 and No. 7 boilers at its Marcus Hook, PA refinery.

     Many other legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at June 30, 2000.

Item 4.     Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company's shareholders was held on May 4, 2000. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations. At this meeting, the shareholders were requested (1) to elect a Board of Directors and (2) to approve the appointment of independent auditors. The following action was taken by the Company's shareholders with respect to each of the above items:

     1. Concerning the election of a Board of Directors of the Company, there was a total of 75,753,097 votes cast. The tabulation below sets forth the number of votes cast for or withheld (abstentions) from each director. There were no broker non-votes.

                                                        Number
                                           Number     "WITHHELD"
                 NAME                      "FOR"     (ABSTENTIONS)
           ----------------              ---------   ------------
           R. E. Cartledge               74,256,172     1,496,925
           R. J. Darnall                 74,278,651     1,474,446
           J. G. Drosdick                74,276,643     1,476,454
           M. J. Evans                   74,240,943     1,512,154
           T. P. Gerrity                 74,205,323     1,547,774
           R. B. Greco                   74,277,486     1,475,611
           J. G. Kaiser                  74,287,657     1,465,440
           R. D. Kennedy                 74,254,072     1,499,025
           N. S. Matthews                74,234,030     1,519,067
           R. A. Pew                     72,272,223     3,480,874
           G. J. Ratcliffe               74,230,314     1,522,783
           A. B. Trowbridge              74,236,996     1,516,101

     2. Concerning the motion to appoint Ernst & Young LLP as the Company's independent auditors, there was a total of 75,753,097 votes cast, with an aggregate of 75,012,600 votes cast in favor of such appointment and 322,602 against. There were 417,895 withheld (abstentions). There were no broker non-votes.

Item 6.     Exhibits and Reports on Form 8-K

Exhibits:

     10   -  Amended Schedule to the Form of Indemnification Agreement,
             individually entered into between Sunoco, Inc. and certain officers and directors of the Company.

     12   -  Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
             Earnings to Fixed Charges for the Six-Month Period Ended June 30,
             2000.

     27   -  Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2000.

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



     SUNOCO, INC.



BY   /s/ JOSEPH P. KROTT
     -----------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE August 8, 2000

                                      EXHIBIT INDEX

Exhibit
Number            Exhibit
--------     --------------------------------------
  10         Amended Schedule to the Form of Indemnification Agreement,
             individually entered into between Sunoco, Inc. and certain officers and directors of the Company.

  12 Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 2000.

  27         Article 5 of Regulation S-X, Financial Data Schedule.