Form 10-Q
period 2000-09-30
SUNOCO INC
filed 2000-11-03
CIK 95304

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-6841

                                 SUNOCO, INC.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                  23-1743282
---------------------------------------------          ----------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
             or organization)                            Identification No.)

                     TEN PENN CENTER, 1801 MARKET STREET,
                          PHILADELPHIA, PA 19103-1699
         ------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (215) 977-3000
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

YES  X      NO ____
    ---

At September 30, 2000, there were 85,019,739 shares of Common Stock, $1 par value outstanding.

                                 SUNOCO, INC.
                                 ------------

                                     INDEX

                                                                 Page No.
                                                                 --------
PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

         Condensed Consolidated Statements of Operations
         for the Nine Months Ended September 30, 2000
         and 1999                                                    3

         Condensed Consolidated Statements of Operations
         for the Three Months Ended September 30, 2000
         and 1999                                                    4

         Condensed Consolidated Balance Sheets at
         September 30, 2000 and December 31, 1999                    5

         Condensed Consolidated Statements of Cash
         Flows for the Nine Months Ended September 30,
         2000 and 1999                                               6

         Notes to Condensed Consolidated Financial
         Statements                                                  7

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                 17

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                          26

 Item 6. Exhibits and Reports on Form 8-K                           26

SIGNATURE                                                           27

                                    PART I
                             FINANCIAL INFORMATION


Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                   For the Nine Months
                                                                    Ended September 30
                                                                 -------------------------
                                                                  2000               1999
                                                                  ----               ----
                                                                        (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                         $10,370            $6,838
Interest income                                                        8                 3
Other income (Notes 2 and 3)                                         184               116
                                                                 -------            ------
                                                                  10,562             6,957
                                                                 -------            ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                       7,998             4,965
Consumer excise taxes                                              1,222             1,175
Selling, general and administrative expenses                         428               402
Depreciation, depletion and amortization                             222               204
Payroll, property and other taxes                                     63                61
Provision for write-down of assets and other                         187
  matters (Note 4)                                                                      --
Interest cost and debt expense                                        63                61
Interest capitalized                                                  (2)               (1)
                                                                 -------            ------
                                                                  10,181             6,867
                                                                 -------            ------
Income from continuing operations before                             381
  income tax expense                                                                    90
Income tax expense (Note 2)                                          124                31
                                                                 -------            ------
Income from continuing operations                                    257                59
Income from discontinued operations (Note 5)                          11                --
                                                                 -------            ------
NET INCOME                                                       $   268            $   59
                                                                 =======            ======
Earnings per share of common stock (Note 6):
  Basic:
    Income from continuing operations                            $  2.93            $  .65
    Net income                                                   $  3.06            $  .65
  Diluted:
    Income from continuing operations                            $  2.92            $  .65
    Net income                                                   $  3.04            $  .65

Weighted average number of shares outstanding:
  Basic                                                             87.7              90.4
  Diluted                                                           88.1              91.2

Cash dividends paid per share of common stock                    $   .75            $  .75

                           (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                   For the Three Months
                                                                    Ended September 30
                                                                 ------------------------
                                                                  2000              1999
                                                                  ----              ----
                                                                        (UNAUDITED)
REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                         $3,702            $2,628
Interest income                                                       2                 1
Other income (Note 3)                                                37                22
                                                                 ------            ------
                                                                  3,741             2,651
                                                                 ------            ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                      2,877             1,964
Consumer excise taxes                                               433               418
Selling, general and administrative expenses                        141               135
Depreciation, depletion and amortization                             75                70
Payroll, property and other taxes                                    21                21
Provision for write-down of assets and other                        194
  matters (Note 4)                                                                     --
Interest cost and debt expense                                       21                21
                                                                 ------            ------
                                                                  3,762             2,629
                                                                 ------            ------
Income (loss) before income tax expense                             (21)               22
Income tax expense                                                    4                 8
                                                                 ------            ------
NET INCOME (LOSS)                                                $  (25)           $   14
                                                                 ======            ======
Net income (loss) per share of common stock (Note 6):
    Basic                                                        $ (.29)           $  .15
    Diluted                                                      $ (.29)           $  .15

Weighted average number of shares outstanding:
    Basic                                                          86.1              90.4
    Diluted                                                        86.1              91.1

Cash dividends paid per share of common stock                    $  .25            $  .25


                           (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                                At                  At
                                                           September 30        December 31
                                                               2000                1999
(Millions of Dollars)                                                 (UNAUDITED)
---------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                     $   34               $   87
Accounts and notes receivable, net                             1,000                  833
Inventories:
  Crude oil                                                      201                  158
  Refined products                                               230                  163
  Materials, supplies and other                                   77                   82
Deferred income taxes                                             96                  133
                                                              ------               ------
Total Current Assets                                           1,638                1,456

Investments and long-term receivables                            189                  118
Properties, plants and equipment                               6,640                6,444
Less accumulated depreciation, depletion                       3,335                3,029
  and amortization                                            ------               ------
Properties, plants and equipment, net                          3,305                3,415
Deferred charges and other assets                                201                  207
                                                              ------               ------
Total Assets                                                  $5,333               $5,196
                                                              ======               ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                              $1,163               $1,038
Accrued liabilities                                              341                  437
Short-term borrowings                                             --                  150
Current portion of long-term debt                                  2                    1
Taxes payable                                                    183                  140
                                                              ------               ------
Total Current Liabilities                                      1,689                1,766

Long-term debt                                                   932                  878
Retirement benefit liabilities                                   390                  415
Deferred income taxes                                            212                  237
Other deferred credits and liabilities (Note 7)                  534                  394
Commitments and contingent liabilities (Note 8)
Shareholders' equity (Note 10)                                 1,576                1,506
                                                              ------               ------
Total Liabilities and Shareholders' Equity                    $5,333               $5,196
                                                              ======               ======


                           (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries

(Millions of Dollars)
--------------------------------------------------------------------------------

                                                                          For the Nine Months
                                                                          Ended September 30
                                                                        ----------------------
                                                                         2000            1999
                                                                         ----            ----
                                                                              (UNAUDITED)

INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $ 268               $  59
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Income from discontinued operations                                 (11)                 --
      Gain on income tax settlement                                       (90)                 --
      Provision for write-down of assets and other
        matters                                                           187                  --
      Gain on divestments                                                  (2)                (15)
      Depreciation, depletion and amortization                            222                 204
      Deferred income tax expense                                          21                  29
      Changes in working capital pertaining to
        operating activities:
          Accounts and notes receivable                                  (167)               (186)
          Inventories                                                    (111)                (25)
          Accounts payable and accrued liabilities                         99                 259
          Taxes payable                                                    43                   2
      Other                                                               (78)                (60)
                                                                        -----               -----
Net cash provided by operating activities                                 381                 267
                                                                        -----               -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (296)               (222)
  Proceeds from divestments                                                30                  60
  Other                                                                   (15)                (12)
                                                                        -----               -----
Net cash used in investing activities                                    (281)               (174)
                                                                        -----               -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments of short-term borrowings                                (150)               (120)
  Proceeds from issuance of long-term debt                                 --                 200
  Repayments of long-term debt                                             --                 (52)
  Proceeds from transferred interest in cokemaking
    operations                                                            214                  --
  Cash dividend payments                                                  (66)                (68)
  Purchases of common stock for treasury                                 (136)                (10)
  Other                                                                   (15)                  3
                                                                        -----               -----
Net cash used in financing activities                                    (153)                (47)
                                                                        -----               -----
Net increase (decrease) in cash and cash equivalents                      (53)                 46
Cash and cash equivalents at beginning of period                           87                  38
                                                                        -----               -----
Cash and cash equivalents at end of period                              $  34               $  84
                                                                        =====               =====


                           (See Accompanying Notes)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ----------------------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the gain on income tax settlement (Note 2), provision for write-down of assets and other matters (Note 4) and income from discontinued operations (Note 5). Results for the three and nine months ended September 30, 2000 are not necessarily indicative of results for the full year 2000.

2.   Income Tax Settlement.

     In July 2000, the Company was notified that the Congressional Joint Committee on Taxation approved the settlement of certain federal income tax issues that had been in dispute. In connection with this settlement, Sunoco recognized a $90 million pretax gain in other income ($79 million after tax) in the second quarter of 2000 and expects to receive a net cash refund of at least this amount by the end of the year. Certain additional elements of the settlement must be resolved and, therefore, are uncertain. The benefits of these unresolved matters have not yet been recognized in the financial statements, but could result in an additional positive impact on the Company's net income and cash flow in the fourth quarter of 2000.

3.   Other Income.

     During 2000 and 1999, Sunoco entered into several settlements which resolved certain insurance claims. The claims related to certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from ownership and operation of its businesses (Note
     8). The following is a summary of the gains recognized in the first nine months of 2000 and 1999 by quarter from these settlements (in millions of dollars):

                                        2000                         1999
                              ------------------------      ---------------------
                              Pretax         After-Tax      Pretax      After-Tax
                               Gain             Gain         Gain          Gain
                              ------         ---------      ------      ---------
     First quarter             $ --            $ --          $ 11          $  7
     Second quarter              --              --            25            16
     Third quarter                7               5             2             1
                               ----            ----          ----          ----
                               $  7            $  5          $ 38          $ 24
                               ====            ====          ====          ====

     In February 1999, Sunoco divested its Shamrock steam coal mining operation located in Kentucky for $13 million in cash. The divestment resulted in the recognition of an $11 million pretax gain ($7 million after tax) in the 1999 first quarter. With this divestment, the Company ceased steam coal mining activities.

4.   Write-Down of Assets and Other Matters.

     The following table sets forth summary information regarding the provision for write-down of assets and other matters for the nine months ended September 30, 2000 (in millions of dollars):

                                                 Pretax        After-Tax
                                               Provisions     Provisions
                                               ----------     ----------

     Value Added and Eastern Lubricants           $177           $123
       operations

     Employee terminations and related              11              7
       costs
     MTBE purchase commitment                       (7)            (4)

     Other                                           6              4
                                                  ----           ----
                                                  $187           $130
                                                  ====           ====

     During the third quarter of 2000, Sunoco announced its intention to sell its Puerto Rico refinery, lubricants blending and packaging facilities and lubricants branded marketing assets (which include the Kendall(R) motor oil brand and the customer lists for both the Sunoco(R) and Kendall(R) lubricants brands) (collectively, "Value Added and Eastern Lubricants"). In connection therewith, Sunoco recorded a $177 million charge ($123 million after tax) to write-down the assets to be divested to their estimated values. After-tax losses from these operations, which include allocated overhead expenses, totalled $29 and $3 million for the nine months ended September 30, 2000 and 1999, respectively. Negotiations concerning the sale of these assets to several prospective purchasers are ongoing, with the Company considering various alternatives, including the sale of the assets separately as well as on a combined basis. Other strategic options are also under consideration. As a result of these uncertainties, the actual loss upon final disposition may differ from the estimated loss recorded in the third quarter.

     During the first nine months of 2000, Sunoco also established accruals totalling $11 million ($7 million after tax) for employee terminations and related costs. The employee reductions were comprised primarily of administrative personnel. As of September 30, 2000, the amount of actual termination benefits paid and charged against the accrual totalled $4 million. Benefits related to these terminations will continue to be paid through 2001. In addition, in the second quarter of 2000, Sunoco reversed into income the remaining $7 million loss accrual ($4 million after tax) related to an MTBE purchase commitment (Note 8).

5.   Income from Discontinued Operations.

     During the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment (including a $7 million tax benefit) to the gain recognized in 1996 in connection with the divestment of the Company's International Production business. The adjustment resulted from the favorable resolution of certain United Kingdom income tax issues. At the time of the sale, this business was treated as a discontinued operation; therefore, this adjustment has been classified similarly in the condensed consolidated statement of operations for the nine months ended September 30, 2000.

6.   Earnings Per Share.

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the nine-month and three-month periods ended September 30, 2000 and 1999 (in millions, except per share amounts):

                                                               Nine Months             Three Months
                                                                  Ended                   Ended
                                                              September 30             September 30
                                                          --------------------      -------------------
                                                           2000          1999        2000*        1999
                                                           ----          ----        ----         ----
     Income (loss) from continuing
       operations                                         $ 257         $  59       $ (25)       $  14
     Income from discontinued operations                     11            --          --           --
                                                          -----         -----       -----        -----
     Net income (loss)                                    $ 268         $  59       $ (25)       $  14
                                                          =====         =====       =====        =====
     Weighted average number of common
       shares outstanding (basic EPS
       denominator)                                        87.7          90.4        86.1         90.4
     Add effect of dilutive stock
       incentive awards                                      .4            .8          --           .7
                                                          -----         -----       -----        -----
     Weighted average number of shares
       (diluted EPS denominator)                           88.1          91.2        86.1         91.1
                                                          =====         =====       =====        =====

     Basic EPS:
       Income (loss) from continuing                      $2.93         $ .65       $(.29)       $ .15
         operations
       Income from discountinued
         operations                                         .13            --          --           --
                                                          -----         -----       -----        -----
       Net income (loss)                                  $3.06         $ .65       $(.29)       $ .15
                                                          =====         =====       =====        =====
     Diluted EPS:
       Income (loss) from continuing                      $2.92         $ .65       $(.29)       $ .15
         operations
       Income from discontinued
         operations                                         .12            --          --           --
                                                          -----         -----       -----        -----
       Net income (loss)                                  $3.04         $ .65       $(.29)       $ .15
                                                          =====         =====       =====        =====

     ____________
     *Since the assumed issuance of common stock related to stock incentive awards would have resulted in a reduction in the loss per share, the diluted per share amounts are equal to the basic per share amounts.

7.   Transferred Interests in Cokemaking Operations.

     In the third quarter of 2000, Sunoco transferred an additional interest in its Jewell cokemaking operation to a third party investor for $214 million in cash. Third party investors in Sunoco's Indiana Harbor and Jewell cokemaking operations are now entitled to 95 and 98 percent, respectively, of the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, which are expected to end in 2002 and 2007, respectively, the investor in the Indiana Harbor operation will be entitled to a variable minority interest in the cash flows and tax benefits from Indiana Harbor ranging from 5 to 23 percent, while the investor in the Jewell operation will be entitled to a minority interest in the cash flows and tax benefits from Jewell amounting to 18 percent. The balance attributable to the investors' interests in these operations totalled $335 and $175 million at September 30, 2000 and December 31, 1999, respectively, and is reflected in other deferred credits and liabilities in the condensed consolidated balance sheets.

8.   Commitments and Contingent Liabilities.

     A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture that owns and operates a methyl tertiary butyl ether ("MTBE") production facility in Mont Belvieu, Texas. At September 30, 2000, the Company had a $62 million investment in this operation.

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

     During the first five months of 2000 and the full years 1999, 1998 and 1997, actual MTBE purchase costs in excess of spot market prices totalling $12, $39, $47 and $65 million, respectively, were charged against the accrual. Beginning in May 2000, Sunoco began paying BEF spot-market-related prices for the last four years of the agreement. Accordingly, the remaining $7 million accrual ($4 million after tax) was reversed into income in the second quarter of 2000 as a credit to the provision for write-down of assets and other matters.

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

     Sunoco is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 2000, Sunoco had been named as a PRP at 52 sites identified or potentially identifiable as "Superfund" sites under CERCLA. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

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

     Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                  At               At
                                             September 30     December 31
                                                 2000             1999
                                             ------------     -----------

          Accrued liabilities                    $ 37             $ 46
          Other deferred credits and
            liabilities                           110              114
                                                 ----             ----
                                                 $147             $160
                                                 ====             ====

     Pretax charges against income for environmental remediation amounted to $11 and $8 million for the nine months ended September 30, 2000 and 1999, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $4 million at September 30, 2000 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

     On October 4, 1996, Sunoco filed a complaint in Los Angeles County Superior Court, Jalisco Corporation, Inc., et al. v. Argonaut Insurance Company, et al. (Case No. BC 158441), naming more than 45 insurance companies as defendants and seeking recovery under numerous insurance policies for certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from the ownership and operation of its businesses. In the first nine months of 2000 and the years 1999 and 1998, the Company entered into several settlements which resolved most of these claims. As a result, the Company received net cash proceeds totalling $36 million in the first nine months of 2000, $96 million in 1999 and $4 million in 1998. Pretax gains of $7 million ($5 million after tax), $73 million ($47 million after tax) and $58 million ($38 million after tax) were recognized in the first nine months of 2000 and the years 1999 and 1998, respectively, in connection with these settlements.

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

     Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that any expenditures attributable to these matters will be incurred over an extended period of time and will be funded from Sunoco's net cash flows from operating activities. Although the ultimate impact of these matters could have a significant impact on results of operations or cash flows for any future quarter or year, management of Sunoco believes that any additional liabilities which may arise pertaining to such matters would not be material in relation to the consolidated financial position of Sunoco at September 30, 2000. Furthermore, management believes that the overall costs for environmental activities will not have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

9.   Chemicals Joint Venture.

     Effective June 15, 2000, Sunoco entered into a joint venture which combined Sunoco Chemicals' polymer-grade propylene operation at the Marcus Hook refinery with its partner's adjacent polypropylene business. The following is a summary of the effects of this transaction on Sunoco's consolidated financial position as of the transaction date (in millions of dollars):

          Increase (decrease) in:
            Properties, plants and equipment, net                $(49)
            Investments and long-term receivables                  64
                                                                 ----
          Cash advances to the joint venture                     $ 15
                                                                 ====

     In connection with this joint venture, Sunoco is contingently liable under an arrangement which guarantees $120 million of the joint venture's outstanding bridge financing.

10.  Shareholders' Equity.

                                                       At             At
                                                  September 30    December 31
                                                      2000           1999
                                                  ------------    -----------
                                                     (Millions of Dollars)

       Common stock, par value $1 per share          $  132          $  132
       Capital in excess of par value                 1,401           1,397
       Earnings employed in the business              1,817           1,615
                                                     ------          ------
                                                      3,350           3,144
       Less common stock held in treasury,
         at cost                                      1,774           1,638
                                                     ------          ------
       Total                                         $1,576          $1,506
                                                     ======          ======

11.  Business Segment Information.

     The following tables set forth information concerning Sunoco's business segments for the nine-month and three-month periods ended September 30, 2000 and 1999 (in millions of dollars):

                                             Sales and Other
                                            Operating Revenue           Profit Contri-
                                         ------------------------
Nine Months Ended                        Unaffiliated      Inter-        bution (Loss)
September 30, 2000                         Customers      segment         (after tax)
------------------                       ------------     -------        -------------
Northeast Refining                          $ 3,365        $2,104            $ 175
Northeast Marketing                           3,331            --               31
Chemicals                                       560            --               43
Lubricants*                                   1,154            10              (22)
MidAmerica Marketing &
  Refining                                    1,754            --               57
Logistics                                        39            96               35
Coke                                            167            --               44
                                            -------                          -----
                                            $10,370                            363
                                            =======
Gain on income tax
  settlement                                                                    79
Gain on settlement of
  insurance litigation                                                           5
Provision for write-down
  of assets and other matters                                                 (130)
Corporate expenses                                                             (18)
Net financing expenses
  and other                                                                    (42)
Income from discontinued
  operations                                                                    11
                                                                             -----
Net income                                                                   $ 268
                                                                             =====
Nine Months Ended
September 30, 1999
------------------
Northeast Refining                          $ 2,038        $1,165            $ (26)
Northeast Marketing                           2,337            --               36
Chemicals                                       368            --               23
Lubricants*                                     758            27              (12)
MidAmerica Marketing &
  Refining                                    1,136            --               (9)
Logistics                                        41            85               40
Coke                                            160            --               47
                                            -------                          -----
                                            $ 6,838                             99
                                            =======
Gain on settlement of
  insurance litigation                                                          24
Corporate expenses                                                             (18)
Net financing expenses
  and other                                                                    (46)
                                                                             -----
Net income                                                                   $  59
                                                                             =====

____________
*Includes Value Added and Eastern Lubricants operations which are subject to a divestment plan (Note 4).

                                             Sales and Other
                                            Operating Revenue           Profit Contri-
                                         ------------------------
Three Months Ended                       Unaffiliated      Inter-        bution (Loss)
September 30, 2000                         Customers      segment         (after tax)
------------------                       ------------     -------        -------------
Northeast Refining                          $1,157          $777             $  62
Northeast Marketing                          1,213            --                18
Chemicals                                      190            --                10
Lubricants*                                    412             7                (8)
MidAmerica Marketing &
  Refining                                     660            --                14
Logistics                                       15            33                12
Coke                                            55            --                17
                                            ------                           -----
                                            $3,702                             125
                                            ======

Gain on settlement of
  insurance litigation                                                           5
Provision for write-down
  of assets and other matters                                                 (134)
Corporate expenses                                                              (6)
Net financing expenses
  and other                                                                    (15)
                                                                             -----
Net loss                                                                     $ (25)
                                                                             =====

Three Months Ended
September 30, 1999
------------------
Northeast Refining                          $  760          $501             $   1
Northeast Marketing                            909            --                 5
Chemicals                                      129            --                 6
Lubricants*                                    296            11                (8)
MidAmerica Marketing &
  Refining                                     463            --                 4
Logistics                                       14            29                13
Coke                                            57            --                13
                                            ------                           -----
                                            $2,628                              34
                                            ======

Gain on settlement of
  insurance litigation                                                           1
Corporate expenses                                                              (6)
Net financing expenses
  and other                                                                    (15)
                                                                             -----
Net income                                                                   $  14
                                                                             =====

_________
*Includes Value Added and Eastern Lubricants operations which are subject to a divestment plan (Note 4).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                      RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                                           Nine Months Ended
                                                              September 30
                                                        -----------------------
                                                         2000             1999             Variance
                                                         ----             ----             --------
                                                                   (Millions of Dollars)
Sun Northeast Refining                                  $ 175            $ (26)              $ 201
Sunoco Northeast Marketing                                 31               36                  (5)
Sunoco Chemicals                                           43               23                  20
Sun Lubricants*                                           (22)             (12)                (10)
Sunoco MidAmerica Marketing & Refining                     57               (9)                 66
Sunoco Logistics                                           35               40                  (5)
Sun Coke                                                   44               47                  (3)
Corporate expenses                                        (18)             (18)                 --
Net financing expenses and other                          (42)             (46)                  4
                                                        -----             ----               -----
                                                          303               35                 268
Special items:
  Gain on income tax settlement                            79               --                  79
  Gain on settlement of insurance
    litigation                                              5               24                 (19)
  Provision for write-down of assets
    and other matters                                    (130)              --                (130)
  Income from discontinued operations                      11               --                  11
                                                        -----             ----               -----
Consolidated net income                                 $ 268            $  59               $ 209
                                                        =====             ====               =====

___________
*Includes after-tax losses (after allocated overhead expenses) of $29 and $3 million for the nine months ended September 30, 2000 and 1999, respectively, attributable to the Value Added and Eastern Lubricants operations, which are subject to a divestment plan (see Note 4 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the nine-month period ended September 30, 2000, Sunoco earned $268 million, or $3.04 per share of common stock on a diluted basis, compared to net income of $59 million, or $.65 per share, for the first nine months of 1999. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $303 million in the first nine months of 2000 compared to $35 million in the first nine months of 1999.

Sun Northeast Refining -- The Sun Northeast Refining business earned $175 million in the first nine months of 2000 versus a loss of $26 million in the first nine months of 1999. The increase in earnings was due to significantly higher refining margins, which increased $2.74 per barrel versus the 1999 first nine months. Higher expenses, particularly refinery fuel costs, partially offset the margin improvement.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $31 million in the current nine-month period versus income of $36 million in the first nine months of 1999. An increase in retail gasoline sales volumes, higher distillate volumes and margins and higher average convenience store sales were more than offset by higher planned marketing and administrative expenses, including expenses related to Sunoco's service station reimaging program.

Sunoco Chemicals -- Sunoco Chemicals earned $43 million in the first nine months of 2000 versus $23 million in last year's first nine months. The increase in earnings was largely due to higher margins for propylene, increased income from the BEF joint venture and increased production of cumene and phenol, partially offset by higher expenses, particularly refinery fuel costs.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $22 million in the first nine months of 2000 versus a loss of $12 million in the 1999 first nine months. The decrease in results was primarily due to lower specialty oil margins (down $7.96 per barrel) caused by significantly higher crude oil costs during the first nine months of 2000 and higher expenses due to an increase in refinery fuel costs. Partially offsetting these negative factors were improved margins on gasoline and distillates and higher base oil margins.

During the third quarter of 2000, Sunoco announced its intention to sell its Value Added and Eastern Lubricants operations. In connection therewith, Sunoco recorded a $177 million charge ($123 million after tax) to write-down the assets to be divested to their estimated values. This charge is reported as part of the Provision for Write-Down of Assets and Other Matters shown separately in the Earnings Profile of Sunoco Businesses (see Note 4 to the condensed consolidated financial statements). The operations of the Tulsa refinery are unaffected by this decision and will continue to make fuels and base oil products which are sold into process oil, wholesale base oil and wax markets.

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $57 million during the current nine-month period versus a loss of $9 million in the first nine months of 1999. The improvement was primarily due to significantly higher realized wholesale fuels margins, which increased $3.07 per barrel versus the first nine months of 1999. A six percent increase in retail gasoline sales volumes also contributed to the improvement. Partially offsetting these increases were higher operating expenses due to an increase in refinery fuel costs.

Sunoco Logistics -- Sunoco Logistics earned $35 million in the first nine months of 2000 versus $40 million in the first nine months of 1999. The decrease in earnings was primarily due to lower income from Sunoco's Nederland, TX, crude oil terminal and higher expenses.

Sun Coke -- Sun Coke earned $44 million in the first nine months of 2000 versus $47 million in the 1999 first nine months. The decrease in earnings was due to the absence of a $7 million after-tax gain associated with the sale of the Company's Shamrock steam coal mining operation, which was recognized in the first quarter of 1999, partially offset by higher coke margins and an increase in tax credits recognized.

Net Financing Expenses and Other -- Net financing expenses and other activities totalled $42 million for the first nine months of 2000 versus $46 million for the 1999 first nine months. The decrease was due in part to higher capitalized interest and higher interest income.

Gain on Income Tax Settlement -- In the second quarter of 2000, Sunoco recorded a $79 million after-tax gain from the settlement of certain federal income tax issues (see Note 2 to the condensed consolidated financial statements).

Gain on Settlement of Insurance Litigation -- In the first nine months of 2000 and 1999, Sunoco recognized $5 and $24 million, respectively, of after-tax gains in connection with the settlement of insurance claims related to certain environmental matters (see Note 3 to the condensed consolidated financial statements).

Provision for Write-Down of Assets and Other Matters -- During the first nine months of 2000, Sunoco recorded a $123 million after-tax provision to write down the assets in its Value Added and Eastern Lubricants operations that are subject to a divestment plan to their estimated values. During this period, Sunoco also established accruals totalling $11 million ($7 million after tax) for employee terminations (primarily administrative personnel), reversed into income the remaining $7 million ($4 million after tax) loss accrual related to an MTBE purchase commitment and recorded a $4 million after-tax provision to write-down to fair value certain assets in its refining and marketing business. (See Note 4 to the condensed consolidated financial statements.)

Income from Discontinued Operations -- In the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment to the gain on divestment of Sunoco's International Production business which was sold in 1996 (see Note 5 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Operations
-----------------------------------------------------------

Revenues -- Total revenues were $10.56 billion in the first nine months of 2000 compared to $6.96 billion in the first nine months of 1999. The 52 percent increase was due to significantly higher refined product sales prices.

Costs and Expenses -- Total pretax costs and expenses were $10.18 billion in the first nine months of 2000 compared to $6.87 billion in the 1999 nine-month period. The 48 percent increase in the first nine months of 2000 was primarily due to significantly higher crude oil and refined product acquisition costs largely as a result of crude oil price increases. Also contributing to the increase was the provision for write-down of assets and other matters recorded in the third quarter of 2000.


                     RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                                         Three Months Ended
                                                            September 30
                                                      -----------------------
                                                       2000             1999             Variance
                                                       ----             ----             --------
                                                                 (Millions of Dollars)

Sun Northeast Refining                                $  62            $   1               $  61
Sunoco Northeast Marketing                               18                5                  13
Sunoco Chemicals                                         10                6                   4
Sun Lubricants*                                          (8)              (8)                 --
Sunoco MidAmerica Marketing & Refining                   14                4                  10
Sunoco Logistics                                         12               13                  (1)
Sun Coke                                                 17               13                   4
Corporate expenses                                       (6)              (6)                 --
Net financing expenses and other                        (15)             (15)                 --
                                                      -----            -----               -----
                                                        104               13                  91
Special items:
  Gain on settlement of insurance
    litigation                                            5                1                   4
  Provision for write-down of assets
    and other matters                                  (134)              --                (134)
                                                      -----            -----               -----
Consolidated net income (loss)                        $ (25)           $  14               $ (39)
                                                      =====            =====               =====

_________
*Includes after-tax losses (after allocated overhead expenses) of $11 and $5 million for the three months ended September 30, 2000 and 1999, respectively, attributable to the Value Added and Eastern Lubricants operations, which are subject to a divestment plan (see Note 4 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended September 30, 2000, Sunoco had a net loss of $25 million, or $.29 per share of common stock on a diluted basis, compared to net income of $14 million, or $.15 per share, for the third quarter of 1999. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco had income of $104 million in the third quarter of 2000 compared to $13 million in the third quarter of 1999.

Sun Northeast Refining -- The Sun Northeast Refining business earned $62 million in the third quarter of 2000 versus $1 million in the third quarter of 1999. The improvement was due to significantly higher wholesale fuels margins. Despite increased crude oil and transportation costs, realized refining margins averaged $5.69 per barrel for the quarter as most product margins, particularly distillates and gasoline, were up sharply from 1999 levels. Sun Northeast Refining results also benefited from excellent management of crude purchases and wholesale marketing during the quarter. Higher expenses, largely related to increased natural gas fuel costs, partially offset the margin improvement.

Sunoco Northeast Marketing -- The Sunoco Northeast Marketing business earned $18 million in the current quarter versus $5 million in the third quarter of 1999. The improvement was primarily due to higher retail gasoline margins, which increased over 3 cents per gallon versus third quarter 1999 levels. Higher retail gasoline and distillate sales volumes, which increased three and six percent, respectively, also contributed to the improved results.

Sunoco Chemicals -- Sunoco Chemicals earned $10 million in the third quarter of 2000 versus $6 million in the 1999 third quarter. Despite higher feedstock costs, margins for cumene and phenol increased. Higher production volumes and increased income from the BEF joint venture also contributed to the earnings improvement.

Sun Lubricants -- The Sun Lubricants business recorded a loss of $8 million in both third quarter periods. Increased margins for lubricant base oils and transportation fuels produced at the Tulsa refinery were offset by lower specialty oil margins and higher refinery fuel costs. During the third quarter of 2000, Sunoco recorded a $177 million charge ($123 million after tax) to write-down certain assets to be divested in its Lubricants operation to their estimated values. This charge is reported as part of the Provision for Write-Down of Assets and Other Matters shown separately in the Earnings Profile of Sunoco Businesses (see Note 4 to the condensed consolidated financial statements).

Sunoco MidAmerica Marketing & Refining -- Sunoco MidAmerica Marketing & Refining earned $14 million during the current quarter versus $4 million in the 1999 third quarter. The increase was largely due to higher average wholesale fuels and petrochemical margins and increased production at the Toledo refinery.
Fuels margins were seasonally strong at $4.13 per barrel and averaged over 50 cents per barrel more than the 1999 third quarter. Reliability at the Toledo refinery has been excellent since the completion of major turnaround work in mid-April. Average crude runs were up 13 percent from the 1999 third quarter.

Sunoco Logistics -- Net income was $12 million in the third quarter of 2000 versus $13 million in the 1999 third quarter. Higher throughput revenue was more than offset by an increase in expenses and lower income from joint venture pipeline operations.

Sun Coke -- Sun Coke earned $17 million in the third quarter of 2000 versus $13 million for the third quarter of 1999. The increased earnings are due, in part, to an increase in tax credits recognized by Sun Coke. Higher coke production at Indiana Harbor also contributed to the improved results.

Gain on Settlement of Insurance Litigation -- In the third quarters of 2000 and 1999, Sunoco recognized $5 and $1 million, respectively, of after-tax gains associated with the settlement of insurance claims related to certain environmental matters (see Note 3 to the condensed consolidated financial statements).

Provision for Write-Down of Assets and Other Matters -- For a discussion of the provision for write-down of assets and other matters recorded in the third quarter of 2000, see Note 4 to the condensed consolidated financial statements.

Analysis of Condensed Consolidated Statements of Operations
-----------------------------------------------------------

Revenues -- Total revenues were $3.74 billion in the third quarter of 2000 compared to $2.65 billion in the third quarter of 1999. The 41 percent increase in the third quarter of 2000 was primarily due to significantly higher refined product sales prices.

Costs and Expenses -- Total pretax costs and expenses were $3.76 billion in the third quarter of 2000 compared to $2.63 billion in the third quarter of 1999. The 43 percent increase in the third quarter of 2000 was primarily due to significantly higher crude oil and refined product acquisition costs largely as a result of crude oil price increases. Also contributing to the increase was the provision for write-down of assets and other matters recorded in the third quarter of 2000.


                              FINANCIAL CONDITION

Cash and Working Capital
------------------------

At September 30, 2000, Sunoco had cash and cash equivalents of $34 million compared to $87 million at December 31, 1999, and had a working capital deficit of $51 million compared to $310 million at December 31, 1999. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at September 30, 2000 by $1,080 million. Inventories valued at LIFO, which consist of crude oil and refined products, are readily marketable at their current replacement values. Management believes that the current levels of Sunoco's cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first nine months of 2000, Sunoco's net cash provided by operating activities ("cash generation") was $381 million compared to $267 million in the first nine months of 1999. This $114 million increase in cash generation was primarily due to an increase in income before special items, partially offset by an increase in working capital uses pertaining to operating activities.

In the third quarter of 2000, Sunoco transferred an additional interest in its Jewell cokemaking operation to a third party investor in exchange for $214 million in cash. The investor is entitled to 98 percent of the cash flows and tax benefits from this cokemaking operation until certain cumulative return targets have been met. After this preferential return period, which is expected to end in 2007, the third party will be entitled to a minority interest in the cash flows and tax benefits from the Jewell cokemaking operation amounting to 18 percent. Sunoco did not recognize any gain or loss on this transaction.

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

The following table sets forth amounts outstanding related to Sunoco's borrowings (in millions of dollars):

                                                  At                At
                                             September 30       December 31
                                                 2000              1999
                                             ------------       -----------

Short-term borrowings - commercial paper        $  --              $  150
Current portion of long-term debt                   2                   1
Long-term debt                                    932                 878
                                                -----              ------
Total borrowings                                $ 934              $1,029
                                                =====              ======

Sunoco's ratio of debt (net of available cash) to total capital was 36.4 percent at September 30, 2000 compared to 38.5 percent at December 31, 1999. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.


                            NEW ACCOUNTING STANDARD

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, in June 2000, was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, "new derivative accounting"). Sunoco expects to adopt the new derivative accounting effective January 1, 2001 when adoption is mandatory. The Company is currently evaluating the potential impact of the new derivative accounting. Based upon the results of this review to date and the level of its derivative activity, the Company does not expect adoption of the new accounting to have a significant impact on its results of operations or financial position.


                               SHARE REPURCHASES

During the first nine months of 2000, the Company repurchased 4,932,614 shares of its common stock for $136 million, which completed the $150 million share repurchase program initiated in December 1998. In September 2000, the Company received authorization from its Board of Directors to repurchase an additional $200 million of Company common stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions. As of September 30, 2000, no repurchases had been made under the new $200 million program.


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


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     On August 14, 2000, the Pennsylvania Department of Environmental Protection ("PADEP") presented Sunoco, Inc. (R&M) with a civil penalty demand in excess of $100,000 relating to a November 23, 1998 Notice of Violation, alleging various violations of PADEP air pollution rules and regulations at Sunoco's Marcus Hook, PA refinery.

     Many other legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at September 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

     12  -  Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
            Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2000.

     27  -  Article 5 of Regulation S-X, Financial Data Schedule.

Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended September 30, 2000.

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


     SUNOCO, INC.



BY   /s/ JOSEPH P. KROTT
     ------------------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE November 2, 2000

                                 EXHIBIT INDEX

Exhibit
Number                                     Exhibit
------         -----------------------------------------------------------------

  12 Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2000.

  27           Article 5 of Regulation S-X, Financial Data Schedule.