Form 10-K405
period 2000-12-31
SUNOCO INC
filed 2001-03-01
CIK 95304

                                     2000
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 2000

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
                                         (I.R.S. Employer Identification No.)
    (State or other jurisdiction of
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. [X]

   At January 31, 2001, the aggregate market value of voting stock held by nonaffiliates was $2,703 million.

   At January 31, 2001, there were 84,793,886 shares of Common Stock, $1 par value, outstanding.

   Selected portions of the Sunoco, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 2000 are incorporated by reference in Parts I, II and IV of this Form 10-K.

   Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

   Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2000 Annual Report to Shareholders for a discussion of the factors that could cause actual results to differ materially from those projected.

General

   Sunoco, Inc.* was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1801 Market Street, Philadelphia, PA 19103-1699. Its telephone number is (215) 977-3000 and its Internet website address is www.SunocoInc.com.

   The Company, through its subsidiaries, is principally a petroleum refiner and marketer and chemicals manufacturer with interests in cokemaking. Sunoco's petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and petrochemical feedstocks, and the transportation of crude oil and refined products. Sunoco's chemical operations comprise the manufacturing, distribution and marketing of base commodity and intermediate petrochemicals. The petroleum refining and marketing and chemicals operations are conducted principally in the eastern half of the United States. Sunoco's cokemaking operations are conducted in Virginia and Indiana.

   The Company's operations are organized into seven business units (Sun Northeast Refining, Sunoco Northeast Marketing, Sunoco Chemicals, Sun Lubricants, Sunoco MidAmerica Marketing & Refining, Sunoco Logistics and Sun
Coke) plus a holding company and a shared services organization. The accompanying discussion of the Company's business and properties reflects this organizational structure. For additional information regarding these business units, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2000 Annual Report to Shareholders. Business segment information is also presented in Note 19 to the Consolidated Financial Statements in the Company's 2000 Annual Report to Shareholders.

   Sunoco owns and operates five domestic refineries which are located in Marcus Hook, PA, Philadelphia, PA, Toledo, OH, Tulsa, OK and Yabucoa, Puerto Rico. The refineries in Marcus Hook, Philadelphia and Toledo produce principally fuels and petrochemicals while the refineries in Tulsa and Puerto Rico emphasize lubricants production with related fuels production being sold in the wholesale market. The Puerto Rico refinery is subject to a plan of disposition (see "Sun Lubricants" below). In addition, Sunoco owns and operates a petrochemical facility in Philadelphia, PA, which produces phenol and acetone, and is a joint venture partner in a facility in Marcus Hook which produces propylene and polypropylene and in a facility in Mont Belvieu, TX, which produces MTBE.

--------
*In this report, the terms "Company" and "Sunoco" are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships. References in this Annual Report on Form 10-K to material in the Company's 2000 Annual Report to Shareholders and in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

   Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation ("Aristech"), a wholly owned subsidiary of Mitsubishi Corporation. Included in the acquisition are Aristech's five chemical plants located at Neal, WV; Haverhill, OH; Neville Island, PA; and Pasadena and LaPorte, TX and a research center in Pittsburgh, PA. These facilities have the capacity to produce annually 1.5 billion pounds of propylene, over 1.6 billion pounds of phenol and related derivatives (including bisphenol-A), and 800 million pounds of plasticizers.

   The following table sets forth certain consolidated information concerning Sunoco's operations (in thousands of barrels daily). Additional information is set forth on page 46 in the Company's 2000 Annual Report to Shareholders.

  Products Manufactured for Sale to Third Parties

                                                            2000  1999*  1998*
                                                            ----- -----  -----
   Crude Unit Capacity..................................... 730.0 730.0  697.0
                                                            ===== =====  =====
   Input to Crude Units**.................................. 679.5 683.6  685.8
                                                            ===== =====  =====
   Products Manufactured:***
    Gasoline............................................... 332.8 343.9  334.9
    Middle Distillates..................................... 224.7 225.1  221.6
    Residual Fuel..........................................  63.7  66.1   67.0
    Petrochemicals.........................................  38.1  41.6   37.8
    Lubricants+............................................  23.6  23.5   21.2
    Other..................................................  88.8  81.1   78.4
                                                            ----- -----  -----
                                                            771.7 781.3  760.9
                                                            ===== =====  =====

--------
  *Reclassified to conform to the 2000 presentation.
 **Excludes approximately 25-30 thousand barrels per day of reduced crude oil processed at the Puerto Rico refinery. The refinery has been processing reduced crude oil instead of conventional crude oil subsequent to the completion of a reconfiguration project in 1997. This facility is subject to a plan of disposition.
***Includes approximately 25-30 thousand barrels per day of production at the Puerto Rico refinery.
  +Consists of base oils, waxes and extracts.

  Supply and Distribution

   Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Sunoco's refineries processed approximately 80 percent light sweet crude oil during 2000. The Company believes that ample supplies of light sweet crude oil will continue to be available. The following table sets forth Sunoco's net sources of crude oil (in percentages):

                                                                  2000 1999 1998
                                                                  ---- ---- ----
   Africa........................................................  59   55   59
   United States.................................................  19   20   21
   Canada........................................................  14   13    7
   North Sea.....................................................   5    6    6
   South and Central America.....................................   2    4    5
   Russia........................................................   1    2    2
                                                                  ---  ---  ---
                                                                  100  100  100
                                                                  ===  ===  ===

   The following table sets forth summary information concerning Sunoco's supply and distribution of crude oil and refined products (in thousands of barrels daily):

                                                          2000   1999    1998
                                                          -----  -----   -----
   Supply:
    Crude Oil Purchases*................................. 703.0  696.1   702.2
    Crude Oil Inventory Change...........................  (4.1)   5.9    (7.4)
    Refined Product Purchases (including Feedstocks)..... 121.9  134.4   119.8
                                                          -----  -----   -----
                                                          820.8  836.4   814.6
                                                          =====  =====   =====
   Distribution:
    Refined Product Sales................................ 810.7  833.8   798.9
    Refined Product Inventory Change.....................    .8   (7.9)    1.1
    Internal Consumption and Other.......................   9.3   10.5    14.6
                                                          -----  -----   -----
                                                          820.8  836.4   814.6
                                                          =====  =====   =====
--------
*Includes purchases of reduced crude oil.

  Refined Product Sales*

   Sunoco sells fuels through retail and wholesale channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Sunoco's consolidated refined product sales (in thousands of barrels daily):

                                                          2000   1999**  1998**
                                                          -----  -----   -----
   Gasoline:
    Wholesale............................................ 145.0  169.1   164.6
    Retail............................................... 225.3  216.6   208.6
   Middle Distillates.................................... 253.6  258.8   241.3
   Residual Fuel.........................................  64.9   68.0    70.8
   Petrochemicals........................................  42.3   42.4    37.8
   Lubricants***.........................................  25.0   26.1    24.5
   Other.................................................  54.6   52.8    51.3
                                                          -----  -----   -----
                                                          810.7  833.8   798.9
                                                          =====  =====   =====

--------
  *Includes approximately 25-30 thousand barrels per day of sales from the Puerto Rico refinery. This facility is subject to a plan of disposition.
 **Reclassified to conform to the 2000 presentation.
***Consists of base oils, specialty oils, process oils, waxes and extracts.

   As of December 31, 2000, 1999 and 1998, branded fuels sales were made through 3,635, 3,538 and 3,532 retail gasoline outlets, respectively. Of these outlets, 1,837 were direct outlets (Company/dealer owned or leased) and 1,798 were distributor outlets at December 31, 2000.

   The following are separate discussions of Sunoco's business units.

 Sun Northeast Refining

   The Sun Northeast Refining business consists of the manufacture of petroleum products, including gasoline, middle distillates (including jet fuel, heating oil and diesel fuel), residual fuel oil and petrochemical feedstocks at Sunoco's Marcus Hook and Philadelphia refineries and the sale of these products to other Sunoco business units and to wholesale and industrial customers. (See "Sunoco MidAmerica Marketing & Refining" and "Sun Lubricants" below, for a discussion of operations at Sunoco's Toledo, Puerto Rico and Tulsa refineries.)

   The following table sets forth information concerning operations at the Marcus Hook and Philadelphia refineries (in thousands of barrels daily):

                                  2000                   1999                   1998
                         ---------------------- ---------------------- ----------------------
                          Marcus  Phila.,        Marcus  Phila.,        Marcus  Phila.,
                         Hook, PA   PA    Total Hook, PA   PA    Total Hook, PA   PA    Total
                         -------- ------- ----- -------- ------- ----- -------- ------- -----
Crude Unit Capacity.....  175.0    330.0  505.0  175.0    330.0  505.0  175.0    307.0  482.0
                          =====    =====  =====  =====    =====  =====  =====    =====  =====
Input to Crude Units....  156.5    306.2  462.7  169.2    301.3  470.5  166.7    304.3  471.0
                          =====    =====  =====  =====    =====  =====  =====    =====  =====
Conversion Capacity*....   98.0    112.0  210.0   98.0    112.0  210.0   86.0    105.0  191.0
                          =====    =====  =====  =====    =====  =====  =====    =====  =====
Conversion Unit
 Throughput.............   79.8    108.7  188.5   93.3    107.0  200.3   91.6     89.9  181.5
                          =====    =====  =====  =====    =====  =====  =====    =====  =====
Products Manufactured:
 Gasoline...............   79.1    153.2  232.3   90.9    151.4  242.3   88.0    143.6  231.6
 Middle Distillates.....   61.6    103.6  165.2   68.2    100.2  168.4   68.6     99.4  168.0
 Residual Fuel..........   10.9     41.3   52.2   10.7     41.0   51.7   11.1     42.0   53.1
 Petrochemical
  Feedstocks**..........   17.5      6.1   23.6   19.4      6.3   25.7   17.6      5.2   22.8
 Other..................   19.1     23.1   42.2   18.7     22.5   41.2   16.8     23.5   40.3
                          -----    -----  -----  -----    -----  -----  -----    -----  -----
                          188.2    327.3  515.5  207.9    321.4  529.3  202.1    313.7  515.8
                          =====    =====  =====  =====    =====  =====  =====    =====  =====

--------
 *Represents Sunoco's capacity to upgrade low-value petroleum products into higher-value products through catalytic cracking.
**Petrochemical feedstocks are utilized by the Sunoco Chemicals business to produce petrochemicals at these facilities. (See "Sunoco Chemicals" below.)

   During 2000, the Marcus Hook refinery had a scheduled turnaround of a 98 thousand barrels-per-day catalytic cracking unit. Other associated processing units, including a gas plant, the alkylation unit and an 85 thousand barrels-per-day crude unit were also shut down for scheduled maintenance during this period. The turnaround was completed in a record 29 days. In September 2000, a fire at the Philadelphia refinery resulted in the three-week shutdown of a 130 thousand barrels-per-day crude unit. A four-week scheduled maintenance turnaround was also performed on this unit.

   During 1999, input to the crude units was voluntarily cut back in response to the low margin environment. As a result, production of low-value products was reduced without limiting production of high-value products from the catalytic cracking units. Catalytic cracking utilization was higher in 1999 versus 1998 primarily due to the absence of any shutdowns in 1999. The Philadelphia refinery had one planned and one unplanned catalytic cracker shutdown during 1998. The most significant of this downtime was at a 73 thousand barrels-per-day unit at this facility. It included a 29-day shutdown due to an emergency power interruption by the local utility and related start-up problems and a subsequent scheduled six-week turnaround and modernization of the unit. Scheduled maintenance activity during 1998 also included a 23-day turnaround of the 200 thousand barrels-per-day crude unit at the Philadelphia refinery.

   During 1999, Sun Northeast Refining completed numerous fuel recovery projects at the Philadelphia refinery. The improvements made have enabled the upgrade of products previously used as refinery fuel into higher value products.

   The Philadelphia and Marcus Hook refineries process predominantly light sweet crude oils, which are supplied from foreign sources. The following table sets forth information concerning the crude oil purchased for processing at these refineries (in thousands of barrels daily):

                                  2000                   1999                   1998
                         ---------------------- ---------------------- ----------------------
                          Marcus  Phila.,        Marcus  Phila.,        Marcus  Phila.,
                         Hook, PA   PA    Total Hook, PA   PA    Total Hook, PA   PA    Total
                         -------- ------- ----- -------- ------- ----- -------- ------- -----
Crude Type:
 West African Light.....   79.6    189.4  269.0   54.4    174.1  228.5   71.4    197.5  268.9
 West African Heavy.....   31.7     93.1  124.8   25.7    106.0  131.7   30.2     97.8  128.0
 North Sea..............   16.0      4.2   20.2   34.4      5.6   40.0   33.4      4.9   38.3
 South and Central
  American Light........   12.3      2.0   14.3   20.1      4.3   24.4   29.3      5.5   34.8
 Canadian Light.........   28.4      5.9   34.3   31.6      5.4   37.0    4.0       .7    4.7
                          -----    -----  -----  -----    -----  -----  -----    -----  -----
                          168.0    294.6  462.6  166.2    295.4  461.6  168.3    306.4  474.7
                          =====    =====  =====  =====    =====  =====  =====    =====  =====

   Total fuels products sold to third parties at wholesale by Sun Northeast Refining in 2000 were 335.4 thousand barrels daily compared to 365.6 thousand barrels daily in 1999 and 353.8 thousand barrels daily in 1998. Sales to other Sunoco business units by Sun Northeast Refining (primarily gasoline, middle distillates and chemical feedstocks) totalled 204.0, 197.5 and 186.1 thousand barrels daily in 2000, 1999 and 1998, respectively.

   Sunoco's Philadelphia and Marcus Hook refineries are connected by pipeline, barge, truck and rail. An inter-refinery pipeline enables the transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks. Finished products are delivered to customers via Sunoco's pipeline and terminal network, third-party pipelines and barges.

   During the fourth quarter of 1999, Sun Northeast Refining entered into an agreement with a subsidiary of FPL Energy ("FPL") to purchase steam from a 725-megawatt, natural gas fired cogeneration power plant to be constructed, owned and operated by FPL at Sunoco's Marcus Hook refinery. Steam supplied by the power plant will reduce the refinery's steam supply costs. It is anticipated that construction will commence during 2001.

 Sunoco Northeast Marketing

   The Sunoco Northeast Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in the eastern United States. These activities are conducted primarily in a 13-state region from Maine through Tennessee, with the highest concentration of outlets in Connecticut, Massachusetts, New Jersey, New York, Pennsylvania and Rhode Island. (See "MidAmerica Marketing & Refining" below for a discussion of similar operations conducted in the midwestern U.S.)

   The following table sets forth Sunoco's retail gasoline outlets in the eastern United States at December 31, 2000, 1999 and 1998:

                                                               2000  1999  1998
                                                               ----- ----- -----
   Direct Outlets:
    Company Owned or Leased:
     Company-Operated:
      Traditional.............................................   148   148   127
      APlus(R) Convenience Stores.............................   228   200   164
                                                               ----- ----- -----
                                                                 376   348   291
                                                               ----- ----- -----
     Dealer-Operated:
      Traditional.............................................   295   319   352
      APlus(R) Convenience Stores.............................   213   221   241
      Ultra Service Centers(SM)...............................   216   229   234
                                                               ----- ----- -----
                                                                 724   769   827
                                                               ----- ----- -----
    Total Company Owned or Leased*............................ 1,100 1,117 1,118
    Dealer Owned**............................................   403   394   386
                                                               ----- ----- -----
   Total Direct Outlets....................................... 1,503 1,511 1,504
   Distributor Outlets........................................ 1,183 1,136 1,121
                                                               ----- ----- -----
                                                               2,686 2,647 2,625
                                                               ===== ===== =====

--------
 *Gasoline throughput per Company owned or leased outlet averaged 110.8, 109.6 and 103.8 thousands of gallons monthly during 2000, 1999 and 1998, respectively. The improvement during the 1998-2000 period is consistent with Sunoco Northeast Marketing's goal of increasing gasoline throughput per outlet.
**Primarily traditional outlets.

   Sunoco Northeast Marketing's portfolio of outlets is designed to provide optimal profit potential in each of its marketing areas. Sites differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

   Direct outlets are sites at which Sunoco fuel products are delivered directly to the site by Sunoco or its contract carriers. Investment in the property, through ownership or lease, may be held by either the Company or an independent dealer. These sites may be traditional locations that sell almost exclusively fuel products or may include APlus(R) convenience stores or Ultra Service Centers sm that provide automotive diagnosis and repair. Included among Sunoco Northeast Marketing's outlets at December 31, 2000 were 55 outlets on limited access highways in Pennsylvania, New Jersey, New York and Maryland. Of these outlets, 38 were company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

   Distributor outlets are sites in which the distributor takes delivery at a terminal where Sunoco(R) products are available. Although these sites market under the Sunoco(R) brand, Sunoco does not own, lease or operate the locations.

   Sunoco Northeast Marketing typically offers four grades of gasoline at its retail locations, consisting of Ultra(R) 94, the highest octane premium gasoline commercially available in the United States, and 93, 89 and 87 octanes. Branded fuels sales (including middle distillates) by Sunoco Northeast Marketing averaged 192.8 thousand barrels daily in 2000 compared to
185.6 thousand barrels daily in 1999 and 174.0 thousand barrels daily in 1998. Ultra(R) 94 sales (including Ultra(R) 94 used as an octane enhancer in Sunoco's mid-grade gasolines) accounted for approximately 18 percent of Sunoco's retail gasoline sales in the Northeast in 2000.

   Sunoco Northeast Marketing's operations include one of the largest home heating oil businesses in the eastern United States. In 2000, the Company sold home heating oil to approximately 136,000 households. Sunoco is also the largest manufacturer and marketer of high performance (racing) gasoline in the United States with approximately 9.2 million gallons sold during 2000.

   Sunoco's APlus(R) convenience stores are located principally in Pennsylvania, New York and Massachusetts. These stores supplement sales of fuel products with a broad mix of high-margin merchandise such as groceries, fast foods and beverages. The following table sets forth information concerning Sunoco's convenience store locations in the Northeast:

                                                               2000  1999  1998
                                                               ----- ----- -----
   Number of Stores (at December 31)..........................   447   426   411
   Merchandise Sales (Thousands of Dollars/Store/Month)....... $61.8 $59.5 $52.5
   Merchandise Margin (Company Operated) (% of Sales)......... 26.8% 27.3% 28.7%

   The Company intends to grow its convenience store business through acquisitions, new site construction and redesign of traditional gasoline outlets in an effort to reduce its dependence on gasoline margins. Pursuant to this strategy, in February 2001, Sunoco acquired from The Coastal Corporation 99 company-owned or leased convenience stores and 146 dealer-owned traditional outlets located in 12 eastern states with the largest concentration in Pennsylvania, New Jersey, Virginia and Tennessee.

   In the fourth quarter of 2000, Sunoco entered into an agreement with Wal-Mart Stores, Inc. which will enable Sunoco to build and operate retail gasoline outlets on sites at selected existing and future Wal-Mart locations in nine eastern states. Sunoco expects to commence building 20 to 40 of these facilities during the initial year of the agreement and add up to 100 new sites per year in future years at an estimated cost of $50-$80 million per year depending on configuration and store size. In addition to gasoline, these sites will offer customers a limited selection of convenience store merchandise. In conjunction with Wal-Mart, Sunoco is developing a new brand that is planned for use at these facilities. This agreement will enable Sunoco to market significantly more of its own gasoline production directly to the consumer and to take further advantage of its existing logistics infrastructure in the region.

   In the fourth quarter of 1998, Sunoco announced a Company-wide reimaging program of its retail service station network. As part of this program, the Company's Sunoco(R) logo has been updated and its retail outlet image has been redesigned to provide a more contemporary appearance to Sunoco's outlets. The roll-out of this program commenced in late 1998. As of December 31, 2000, reimaging has been completed at all but approximately 150 of the Company's 1,100 owned or leased sites at a total cost of approximately $53 million. Almost one-half of the Company's dealer and distributor owned sites have the updated image. This program is expected to be substantially concluded by the end of 2001.

 Sunoco Chemicals

   The Sunoco Chemicals business comprises the manufacturing, distribution and marketing of base commodity and intermediate petrochemicals. These chemicals include olefins and their derivatives (ethylene, ethylene oxide, refinery-grade propylene and polypropylene), aromatics and their derivatives (benzene, cumene, cyclohexane, toluene, xylene, phenol, acetone, bisphenol-A and anilene) and plasticizers (phthalic anhydride, 2-ethylhexanol and phthalate plasticizers). Sunoco Chemicals also produces polymer-grade propylene and polypropylene at its Epsilon Products Company, LLC joint venture and MTBE at its Belvieu Environmental Fuels joint venture.

   Petrochemicals are manufactured by Sunoco Chemicals at Sunoco's Marcus Hook and Philadelphia refineries, at a phenol facility in Philadelphia, Pennsylvania, at the joint venture MTBE facility in Mont Belvieu, Texas and at the joint venture polypropylene facility in Marcus Hook (see below). (See "Sunoco MidAmerica Marketing & Refining" for a discussion of the petrochemicals produced at the Toledo refinery.)

   Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation ("Aristech"), a wholly owned subsidiary of Mitsubishi Corporation ("Mitsubishi"), for $695 million, including approximately $115 million for working capital. Contingent payments with a net present value of up to $167 million (the "earn out") may also be made if realized margins for polypropylene and phenol exceed certain agreed upon thresholds over the next six years. In connection with the transaction, Sunoco also entered into a margin hedge agreement with Mitsubishi whereby Mitsubishi has provided polypropylene margin protection in 2001 of up to $6.5 million per quarter. Any earn out or margin hedge payments/receipts would be treated as adjustments to the purchase price. In addition, Mitsubishi is responsible during a 25-year indemnification period for up to $100 million of potential environmental liabilities for the business arising out of or related to the period prior to closing. Included in the purchase are Aristech's five chemical plants located at Neal, WV; Haverhill, OH; Neville Island, PA; and Pasadena and LaPorte, TX and a research center in Pittsburgh, PA. These facilities have the capacity to produce annually 1.5 billion pounds of polypropylene, over 1.6 billion pounds of phenol and related derivatives (including bisphenol-A), and 800 million pounds of plasticizers. This acquisition integrates well with Sunoco Chemicals' existing chemical operations and offers significant opportunities for near-term synergies.

   Effective June 15, 2000, Sunoco Chemicals entered into the Epsilon Products Company, LLC joint venture which combined Sunoco Chemicals' 735 million pounds-per-year polymer-grade propylene operations at the Marcus Hook refinery with the adjacent polypropylene business owned by Epsilon Products Company. The polypropylene facility has the capacity to produce annually 750 million pounds of homopolymer and copolymer polypropylene.

   On June 30, 1998, Sunoco acquired the Philadelphia phenol facility of AlliedSignal Inc., now Honeywell International Inc. ("Honeywell") for $157 million. This facility has the capacity to produce annually more than one billion pounds of phenol and 690 million pounds of acetone. In connection with the acquisition, Sunoco Chemicals entered into a long-term contract to supply Honeywell with approximately 740 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating other phenol production costs.

   The following table sets forth information concerning petrochemicals production by Sunoco Chemicals (in thousands of barrels daily):

                                                                Production*
                                               Capacity at     --------------
                                            December 31, 2000* 2000 1999 1998
                                            -----------------  ---- ---- ----
   Benzene.................................        5.4          4.9  5.0  4.4
   Toluene.................................        2.0          1.1  1.3  1.2
   Xylene..................................         .5           --   .1   .3
   Cumene**................................       11.0         10.4  9.1  6.0
   Cyclohexane.............................        2.5          1.6  1.7  1.9
   Phenol..................................        8.3          8.0  7.7  3.8***
   Acetone.................................        7.3          7.1  6.8  3.4***
                                                  ----         ---- ---- ----
     Total Aromatics.......................       37.0         33.1 31.7 21.0
                                                  ----         ---- ---- ----
   Ethylene................................        1.7          1.0  1.2  1.3
   Ethylene Oxide..........................         .9          1.2  1.5  1.7
   Propylene+:
    Polymer-grade..........................         --          4.4 10.1 10.3
    Refinery-grade.........................       17.1         12.2  9.1  6.7
                                                  ----         ---- ---- ----
     Total Olefins.........................       19.7         18.8 21.9 20.0
                                                  ----         ---- ---- ----
     Total Petrochemicals..................       56.7         51.9 53.6 41.0
                                                  ====
   Less: Production Used as Feedstocks++...                    22.7 23.2 13.6
                                                               ---- ---- ----
     Total Production Available for Sale...                    29.2 30.4 27.4
                                                               ==== ==== ====

--------
  *Calendar-day basis; excludes Aristech, which was acquired effective January 1, 2001, and joint venture operations.
 **Reflects an increase of 6.5 thousand barrels daily in production capacity in the third quarter of 1998 as a result of an expansion project at the Philadelphia refinery (see below).
***Total production divided by 365 days. During the 184-day period after the June 30, 1998 acquisition of the phenol plant, phenol and acetone production totalled 7.6 and 6.7 thousand barrels daily, respectively.
  +Effective with the formation of the Epsilon Products Company, LLC joint venture on June 15, 2000, Sunoco Chemicals sells refinery-grade propylene to Epsilon Products Company, LLC. Prior to the formation of the joint venture, Sunoco Chemicals produced polymer-grade propylene for sale to Epsilon Products Company.
 ++Consists of benzene and refinery-grade propylene which are used in the manufacture of cumene and cyclohexane, and of cumene (after June 30, 1998) which is used in the manufacture of phenol and acetone.

   Effective November 1, 2000, Sunoco shut down its ethylene oxide plant located in Brandenburg, KY. In connection with the shutdown, Sunoco recorded an $11 million after-tax provision to write down the facility and recognize related shutdown costs.

   Sunoco's petrochemical products are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. Sales of petrochemicals to third parties by Sunoco Chemicals totalled 33.6 thousand barrels daily in 2000 versus 33.3 thousand barrels daily in 1999 and 27.7 thousand barrels daily in 1998. The increased levels of both sales and production volumes in the 1998-2000 period were due to the acquisition of the phenol facility.

   Sales made by Sunoco Chemicals during 2000 were distributed through the following channels:

  . Benzene and Benzene Derivatives (including Cyclohexane)--Customers are large manufacturers of fibers, detergents and specialty products who buy a significant percentage of their requirements from Sunoco Chemicals under long-term contracts;

  . Toluene and Xylenes--Large-volume buyers participate in markets for fibers, film and urethane products. These sales are largely domestic with occasional export volumes. Customers and distributors also take individually small volumes of toluene and xylenes for paints, coatings, solvents and a variety of specialty applications;

  . Phenol and Acetone--Long-term phenol contract sales to Honeywell are used in nylon production. Other phenol contract sales are to large manufacturers of resins and adhesives primarily for use in building products. Large contract sales of acetone are to major customers who manufacture polymers. Other sales of acetone are made to individually smaller customers for use in inks, paints, varnishes and adhesives;

  . Propylene--Polymer-grade propylene sales were primarily made pursuant to a long-term contract to Epsilon Products Company prior to the formation of the Epsilon Products Company, LLC joint venture on June 15, 2000, with refinery-grade propylene sold to the joint venture after that date; and

  . Ethylene and Ethylene Oxide--Sales are primarily to intermediate-size specialty chemical companies that make diverse products such as surfactants, co-polymer resins and emulsions, and additives.

   The Epsilon Products Company, LLC joint venture sells polypropylene to a diverse group of customers for use in fibers, carpeting, packaging, automotive, furniture and other end products.

   The Belvieu Environmental Fuels joint venture sells MTBE to Sun Northeast Refining for use in manufacturing reformulated gasoline.

   Benzene, extracted at Sunoco's Marcus Hook and Philadelphia refineries and purchased from third parties, and refinery-grade propylene are used to produce cumene at Philadelphia. The cumene is then used to produce phenol and acetone at the phenol facility in Philadelphia. In the third quarter of 1998, Sunoco Chemicals completed a project which expanded its cumene production capacity at the Philadelphia refinery from 500 to 1,220 million pounds per year (4.5 to 11.0 thousand barrels per day). The expanded facility utilizes a new catalyst technology.

 Sun Lubricants

   The Sun Lubricants business is comprised of the manufacturing of fuels and lubricant products at the Tulsa refinery which are sold into process oil, wholesale base oil and wax markets ("Western Lubricants") as well as the manufacture and wholesale marketing of base oils and related fuels produced at the Puerto Rico refinery and the blending, packaging and branded marketing of specialty oils ("Value Added and Eastern Lubricants").

   During 2000, Sunoco announced its intention to sell its Value Added and Eastern Lubricants operations. In connection with this decision, on January 9, 2001, Sunoco signed letters of intent to sell its lubricants blending and packaging facilities in Tulsa, OK, and Richmond, CA, and its lubricants branded marketing assets (which include the Kendall(R) motor oil brand and the customer lists for both the Sunoco(R) and the Kendall(R) lubricants brands). Negotiations concerning the sale of the Puerto Rico refinery and Marcus Hook lubricants blending and packaging plant are ongoing and other options are also under consideration for these assets.

   Base oils are sold to domestic and international customers who manufacture their own finished transportation and industrial lubricants. Sun Lubricants has also upgraded a significant portion of its base oil production into specialty oils at its blending and packaging facilities. Upon completion of the divestment plan, some base oil production at the Tulsa refinery will continue to be upgraded into process oils.

   The specialty oil operations held for sale include the production of transportation and industrial lubricants as well as the manufacture of other specialty lube products such as horticultural and agricultural oils, aromatic and paraffinic rubber oils, paper defoamer oils, asphalt quality improvement extracts, textile oils and finished waxes. These finished products have been marketed under the Sunoco(R) and the Kendall(R) brand labels directly by Sunoco or through distributors to a wide variety of domestic and foreign customers.

   The following table sets forth operating and wholesale marketing information related to Western Lubricants and Value Added and Eastern Lubricants (in thousands of barrels daily):


                                  2000                  1999                  1998
                          --------------------- --------------------- ---------------------
                                   Value                 Value                 Value
                                   Added                 Added                 Added
                                    and                   and                   and
                          Western Eastern Total Western Eastern Total Western Eastern Total
                          ------- ------- ----- ------- ------- ----- ------- ------- -----
Crude Unit Capacity.....   85.0            85.0  85.0            85.0  85.0            85.0
                           ====           =====  ====           =====  ====           =====
Input to Crude Units*...   82.7            82.7  79.3            79.3  82.4            82.4
                           ====           =====  ====           =====  ====           =====
Base Oil Lubes Capacity.    8.5     9.1    17.6   8.5     9.1    17.6   8.5     9.1    17.6
                           ====    ====   =====  ====    ====   =====  ====    ====   =====
Products Manufactured:
 Base Oil Lubricants....    8.9     7.9    16.8   8.2     8.3    16.5   8.5     6.6    15.1
 Waxes and Extracts.....    3.5     3.3     6.8   3.6     3.4     7.0   2.9     3.2     6.1
 Gasoline...............   18.6      --    18.6  16.6      --    16.6  16.8      --    16.8
 Middle Distillates.....   27.5     1.7    29.2  25.8     2.8    28.6  26.0     2.1    28.1
 Residual Fuel..........     --     8.0     8.0    .1    10.1    10.2    --     9.6     9.6
 Lubes Extracted
  Feedstocks............   15.1      --    15.1  16.2      --    16.2  18.8      --    18.8
 Other..................    5.7     5.9    11.6   5.2     4.2     9.4   6.9     5.2    12.1
                           ----    ----   -----  ----    ----   -----  ----    ----   -----
                           79.3    26.8   106.1  75.7    28.8   104.5  79.9    26.7   106.6
                           ====    ====   =====  ====    ====   =====  ====    ====   =====
Sales:
 To Unaffiliated Customers:
  Base Oil Lubricants...    2.7     5.3     8.0   2.0     5.8     7.8   2.2     4.7     6.9
  Specialty Oils........    1.5     8.5    10.0   1.6     9.4    11.0   1.5     9.5    11.0
  Waxes and Extracts....    4.3     2.7     7.0   4.1     3.2     7.3   3.3     3.3     6.6
  Fuels.................   64.9    14.3    79.2  60.4    15.6    76.0  58.2    18.1    76.3
                           ----    ----   -----  ----    ----   -----  ----    ----   -----
                           73.4    30.8   104.2  68.1    34.0   102.1  65.2    35.6   100.8
 To Affiliates**........    4.9      --     1.6   8.1      --     4.6  14.7      --     9.5
                           ----    ----   -----  ----    ----   -----  ----    ----   -----
                           78.3    30.8   105.8  76.2    34.0   106.7  79.9    35.6   110.3
                           ====    ====   =====  ====    ====   =====  ====    ====   =====

--------
 *Value Added and Eastern Lubricants excludes approximately 25-30 thousand barrels per day of reduced crude oil processed at the Puerto Rico refinery. This facility has been processing reduced crude oil instead of conventional crude oil subsequent to the completion of a reconfiguration project in 1997.
**Includes lubes-extracted feedstocks which are transported to the Toledo refinery for further processing. Western Lubricants also includes base oil lubricants that are transferred to Sun Lubricants' Value Added and Eastern Lubricants operations for upgrading into specialty oils.

   The 16.8 thousand barrels per day of base oils produced by Sun Lubricants during 2000 represents a record level of lubricants production.

   The following table sets forth information concerning the feedstocks purchased for processing at the Tulsa and Puerto Rico refineries (in thousands of barrels daily):

                                2000               1999               1998
                         ------------------ ------------------ ------------------
                         Tulsa Puerto       Tulsa Puerto       Tulsa Puerto
                          OK    Rico  Total  OK    Rico  Total  OK    Rico  Total
                         ----- ------ ----- ----- ------ ----- ----- ------ -----
Feedstock Type:
 Oklahoma Sweet and West
  Texas Intermediate.... 79.9     --   79.9 76.9     --   76.9 78.7     --   78.7
 Reduced Crude Oil......   --   25.6   25.6   --   29.2   29.2   --   26.2   26.2
                         ----   ----  ----- ----   ----  ----- ----   ----  -----
                         79.9   25.6  105.5 76.9   29.2  106.1 78.7   26.2  104.9
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

   The following table sets forth Sunoco's retail gasoline outlets in the Midwest at December 31, 2000, 1999 and 1998:

                                                                  2000 1999 1998
                                                                  ---- ---- ----
   Direct Outlets:
    Company Owned or Leased:
     Company-Operated:
      Traditional................................................  19   18   17
      Convenience Stores.........................................  72   70   76
                                                                  ---  ---  ---
                                                                   91   88   93
                                                                  ---  ---  ---
     Dealer-Operated:
      Traditional................................................  62   69   75
      Convenience Stores.........................................  22   23   23
      Ultra Service Centers sm...................................  12   12   14
                                                                  ---  ---  ---
                                                                   96  104  112
                                                                  ---  ---  ---
    Total Company Owned or Leased................................ 187  192  205
    Dealer Owned*................................................ 147  138  133
                                                                  ---  ---  ---
   Total Direct Outlets.......................................... 334  330  338
   Distributor Outlets........................................... 615  561  569
                                                                  ---  ---  ---
                                                                  949  891  907
                                                                  ===  ===  ===

--------
*Primarily traditional outlets.

   Branded fuels sales averaged 64.2 thousand barrels daily in 2000 compared to
59.9 thousand barrels daily in 1999 and 57.4 thousand barrels daily in 1998. Ultra(R) 94 sales (including the Ultra(R) 94 used as an octane enhancer in Sunoco's mid-grade gasolines) accounted for approximately 15 percent of Sunoco's retail gasoline sales in the Midwest in 2000. The increases in branded fuels sales during 2000 and 1999 are largely a result of new supply agreements in the distributor channel. Sunoco MidAmerica expects these sales to increase further in 2001 due to ongoing efforts to grow the brand.

   The following table sets forth information concerning Sunoco's convenience stores in the Midwest:

                                                               2000  1999  1998
                                                               ----- ----- -----
   Number of Stores (at December 31)..........................    94    93   101
   Merchandise Sales (Thousands of Dollars/Store/Month)....... $62.7 $52.8 $45.1
   Merchandise Margin (Company Operated) (% of Sales)......... 25.0% 24.3% 27.7%

   In late 1998, Sunoco MidAmerica began reimaging its service stations in connection with Sunoco's company-wide reimaging program. As part of this program, the Company's Sunoco Food Market(R) convenience stores are being reimaged to APlus(R). As of December 31, 2000, reimaging has been completed at 521 locations, or 55 percent of the Company's total retail marketing outlets in the Midwest. The program is expected to be substantially completed by the end of 2001 at a total cost of approximately $17 million. (See "Sunoco Northeast Marketing" above for a further discussion of this program.)

 Refining and Wholesale Marketing

   The following table sets forth information concerning operations at the Toledo refinery (in thousands of barrels daily):

                                                               2000  1999  1998
                                                               ----- ----- -----
   Crude Unit Capacity........................................ 140.0 140.0 130.0
                                                               ===== ===== =====
   Input to Crude Units....................................... 134.1 133.8 132.4
                                                               ===== ===== =====
   Conversion Capacity........................................  88.0  88.0  88.0
                                                               ===== ===== =====
   Conversion Unit Throughput.................................  74.3  78.3  81.0
                                                               ===== ===== =====
   Products Manufactured:
    Gasoline..................................................  81.9  85.0  86.5
    Middle Distillates........................................  30.3  28.1  25.5
    Residual Fuel.............................................   3.5   4.2   4.3
    Petrochemicals............................................   8.9   9.2  10.4
    Other.....................................................  21.0  19.3  18.6
                                                               ----- ----- -----
                                                               145.6 145.8 145.3
                                                               ===== ===== =====

   Production volumes were essentially flat in 2000 despite a 40-day major planned turnaround of one of the Toledo refinery's two crude units, the catalytic cracking unit and other associated processing units as Sunoco MidAmerica was able to achieve numerous monthly production records during the year. Production volumes increased during 1999 despite both planned and unplanned refinery maintenance activities and voluntary production cutbacks due to the low margin environment. Production volumes during 1998 were impacted by a one-month scheduled turnaround of one of the refinery's crude units and a one-week shutdown of the refinery caused by a regional electricity emergency.

   Fuels products sold at wholesale to third parties from Sunoco's Toledo refinery in 2000 averaged 71.8 thousand barrels daily compared to 78.2 thousand barrels daily in 1999 and 75.1 thousand barrels daily in 1998.

   The Toledo refinery is a high conversion refinery that refines predominantly light, low-sulfur crude oil. The following table sets forth information concerning the feedstocks purchased for processing at the facility (in thousands of barrels daily):

                                                               2000  1999  1998
                                                               ----- ----- -----
   Feedstock Type:
    West Texas Intermediate...................................  53.1  58.2  65.1
    Canadian..................................................  62.4  57.1  50.9
    African...................................................  19.4   9.1   3.6
    South American............................................    --   4.0   3.1
    "Lubes-Extracted" Gasoil/Naphtha Intermediate Feedstock...   1.1   5.0  11.3
                                                               ----- ----- -----
                                                               136.0 133.4 134.0
                                                               ===== ===== =====

   Ethanol blending is employed by Sunoco MidAmerica at its terminals in order to reduce octane costs, simplify the product slate and enhance the storage and transportation of gasoline products.

 Chemicals

   Sunoco MidAmerica chemical operations consist of the manufacturing of base commodity and intermediate petrochemicals. These chemicals are comprised of aromatics (including benzene, toluene and xylene), spirits, nonene and tetramer. All of these products are sold under a marketing agreement with Suncor Energy Inc. through a joint venture partnership that is managed by Sunoco Chemicals. Almost all of the nonene and tetramer production is sold under a long-term contract and a significant portion of the aromatics and spirits production is sold into the solvents channel and/or higher-end derivative markets. Sales of petrochemicals to third parties by Sunoco MidAmerica totalled 8.7 thousand barrels daily in 2000 versus 9.1 thousand barrels daily in 1999 and 10.1 thousand barrels daily in 1998.

 Sunoco Logistics

   The Sunoco Logistics business consists of crude oil and refined product pipeline operations; domestic lease crude oil acquisition and related trucking operations; crude oil terminalling; and product terminalling and transport operations. These operations are conducted primarily in the Northeast, Midwest and South Central regions of the United States.

   Pipeline operations are conducted through wholly owned subsidiaries and through other pipelines in which Sunoco has an ownership interest. The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by state regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing agencies, are based upon competition from other pipelines or alternate modes of transportation.

   Sunoco Logistics crude oil pipeline operations, located primarily in the South Central United States, transport crude oil produced in Oklahoma, Texas, New Mexico and Louisiana to refiners (including Sunoco's Tulsa and Toledo refineries) or to local trade points. The refined product pipeline operations, located primarily in the Northeast and Midwest, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco's other businesses and for third-party integrated petroleum companies, independent marketers and distributors.

   At December 31, 2000, Sunoco Logistics had an equity interest in 5,778 miles of crude oil pipelines and 4,641 miles of refined product pipelines. In 2000, crude oil and refined product shipments, including Sunoco's proportionate share of shipments in pipelines in which it had an ownership interest, totalled

54.0 and 30.2 billion barrel miles, respectively, as compared to 49.4 and 32.0 billion barrel miles in 1999 and 53.8 and 30.6 billion barrel miles in 1998.

   Sunoco Logistics crude oil pipeline operations in the South Central United States are complemented by lease crude oil acquisition and related trucking operations. Approximately 176 thousand barrels daily of crude oil were purchased from third-party leases during 2000. This crude oil is delivered to various pipelines either directly from the wellhead or utilizing Sunoco Logistics fleet of 145 trucks. Product terminalling and transport operations include 35 terminals in the Northeast and Midwest that support Sunoco's branded and wholesale marketing operations, 115 trucks that transport gasoline and distillates and a railroad fleet of 80 owned and 2,400 leased tank cars that primarily supports the Sunoco Chemicals and Sun Lubricants businesses. The Company's marine transportation requirements are satisfied through the use of third-party charters. Sunoco maintains an extensive vessel inspection review and evaluation program to assure the vessels chartered into Sunoco service are of appropriate quality.

   Sunoco's Nederland, TX, terminal provides approximately 10.5 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for United States government purchases for and sales from the Strategic Petroleum Reserve storage facilities.

   In 2000, Sunoco Logistics entered into an agreement to participate in a fiber optic network venture with a group of 12 natural gas, oil and liquid petroleum pipeline companies and communications companies. The group will provide Aerie Networks, Inc. the use of rights of way to construct a 20,000-mile national broadband telecommunications network in exchange for equity in the business. Sunoco Logistics will provide Aerie Networks, Inc. with use of approximately 1,000 miles of pipeline rights of way. The venture, which is expected to complete construction of the network by 2003, provides Sunoco Logistics with an excellent opportunity to create value by making additional use of existing assets.

   In 1999, Sunoco expanded its crude oil acquisition and pipeline businesses in the South Central United States with the $36 million acquisition of Pride Companies, L.P.'s 800-mile crude pipeline system, 800,000 barrels of tankage, inventory and related assets, and 35 thousand barrels per day of third party lease purchases.

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

 Sun Coke

   Sun Coke Company's business consists of blast furnace coke manufacturing at the Company's facilities in East Chicago, IN, and Vansant, VA, and metallurgical coal production from mines in Virginia. Such operations are conducted by Sun Coke Company and its affiliates.

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

   In 2000 and 1998, Sun Coke transferred interests in its Jewell and Indiana Harbor cokemaking operations to third party investors in exchange for $214 and $200 million, respectively, in cash. The investors in each operation are currently entitled to 98 and 95 percent, respectively, of the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, which are expected to end in 2007 for Jewell and 2002 for Indiana Harbor, the investor in the Jewell operation will be entitled to a minority interest in the cash flows and tax benefits from Jewell amounting to 18 percent, while the investor in the Indiana Harbor operation will be entitled to a variable minority interest in the cash flows and tax benefits from Indiana Harbor ranging from 5 to 23 percent.

   The following table sets forth information concerning Sun Coke's cokemaking and coal mining operations:

                                                               2000  1999  1998
                                                               ----- ----- -----
   Production (Thousands of Tons):
    Coke...................................................... 2,010 1,910 1,473
                                                               ===== ===== =====
    Coal:
     Metallurgical (Jewell)...................................   810   850 1,063
     Steam (Shamrock)*........................................    --   204 1,896
                                                               ----- ----- -----
                                                                 810 1,054 2,959
                                                               ===== ===== =====
   Proven and Probable Coal Reserves at
    December 31 (Millions of Tons):
     Metallurgical (Jewell)...................................   111   112   113
     Steam (Shamrock)*........................................    --    --     8
                                                               ----- ----- -----
                                                                 111   112   121
                                                               ===== ===== =====

--------
*In February 1999, Sun Coke divested its Shamrock steam coal mining operation located in Kentucky. With this divestment, Sun Coke ceased steam coal mining activities.

   In 2000, 90 percent of Sun Coke's metallurgical coal production was converted into coke at the Jewell cokemaking facility and 10 percent was sold in spot market transactions. This is consistent with the Company's strategy of using its metallurgical coal production predominantly in its Jewell cokemaking operation. All of the metallurgical coal used to produce coke at Indiana Harbor is purchased under short-term market rate contracts from third parties.

   Start-up of the Indiana Harbor cokemaking operation commenced in the first quarter of 1998 and all four batteries at this facility, totalling 268 ovens, have been producing at full rated capacity beginning in the second half of 1998. Production from this facility is sold to Ispat Inland Inc. ("Ispat") for use at Ispat's Indiana Harbor Works steel plant located adjacent to Sun Coke's facility. A supply agreement requires Sun Coke to provide Ispat 1.2 million tons of coke annually on a take-or-pay basis through 2013. Additional production of up to 150,000 tons per year will be sold either to Ispat or to other steel producers. Ispat has agreed to purchase this production in 2001. Sun Coke is also required to supply all of the flue gas by-product produced at the cokemaking facility to a third-party utility for the generation of steam and electricity. In return, the utility reduces the sulfur and particulate content of the flue gas to acceptable emission levels.

   During 2000, 96 percent of Indiana Harbor's coke sales were made to Ispat while 99 percent of Jewell's coke sales were made under a long-term contract which provides for delivery of nearly all of this facility's coke production to National Steel Corporation through April 1, 2005. Sun Coke's long-term sales contracts contain cost pass through or escalating fixed price provisions.

   Sunoco intends to continue to grow its cokemaking business both in the United States and internationally so that it can capitalize on its proprietary cokemaking technology and realize additional earnings diversification and growth. Pursuant to this strategy, during 2000, Sun Coke negotiated the termination of an agreement entered into in 1995 with Raytheon Engineers and Constructors, Inc. ("Raytheon"), which had provided Raytheon with exclusive rights to market Sun Coke's cokemaking technology outside North America.

Competition

   The refining and marketing business is very competitive. Sunoco competes with other domestic refiners and marketers in the northeastern United States and U.S. Gulf Coast, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers.

   Profitability in the refining and marketing industry depends largely on refined product margins, as well as operating efficiency, product mix, and costs of product distribution and transportation. Certain of Sunoco's competitors that have larger and more complex refineries may be able to realize lower per barrel costs or higher margins per barrel of throughput. Several of Sunoco's principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than Sunoco. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Refining margins are frequently impacted by sharp changes in crude oil costs, which are not immediately reflected in product prices. A large, rapid increase in crude oil prices adversely affects the Company's operating margins if the increased costs cannot be recovered in the marketplace.

   The refining industry is highly competitive with respect to feedstock supply. Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production, Sunoco must obtain all of its feedstocks from unaffiliated sources. Most of the crude oils processed in Sunoco's refining system are light sweet crude oils. However, management believes that any potential competitive impact of Sunoco's inability to process significant quantities of less expensive heavy sour crude oils will likely be mitigated by: the higher-value product slate obtained from light sweet crude oils; the higher cost to process heavy sour crude oils; and the continued availability of ample quantities of light sweet crude oils.

   Sunoco also faces strong competition in the market for the sale of retail gasoline and merchandise. Sunoco's competitors include service stations of large integrated gasoline companies, independent gasoline service stations, convenience stores, fast food stores, and other similar retail outlets, some of which are well-recognized national or regional retail systems. This competition is expected to continue. The principal competitive factors affecting Sunoco's retail marketing operations include: site location, product price, selection and quality, appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition.

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

   Sunoco's chemical business is largely a commodities business and competes with local, regional, national and international companies, some of which have greater financial, research and development, production and other resources than Sunoco. Although competitive factors may vary among product lines, in general, Sunoco's competitive position is primarily based on selling prices, product quality, manufacturing technology, access to new markets, proximity to the market and customer service and support. Sunoco's competitors can be expected in the future to improve technologies, expand capacity, and, in certain product lines, develop and introduce new products. While there can be no assurances of its ability to do so, Sunoco believes that it will have sufficient resources to maintain its current position. Sunoco faces similarly strong competition in the sale of base oil lubricant products.

   Cokemaking operations are also highly competitive. Sun Coke's current production is largely committed under long-term contracts; therefore, competition mainly impacts its ability to obtain new contracts supporting development of additional production capacity. Industry-wide domestic consumption has declined steadily over the past several years as blast-furnace steelmaking technology has improved and smaller, older blast furnaces have shut down. U.S. coke production has declined even faster to about 85 percent of consumption. Foreign coke has supplanted some of the declining U.S. coke production as producers with aging coke plants have elected not to make the additional capital investments required to maintain these facilities and comply with the Clean Air Act. Sunoco believes the trend of shutting down existing coke plants will continue and offers Sun Coke an opportunity to build new plants. Sunoco also believes it is well-positioned to compete with other coke producers since its proprietary technology allows Sunoco to construct coke ovens that, when compared to conventional coke ovens, are more environmentally benign, produce higher quality coke, are substantially less costly to build, and require significantly fewer workers.

Research and Development

   In recent years, Sunoco's research and development activities have focused on applied research, process and product development, and engineering and technical services related to fuels, lubricants and chemicals. Sunoco spent $4 million on research and development activities in each of the years 2000, 1999 and 1998. As of December 31, 2000, approximately 90 scientists, engineers, technicians and support personnel participated in these activities. Sunoco owns or has made application for numerous patents in the U.S.

Employees

   As of December 31, 2000, Sunoco had approximately 12,300 employees compared to approximately 11,300 employees as of December 31, 1999. The increase in 2000 is primarily attributable to an increase in company-operated convenience stores. Approximately 45 percent of Sunoco's employees are employed in company-operated convenience stores and service stations. Approximately 25 percent of Sunoco's employees were covered by 48 collective bargaining agreements as of December 31, 2000. The collective bargaining agreements have various terms and dates of expiration. In management's opinion, Sunoco's relationship with its employees is generally satisfactory. In early 2001, Sunoco added approximately 2,000 employees in connection with the acquisition of Aristech Chemical Corporation and the purchase of retail gasoline sites from The Coastal Corporation.

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

                                                                 2000 1999 1998
                                                                 ---- ---- ----
   Pollution abatement capital*................................. $ 52 $ 33 $ 35
   Remediation..................................................   40   35   34
   Operations, maintenance and administration...................  156  155  173
                                                                 ---- ---- ----
                                                                 $248 $223 $242
                                                                 ==== ==== ====

--------
*Capital expenditures for pollution abatement are expected to approximate $45 and $100 million in 2001 and 2002, respectively.

   In December 1999, the U.S. Environmental Protection Agency ("EPA") adopted a rule which phases in limitations on the sulfur content of gasoline beginning in 2004 and, in January 2001, adopted another rule which will require limitations on the allowable sulfur content of diesel fuel beginning in 2006. The diesel rule is being legally challenged by an industry group. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations primarily with respect to the capital and operating expenditures at the Philadelphia, Marcus Hook and Toledo refineries. Most of the capital spending is likely to occur in the 2002-2005 period, while the higher operating costs will be incurred when production of the low-sulfur fuels commences. The Company estimates that the total capital outlays to comply with the new gasoline requirements will be in the range of $200-$250 million. The Company cannot estimate the capital requirements of the new diesel standards at this time. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the banking and trading credit systems, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

   The EPA has issued a series of information requests to several U.S. refiners pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative relating to New Source Review ("NSR"), leak detection and repair ("LDAR"), Benzene Waste NESHAP, and start-up/shut-down malfunctions. Sunoco received Section 114 information requests in 2000 pertaining to its five refineries and its phenol facility in Philadelphia, PA. Sunoco has completed its response to the requests and has provided additional clarification requested by the EPA, which is focusing solely on the refineries at this time. While Sunoco has not been named in any proceeding, it is currently evaluating its position and is engaging in discussions with the EPA concerning these issues.

   The EPA has proposed a legislative framework for Congress that would significantly reduce or eliminate the use of MTBE, the primary oxygenate used by Sunoco and the industry to meet the reformulated gasoline requirements under the Clean Air Act. The EPA has also proposed removing the oxygenate requirement and replacing it with an alternative, although the specifics for the alternative have not yet been developed. They have also initiated a rulemaking process to consider restrictions or a ban on the use of MTBE. A number of states have either already banned the use of MTBE in gasoline or are currently studying the issue. California, Connecticut and New York are among those states that have enacted legislation to ban its use beginning in 2003 or 2004; however, the legislation in California and New York has been legally challenged. If MTBE is banned throughout the United States, the effect on Sunoco will depend on the specific regulations, the cost and availability of alternative oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco to recover its costs in the marketplace. A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. At December 31, 2000, the Company had a $57 million investment in this operation. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned.

   Any required cleanup of groundwater aquifers contaminated by MTBE would be driven by cleanup thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed lowering MTBE cleanup thresholds. While actual cleanup costs for specific sites are variable and depend on many factors, lowered thresholds for MTBE remediation would cause costs at some sites to increase.

   Private litigants, purportedly on behalf of classes of private well owners in numerous states, filed class action lawsuits against major petroleum refiners and marketers who sold gasoline containing MTBE, alleging MTBE may have contaminated groundwater. One such class action was filed in New York on behalf of New York well owners. (Berisha, et al v. Amerada Hess Corporation, et al, Case No. 00-CIV-1898-SAS, United States District Court, Southern District of New York.) Sunoco is one of sixteen petroleum refiner and marketer defendants in this lawsuit. Sunoco has filed a motion to dismiss the complaint. Early discovery has been allowed by the judge and is proceeding. The Judicial Panel on Multidistrict Litigation has consolidated this matter for pretrial purposes with another similar case in which Sunoco is not a defendant seeking the same remedies on behalf of class members in sixteen other states in the United States District Court for the Southern District of New York. Sunoco is not a defendant in any other MTBE class action case.

   The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 2000, Sunoco had been named as a PRP at 50 sites identified or potentially identifiable as "Superfund" sites under CERCLA.

   Under various environmental laws, including RCRA, Sunoco has initiated corrective remedial action at its facilities, formerly owned facilities and third-party sites and could be required to undertake similar actions at various other sites.

   Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 14 to the consolidated financial statements in the Company's 2000 Annual Report to Shareholders.

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

   Management believes that the environmental matters discussed above are potentially significant with respect to results of operations or cash flows for any one year. However, management does not believe that such matters will have a material impact on Sunoco's consolidated financial position or, over an extended period of time, on Sunoco's cash flows or liquidity.

ITEM 3. LEGAL PROCEEDINGS

   Many legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Executive Officers of Sunoco, Inc.

  Name, Age and
     Present
  Position with
   Sunoco, Inc.                    Business Experience During Past Five Years
  -------------                    ------------------------------------------
Michael H.R. Dingus, 52   Mr. Dingus was elected as a Vice President of Sunoco, Inc.
 Vice President, Sunoco,  in May 1999. He was elected President, Sun Coke Company in
 Inc., and President,     June 1996. From September 1995 to June 1996, he was Vice
 Sun Coke Company         President of Sunoco responsible for special projects.

John G. Drosdick, 57      Mr. Drosdick was elected Chairman of the Board and Chief
 Chairman of the Board,   Executive Officer in May 2000. He was elected a Director and
 Chief Executive Officer  President and Chief Operating Officer in December 1996. He
 and President            was President and Chief Operating Officer of Ultramar
                          Corporation from June 1992 to August 1996.

Bruce G. Fischer, 45      Mr. Fischer was elected to his present position in November
 Vice President,          2000. From January 1999 to November 2000, he was Vice
 Sunoco Chemicals         President and General Manager, Sunoco MidAmerica Marketing
                          and Refining and from June 1995 to January 1999, he was
                          General Manager, Sunoco MidAmerica Marketing & Refining.

Deborah M. Fretz, 52      Ms. Fretz was elected Senior Vice President, Logistics in
 Senior Vice President,   August 1994. She assumed the additional positions of Senior
 MidContinent Refining,   Vice President, Lubricants in January 1997 and Senior Vice
 Marketing and Logistics  President, MidContinent Refining, Marketing and Logistics in
                          November 2000. In addition, she has been President of Sun
                          Pipe Line Company, a Company subsidiary, since October 1991.

Thomas W. Hofmann, 49     Mr. Hofmann was elected to his present position in July
 Vice President and       1998. From July 1995 to July 1998, he served as Comptroller.
 Chief Financial Officer

Joseph P. Krott, 37       Mr. Krott was elected to his present position in July 1998.
 Comptroller              From September 1997 to July 1998, he served as Director,
                          Compensation, Benefits & HR Systems and from July 1996 to
                          September 1997 as Manager, Compensation & HR Systems. From
                          February 1996 to July 1996, he was Manager, Compensation
                          Special Projects and from September 1995 to February 1996 he was Manager, Consolidation Accounting and Special Projects.

Michael S. Kuritzkes, 40  Mr. Kuritzkes was elected to his present position in May
 Vice President and       2000. From August 1997 to May 2000, he served as General
 General Counsel          Attorney. He was Vice President and General Counsel of
                          Ultramar, Inc., a subsidiary of Ultramar Corporation, from
                          1993 to 1997.

Joel H. Maness, 50        Mr. Maness was elected to his present position in May 2000.
 Senior Vice President,   He was President of Mobil de Venezuela from 1997 to 2000 and
 Sunoco Northeast         General Manager of Supply and Trading for Mobil from 1996 to
 Refining                 1997.

Paul A. Mulholland, 48    Mr. Mulholland was elected to his present position in April
 Treasurer                2000. From May 1996 to April 2000, he served as Assistant
                          Treasurer and from 1994 to May 1996 as Director, Corporate
                          Finance.

  Name, Age and
     Present
  Position with
   Sunoco, Inc.                   Business Experience During Past Five Years
  -------------                   ------------------------------------------
Rolf D. Naku, 50         Mr. Naku was elected to his present position in May 2000.
 Vice President, Human   From July 1998 to May 2000, he served as Director of
 Resources and Public    Compensation, Benefits & HR Systems. He was a Human
 Affairs                 Resources Consultant for Catalyst Consulting Group from 1997 to 1998 and Vice President of Human Resources for Ultramar
                         Corporation from 1995 to 1997.

Robert W. Owens, 47      Mr. Owens was elected to his present position in May 2000.
 Senior Vice President,  From February 1997 to May 2000, he was Vice President and
 Sunoco Northeast        General Manager, Sunoco Northeast Marketing. He was Vice
 Marketing               President, Marketing and Services of Ultramar Diamond
                         Shamrock Corporation from 1996 to 1997 and of Ultramar
                         Corporation from 1994 to 1996.

Charles K. Valutas, 50   Mr. Valutas was elected to his present position in May 2000.
 Senior Vice President   He was Vice President, Sunoco Chemicals from August 1994 to
 and                     May 2000.
 Chief Administrative
 Officer

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 47 of the Company's 2000 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

   The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 8 of the Company's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this Item is incorporated herein by reference to pages 9-24 in the Company's 2000 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following information in the Company's 2000 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 25-28; the Notes to Consolidated Financial Statements on pages 29-44; the Report of Independent Auditors on page 45; and the Quarterly Financial and Stock Market Information on page 47.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement ("Proxy Statement") which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2000.

   Information concerning the Company's executive officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 2000, except that the Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

   1. Consolidated Financial Statements:

       The information appearing in the Company's 2000 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

   2. Financial Statement Schedules:

       Schedule II--Valuation Accounts is included on page 28 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

   3. Exhibits:

      3.(i) --Articles of Incorporation of Sunoco, Inc., as amended and restated effective as of November 6, 1998 (incorporated by reference to Exhibit 3.(i) of the Company's 1998 Form 10-K filed
              March 5, 1999, File No. 1-6841).

      3.(ii) --Sunoco, Inc. Bylaws, as amended and restated effective as of November 4,1999 (incorporated by reference to Exhibit 3.(ii) of the Company's 1999 Form 10-K filed March 3, 2000, File No. 1-
              6841).

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

     10.1*   --Sunoco, Inc. Long-Term Performance Enhancement Plan, as amended and restated effective as of June 30, 1999 (incorporated by reference to Exhibit 10.1 of the Company's 1999 Form 10-K filed
              March 3, 2000, File No. 1-6841).

     10.2*   --Sunoco, Inc. Executive Long-Term Investment Plan, as amended and restated effective as of June 30, 1999 (incorporated by reference to Exhibit 10.2 of the Company's 1999 Form 10-K filed March 3,
              2000, File No. 1-6841).

     10.3*   --Sunoco, Inc. Long-Term Incentive Plan, as amended and restated
              effective as of June 30, 1999 (incorporated by reference to
              Exhibit 10.3 of the Company's 1999 Form 10-K filed March 3, 2000,
              File No. 1-6841).

     10.4*   --Sunoco, Inc. Directors' Deferred Compensation Plan, as amended and restated effective as of February 3, 2000 (incorporated by reference to Exhibit 10.4 of the Company's 1999 Form 10-K filed
              March 3, 2000, File No. 1-6841).

     10.5*   --Sunoco, Inc. Deferred Compensation Plan, as amended and restated
              effective as of February 2, 2000 (incorporated by reference to
              Exhibit 10.5 of the Company's 1999 Form 10-K filed March 3, 2000,
              File No. 1-6841).

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

     10.7*   --Sunoco, Inc. Savings Restoration Plan, as amended and restated
              effective as of November 2, 2000 (incorporated by reference to
              Exhibit 99 of the Company's Form S-8 filed November 6, 2000,
              Registration No. 333-49342).

     10.8*   --Sunoco, Inc. Executive Incentive Plan, as amended and restated
              effective March 4, 1998 (incorporated by reference to Exhibit
              10.8 of the Company's 1997 Form 10-K filed March 6, 1998, File
              No. 1-6841), as amended effective July 1, 1998 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on
              Form 10-Q for the quarterly period ended June 30, 1998 filed
              August 7, 1998, File No. 1-6841), and as further amended
              effective August 1, 2000, November 1, 2000 and December 6, 2000.

     10.9*   --Sunoco, Inc. Executive Retirement Plan, as amended and restated
              effective as of January 1, 2000.

     10.10* --Sunoco, Inc. Special Executive Severance Plan, as amended and restated effective as of December 7, 2000.

     10.11* --Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated effective as of December 7, 2000.

     10.12*  --Sunoco, Inc. Retainer Stock Plan for Outside Directors
              (incorporated by reference to Exhibit 10.9 of the Company's 1995
              Form 10-K filed March 7, 1996, File No. 1-6841).

     10.13* --Amended Schedule to the Form of Indemnification Agreement, individually entered into between Sunoco, Inc. and certain officers and directors of the Company (incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000 filed August 9, 2000,
              File No. 1-6841). The Form of Indemnification Agreement is incorporated by reference to Exhibit 10.15 of the Company's 1995
              Form 10-K filed March 7, 1996, File No. 1-6841.

     10.14*  --Sunoco, Inc. Directors' Deferred Compensation and Benefits Trust
              Agreement dated as of January 11, 1999 by and among Sunoco, Inc., Bankers Trust Company and Towers, Perrin, Forster & Crosby, Inc.
              (incorporated by reference to Exhibit 10.14 of the Company's 1998
              Form 10-K filed March 5, 1999, File No. 1-6841).

     10.15*  --Amended Schedule 2.1 to the Sunoco, Inc. Directors' Deferred
              Compensation and Benefits Trust Agreement dated as of January 11,
              1999 by and among Sunoco, Inc., Bankers Trust Company and Towers,
              Perrin, Forster & Crosby, Inc.

     10.16* --Sunoco, Inc. Deferred Compensation and Benefits Trust Agreement dated as of January 11, 1999 by and among Sunoco, Inc., Bankers
              Trust Company and Towers, Perrin, Forster & Crosby, Inc.
              (incorporated by reference to Exhibit 10.15 of the Company's 1998
              Form 10-K filed March 5, 1999, File No. 1-6841).

     10.17*  --First Amendment to Sunoco, Inc. Deferred Compensation and
              Benefits Trust Agreement dated as of September 3, 1999 by and among Sunoco, Inc., Bankers Trust Company and Towers, Perrin,
              Forster & Crosby, Inc. (incorporated by reference to Exhibit
              10.15 of the Company's 1999 Form 10-K filed March 3, 2000, File
              No. 1-6841).

     10.18* --Amended Schedule 2.1 to the Sunoco, Inc. Deferred Compensation and Benefits Trust Agreement dated as of January 11, 1999 by and among Sunoco, Inc., Bankers Trust Company and Towers, Perrin,
              Forster & Crosby, Inc.

     12      --Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio
              of Earnings to Fixed Charges for the Year Ended December 31,
              2000.

     13      --Sunoco, Inc. 2000 Annual Report to Shareholders Financial
              Section.

     21      --Subsidiaries of Sunoco, Inc.

     23      --Consent of Ernst & Young LLP.

     24.1 --Power of Attorney executed by certain officers and directors of Sunoco, Inc.

     24.2 --Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

--------
* These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.

(b) Reports on Form 8-K:

   The Company filed a report on Form 8-K on November 9, 2000 to disclose under Item 5--"Other Events" and Item 7--"Financial Statements and Exhibits," a press release issued by the Company announcing that it had signed a definitive agreement to acquire Aristech Chemical Corporation from Mitsubishi Corporation. On January 16, 2001, the Company filed another Form 8-K to provide under Item 2--"Acquisition or Disposition of Assets" a brief description of the Aristech acquisition, which was completed effective January 1, 2001. Since it was impracticable to provide the financial statements required by Item 7--"Financial Statements and Exhibits" at the time of this filing, the required financial statements will be filed by amendment as soon as practicable, but in any event not later than March 19, 2001.

Note: Copies of each Exhibit to this Form 10-K are available upon request.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Sunoco, Inc.

   By /s/ Thomas W. Hofmann
      Thomas W. Hofmann
      Vice President and Chief Financial Officer

   Date March 1, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 1, 2001:

RAYMOND E. CARTLEDGE*
---------------------
Raymond E. Cartledge, Director

ROBERT J. DARNALL*
------------------
Robert J. Darnall, Director

JOHN G. DROSDICK*
-----------------
John G. Drosdick, Chairman of the
Board, Chief Executive Officer,
President and Director
(Principal Executive Officer)

MARY JOHNSTON EVANS*
--------------------
Mary Johnston Evans, Director

THOMAS P. GERRITY*
------------------
Thomas P. Gerrity, Director

ROSEMARIE B. GRECO*
-------------------
Rosemarie B. Greco, Director

THOMAS W. HOFMANN*
------------------
Thomas W. Hofmann, Vice President
and Chief Financial Officer
(Principal Financial Officer)


JAMES G. KAISER*
----------------
James G. Kaiser, Director

ROBERT D. KENNEDY*
------------------
Robert D. Kennedy, Director

JOSEPH P. KROTT*
----------------
Joseph P. Krott, Comptroller
(Principal Accounting Officer)

NORMAN S. MATTHEWS*
-------------------
Norman S. Matthews, Director


R. ANDERSON PEW*
----------------
R. Anderson Pew, Director

G. JACKSON RATCLIFFE*
---------------------
G. Jackson Ratcliffe, Director

ALEXANDER B. TROWBRIDGE*
------------------------
Alexander B. Trowbridge, Director


*By /s/ THOMAS W. HOFMANN
    Thomas W. Hofmann
    Individually and as
    Attorney-in-Fact

                         SUNOCO, INC. AND SUBSIDIARIES
                        SCHEDULE II--VALUATION ACCOUNTS
             For the Years Ended December 31, 2000, 1999, and 1998
                             (Millions of Dollars)


                                           Additions
                                      -------------------
                           Balance at Charged to Charged              Balance
                           Beginning  Costs and  to Other             at End
                           of Period   Expenses  Accounts Deductions of Period
                           ---------- ---------- -------- ---------- ---------
For the year ended
 December 31, 2000:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....     $9         $6       $--        $7         $8
                              ===        ===       ===       ===        ===
For the year ended
 December 31, 1999:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....     $9         $4       $--        $4         $9
                              ===        ===       ===       ===        ===
For the year ended
 December 31, 1998:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....     $6         $7       $--        $4         $9
                              ===        ===       ===       ===        ===