Form 10-Q
period 2001-03-31
SUNOCO INC
filed 2001-05-04
CIK 95304

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

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

At March 31, 2001, there were 83,905,497 shares of Common Stock, $1 par value outstanding.

                                 SUNOCO, INC.
                                 ------------

                                     INDEX



                                                                      Page No.
                                                                      --------

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Statements of Income
          for the Three Months Ended March 31, 2001
          and 2000                                                        3

          Condensed Consolidated Balance Sheets at
          March 31, 2001 and December 31, 2000                            4

          Condensed Consolidated Statements of Cash
          Flows for the Three Months Ended March 31,
          2001 and 2000                                                   5

          Notes to Condensed Consolidated Financial
          Statements                                                      6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                     16

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings                                              22

  Item 6. Exhibits and Reports on Form 8-K                               22


SIGNATURE                                                                23

                                    PART I
                             FINANCIAL INFORMATION


Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                               For the Three Months Ended
                                                                        March 31
                                                               --------------------------
                                                                 2001              2000
                                                                 ----              ----
                                                                       (UNAUDITED)
REVENUES
Sales and other operating revenue (including
   consumer excise taxes)                                      $3,516            $3,150
Interest income                                                     2                 2
Other income                                                       14                35
                                                               ------            ------
                                                                3,532             3,187
                                                               ------            ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                    2,672             2,462
Consumer excise taxes                                             395               371
Selling, general and administrative expenses                      159               138
Depreciation, depletion and amortization                           77                73
Payroll, property and other taxes                                  27                22
Provision for employee terminations (Note 2)                       11                --
Interest cost and debt expense                                     25                20
Interest capitalized                                               --                (1)
                                                               ------            ------
                                                                3,366             3,085
                                                               ------            ------
Income from continuing operations before
  income tax expense                                              166               102
Income tax expense                                                 60                35
                                                               ------            ------
Income from continuing operations                                 106                67
Income from discontinued operations (Note 3)                       --                11
                                                               ------            ------
NET INCOME                                                     $  106            $   78
                                                               ======            ======
Earnings per share of common stock (Note 4):

  Basic:
    Income from continuing operations                          $ 1.26            $  .75
    Net income                                                 $ 1.26            $  .87

  Diluted:
    Income from continuing operations                          $ 1.24            $  .75
    Net income                                                 $ 1.24            $  .87

Weighted average number of shares outstanding:
  Basic                                                          84.4              89.2
  Diluted                                                        85.2              89.5

Cash dividends paid per share of common stock                  $  .25            $  .25

                           (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                           At                At
                                                        March 31         December 31
                                                          2001              2000
(Millions of Dollars)                                           (UNAUDITED)
------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                                $    8             $  239
Accounts and notes receivable, net                        1,013                890
Inventories:
  Crude oil                                                 253                210
  Petroleum and chemical products                           292                171
  Materials, supplies and other                             117                 79
Deferred income taxes                                        89                 94
                                                         ------             ------
Total Current Assets                                      1,772              1,683

Investments and long-term receivables                       180                170
Properties, plants and equipment                          7,395              6,747
Less accumulated depreciation, depletion
  and amortization                                        3,334              3,357
                                                         ------             ------
Properties, plants and equipment, net                     4,061              3,390
Deferred charges and other assets                           216                183
                                                         ------             ------
Total Assets                                             $6,229             $5,426
                                                         ======             ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                         $1,166             $1,052
Accrued liabilities                                         384                377
Short-term borrowings                                        90                 --
Current portion of long-term debt                           152                  2
Taxes payable                                               234                215
                                                         ------             ------
Total Current Liabilities                                 2,026              1,646

Long-term debt (Note 6)                                   1,142                933
Retirement benefit liabilities                              413                385
Deferred income taxes                                       392                250
Other deferred credits and liabilities                      500                510
Commitments and contingent liabilities (Note 7)
Shareholders' equity (Note 8)                             1,756              1,702
                                                         ------             ------
Total Liabilities and Shareholders' Equity               $6,229             $5,426
                                                         ======             ======

                           (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)
--------------------------------------------------------------------------

                                                                       For the Three Months
                                                                          Ended March 31
                                                                       --------------------
                                                                      2001               2000*
                                                                     ------             ------
                                                                             (UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 106               $ 78
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Income from discontinued operations                                  --                (11)
    Provision for employee terminations                                  11                 --
    Depreciation, depletion and amortization                             77                 73
    Deferred income tax expense                                          37                 23
    Changes in working capital pertaining to
     operating activities:
      Accounts and notes receivable                                      45                (53)
      Inventories                                                       (53)               (86)
      Accounts payable and accrued liabilities                          (57)                 1
      Taxes payable                                                      10                 (6)
    Other                                                               (16)                --
                                                                      -----               ----
Net cash provided by operating activities                               160                 19
                                                                      -----               ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                  (72)               (80)
  Acquisitions, net of debt assumed of $163 (Note 9)                   (549)                --
  Proceeds from divestments                                              12                 13
  Other                                                                  (7)                (1)
                                                                      -----               ----
Net cash used in investing activities                                  (616)               (68)
                                                                      -----               ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from short-term borrowings                                90                 66
  Proceeds from issuance of long-term debt                              200                 --
  Repayments of long-term debt                                           (1)                --
  Cash dividend payments                                                (21)               (22)
  Purchases of common stock for treasury                                (42)               (37)
  Other                                                                  (1)                (2)
                                                                      -----               ----
Net cash provided by financing activities                               225                  5
                                                                      -----               ----
Net decrease in cash and cash equivalents                              (231)               (44)
Cash and cash equivalents at beginning of period                        239                 87
                                                                      -----               ----
Cash and cash equivalents at end of period                            $   8               $ 43
                                                                      =====               ====

__________
*Reclassified to conform to the 2001 presentation.

                            (See Accompanying Notes)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       ---------------------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provision for employee terminations (Note 2) and income from discontinued operations (Note 3). Results for the three months ended March 31, 2001 are not necessarily indicative of results for the full year 2001.

2.   Restructuring of Lubricants Operations.

     On March 30, 2001, Sunoco completed the sale of its lubricants marketing assets (which include the Kendall(R) motor oil brand, and the customer lists and other related assets for both the Sunoco(R) and Kendall(R) brand labels). During the first quarter of 2001, Sunoco also announced a plan to shut down its Puerto Rico refinery and lubricants blend plants in Marcus Hook, PA, Tulsa, OK and Richmond, CA. The refinery will be shut down in May while the blend plants are expected to be shut down during July. Previously, Sunoco had signed a letter of intent to sell the Tulsa and Richmond blend facilities; however, the parties were unable to come to a final resolution on this arrangement and discussions have been terminated. Efforts continue to sell the Puerto Rico refinery.

     In connection with the restructuring plan, Sunoco recorded an $11 million charge ($7 million after tax) in the first quarter of 2001 for approximately 170 employee terminations and related costs. The termination payments are expected to be made through 2002. Sunoco also expects to recognize an after-tax charge of approximately $50 million in the second quarter of 2001 for additional employee terminations and other required exit costs. Actual expenditures for these items will occur over several years. However, liquidation of related working capital over the second and third quarters is expected to generate cash flow of approximately $125-$150 million and could result in a significant gain, which would partially offset the shutdown charge. In the third quarter of 2000, Sunoco recorded a $123 million after-tax non-cash charge to write-down the lubricants assets held for sale to their estimated values.

3.   Discontinued Operations.

     During the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment (including a $7 million tax benefit) to the gain recognized in 1996 in connection with the divestment of the Company's international oil and gas production business. The adjustment resulted from the favorable resolution of certain United Kingdom income tax issues. At the time of the sale, this business was treated as a discontinued operation; therefore, this adjustment was classified similarly in the 2000 first quarter condensed consolidated statement of income.

4.   Earnings Per Share.

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the three-month periods ended March 31, 2001 and 2000 (in millions, except per share amounts):

                                                         Three Months
                                                            Ended
                                                           March 31
                                                    ---------------------
                                                     2001            2000
                                                     ----            ----
Income from continuing operations                   $ 106           $  67

Income from discontinued operations                    --              11
                                                    -----           -----
                                                    $ 106           $  78
Net income                                          =====           =====

Weighted average number of common
  shares outstanding (basic EPS denominator)         84.4            89.2
Add effect of dilutive stock incentive awards          .8              .3
                                                    -----           -----
Weighted average number of shares
  (diluted EPS denominator)                          85.2            89.5
                                                    =====           =====
Basic EPS:
  Income from continuing operations                 $1.26           $ .75
  Income from discontinued operations                  --             .12
                                                    -----           -----
  Net Income                                        $1.26           $ .87
                                                    =====           =====
Diluted EPS:
  Income from continuing operations                 $1.24           $ .75
  Income from discontinued operations                  --             .12
                                                    -----           -----
  Net Income                                        $1.24           $ .87
                                                    =====           =====

5.   Derivatives and Hedging Activity.

     Sunoco uses futures and forward contracts from time to time to achieve ratable pricing of its crude oil purchases and to convert certain refined product sales to fixed or floating prices. In addition, price collars, swaps and option contracts are used to lock in a portion of the Company's electricity and natural gas costs. Sunoco also uses swaps, price collars and other contracts from time to time to hedge against significant increases in crude oil prices and to lock in what Sunoco considers to be acceptable margins for various refined products.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, and in June 2000, it was amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (collectively, "new derivative accounting"). Sunoco adopted the new derivative accounting effective January 1, 2001. It requires the Company to recognize all derivative contracts in the consolidated balance sheet at their fair value. If the derivative contracts qualify for hedge accounting, depending on their nature, changes in their fair values are either offset in net income against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders' equity and subsequently recognized in net income when the hedged items are recognized in net income. The ineffective portions of changes in the fair values of derivative contracts that qualify for hedge accounting as well as changes in fair value of all other derivatives are immediately recognized in net income. Most of the Company's derivative contracts qualify for hedge accounting; however, some do not even though the Company believes they are effective hedges from an economic perspective.

     The new derivative accounting had no impact on Sunoco's consolidated net income or total shareholders' equity on the date of adoption. A reconciliation of current period changes, net of applicable income taxes, in the separate component of shareholders' equity attributable to derivatives and hedging activity is as follows (in millions of dollars):

       Accumulated net derivative gains/losses, beginning of period      $ --
       Current period hedging gains, net                                    3
       Reclassifications to earnings, net                                  (3)
                                                                         ----
       Accumulated net derivative gains/losses, end of period            $ --
                                                                         ====

     The amount of hedge ineffectiveness on derivative contracts during the first quarter of 2001 was not material. Open contracts as of March 31, 2001 vary in duration but do not extend beyond the first quarter of 2002.

6.   Long-Term Debt.

     On March 29, 2001, the Company issued $200 million of 6-3/4 percent 10-year bonds through its $1.5 billion shelf registration statement. While the primary purpose of this borrowing is to repay the Company's $150 million of
     7.95 percent notes maturing in December 2001, the proceeds were used initially to pay down outstanding commercial paper.

7.   Commitments and Contingent Liabilities.

     Sunoco is subject to numerous federal, state and local laws which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. These laws result in liabilities and loss contingencies for remediation at Sunoco's facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                                      At                    At
                                                                   March 31             December 31
                                                                     2001                  2000
                                                                 ------------           -----------
       Accrued liabilities                                           $  34                 $  37
       Other deferred credits and liabilities                          113                   104
                                                                     -----                 -----
                                                                     $ 147                 $ 141
                                                                     =====                 =====

     Pretax charges against income for environmental remediation amounted to $2 and $3 million for the three months ended March 31, 2001 and 2000, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $6 million at March 31, 2001 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

     The U.S. Environmental Protection Agency ("EPA") has issued a series of information requests to several U.S. refiners pursuant to Section 114 of the Clean Air Act as part of an enforcement initiative relating to New Source Review ("NSR"), leak detection and repair ("LDAR"), Benzene Waste NESHAP, and start-up/shut-down malfunctions. Sunoco received Section 114 information requests in 2000 pertaining to its five refineries and its phenol facility in Philadelphia, PA. Sunoco has completed its response to the requests and has provided additional clarification requested by the EPA, which is focusing solely on the refineries at this time. While Sunoco has not been named in any proceeding, it is currently evaluating its position and is engaging in discussions with the EPA concerning these issues.

     The EPA has proposed a legislative framework for Congress that would significantly reduce or eliminate the use of MTBE, the primary oxygenate used by Sunoco and the industry to meet the reformulated gasoline requirements under the Clean Air Act. The EPA also proposed removing the oxygenate requirement and replacing it with an alternative, although the specifics for the alternative have not yet been developed. They have also initiated a rulemaking process to consider restrictions or a ban on the use of MTBE. In addition, bills have been introduced in Congress that would prohibit, phase-down or regulate MTBE. A number of states have either already banned the use of MTBE in gasoline or are currently studying the issue. California, Connecticut, Michigan and New York are among those states that have enacted legislation to ban its use beginning in 2003 or 2004; however, litigation has been initiated challenging the legislation in California and New York. Numerous other states continue to explore options concerning MTBE. If MTBE is banned throughout the United States, the effect on Sunoco will depend on the specific regulations, the cost and availability of alternative oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco to recover its costs in the marketplace. A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. At March 31, 2001, the Company had a $55 million investment in this operation. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned.

     Any required cleanup of groundwater aquifers contaminated by MTBE would be driven by cleanup thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup thresholds. While actual cleanup costs for specific sites are variable and depend on many factors, more stringent thresholds for MTBE remediation would cause costs at some sites to increase.

     Private litigants, purportedly on behalf of classes of private well owners in numerous states, filed class action lawsuits against major petroleum refiners and marketers who sold gasoline containing MTBE, alleging MTBE may have contaminated groundwater. One such class action was filed in New York on behalf of New York well owners. (LaSusa, et al v. Amerada Hess Corporation, et al, (formerly styled as Berisha, et al v. Amerada Hess Corporation, et al,) Case No. 00-CIV-1898-SAS, United States District Court, Southern District of New York.) Sunoco is one of sixteen petroleum refiner and marketer defendants in this lawsuit. Sunoco has filed a motion to dismiss the complaint. Discovery has been allowed by the judge and is proceeding. The Judicial Panel on Multidistrict Litigation consolidated this matter with several other federal court MTBE class action cases from other states. Sunoco is not a defendant in the class actions involving the other states. Also before the same judge are two other New York cases in which Sunoco has been named a defendant.

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly owned sites. Under CERCLA, Sunoco is subject to potential joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 2001, Sunoco had been named as a PRP at 50 sites identified or potentially identifiable as "Superfund" sites under federal or state law.

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

     Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations or cash flows for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2001. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

8.   Shareholders' Equity.

                                                                              At                  At
                                                                           March 31           December 31
                                                                             2001                2000
                                                                         ------------         -----------
                                                                              (Millions of Dollars)
      Common stock, par value $1 per share                                  $  133              $  132
      Capital in excess of par value                                         1,413               1,403
      Earnings employed in the business                                      2,035               1,950
                                                                            ------              ------
                                                                             3,581               3,485
      Less common stock held in treasury, at cost                            1,825               1,783
                                                                            ------              ------
      Total                                                                 $1,756              $1,702
                                                                            ======              ======

9.   Acquisition of Aristech Chemical Corporation.

     Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation ("Aristech"), a wholly owned subsidiary of Mitsubishi Corporation ("Mitsubishi"), for $509 million in cash and the assumption of $163 million of debt. The purchase price includes approximately $110 million for working capital. Contingent payments with a net present value of up to $167 million (the "earn out") may also be made if realized margins for polypropylene and phenol exceed certain agreed upon thresholds over the next six years. In connection with the transaction, Sunoco also entered into a margin hedge agreement with Mitsubishi whereby Mitsubishi has provided polypropylene margin protection in 2001 of up to $6.5 million per quarter. Any earn out or margin hedge payments/receipts would be treated as adjustments to the purchase price. In addition, Mitsubishi is responsible during a 25-year indemnification period for up to $100 million of potential environmental liabilities for the business arising out of or related to the period prior to closing.

     In connection with the margin hedge agreement, Sunoco will receive $6.5 million from Mitsubishi in the second quarter of 2001 related to Aristech's operations for the first quarter. This payment will be reflected as a reduction in the purchase price when received.

     Included in the purchase are Aristech's five chemical plants located at Neal, WV; Haverhill, OH; Neville Island, PA; and Pasadena and LaPorte, TX and a research center in Pittsburgh, PA. These facilities produce polypropylene, phenol and related derivatives (including bisphenol-A) and plasticizers.

     The acquisition has been accounted for as a purchase. The results of operations of Aristech have been included in the consolidated statement of income from the date of acquisition. The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their relative fair market values at the acquisition date. The following is a summary of the effects of this transaction on Sunoco's consolidated financial position as of the acquisition date (in millions of dollars):

     Allocation of purchase price:
       Accounts and notes receivable, net                                 $ 161
       Inventories                                                          144
       Investments and long-term receivables                                  8
       Properties, plants and equipment, net                                654
       Deferred charges and other assets                                     27
       Accounts payable                                                    (111)
       Accrued liabilities                                                  (51)
       Current portion of long-term debt                                     (1)
       Taxes payable                                                         (9)
       Long-term debt                                                      (162)
       Retirement benefit liabilities                                       (28)
       Deferred income taxes                                               (110)
       Other deferred credits and liabilities                               (13)
                                                                          -----
         Cash paid, net of cash acquired                                  $ 509
                                                                          =====

     The unaudited pro forma sales and other operating revenue of Sunoco for the three months ended March 31, 2000, as if the acquisition of these assets had occurred on January 1, 2000, was $3,360 million. The unaudited pro forma income from continuing operations for the three months ended March 31, 2000 was $52 million ($.58 per share on a diluted basis). The pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the period presented and is not intended to be a projection of future results. Accordingly, the pro forma results do not reflect any restructuring costs, increases in operating levels, potential cost savings or other synergies that Sunoco's management expects to realize as a result of the acquisition.

10.  Business Segment Information.

     The following table sets forth certain income statement information concerning Sunoco's business segments for the three-month periods ended March 31, 2001 and 2000 (in millions of dollars):

                                                      Sales and Other
                                                     Operating Revenue
                                              ------------------------------          Profit Contri-
Three Months Ended                            Unaffiliated            Inter-          bution (Loss)
 March 31, 2001                                 Customers            segment           (after tax)
--------------------                          ------------           -------           -------------
Northeast Refining                               $1,027                $695                $102
Northeast Marketing                               1,109                  --                  11
Chemicals                                           383                  --                 (19)
Lubricants*                                         359                   9                  12
MidAmerica Marketing &
  Refining                                          570                  --                   9
Logistics                                            12                  30                   9
Coke                                                 56                  --                  16
                                                 ------                                    ----
Consolidated                                     $3,516                                     140
                                                 ======
Provision for employee
  terminations                                                                               (7)
Corporate expenses                                                                           (6)
Net financing expenses
  and other                                                                                 (21)
                                                                                           ----
Net income                                                                                 $106
                                                                                           ====

Three Months Ended
 March 31, 2000
--------------------
Northeast Refining                               $1,088                $602                $ 50
Northeast Marketing                                 985                  --                   9
Chemicals                                           171                  --                  13
Lubricants*                                         355                   1                 (12)
MidAmerica Marketing &
  Refining                                          486                  --                   5
Logistics                                            10                  30                   9
Coke                                                 55                  --                  13
                                                 ------                                    ----
Consolidated                                     $3,150                                      87
                                                 ======
Corporate expenses                                                                           (6)
Net financing expenses
  and other                                                                                 (14)
Income from discontinued operations
                                                                                             11
                                                                                           ----
Net income                                                                                 $ 78
                                                                                           ====

____________
*Includes the Company's Puerto Rico refinery and lubricants blend facilities, which will be shut down in mid-2001 and the Company's lubricants marketing assets, which were sold in March 2001 (Note 2).

     The following table sets forth Sunoco's total assets by business segment at March 31, 2001 (in millions of dollars):

     Northeast Refining                                                  $1,525
     Northeast Marketing                                                    983
     Chemicals                                                            1,649
     Lubricants                                                             465
     MidAmerica Marketing & Refining                                        697
     Logistics                                                              552
     Coke                                                                   320
                                                                         ------
     Consolidated                                                        $6,229*
                                                                         ======

     __________
     *After elimination of intersegment receivables of $71 million. Identifiable assets also include Sunoco's $89 million consolidated deferred income tax asset and $20 million attributable to corporate activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                             RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                                                       Three Months Ended
                                                                            March 31
                                                                   --------------------------

                                                                     2001             2000             Variance
                                                                     ----             ----             --------
                                                                           (Millions of Dollars)
Northeast Refining                                                  $ 102            $  50                 $ 52
Northeast Marketing                                                    11                9                    2
Chemicals                                                             (19)              13                  (32)
Lubricants*                                                             6              (12)                  18
MidAmerica Marketing & Refining                                         9                5                    4
Logistics                                                               9                9                   --
Coke                                                                   16               13                    3
Corporate expenses                                                     (6)              (6)                  --
Net financing expenses and other                                      (21)             (14)                  (7)
                                                                     ----             ----                 ----
                                                                      107               67                   40
Special items:
   Value Added and Eastern Lubricants*                                  6               --                    6
   Employee terminations**                                             (7)              --                   (7)
   Discontinued operations***                                          --               11                  (11)
                                                                     ----             ----                 ----

Consolidated net income                                             $ 106            $  78                 $ 28
                                                                     ====             ====                 ====

____________
   *In connection with the Company's decision to dispose of its Puerto Rico refinery, lubricants blend facilities and lubricants branded marketing assets (collectively, "Value Added and Eastern Lubricants"), effective in the fourth quarter of 2000, such operations are being reported separately as a special item. Value Added and Eastern Lubricants losses of $8 million in the first quarter of 2000 are included in Lubricants (see Note 2 to the condensed consolidated financial statements).
  **Represents employee terminations related to the Value Added and Eastern
    Lubricants operations.
 ***Represents a favorable adjustment to the gain on divestment of Sunoco's international oil and gas production business which was sold in 1996.

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended March 31, 2001, Sunoco earned $106 million, or $1.24 per share of common stock on a diluted basis, compared to net income of $78 million, or $.87 per share, for the first quarter of 2000. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $107 million in the first quarter of 2001 compared to $67 million in the first quarter of 2000.

Northeast Refining -- Northeast Refining earned $102 million in the first quarter of 2001 versus $50 million in the first quarter of 2000. The improvement was due largely to higher realized margins and increased production levels. Realized refining margins averaged $7.80 per barrel for the quarter, up $3.38 per barrel from 2000 levels. In addition to stronger gasoline and distillate margins, high natural gas prices resulted in increased margins for chemical feedstocks, residual fuels, butane, propane and other related products which more than offset increased refinery fuel costs. Cash expenses, excluding fuel, were $2 million lower than the first quarter of 2000. Despite an extensive amount of planned maintenance activity, refinery production totalled 47 million barrels for the quarter, an increase of almost two million barrels versus the first quarter of 2000. Excluding the planned maintenance activity, crude and conversion units ran at near capacity levels throughout much of the quarter.

Northeast Marketing -- Northeast Marketing earned $11 million in the current quarter versus $9 million in the first quarter of 2000. The increase in earnings was primarily due to higher income from retail heating oil operations and slightly higher retail gasoline margins. Planned expense increases were largely offset by higher retail gasoline sales volumes, which were up nine percent versus the first quarter of 2000. Excluding sales from the sites acquired from Coastal Corporation on February 9, 2001, volumes were up four percent versus the year-ago period.

Chemicals -- Chemicals had a loss of $19 million in the first quarter of 2001 versus income of $13 million in the first quarter of 2000. The 2001 first quarter results include an after-tax loss of $9 million from Aristech's operations, which were acquired effective January 1, 2001. Sunoco's Delaware Valley and Aristech chemical operations were adversely impacted by high operating costs and weak margins, largely as a result of higher natural gas prices. Also contributing to the decline in earnings was lower equity income from Sunoco's joint venture operations. With the acquisition of Aristech, net production increased to almost 1.4 billion pounds for the quarter but was limited by some scheduled and unscheduled maintenance activity during the quarter.

Lubricants - Lubricants earned $6 million in the first quarter of 2001 from the continuing operations of its Tulsa refinery and related process oils business ("Western Lubricants"). Western Lubricants lost $4 million in the 2000 first quarter. The improved results were largely due to significantly higher margins for lubricant base oils and fuels produced at the Tulsa refinery. Production was limited to approximately 80 percent of capacity due to a planned maintenance shutdown during the quarter. Lubricants results for the 2000 first quarter also included a loss of $8 million from Sunoco's Value Added and Eastern Lubricants operations. Subsequent to the Company's third quarter 2000 decision to dispose of these assets, these operations have been reported separately as a special item.

MidAmerica Marketing & Refining -- MidAmerica Marketing & Refining earned $9 million during the current quarter, versus $5 million in the 2000 first quarter. The increase was largely due to higher average wholesale fuels margins, which were up $2.67 per barrel from 2000 levels. Refinery production for the quarter totalled 13.6 million barrels, an increase of 2.5 million barrels from the first quarter of 2000 when major planned maintenance work was in progress. Partially offsetting these improvements were significantly higher refinery fuel costs and lower retail gasoline margins.

Coke -- Coke earned $16 million in the first quarter of 2001 versus $13 million in the first quarter of 2000. The increased earnings are due to higher tax benefits recognized by Sun Coke and higher coke production at Indiana Harbor.

Net Financing Expenses and Other - Net financing expenses and other activities totalled $21 million in the first quarter of 2001 versus $14 million in the first quarter of 2000. The increase is primarily due to Aristech acquisition financing costs.

Employee Terminations - During the first quarter of 2001, Sunoco recorded a $7 million after-tax charge for employee terminations related to its Value Added and Eastern Lubricants operations (see Note 2 to the condensed consolidated financial statements).

Income from Discontinued Operations -- During the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment to the gain on divestment of Sunoco's international oil and gas production business which was sold in 1996 (see Note 3 to the condensed consolidated financial statements).

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $3.53 billion in the first quarter of 2001 compared to $3.19 billion in the first quarter of 2000. The 11 percent increase was primarily as a result of increased chemical sales volumes due to the Aristech acquisition. Also contributing to the increase were higher refined product sales prices and volumes.

Costs and Expenses -- Total pretax costs and expenses were $3.37 billion in the first quarter of 2001 compared to $3.09 billion in the first quarter of 2000. The 9 percent increase was primarily due to the Aristech acquisition and higher refinery fuel costs.

                              FINANCIAL CONDITION

Cash and Working Capital
------------------------

At March 31, 2001, Sunoco had cash and cash equivalents of $8 million compared to $239 million at December 31, 2000, and had a working capital deficit of $254 million compared to working capital of $37 million at December 31, 2000. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at March 31, 2001 by approximately $800 million. Inventories valued at LIFO, which consist of crude oil, petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first quarter of 2001, Sunoco's net cash provided by operating activities ("cash generation") was $160 million compared to $19 million in the first quarter of 2000. This $141 million increase in cash generation was primarily due to a decrease in working capital uses pertaining to operating activities and an increase in income before special items.

Management believes that future cash generation will be sufficient to satisfy Sunoco's capital requirements and to pay the current level of cash dividends on Sunoco's common stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil, natural gas, refined product and chemical markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a $500 million revolving credit agreement ("Agreement") with commercial banks that provides access to short-term financing through September 2002. The Company can borrow directly from the participating banks under this Agreement or use it to support the issuance of commercial paper.

The Company has a shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. On March 29, 2001, the Company issued $200 million of 6-3/4 percent 10-year bonds, leaving $1,300 million available under this shelf registration statement. While the primary purpose of this borrowing is to repay the Company's $150 million of 7.95 percent notes maturing in December 2001, the proceeds were used initially to pay down outstanding commercial paper. The Company expects to use any net proceeds from the sale of any other securities through the shelf registration statement for general corporate purposes, which may include: repayment of outstanding indebtedness; funding working capital, capital expenditures or acquisitions; and the repurchase of shares of common stock. The amount and timing of any other sales will depend upon market conditions and the Company's funding requirements.

The following table sets forth Sunoco's outstanding borrowings (in millions of dollars):

                                                      At                 At
                                                   March 31         December 31
                                                     2001               2000
                                                 -------------       -----------
Short-term borrowings -- commercial paper           $   90              $  --
Current portion of long-term debt                      152                  2
Long-term debt                                       1,142                933*
                                                    ------              -----
Total borrowings                                    $1,384              $ 935
                                                    ======              =====

___________
*Includes the Company's $150 million 7.95 percent notes due in 2001, which Sunoco refinanced on a long-term basis during the first quarter of 2001.

Sunoco's ratio of debt (net of cash and cash equivalents) to total capital was
43.9 percent at March 31, 2001 compared to 29.0 percent at December 31, 2000. This increase was due to the Aristech acquisition. In connection with the acquisition, Sunoco issued $200 million of commercial paper on January 2, 2001 and assumed $163 million of long-term debt from Aristech. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

                               SHARE REPURCHASES

During the first quarter of 2001, the Company repurchased 1,300,000 shares of common stock for $42 million. At March 31, 2001, the Company had a remaining authorization from its Board of Directors to purchase up to $150 million of Company stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions.

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

 .  Changes in industry-wide refining and chemical margins;

 .  Variation in commodity prices and crude oil supply;

 . Volatility in the marketplace which may affect market supply and demand for Sunoco's products;

 .  Increased competition;

 . Changes in the reliability and efficiency of the Company's operating facilities or those of third parties;

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

                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings

     In April 2001, Sunoco, Inc. (R&M) received a civil penalty demand in excess of $100,000 from the Ohio Attorney General's office, representing the Ohio Environmental Protection Agency, for alleged exceedances of permit emission limitations relating to the sulfur recovery unit at Sunoco's Toledo, OH refinery.

     Many other legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at March 31, 2001.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:

     12   -  Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
             Earnings to Fixed Charges for the Three-Month Period Ended March
             31, 2001.


Reports on Form 8-K:

     The Company filed a report on Form 8-K on January 16, 2001 to provide under
     Item 2 - "Acquisition or Disposition of Assets" a brief description of the Aristech acquisition. On March 15, 2001, the Company filed a Form 8-K/A which provided the financial statements and the pro forma financial information relating to the Aristech acquisition for the periods required under Item 7. This Form 8-K/A also described certain other events under
     Item 5 - "Other Events". On March 21, 2001, the Company filed another Form 8-K to disclose under Item 5 - "Other Events" a press release issued by the Company announcing the shutdown of its Yabucoa, Puerto Rico refinery and lubricants blend plants in Marcus Hook, PA, Tulsa, OK and Richmond, CA. The Company also separately announced in this press release its expected range for operating income for the first quarter of 2001.

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



     SUNOCO, INC.



BY   s/ JOSEPH P. KROTT
     -----------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE May 3, 2001

                                 EXHIBIT INDEX

Exhibit
Number                      Exhibit
-------         -------------------------------------------------------
  12            Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio
                of Earnings to Fixed Charges for the Three-Month Period Ended
                March 31, 2001.

                                                                      EXHIBIT 12

STATEMENT RE COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES (a) Sunoco, Inc. and Subsidiaries

(Millions of Dollars Except Ratio)
--------------------------------------------------------------------------------
                                                               For the Three
                                                                Months Ended
                                                               March 31, 2001
                                                               --------------
                                                                 (UNAUDITED)
Fixed Charges:
  Consolidated interest cost and debt expense                         $  25
  Proportionate share of interest cost and debt
    expense of 50 percent owned but not controlled
    affiliated companies                                                  3
  Interest allocable to rental expense(b)                                10
                                                                      -----
   Total                                                              $  38
                                                                      =====

Earnings:
  Consolidated income before income tax expense                       $ 166
  Proportionate share of income tax expense of
    50 percent owned but not controlled affiliated
    companies                                                            --
  Equity in income of less than 50 percent owned
    affiliated companies                                                 --
  Dividends received from less than 50 percent
   owned affiliated companies                                             1
  Fixed charges                                                          38
  Interest capitalized                                                   --
  Amortization of previously capitalized interest                        --
                                                                      -----
     Total                                                            $ 205
                                                                      =====
Ratio of Earnings to Fixed Charges                                     5.39
                                                                      =====

----------------
(a) The consolidated financial statements of Sunoco, Inc. and subsidiaries contain the accounts of all subsidiaries that are controlled (generally more than 50 percent owned). Affiliated companies over which the Company has the ability to exercise significant influence but that are not controlled (generally 20 to 50 percent owned) are accounted for by the equity method.
(b) Represents one-third of total operating lease rental expense which is that portion deemed to be interest.