Form 10-Q
period 2001-06-30
SUNOCO INC
filed 2001-08-08
CIK 95304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

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

At June 30, 2001, there were 80,873,251 shares of Common Stock, $1 par value outstanding.

                                  SUNOCO, INC.
                                  ------------

                                      INDEX

                                                                    Page No.
                                                                    --------

PART I.  FINANCIAL INFORMATION

     Item 1.        Financial Statements

                    Condensed Consolidated Statements of Income
                    for the Six Months Ended June 30, 2001
                    and 2000                                           1

                    Condensed Consolidated Statements of Income
                    for the Three Months Ended June 30, 2001
                    and 2000                                           2

                    Condensed Consolidated Balance Sheets at
                    June 30, 2001 and December 31, 2000                3

                    Condensed Consolidated Statements of Cash
                    Flows for the Six Months Ended June 30,
                    2001 and 2000                                      4

                    Notes to Condensed Consolidated Financial
                    Statements                                         5

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                        16

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings                                 25

     Item 4.        Submission of Matters to a Vote of Security
                    Holders                                           26

     Item 6.        Exhibits and Reports on Form 8-K                  27


SIGNATURE                                                             28

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries
(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------
                                                     For the Six Months
                                                      Ended June 30
                                                   -------------------------
                                                    2001                2000
                                                   -----               -----
                                                           (UNAUDITED)

REVENUES

Sales and other operating revenue (including
    consumer excise taxes)                         $7,311             $6,668
Interest income                                         5                  6
Other income (Note 2)                                  38                147
                                                   ------             ------
                                                    7,354              6,821
                                                   ------             ------
COSTS AND EXPENSES
Cost of products sold and operating expenses        5,435              5,121
Consumer excise taxes                                 839                789
Selling, general and administrative expenses          324                287
Depreciation, depletion and amortization              157                147
Payroll, property and other taxes                      51                 42
Provision for employee terminations and other
  matters (Note 3)                                     20                 (7)
Interest cost and debt expense                         52                 42
Interest capitalized                                   --                 (2)
                                                   ------             ------
                                                    6,878              6,419
                                                   ------             ------
Income from continuing operations before
  income tax expense                                  476                402
Income tax expense                                    174                120
                                                   ------             ------
Income from continuing operations                     302                282
Income from discontinued operations (Note 4)           --                 11
                                                   ------             ------
NET INCOME                                         $  302             $  293
                                                   ======             ======
Earnings per share of common stock (Note 5):

    Basic:
       Income from continuing operations            $3.62              $3.19
       Net income                                   $3.62              $3.31

    Diluted:
       Income from continuing operations            $3.58              $3.18
       Net income                                   $3.58              $3.30

Weighted average number of shares outstanding:
    Basic                                            83.4               88.5
    Diluted                                          84.4               88.9

Cash dividends paid per share of common stock        $.50               $.50

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Sunoco, Inc. and Subsidiaries
(Millions of Dollars and Shares Except Per Share Amounts)
-------------------------------------------------------------------------------
                                                     For the Three Months
                                                        Ended June 30
                                                     ------------------------
                                                     2001                2000
                                                     ----                ----
                                                           (UNAUDITED)

REVENUES

Sales and other operating revenue (including
    consumer excise taxes)                          $3,795             $3,518
Interest income                                          3                  4
Other income (Note 2)                                   24                112
                                                    ------             ------
                                                     3,822              3,634
                                                    ------             ------
COSTS AND EXPENSES
Cost of products sold and operating expenses         2,763              2,659
Consumer excise taxes                                  444                418
Selling, general and administrative expenses           165                149
Depreciation, depletion and amortization                80                 74
Payroll, property and other taxes                       24                 20
Provision for employee terminations and other
  matters (Note 3)                                       9                 (7)
Interest cost and debt expense                          27                 22
Interest capitalized                                    --                 (1)
                                                    ------             ------
                                                     3,512              3,334
                                                    ------             ------
Income before income tax expense                       310                300
Income tax expense                                     114                 85
                                                    ------             ------
NET INCOME                                          $  196             $  215
                                                    ======             ======
Net income per share of common stock (Note 5):
    Basic                                            $2.38              $2.45
    Diluted                                          $2.35              $2.44

Weighted average number of shares outstanding:
    Basic                                             82.4               87.8
    Diluted                                           83.5               88.3

Cash dividends paid per share of common stock         $.25               $.25

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                      At             At
                                                   June 30       December 31
                                                     2001           2000
(Millions of Dollars)
-------------------------------------------------------------------------------
                                                           (UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents                           $   78            $  239
Accounts and notes receivable, net                     883               890
Inventories:
   Crude oil                                           213               210
   Petroleum and chemical products                     350               171
   Materials, supplies and other                       116                79
Deferred income taxes                                   92                94
                                                    ------            ------
Total Current Assets                                 1,732             1,683

Investments and long-term receivables                  195               170
Properties, plants and equipment                     7,460             6,747
Less accumulated depreciation, depletion
    and amortization                                 3,387             3,357
                                                    ------            ------
Properties, plants and equipment, net                4,073             3,390
Deferred charges and other assets                      204               183
                                                    ------            ------
Total Assets                                        $6,204            $5,426
                                                    ======            ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $1,134            $1,052
Accrued liabilities                                    358               377
Current portion of long-term debt                      153                 2
Taxes payable                                          274               215
                                                    ------            ------
Total Current Liabilities                            1,919             1,646

Long-term debt (Note 7)                              1,142               933
Retirement benefit liabilities                         412               385
Deferred income taxes                                  458               250
Other deferred credits and liabilities                 468               510
Commitments and contingent liabilities (Note 8)
Shareholders' equity (Note 9)                        1,805             1,702
                                                    ------            ------
Total Liabilities and Shareholders' Equity          $6,204            $5,426
                                                    ======            ======

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)
--------------------------------------------------------------------------------

                                                                  For the Six Months
                                                                    Ended June 30
                                                                -------------------------
                                                                 2001                2000*
                                                                -----               -----
                                                                       (UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 302               $ 293
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Income from discontinued operations                        --                 (11)
       Provision for employee terminations and other
         matters                                                  20                  --
       Gain on income tax settlement                              --                 (90)
       Depreciation, depletion and amortization                  157                 147
       Deferred income tax expense                               103                  74
       Changes in working capital pertaining to operating
         activities, net of effect of acquisitions:
           Accounts and notes receivable                         174                 (74)
           Inventories                                           (84)               (199)
           Accounts payable and accrued liabilities             (135)                134
           Taxes payable                                          49                  38
       Other                                                     (40)                (44)
                                                               -----               -----
Net cash provided by operating activities                        546                 268
                                                               -----               -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (145)               (184)
   Acquisitions, net of debt assumed of $163 (Note 10)          (542)                 --
   Proceeds from divestments                                      17                  24
   Other                                                         (15)                 (8)
                                                               -----               -----
Net cash used in investing activities                           (685)               (168)
                                                               -----               -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from short-term borrowings                        --                  10
   Proceeds from issuance of long-term debt                      200                  --
   Repayments of long-term debt                                   (1)                 --
   Cash dividend payments                                        (42)                (44)
   Purchases of common stock for treasury                       (192)                (81)
   Proceeds from issuance of common stock under
     management incentive and employee option plans               36                  --
   Other                                                         (23)                 (9)
                                                               -----               -----
Net cash used in financing activities                            (22)               (124)
                                                               -----               -----
Net decrease in cash and cash equivalents                       (161)                (24)
Cash and cash equivalents at beginning of period                 239                  87
                                                               -----               -----
Cash and cash equivalents at end of period                     $  78               $  63
                                                               =====               =====

----------
*Reclassified to conform to the 2001 presentation.

                            (See Accompanying Notes)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        ----------------------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the gain on income tax settlement (Note 2), the provision for employee terminations and other matters (Note 3) and income from discontinued operations (Note 4). Results for the three and six months ended June 30, 2001 are not necessarily indicative of results for the full year 2001.

2.   Income Tax Settlement.

     In the second quarter of 2000, Sunoco recognized a $90 million pretax gain in other income ($79 million after tax) in connection with the settlement of certain federal income tax issues which had been in dispute. Certain additional elements were resolved at the end of 2000 resulting in the recognition of an additional $30 million pretax gain ($38 million after tax) in the fourth quarter of 2000. In connection with these settlements, Sunoco received cash proceeds of $132 million in the fourth quarter of 2000, which consisted of $47 million for interest and an $85 million tax refund.

3.   Restructuring of Lubricants Operations and Other Matters.

     On March 30, 2001, Sunoco completed the sale of its lubricants marketing assets (which include the Kendall(R) motor oil brand, and the customer lists and other related assets for both the Sunoco(R) and Kendall(R) brand labels). During June 2001, Sunoco shut down its Puerto Rico refinery, and in July 2001, closed its lubricants blend plants in Marcus Hook, PA, Tulsa, OK and Richmond, CA. Previously, Sunoco had signed a letter of intent to sell the Tulsa and Richmond blend facilities; however, the parties were unable to come to a final resolution on this arrangement and discussions were terminated.

     Sunoco established $11 and $17 million accruals ($7 and $11 million after tax) in the first and second quarters of 2001, respectively, for approximately 235 employee terminations and other required exit costs and in the 2001 second quarter also recorded a benefit increasing the estimated net realizable value of previously written down lubricants assets held for sale by $8 million ($5 million after tax). During the first half of 2001, payments charged against the accruals described above and other accruals previously established for employee terminations throughout the Company totaled $12 million. At June 30, 2001, the remaining balance in the termination benefit and exit cost accruals totaled $32 million. Payments against these accruals are expected to continue through 2002. Sunoco may also recognize additional charges for employee terminations and exit costs in connection with the lubricants restructuring, depending upon the outcome of ongoing efforts to divest the Puerto Rico refinery. In the third quarter of 2000, Sunoco recorded a $123 million after-tax non-cash charge to write-down the lubricants assets held for sale to their estimated values.

     Liquidation of related working capital in connection with the disposal of the lubricants assets generated approximately $50 million of cash in the first half of 2001 and should result in about $75-$100 million of additional cash generation in the second half of the year. Liquidation of the remaining inventory could also result in a significant gain.

     In the second quarter of 2000, the Company reversed into income the remainder of a previously established loss accrual related to an MTBE purchase commitment in the amount of $7 million ($4 million after tax).

4.   Discontinued Operations.

     During the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment (including a $7 million tax benefit) to the gain recognized in 1996 in connection with the divestment of the Company's international oil and gas production business. The adjustment resulted from the favorable resolution of certain United Kingdom income tax issues. At the time of the sale, this business was treated as a discontinued operation; therefore, this adjustment was classified similarly in the condensed consolidated statement of income for the six months ended June 30, 2000.

5.   Earnings Per Share.

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the six-month and three-month periods ended June 30, 2001 and 2000 (in millions, except per share amounts):


                                        Six Months Ended            Three Months Ended
                                            June 30                      June 30
                                       -------------------          ------------------
                                       2001           2000          2001          2000
                                       ----           ----          ----          ----
Income from continuing operations     $302          $282           $196          $215

Income from discontinued operations     --            11             --            --
                                      ----          ----           ----          ----
Net income                            $302          $293           $196          $215
                                      ====          ====           ====          ====
Weighted average number of common
    shares outstanding (basic EPS
    denominator)                      83.4          88.5           82.4          87.8
Add effect of dilutive stock
  incentive awards                     1.0            .4            1.1            .5
                                      ----          ----           ----          ----
Weighted average number of shares
    (diluted EPS denominator)         84.4          88.9           83.5          88.3
                                      ====          ====           ====          ====
Basic EPS:
       Income from continuing
         operations                  $3.62         $3.19          $2.38         $2.45
       Income from discontinued
         operations                     --           .12             --            --
                                     -----         -----          -----         -----
       Net Income                    $3.62         $3.31          $2.38         $2.45
                                     =====         =====          =====         =====
Diluted EPS:
       Income from continuing
         operations                  $3.58         $3.18          $2.35         $2.44
       Income from discontinued
         operations                     --           .12             --            --
                                     -----         -----          -----         -----
       Net Income                    $3.58         $3.30          $2.35         $2.44
                                     =====         =====          =====         =====

6.   Derivatives and Hedging Activity.

     Effective January 1, 2001, Sunoco adopted the new derivative accounting prescribed by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". There was no impact on Sunoco's consolidated net income or total shareholders' equity on the date of adoption. A reconciliation of changes in the separate component of shareholders' equity attributable to derivatives and hedging activity during the six months ended June 30, 2001, net of applicable income taxes, is as follows (in millions of dollars):

     Accumulated net derivative gains/losses,
       beginning of period                                 $--
     Current period hedging gains, net                       1
     Reclassifications to earnings, net                     (1)
                                                           ---
     Accumulated net derivative gains/losses,
       end of period                                       $--
                                                           ===

     The amount of hedge ineffectiveness on derivative contracts during the first half of 2001 was not material. Open contracts as of June 30, 2001 vary in duration but do not extend beyond the second quarter of 2002.

7.   Long-Term Debt.

     On March 29, 2001, the Company issued $200 million of 6-3/4 percent 10-year bonds through its $1.5 billion shelf registration statement. While the primary purpose of this borrowing was to repay the Company's $150 million of 7.95 percent notes maturing in December 2001, the proceeds were used initially to pay down outstanding commercial paper.

8.   Commitments and Contingent Liabilities.

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

                                                At                 At
                                             June 30          December 31
                                               2001               2000
                                           ------------       -----------
     Accrued liabilities                         $ 33               $ 37
     Other deferred credits and
       liabilities                                110                104
                                                 ----               ----
                                                 $143               $141
                                                 ====               ====

     Pretax charges against income for environmental remediation amounted to $7 million for both the six months ended June 30, 2001 and 2000. Claims for recovery of environmental liabilities that are probable of realization totalled $6 million at June 30, 2001 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

     The use of MTBE continues to be the focus of federal and state government attention. MTBE is the primary oxygenate used by Sunoco and the industry to meet reformulated gasoline requirements under the Clean Air Act. Congress is considering several pieces of legislation that would prohibit, phase-down or regulate the use of MTBE. The EPA is also seeking legislative and/or regulatory changes on the use of oxygenates. Several states, including some in Sunoco's marketing territory, have laws banning the use of MTBE beginning in 2003 and 2004; however, litigation was initiated challenging the legislation in California and New York. An initial court decision on a case brought by a trade association has upheld New York's law banning MTBE. In addition, the EPA rejected California's request for a waiver of the federal oxygenate mandate. Numerous other states continue to explore options concerning MTBE. If MTBE is banned throughout the United States, the effect on Sunoco will depend on the specific regulations, the cost and availability of alternative oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco to recover its costs in the marketplace. A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. At June 30, 2001, the Company had a $61 million investment in this operation. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned.

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

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly owned sites. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 2001, Sunoco had been named as a PRP at 50 sites identified or potentially identifiable as "Superfund" sites under federal or state law.

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

     Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations or cash flows for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2001. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

9.   Shareholders' Equity.

                                                     At                 At
                                                  June 30          December 31
                                                    2001              2000
                                                ------------       -----------
                                                     (Millions of Dollars)

     Common stock, par value $1 per share             $  134           $  132
     Capital in excess of par value                    1,437            1,403
     Earnings employed in the business                 2,209            1,950
                                                      ------           ------
                                                       3,780            3,485
     Less common stock held in treasury,
       at cost                                         1,975            1,783
                                                      ------           ------
     Total                                            $1,805           $1,702
                                                      ======           ======

10.  Acquisition of Aristech Chemical Corporation.

     Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation ("Aristech"), a wholly owned subsidiary of Mitsubishi Corporation ("Mitsubishi"), for $509 million in cash and the assumption of $163 million of debt. The purchase price includes approximately $110 million for working capital. Contingent payments with a net present value of up to $167 million (the "earn out") may also be made if realized margins for polypropylene and phenol exceed certain agreed upon thresholds over the next six years. In connection with the transaction, Sunoco also entered into a margin hedge agreement with Mitsubishi whereby Mitsubishi has provided polypropylene margin protection in 2001 of up to $6.5 million per quarter. Any earn out or margin hedge payments/receipts would be treated as adjustments to the purchase price. In addition, Mitsubishi is responsible during a 25-year indemnification period for up to $100 million of potential environmental liabilities for the business arising out of or related to the period prior to the acquisition date.

     In connection with the margin hedge agreement, Sunoco received $6.5 million from Mitsubishi in the second quarter of 2001 related to Aristech's operations for the first quarter and will receive an additional $6.5 million in the third quarter of 2001 related to the second quarter's operations. These payments are being reflected as reductions in the purchase price when received.

     Included in the purchase are Aristech's five chemical plants located at Neal, WV; Haverhill, OH; Neville Island, PA; and Pasadena and LaPorte, TX and a research center in Pittsburgh, PA. These facilities produce polypropylene, phenol and related derivatives (including bisphenol-A) and plasticizers.

     The acquisition has been accounted for as a purchase. The results of operations of Aristech have been included in the consolidated statement of income from the date of acquisition. The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their relative estimated fair market values at the acquisition date. The following is a summary of the effects of this transaction on Sunoco's consolidated financial position as of the acquisition date (in millions of dollars):

     Allocation of purchase price:
       Accounts and notes receivable, net                           $ 161
       Inventories                                                    130
       Investments and long-term receivables                            8
       Properties, plants and equipment, net                          668
       Deferred charges and other assets                               20
       Accounts payable                                              (111)
       Accrued liabilities                                            (51)
       Current portion of long-term debt                               (1)
       Taxes payable                                                   (9)
       Long-term debt                                                (162)
       Retirement benefit liabilities                                 (28)
       Deferred income taxes                                         (110)
       Other deferred credits and liabilities                         (13)
                                                                    -----
         Cash paid, net of cash received under margin
           hedge agreement and cash acquired                        $ 502
                                                                    =====

     The unaudited pro forma sales and other operating revenue of Sunoco for the six months ended June 30, 2000, as if the acquisition of these assets had occurred on January 1, 2000, was $7,102 million. The unaudited pro forma income from continuing operations for the six months ended June 30, 2000 was $250 million ($2.81 per share on a diluted basis). The pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the period presented and is not intended to be a projection of future results. Accordingly, the pro forma results do not reflect any restructuring costs, changes in operating levels, or potential cost savings and other synergies that Sunoco's management expects to realize as a result of the acquisition.

11.  Business Segment Information.

     The following table sets forth certain income statement information concerning Sunoco's business segments for the six-month and three-month periods ended June 30, 2001 and 2000 (in millions of dollars):

                                         Sales and Other
                                        Operating Revenue
                                   --------------------------   Profit Contri-
  Six Months Ended                 Unaffiliated       Inter-     bution (Loss)
   June 30, 2001                    Customers         segment     (after tax)
  --------------------             ------------       -------    -------------

  Northeast Refining                     $2,043        $1,525          $189
  Northeast Marketing                     2,433            --            39
  Chemicals                                 736            --           (15)
  Lubricants*                               736            28            33
  MidAmerica Marketing & Refining         1,223            --            69
  Logistics                                  25            62            24
  Coke                                      115            --            31
                                         ------                        ----
  Consolidated                           $7,311                         370
                                         ======
  Provision for employee

    terminations and other matters                                      (13)
  Corporate expenses                                                    (12)
  Net financing expenses and
    other                                                               (43)
                                                                       ----
  Net income                                                           $302
                                                                       ====

  Six Months Ended
   June 30, 2000
  --------------------

  Northeast Refining                     $2,208        $1,327          $113
  Northeast Marketing                     2,118            --            13
  Chemicals                                 370            --            33
  Lubricants*                               742             3           (14)
  MidAmerica Marketing & Refining         1,094            --            43
  Logistics                                  24            63            23
  Coke                                      112            --            27
                                         ------                        ----
  Consolidated                           $6,668                         238
                                         ======
  Gain on income tax settlement
   and other matters                                                     83
  Corporate expenses                                                    (12)
  Net financing expenses
    and other                                                           (27)
  Income from discontinued
    operations                                                           11
                                                                       ----
  Net income                                                           $293
                                                                       ====
----------
*Includes the Company's Puerto Rico refinery and lubricants blend facilities prior to their shutdown in mid-2001 and the Company's lubricants marketing assets prior to their sale in March 2001 (Note 3).

                                     Sales and Other
                                    Operating Revenue
                                   -------------------------   Profit Contri-
  Three Months Ended               Unaffiliated      Inter-     bution (Loss)
   June 30, 2001                    Customers        segment     (after tax)
  --------------------             ------------      -------   ---------------

  Northeast Refining                   $1,016          $830        $ 87
  Northeast Marketing                   1,324            --          28
  Chemicals                               353            --           4
  Lubricants*                             377            19          21
  MidAmerica Marketing & Refining         653            --          60
  Logistics                                13            32          15
  Coke                                     59            --          15
                                       ------                      ----
  Consolidated                         $3,795                       230
                                       ======
  Provision for employee
    terminations and other matters                                   (6)
  Corporate expenses                                                 (6)
  Net financing expenses
    and other                                                       (22)
                                                                   ----
  Net income                                                       $196
                                                                   ====

  Three Months Ended
   June 30, 2000
  --------------------

  Northeast Refining                   $1,120          $725        $ 63
  Northeast Marketing                   1,133            --           4
  Chemicals                               199            --          20
  Lubricants*                             387             2          (2)
  MidAmerica Marketing & Refining         608            --          38
  Logistics                                14            33          14
  Coke                                     57            --          14
                                       ------                      ----
  Consolidated                         $3,518                       151
                                       ======
  Gain on income tax settlement
    and other matters                                                83
  Corporate expenses                                                 (6)
  Net financing expenses
    and other                                                       (13)
                                                                   ----
  Net income                                                       $215
                                                                   ====
----------
*Includes the Company's Puerto Rico refinery and lubricants blend facilities prior to their shutdown in mid-2001 and the Company's lubricants marketing assets prior to their sale in March 2001 (Note 3).

     The following table sets forth Sunoco's total assets by business segment at June 30, 2001 (in millions of dollars):

     Northeast Refining                                         $1,537
     Northeast Marketing                                         1,001
     Chemicals                                                   1,628
     Lubricants                                                    397
     MidAmerica Marketing & Refining                               717
     Logistics                                                     525
     Coke                                                          319
                                                                ------
     Consolidated                                               $6,204*
                                                                ======
       ----------
       *After elimination of intersegment receivables of $76 million.
         Identifiable assets also include Sunoco's $92 million consolidated deferred income tax asset and $64 million attributable to corporate activities.

12.  New Accounting Standard.

     In June 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was finalized. Sunoco will adopt SFAS No. 142 effective January 1, 2002 when adoption is mandatory. SFAS No. 142 will require the testing of goodwill and indefinite lived intangible assets for impairment rather than amortizing them.
     Sunoco is currently assessing the impact of adopting SFAS No. 142 on its consolidated financial statements. Sunoco's current level of annual amortization of goodwill and indefinite lived intangible assets, which will be eliminated upon the adoption of SFAS No. 142, is approximately $5 million after tax.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                      RESULTS OF OPERATIONS - SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                       Six Months Ended
                                            June 30
                                       -----------------
                                        2001        2000          Variance
                                        ----        ----          --------
                                              (Millions of Dollars)

Northeast Refining                      $189        $113             $ 76

Northeast Marketing                       39          13               26

Chemicals                                (15)         33              (48)

Lubricants*                               29         (14)              43

MidAmerica Marketing & Refining           69          43               26

Logistics                                 24          23                1

Coke                                      31          27                4

Corporate expenses                       (12)        (12)              --

Net financing expenses and other         (43)        (27)             (16)
                                        ----        ----             ----
                                         311         199              112
Special items:

  Value Added and Eastern Lubricants*      4          --                4

  Employee terminations and other
    matters                              (13)          4              (17)

  Income tax settlement                   --          79              (79)

  Discontinued operations**               --          11              (11)
                                        ----        ----             ----

Consolidated net income                 $302        $293             $  9
                                        ====        ====             ====
----------
  *In connection with the Company's decision to dispose of its Puerto Rico refinery, lubricants blend facilities and lubricants branded marketing assets (collectively "Value Added and Eastern Lubricants"), commencing with the fourth quarter of 2000, such operations are reported separately as a special item prior to their disposition. Value Added and Eastern Lubricants losses of $18 million in the first half of 2000 are included in Lubricants (see Note 3 to the condensed consolidated financial statements).

 **Represents a favorable adjustment to the gain on divestment of Sunoco's international oil and gas production business which was sold in 1996 (see
   Note 4 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the six-month period ended June 30, 2001, Sunoco earned $302 million, or $3.58 per share of common stock on a diluted basis, compared to net income of $293 million, or $3.30 per share, for the first six months of 2000. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $311 million in the first six months of 2001 compared to $199 million in the first six months of 2000.

Northeast Refining -- Northeast Refining earned $189 million in the first six months of 2001 versus $113 million in the first six months of 2000. The improvement was due largely to higher realized margins for gasoline (particularly reformulated and premium grades) and distillates and increased production levels. In addition, high natural gas prices resulted in increased margins for chemical feedstocks, residual fuels, butane, propane and other related products which more than offset increased refinery fuel costs. Realized refining margins averaged $7.18 per barrel for the six-month period, up $2.43 per barrel from 2000 levels. Cash expenses, excluding fuel, were $5 million lower than the first six months of 2000. Despite an extensive amount of planned maintenance activity, refinery production totalled 95 million barrels for the first six months of 2001, an increase of almost one million barrels versus the first six months of 2000.

Northeast Marketing -- Northeast Marketing earned $39 million in the current six-month period versus $13 million in the first six months of 2000. The increase in earnings was primarily due to higher retail gasoline margins, which were up 2.7 cents per gallon versus the 2000 first half, and higher retail gasoline sales volumes, which increased nine percent versus the first six months of 2000. Higher non-gasoline income and increased earnings from retail heating oil operations also contributed to the improvement in operating results. Partially offsetting these positive factors was a planned increase in expenses.

Chemicals -- Chemicals had a loss of $15 million in the first six months of 2001 versus income of $33 million in the first six months of 2000. The 2001 first half results include an after-tax loss of $8 million from Aristech's operations, which were acquired effective January 1, 2001. Sunoco's Delaware Valley and Aristech chemical operations were adversely impacted by high operating costs and weak margins, largely as a result of higher natural gas prices. Also contributing to the decline in earnings was lower equity income from Sunoco's joint venture chemical operations. With the acquisition of Aristech, net production increased to almost 2.8 billion pounds for the first six months of 2001 despite being somewhat limited by both scheduled and unscheduled maintenance activity and lower demand.

Lubricants - Lubricants earned $29 million in the first half of 2001 from the continuing operations of its Tulsa refinery and related process oils business ("Western Lubricants"). Western Lubricants earned $4 million in the 2000 first half. The improved results were largely due to significantly higher margins for lubricant base oils and fuels produced at the Tulsa refinery, partially offset by higher expenses due to an increase in refinery fuel costs. Production was limited during the first half of 2001 due to a planned maintenance shutdown in the first quarter. Lubricants results for the 2000 first half also included a loss of $18 million from

Sunoco's Value Added and Eastern Lubricants operations. Subsequent to the Company's third quarter 2000 decision to dispose of these assets, these operations are being reported separately as a special item.

MidAmerica Marketing & Refining -- MidAmerica Marketing & Refining earned $69 million during the current six-month period, versus $43 million in the 2000 first half. The increase was largely due to higher average wholesale fuels margins, which were up $2.90 per barrel from 2000 levels. Refinery production for the first half totalled 27.8 million barrels, an increase of 3.7 million barrels from the first half of 2000 when major planned maintenance work was in progress. Partially offsetting these improvements were significantly higher refinery fuel costs and lower retail gasoline margins.

Coke -- Coke earned $31 million in the first six months of 2001 versus $27 million in the first half of 2000. The increased earnings are due to higher tax benefits recognized by Sun Coke and higher coke production at Indiana Harbor.

Net Financing Expenses and Other - Net financing expenses and other activities totalled $43 million in the first half of 2001 versus $27 million in the first six months of 2000. The increase is primarily due to Aristech acquisition financing costs.

Employee Terminations and Other Matters - During the first six months of 2001, Sunoco recorded an $18 million after-tax charge for employee terminations and other required exit costs related to the disposal of its Value Added and Eastern Lubricants operations and recorded a benefit increasing the net realizable value of previously written down lubricants assets held for sale by $5 million after tax. In the second quarter of 2000,the Company recorded a $4 million after-tax benefit attributable to the reversal of a loss accrual related to an MTBE purchase commitment. (See Note 3 to the condensed consolidated financial statements.)

Income Tax Settlement - In the second quarter of 2000, Sunoco recorded a $79 million after-tax gain from the settlement of certain federal income tax issues (see Note 2 to the condensed consolidated financial statements).

Discontinued Operations -- During the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment to the gain on divestment of its international oil and gas production business which was sold in 1996 (see Note 4 to the condensed consolidated financial statements).

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $7.35 billion in the first half of 2001 compared to $6.82 billion in the first six months of 2000. The 8 percent increase was primarily as a result of increased chemical sales volumes due to the Aristech acquisition. Also contributing to the increase were higher refined product sales prices and consumer excise taxes. Partially offsetting these increases was the absence of a $90 million pretax gain recognized in the second quarter of 2000 in connection with the settlement of certain federal income tax issues that had been in dispute.

Costs and Expenses -- Total pretax costs and expenses were $6.88 billion in the first six months of 2001 compared to $6.42 billion in the first half of 2000. The 7 percent increase was primarily due to the Aristech acquisition, higher refinery fuel costs and higher consumer excise taxes, partially offset by lower crude oil and refined product acquisition costs.

                      RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                         Three Months Ended
                                               June 30
                                         --------------------
                                           2001          2000        Variance
                                           ----          ----        --------
                                          (Millions of Dollars)

Northeast Refining                         $ 87          $ 63          $  24

Northeast Marketing                          28             4             24

Chemicals                                     4            20            (16)

Lubricants*                                  23            (2)            25

MidAmerica Marketing & Refining              60            38             22

Logistics                                    15            14              1

Coke                                         15            14              1

Corporate expenses                           (6)           (6)            --

Net financing expenses and other            (22)          (13)            (9)
                                           ----          ----           ----
                                            204           132             72
Special items:

  Value Added and Eastern Lubricants*        (2)           --             (2)

  Employee terminations and other
    matters                                  (6)            4            (10)

  Income tax settlement                      --            79            (79)
                                           ----          ----           ----

Consolidated net income                    $196          $215           $(19)
                                           ====          ====           ====
----------
* In connection with the Company's decision to dispose of its Value Added and Eastern Lubricants operations, commencing with the fourth quarter of 2000, such operations are reported separately as a special item prior to their disposition. Value Added and Eastern Lubricants losses of $10 million in the second quarter of 2000 are included in Lubricants (see Note 3 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended June 30, 2001, Sunoco earned $196 million, or $2.35 per share of common stock on a diluted basis, compared to net income of $215 million, or $2.44 per share, for the second quarter of 2000. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $204 million in the second quarter of 2001 compared to $132 million in the second quarter of 2000.

Northeast Refining -- Northeast Refining earned $87 million in the second quarter of 2001 versus $63 million in the second quarter of 2000. Despite a lower average 6-3-2-1 crackspread (a market margin derived from refining six barrels of crude oil into three barrels of regular gasoline, two barrels of distillate and one barrel of residual fuel), realized refining margins for the quarter averaged $6.56 per barrel, up $1.49 per barrel from second quarter 2000 levels. The increase in realized margins and earnings was due largely to higher margins for reformulated and premium gasoline products. Northeast Refining maximized production of reformulated and premium gasoline during the quarter with a record 87 percent of total gasoline production attributable to these products. Partially offsetting the higher margins were higher fuel and utility expenses, mainly as a result of higher natural gas prices.

Northeast Marketing -- Northeast Marketing earned $28 million in the current quarter versus $4 million in the second quarter of 2000. The increase in earnings was primarily due to higher retail gasoline margins, which were up
4.4 cents per gallon versus the second quarter of 2000. Also contributing to the improvement were higher retail gasoline sales volumes, which increased over nine percent versus the comparable period a year ago.

Chemicals -- Chemicals earned $4 million in the second quarter of 2001 versus $20 million in the second quarter of 2000. The decline in earnings was due to lower results of Sunoco's Delaware Valley chemical operations which lost
$1 million in the quarter versus income of $16 million in the second quarter of 2000. This decline was due largely to the negative impact of higher natural gas prices on feedstock costs, propylene margins and operating expenses. The Aristech operations acquired earlier this year earned $1 million in the second quarter. Chemicals joint venture income for the quarter was unchanged at $4 million.

Lubricants - Western Lubricants earned $23 million in the second quarter of 2001 versus $8 million in the 2000 second quarter. The improved results were largely due to significantly higher margins for both fuels and lubricant base oils produced at the Tulsa refinery. Lubricants results for the 2000 second quarter also included a loss of $10 million from Sunoco's Value Added and Eastern Lubricants operations. Subsequent to the Company's third quarter 2000 decision to dispose of these assets, these operations have been reported separately as a special item.

MidAmerica Marketing & Refining -- MidAmerica Marketing & Refining earned a record $60 million during the current quarter, versus $38 million in the 2000 second quarter. The increase was largely due to higher average wholesale fuels margins, which were up $3.42 per barrel from 2000 levels. Refinery operations for the quarter were strong, with inputs to crude units at approximately
144 thousand barrels per day and total refinery production volumes up
1.1 million barrels from the second quarter of 2000. Partially offsetting these improvements were higher refinery fuel costs.

Coke -- Coke earned $15 million in the second quarter of 2001 versus $14 million in the second quarter of 2000. The increased earnings are due to higher tax benefits recognized by Sun Coke.

Net Financing Expenses and Other - Net financing expenses and other activities totalled $22 million in the second quarter of 2001 versus $13 million in the second quarter of 2000. The increase is largely due to Aristech acquisition financing costs.

Employee Terminations and Other Matters - For a discussion of the provisions for employee terminations and other matters recorded in the second quarters of 2001 and 2000, see Note 3 to the condensed consolidated financial statements.

Income Tax Settlement - For a discussion of the gain on income tax settlement recorded in the second quarter of 2000, see Note 2 to the condensed consolidated financial statements.

Analysis of Consolidated Statements of Income
---------------------------------------------

Revenues -- Total revenues were $3.82 billion in the second quarter of 2001 compared to $3.63 billion in the second quarter of 2000. The 5 percent increase was primarily as a result of increased chemical sales volumes due to the Aristech acquisition. Also contributing to the increase were higher refined product sales prices and consumer excise taxes. Partially offsetting these increases were lower refined product sales volumes and the absence of the $90 million pretax gain recognized in the second quarter of 2000 in connection with the settlement of certain federal income tax issues that had been in dispute.

Costs and Expenses -- Total pretax costs and expenses were $3.51 billion in the second quarter of 2001 compared to $3.33 billion in the second quarter of 2000. The 5 percent increase was primarily due to the Aristech acquisition, higher refinery fuel costs and higher consumer excise taxes, partially offset by lower crude oil and refined product acquisition costs.

                              FINANCIAL CONDITION

Cash and Working Capital
------------------------

At June 30, 2001, Sunoco had cash and cash equivalents of $78 million compared to $239 million at December 31, 2000, and had a working capital deficit of $187 million compared to working capital of $37 million at December 31, 2000. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at June 30, 2001 by approximately $875 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first six months of 2001, Sunoco's net cash provided by operating activities ("cash generation") was $546 million compared to $268 million in the first half of 2000. This $278 million increase in cash generation was primarily due to an increase in income before special items, a decrease in working capital uses pertaining to operating activities and higher deferred income tax expense.

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

During the second quarter of 2001, Sunoco established Sunoco Receivables Corporation, Inc., a wholly owned special purpose subsidiary. On June 29, 2001, this subsidiary entered into a five-year agreement to sell up to a $200 million undivided interest in a designated pool of certain Sunoco accounts receivable. As of June 30, 2001, no receivables had been sold under this agreement.

The Company has a shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. On March 29, 2001, the Company issued $200 million of 6-3/4 percent 10-year bonds, leaving
$1,300 million available under this shelf registration statement. While the primary purpose of this borrowing was to repay the Company's $150 million of 7.95 percent notes maturing in December 2001, the proceeds were used initially to pay down outstanding commercial paper. The amount and timing of any additional financings will depend upon market conditions and the Company's funding requirements.

The following table sets forth Sunoco's outstanding borrowings (in millions of dollars):

                                                  At                 At
                                                June 30          December 31
                                                 2001               2000
                                             -------------       -----------
Current portion of long-term debt               $  153              $  2
Long-term debt                                   1,142               933
                                                ------              ----
Total outstanding borrowings                    $1,295              $935
                                                ======              ====

Sunoco's ratio of debt (net of cash and cash equivalents) to total capital was
40.3 percent at June 30, 2001 compared to 29.0 percent at December 31, 2000. This increase was due to the Aristech acquisition. In connection with the acquisition, Sunoco issued $200 million of commercial paper and assumed
$163 million of long-term debt from Aristech. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

                               SHARE REPURCHASES

During the first six months of 2001, the Company repurchased 5,192,711 shares of common stock for $192 million, which completed the $200 million share repurchase program initiated in September 2000. In July 2001, the Company received authorization from its Board of Directors to repurchase an additional $500 million of Company stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions.

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

 .    Changes in industry-wide refined product and chemical margins;

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

 .    Risks related to labor relations;

 .    Nonperformance by major customers or suppliers;

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

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings

     On June 11, 2001, an agreement in principle was reached with the Pennsylvania Department of Environmental Protection to settle alleged violations of Pennsylvania permit conditions at Sunoco's Marcus Hook refinery. This agreement, if finalized, would require Sunoco to pay a civil penalty in excess of $100,000.

     Many other legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at June 30, 2001.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company's shareholders was held on May 3, 2001. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations. At this meeting, the shareholders were requested: (1) to elect a Board of Directors; (2) to approve the Sunoco, Inc. Executive Incentive Plan; (3) to approve the Long-Term Performance Enhancement Plan II ("LTPEP II"); (4) to approve the appointment of independent auditors; and (5) to consider a shareholder proposal regarding the nomination of directors. The following action was taken by the Company's shareholders with respect to each of the above items:

     1. Concerning the election of a Board of Directors of the Company, there was a total of 72,162,549 votes cast. The tabulation below sets forth the number of votes cast for or withheld (abstentions) from each director. There were no broker non-votes.

                                                                     Number
                                               Number              "WITHHELD"
               NAME                            "FOR"              (ABSTENTIONS)
          ----------------                   ----------           -------------
          R. E. Cartledge                    69,861,148             2,301,401
          R. J. Darnall                      69,883,260             2,279,289
          J. G. Drosdick                     69,880,440             2,282,109
          M. J. Evans                        69,805,113             2,357,436
          U. F. Fairbairn                    69,237,035             2,925,514
          T. P. Gerrity                      67,030,336             5,132,213
          R. B. Greco                        67,026,525             5,136,024
          J. G. Kaiser                       69,882,938             2,279,611
          R. D. Kennedy                      69,860,246             2,302,303
          N. S. Matthews                     69,857,764             2,304,785
          R. A. Pew                          66,978,334             5,184,215
          G. J. Ratcliffe                    69,882,533             2,280,016
          A. B. Trowbridge                   69,865,905             2,296,644

     2. Concerning the motion to approve the Sunoco, Inc. Executive Incentive Plan, there was a total of 72,162,549 votes cast, with an aggregate of 64,419,462 votes cast in favor of such approval and 7,066,084 against. There were 677,003 withheld (abstentions). There were no broker non-votes.

     3. Concerning the motion to approve the LTPEP II, there was a total of 72,162,549 votes cast, with an aggregate of 64,787,010 votes cast in favor of such approval and 6,751,655 against. There were 623,884 withheld (abstentions). There were no broker non-votes.

     4. Concerning the motion to appoint Ernst & Young LLP as the Company's independent auditors, there was a total of 72,162,549 votes cast, with an aggregate of 70,849,202 votes cast in favor of such appointment and 960,002 against. There were 353,345 withheld (abstentions). There were no broker non-votes.

     5. Concerning the shareholder proposal regarding the nomination of directors, there was a total of 72,162,549 votes cast, with an aggregate of 4,546,979 votes cast in favor of such proposal and

            57,096,784 against. There were 1,371,099 withheld (abstentions). There were 9,147,687 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

      4   - Third Amendment, dated as of July 6, 2001, to the Rights Agreement between Sunoco, Inc. and EquiServe Trust Company, N.A. dated as of February 1, 1996.

     10.1 - Sunoco, Inc. Long-Term Performance Enhancement Plan II as of May 3, 2001 (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Sunoco, Inc., filed March 16, 2001, File No. 1-6841).

     10.2 - Amendment to the Sunoco, Inc. Long-Term Performance Enhancement Plan II, dated July 6, 2001.

     10.3 - Sunoco, Inc. Executive Incentive Plan, as amended and restated effective as of May 3, 2001 (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Sunoco, Inc., filed March 16, 2001, File No. 1-6841).

     10.4 - Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective as of May 3, 2001.

     10.5 - Amended Schedule to the Form of Indemnification Agreement, individually entered into between Sunoco, Inc. and certain officers and directors of the Company.

     12   - Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
            Earnings to Fixed Charges for the Six-Month Period Ended June 30, 2001.


Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2001.

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

     SUNOCO, INC.



BY   /s/ JOSEPH P. KROTT
     -----------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE August 7, 2001

                                 EXHIBIT INDEX

Exhibit
Number                Exhibit
-------      -----------------------------------------

   4 Third Amendment, dated as of July 6, 2001, to the Rights Agreement between Sunoco, Inc. and EquiServe Trust Company, N.A. dated as of February 1, 1996.

  10.1 Sunoco, Inc. Long-Term Performance Enhancement Plan II as of May 3, 2001 (incorporated by reference to Exhibit B to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Sunoco, Inc., filed March 16, 2001, File
             No. 1-6841).

  10.2 Amendment to the Sunoco, Inc. Long-Term Performance Enhancement Plan II, dated July 6, 2001.

  10.3 Sunoco, Inc. Executive Incentive Plan, as amended and restated effective as of May 3, 2001 (incorporated by reference to Exhibit A to the Company's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of Sunoco, Inc., filed March 16, 2001, File No. 1-6841).

  10.4 Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective as of May 3, 2001.

  10.5 Amended Schedule to the Form of Indemnification Agreement, individually entered into between Sunoco, Inc. and certain officers and directors of the Company.

  12 Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 2001.