Form 10-Q
period 2001-09-30
SUNOCO INC
filed 2001-11-02
CIK 95304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------

Commission file number 1-6841

                                  SUNOCO, INC.
          --------------------------------------------------------------
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

YES        X             NO
        -------                     --------

At September 30, 2001, there were 78,600,175 shares of Common Stock, $1 par value outstanding.

                                  SUNOCO, INC.
                                  ------------

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Statements of Operations
             for the Nine Months Ended September 30, 2001
             and 2000                                                       1

             Condensed Consolidated Statements of Operations
             for the Three Months Ended September 30, 2001
             and 2000                                                       2

             Condensed Consolidated Balance Sheets at
             September 30, 2001 and December 31, 2000                       3

             Condensed Consolidated Statements of Cash
             Flows for the Nine Months Ended September 30,
             2001 and 2000                                                  4

             Notes to Condensed Consolidated Financial
             Statements                                                     5

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                    17

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings                                             27

     Item 6. Exhibits and Reports on Form 8-K                              27


SIGNATURE                                                                  29

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                            For the Nine Months
                                                             Ended September 30
                                                            --------------------
                                                              2001        2000
                                                            --------   ---------
                                                                (UNAUDITED)

REVENUES
Sales and other operating revenue (including
    consumer excise taxes)                                  $ 10,758   $ 10,370
Interest income                                                    7          8
Other income (Notes 2 and 3)                                      53        184
                                                            --------   --------
                                                              10,818     10,562
                                                            --------   --------
COSTS AND EXPENSES
Cost of products sold and operating expenses                   8,016      7,998
Consumer excise taxes                                          1,297      1,222
Selling, general and administrative expenses                     483        428
Depreciation, depletion and amortization                         237        222
Payroll, property and other taxes                                 80         63
Provision for write-down of assets and other
  matters (Note 4)                                                41        187
Interest cost and debt expense                                    77         63
Interest capitalized                                              --         (2)
                                                            --------   --------
                                                              10,231     10,181
                                                            --------   --------
Income from continuing operations before
  income tax expense                                             587        381
Income tax expense (Note 2)                                      193        124
                                                            --------   --------
Income from continuing operations                                394        257
Income from discontinued operations (Note 5)                      --         11
                                                            --------   --------
NET INCOME                                                  $    394   $    268
                                                            ========   ========
Earnings per share of common stock (Note 6):

  Basic:
    Income from continuing operations                       $   4.79   $   2.93
    Net income                                              $   4.79   $   3.06

  Diluted:
    Income from continuing operations                       $   4.74   $   2.92
    Net income                                              $   4.74   $   3.04

Weighted average number of shares outstanding:
  Basic                                                         82.2       87.7
  Diluted                                                       83.2       88.1

Cash dividends paid per share of common stock               $    .75   $    .75

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars and Shares Except Per Share Amounts)
----------------------------------------------------------------------------

                                                        For the Three Months
                                                         Ended September 30
                                                        --------------------
                                                          2001        2000
                                                        --------    --------
                                                             (UNAUDITED)

REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                 $ 3,447     $ 3,702
Interest income                                                2           2
Other income (Notes 2 and 3)                                  15          37
                                                         -------     -------
                                                           3,464       3,741
                                                         -------     -------
COSTS AND EXPENSES
Cost of products sold and operating expenses               2,581       2,877
Consumer excise taxes                                        458         433
Selling, general and administrative expenses                 159         141
Depreciation, depletion and amortization                      80          75
Payroll, property and other taxes                             29          21
Provision for write-down of assets and other
  matters (Note 4)                                            21         194
Interest cost and debt expense                                25          21
                                                         -------     -------
                                                           3,353       3,762
                                                         -------     -------
Income (loss) before income tax expense                      111         (21)
Income tax expense (Note 2)                                   19           4
                                                         -------     -------
NET INCOME (LOSS)                                        $    92     $   (25)
                                                         =======     =======
Net income (loss) per share of common stock
  (Note 6):
   Basic                                                 $  1.15     $  (.29)
   Diluted                                               $  1.14     $  (.29)

Weighted average number of shares outstanding:
   Basic                                                    79.7        86.1
   Diluted                                                  81.0        86.1

Cash dividends paid per share of common stock            $   .25     $   .25

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                          At             At
                                                     September 30    December 31
                                                        2001            2000
(Millions of Dollars)
--------------------------------------------------------------------------------
                                                             (UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents                             $   94          $  239
Accounts and notes receivable, net                       921             890
Inventories:
   Crude oil                                             212             210
   Petroleum and chemical products                       286             171
   Materials, supplies and other                         117              79
Deferred income taxes                                    106              94
                                                      ------          ------
Total Current Assets                                   1,736           1,683

Investments and long-term receivables                    179             170
Properties, plants and equipment                       7,534           6,747
Less accumulated depreciation, depletion
   and amortization                                    3,448           3,357
                                                      ------          ------
Properties, plants and equipment, net                  4,086           3,390
Deferred charges and other assets                        203             183
                                                      ------          ------
Total Assets                                          $6,204          $5,426
                                                      ======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                      $1,167          $1,052
Accrued liabilities                                      363             377
Current portion of long-term debt                        153               2
Taxes payable                                            237             215
                                                      ------          ------
Total Current Liabilities                              1,920           1,646

Long-term debt (Note 8)                                1,141             933
Retirement benefit liabilities                           408             385
Deferred income taxes                                    492             250
Other deferred credits and liabilities (Note 9)          450             510
Commitments and contingent liabilities
  (Note 10)
Shareholders' equity (Note 11)                         1,793           1,702
                                                      ------          ------
Total Liabilities and Shareholders' Equity            $6,204          $5,426
                                                      ======          ======

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)

--------------------------------------------------------------------------------

                                                              For the Nine Months
                                                                Ended September 30
                                                               -------------------
                                                                  2001        2000*
                                                                 -----        -----
                                                                    (UNAUDITED)

INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  394       $  268
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Income from discontinued operations                          --          (11)
       Gain on income tax settlement                                --          (90)
       Provision for write-down of assets and other
         matters                                                    41          187
       Depreciation, depletion and amortization                    237          222
       Deferred income tax expense                                 125           21
       Changes in working capital pertaining to operating
         activities, net of effect of acquisitions:
           Accounts and notes receivable                           133         (167)
           Inventories                                             (21)        (111)
           Accounts payable and accrued liabilities                (99)          99
           Taxes payable                                            (4)          43
       Other                                                       (53)         (80)
                                                                ------       ------
Net cash provided by operating activities                          753          381
                                                                ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (218)        (296)
   Acquisitions, net of debt assumed of $163 (Note 12)            (552)          --
   Proceeds from divestments                                        26           30
   Other                                                            (6)         (15)
                                                                ------       ------
Net cash used in investing activities                             (750)        (281)
                                                                ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of short-term borrowings                          --         (150)
   Proceeds from issuance of long-term debt                        200           --
   Repayments of long-term debt                                     (1)          --
   Proceeds from transferred interest in cokemaking
     operations                                                     --          214
   Cash distributions to investors in cokemaking
     operations                                                    (48)         (18)
   Cash dividend payments                                          (62)         (66)
   Purchases of common stock for treasury                         (273)        (136)
   Proceeds from issuance of common stock under
     management incentive and employee option plans                 37           --
   Other                                                            (1)           3
                                                                ------       ------
Net cash used in financing activities                             (148)        (153)
                                                                ------       ------
Net decrease in cash and cash equivalents                         (145)         (53)
Cash and cash equivalents at beginning of period                   239           87
                                                                ------       ------
Cash and cash equivalents at end of period                      $   94       $   34
                                                                ======       ======

-------------
*Reclassified to conform to the 2001 presentation.

                            (See Accompanying Notes)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ---------------------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the gains on income tax settlements (Note
     2), provision for restructuring of lubricants operations and other matters (Note 4) and income from discontinued operations (Note 5). Results for the three and nine months ended September 30, 2001 are not necessarily indicative of results for the full year 2001.

2.   Income Tax Settlements.

     In the third quarter of 2001, Sunoco recognized a $21 million benefit as a reduction in income tax expense resulting from the settlement of certain federal income tax issues. Sunoco will not receive any cash proceeds in connection with this settlement.

     In the second quarter of 2000, Sunoco recognized a $90 million pretax gain in other income ($79 million after tax) in connection with the settlement of certain other federal income tax issues. Certain additional elements of this settlement were resolved at the end of 2000 resulting in the recognition of an additional $30 million pretax gain ($38 million after tax) in the fourth quarter of 2000. In connection with the 2000 settlements, Sunoco received cash proceeds of $132 million in the fourth quarter of 2000, which consisted of $47 million for interest and an $85 million tax refund.

3.   Insurance Litigation Settlements.

     During 2000, Sunoco entered into settlements which resolved certain insurance claims. In connection with these settlements, Sunoco recognized a $7 million pretax gain ($5 million after tax) in the third quarter of 2000. The claims related to certain environmental matters of Sunoco, including its predecessor companies and subsidiaries, arising from ownership and operation of its businesses.

4.   Restructuring of Lubricants Operations and Other Matters.

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

     Sunoco established $11, $17 and $4 million accruals ($7, $11 and $2 million after tax) in the first, second and third quarters of 2001, respectively, for approximately 300 employee terminations and other required exit costs and in the 2001 second quarter also recorded a benefit increasing the estimated net realizable value of previously written down lubricants assets held for sale by $8 million ($5 million after tax). During the first nine months of 2001, payments charged against the accruals described above and other accruals previously established for employee terminations throughout the Company totalled $20 million. At September 30, 2001, the remaining balance in the termination benefit and exit cost accruals totalled $30 million. Payments against these accruals are expected to continue through 2002.

     In September 2001, Sunoco signed a letter of intent to sell its Puerto Rico refinery to Shell Chemical. The sale, which is expected to be completed around year-end 2001, is subject to terms and conditions set forth in the letter of intent, including completion of a due diligence review. Sunoco does not anticipate recognizing a significant gain or loss on this transaction. In the third quarter of 2000, Sunoco recorded a $177 million non-cash charge ($123 million after tax) to write down the lubricants assets held for sale to their estimated values.

     The disposal of the lubricants assets generated approximately $100 million of cash in the first nine months of 2001, primarily due to liquidation of related working capital, and should generate about $25 million of additional cash proceeds.

     In the third quarter of 2001, Sunoco established a $17 million accrual ($11 million after tax) for environmental remediation activities (Note
     10).

     During the second and third quarters of 2000, the Company recorded accruals totalling $11 million ($7 million after tax) for employee terminations and related costs and a $6 million provision ($4 million after tax) to write down to fair value certain assets. In the second quarter of 2000, the Company reversed into income the remainder of a previously established loss accrual related to an MTBE purchase commitment in the amount of $7 million ($4 million after tax).

5.   Discontinued Operations.

     During the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment (including a $7 million tax benefit) to the gain recognized in 1996 in connection with the divestment of the Company's international oil and gas production business. The adjustment resulted from the favorable resolution of certain United Kingdom income tax issues. At the time of the sale, this business was treated as a discontinued operation; therefore, this adjustment was classified similarly in the condensed consolidated statement of operations for the nine months ended September 30, 2000.

6.     Earnings Per Share.

       The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the nine-month and three-month periods ended September 30, 2001 and 2000 (in millions, except per share amounts):

                                                      Nine Months Ended          Three Months Ended
                                                        September 30               September 30
                                                     -------------------         ------------------
                                                      2001          2000         2001         2000*
                                                      ----          ----         ----         ----
     Income (loss) from continuing
       operations                                     $394          $257        $  92        $ (25)

     Income from discontinued operations                --            11           --           --
                                                      ----          ----        -----        -----
     Net income (loss)                                $394          $268        $  92        $ (25)
                                                      ====          ====        =====        =====
     Weighted average number of common
         shares outstanding (basic EPS
         denominator)                                 82.2          87.7         79.7         86.1
     Add effect of dilutive stock
       incentive awards                                1.0            .4          1.3           --
                                                      ----          ----        -----        -----
     Weighted average number of shares
         (diluted EPS denominator)                    83.2          88.1         81.0         86.1
                                                      ====          ====        =====        =====
     Basic EPS:
            Income (loss) from continuing
              operations                             $4.79         $2.93        $1.15        $(.29)
            Income from discontinued
              operations                                --           .13           --           --
                                                     -----         -----        -----        -----
            Net income (loss)                        $4.79         $3.06        $1.15        $(.29)
                                                     =====         =====        =====        =====
     Diluted EPS:
            Income (loss) from continuing
              operations                             $4.74         $2.92        $1.14        $(.29)
            Income from discontinued
              operations                                --           .12           --           --
                                                     -----         -----        -----        -----
            Net income (loss)                        $4.74         $3.04        $1.14        $(.29)
                                                     =====         =====        =====        =====

     ----------
     *Since the assumed issuance of common stock related to stock incentive awards would have resulted in a reduction in the loss per share, the diluted per share amounts are equal to the basic per share amounts.

7.   Derivatives and Hedging Activity.

     Effective January 1, 2001, Sunoco adopted the new derivative accounting prescribed by Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". There was no impact on Sunoco's consolidated net income or total shareholders' equity on the date of adoption. A reconciliation of changes in the separate component of shareholders' equity attributable to derivatives and hedging activity during the nine months ended September 30, 2001, net of applicable income taxes, is as follows (in millions of dollars):

         Accumulated net derivative losses, beginning of
           period                                              $ --
         Current period net hedging losses                       (5)
         Reclassifications to earnings, net                      --
                                                               ----
         Accumulated net derivative losses, end of period      $ (5)
                                                               ====

     The amount of hedge ineffectiveness on derivative contracts during the first nine months of 2001 was not material. Open contracts as of September 30, 2001 vary in duration but do not extend beyond the third quarter of 2002.

8.   Long-Term Debt.

     On March 29, 2001, the Company issued $200 million of 6-3/4 percent 10-year bonds through its $1.5 billion shelf registration statement. While the primary purpose of this borrowing was to repay the Company's $150 million of 7.95 percent notes maturing in December 2001, the proceeds were used initially to pay down outstanding commercial paper.

9.   Transferred Interests in Cokemaking Operations.

     In the third quarter of 2000, Sunoco transferred an additional interest in its Jewell cokemaking operation to a third-party investor for $214 million in cash. Sunoco did not recognize any gain or loss on this transaction. Third-party investors in Sunoco's Jewell and Indiana Harbor cokemaking operations are now entitled to 98 and 95 percent, respectively, of the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, which are expected to end in 2007 for Jewell and 2002 for Indiana Harbor, the investor in the Jewell operation will be entitled to a minority interest in the cash flows and tax benefits from Jewell amounting to 18 percent, while the investor in the Indiana Harbor operation will be entitled to a variable minority interest in the cash flows and tax benefits from Indiana Harbor ranging from 5 to 23 percent. The balance attributable to the investors' interest in these operations totalled $241 and $316 million at September 30, 2001 and December 31, 2000, respectively, and is reflected in other deferred credits and liabilities in the condensed consolidated balance sheets.

10.  Commitments and Contingent Liabilities.

     In the third quarter of 2001, Epsilon Products Company, LLC, a polypropylene joint venture in which the Company is a participant, refinanced its outstanding bridge financing with a $120 million five-year term loan and a $40 million revolving credit agreement. Sunoco is contingently liable under an arrangement which guarantees the term loan and borrowings under the revolving credit agreement, which amounted to $32 million at September 30, 2001.

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

                                                   At                   At
                                              September 30         December 31
                                                  2001                 2000
                                              ------------         -----------
          Accrued liabilities                     $ 35                 $ 37
          Other deferred credits and
            liabilities                            124                  104
                                                  ----                 ----
                                                  $159                 $141
                                                  ====                 ====

     Pretax charges against income for environmental remediation amounted to $29 and $11 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in the first nine months of 2001 was primarily attributable to a $17 million accrual for remediation activities largely associated with more stringent MTBE cleanup requirements (see below). Claims for recovery of environmental liabilities that are probable of realization totalled $7 million at September 30, 2001 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

     In December 1999, the U.S. Environmental Protection Agency ("EPA") adopted a rule which phases in limitations on the sulfur content of gasoline beginning in 2004 and, in January 2001, adopted another rule which will require limitations on the allowable sulfur content of diesel fuel beginning in 2006. The diesel rule is currently being challenged in federal court, but it is unclear whether the litigation will have any impact on the implementation of the rule. The United
     States Supreme Court recently upheld the EPA's ozone and particulate matter standards against similar attacks. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations primarily with respect to the capital and operating expenditures at the Philadelphia, Marcus Hook and Toledo refineries.
     Most of the capital spending is likely to occur in the 2002-2005 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new gasoline requirements will be in the range of $200-$250 million. The Company cannot estimate the capital requirements of the new diesel standards at this time. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the banking and trading credit systems, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

     Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act's New Source Review and Prevention of Significant Deterioration ("NSR/PSD") program. These enforcement initiatives have been targeted at industries that have large manufacturing facilities and that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of the enforcement initiative is the EPA's assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emissions increases above certain thresholds. As part of this on-going NSR/PSD enforcement initiative, the EPA has entered into consent agreements with several refiners that require the refiners to make significant capital expenditures to install emissions control equipment at selected facilities. The cost of the required emissions control equipment could be significant, depending on the size, age and configuration of the refinery. Sunoco received information requests in 2000 in connection with the NSR/PSD enforcement initiative pertaining to its five refineries and its phenol facility in Philadelphia, PA. Sunoco has completed its response to the requests and has provided additional clarification requested by the EPA, which is focusing solely on the refineries at this time. While Sunoco has not been named in any proceeding, it is currently evaluating its position and is engaging in discussions with the EPA concerning these issues. Although Sunoco does not believe that it has violated any NSR/PSD requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures.

     The EPA is also reportedly considering limiting the levels of benzene and other toxic substances in gasoline as well as banning MTBE. MTBE is the primary oxygenate used by Sunoco and the industry to meet reformulated gasoline requirements under the Clean Air Act. Congress is considering several pieces of legislation that would prohibit, phase-down or regulate the use of MTBE. The EPA is also seeking legislative and/or regulatory changes on the use of oxygenates. Several states, including some in Sunoco's marketing territory, have laws banning the use of MTBE beginning in 2003 and 2004; however, litigation was initiated challenging the legislation in California and New York. An initial court decision on a case brought by a trade association has upheld New York's law banning MTBE. In addition, the EPA rejected California's request for a waiver of the federal oxygenate mandate. Numerous other states continue to explore options concerning MTBE. If MTBE is banned throughout the United States, the effect on Sunoco will depend on the specific regulations, the cost and availability of alternative oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco to recover its costs in the marketplace. A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. At September 30, 2001, the Company had a $57 million investment in this operation. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned.

     Cleanup of groundwater aquifers contaminated by MTBE will be driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. In connection with these new requirements, Sunoco increased its accruals for remediation at certain sites during the third quarter of 2001. While actual cleanup costs for specific sites are variable and depend on many factors, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases.

     Private litigants, purportedly on behalf of various classes of private well owners in numerous states, filed class action lawsuits against major petroleum refiners and marketers who sold gasoline containing MTBE, alleging MTBE may have contaminated the groundwater. The Judicial Panel on Multidistrict Litigation consolidated several federal court MTBE class action cases from New York and other states (In re: Methyl Tertiary Butyl Ether ("MTBE") Products Liability Litigation; MDL No. 1358; Master File No. 00 Civ. 1898 (SAS)). MDL 1358 consists of five consolidated cases, and Sunoco was named as a defendant in three of these cases that were filed in New York. In response to motions to dismiss that had been filed, the judge issued an opinion and order that applies to all five cases. The judge dismissed the claims of the class of plaintiffs who have not tested their wells and thus do not know whether there is MTBE contamination (the "non-test class") or who have tested their wells and found no MTBE contamination (the "non-contaminated class"). Because all the class plaintiffs in La Susa, et al. v. Amerada Hess, et al. (one of the three New York cases) were in either the non-test class or the non-contaminated class, the La Susa case was dismissed.

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligation to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly owned sites. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 2001, Sunoco had been named as a PRP at 48 sites identified or potentially identifiable as "Superfund" sites under federal or state law.

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

     Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations or cash flows for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2001. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

11.  Shareholders' Equity.


                                                       At              At
                                                  September 30     December 31
                                                      2001            2000
                                                  ------------     ------------
                                                      (Millions of Dollars)

     Common stock, par value $1 per share           $   134          $   132
     Capital in excess of par value                   1,438            1,403
     Earnings employed in the business                2,282            1,950
     Accumulated other comprehensive
       loss (Note 7)                                     (5)              --
     Common stock held in treasury,
       at cost                                       (2,056)          (1,783)
                                                    -------          -------
     Total                                          $ 1,793          $ 1,702
                                                    =======          =======
12.  Acquisition of Aristech Chemical Corporation.

     Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation ("Aristech"), a wholly owned subsidiary of Mitsubishi Corporation ("Mitsubishi"), for $506 million in cash and the assumption of $163 million of debt. The purchase price includes $107 million for working capital. Contingent payments with a net present value of up to $167 million (the "earn out") may also be made if realized margins for polypropylene and phenol exceed certain agreed-upon thresholds over the next six years. In connection with the transaction, Sunoco also entered into a margin hedge agreement with Mitsubishi whereby Mitsubishi has provided polypropylene margin protection in 2001 of up to $6.5 million per quarter. Any earn out or margin hedge payments/receipts would be treated as adjustments to the purchase price. In addition, Mitsubishi is responsible during a 25-year indemnification period for up to $100 million of potential environmental liabilities for the business arising out of or related to the period prior to the acquisition date.

         In connection with the margin hedge agreement, Sunoco received $13 million from Mitsubishi in the first nine months of 2001 related to Aristech's operations for the first half and will receive an additional $6.5 million in the fourth quarter of 2001 related to the third quarter's operations. These payments are being reflected as reductions in the purchase price when received.

         Included in the purchase are Aristech's five chemical plants located at Neal, WV; Haverhill, OH; Neville Island, PA; and Pasadena and LaPorte, TX and a research center in Pittsburgh, PA. These facilities produce polypropylene, phenol and related derivatives (including bisphenol-A) and plasticizers.

         The acquisition has been accounted for as a purchase. The results of operations of Aristech have been included in the condensed consolidated statement of operations from the date of acquisition. The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their relative estimated fair market values at the acquisition date. The following is a summary of the effects of this transaction on Sunoco's consolidated financial position as of the acquisition date (in millions of dollars):

         Allocation of purchase price:
           Accounts and notes receivable, net                        $ 157
           Inventories                                                 130
           Investments and long-term receivables                         8
           Properties, plants and equipment, net                       675
           Deferred charges and other assets                            14
           Accounts payable                                           (110)
           Accrued liabilities                                         (58)
           Current portion of long-term debt                            (1)
           Taxes payable                                                (9)
           Long-term debt                                             (162)
           Retirement benefit liabilities                              (23)
           Deferred income taxes                                      (110)
           Other deferred credits and liabilities                      (18)
                                                                     -----
             Cash paid, net of cash received under margin
               hedge agreement and cash acquired                     $ 493
                                                                     =====

         The unaudited pro forma sales and other operating revenue of Sunoco for the nine months ended September 30, 2000, as if the acquisition of these assets had occurred on January 1, 2000, was $11,024 million. The unaudited pro forma income from continuing operations for the nine months ended September 30, 2000 was $203 million ($2.30 per share on a diluted basis). The pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the period presented and is not intended to be a projection of future results. Accordingly, the pro forma results do not reflect any restructuring costs, changes in operating levels, or potential cost savings and other synergies that Sunoco's management expects to realize as a result of the acquisition.

13.  Business Segment Information.

     The following table sets forth certain income statement information concerning Sunoco's business segments for the nine-month and three-month periods ended September 30, 2001 and 2000 (in millions of dollars):

                                              Sales and Other
                                             Operating Revenue
                                         -------------------------    Profit Contri-
  Nine Months Ended                      Unaffiliated      Inter-      bution (Loss)
   September 30, 2001                     Customers        segment     (after tax)
  -------------------                    ------------      -------    --------------
  Northeast Refining                        $  2,941      $  2,223       $    194
  Northeast Marketing                          3,677            --             80
  Chemicals                                    1,069            --            (21)
  Lubricants*                                  1,045            33             46
  MidAmerica Marketing & Refining              1,814            --            104
  Logistics                                       39            93             33
  Coke                                           173                           45
                                            --------                     --------
  Consolidated                              $ 10,758                          481
                                            ========
  Income tax settlement                                                        21
  Employee terminations and other
    matters                                                                   (26)
  Corporate expenses                                                          (19)
  Net financing expenses and
    other                                                                     (63)
                                                                         --------
  Net income                                                             $    394
                                                                         ========

  Nine Months Ended
   September 30, 2000
  -------------------

  Northeast Refining                        $  3,365      $  2,104       $    175
  Northeast Marketing                          3,331            --             31
  Chemicals                                      560            --             43
  Lubricants*                                  1,154            10            (22)
  MidAmerica Marketing & Refining              1,754            --             57
  Logistics                                       39            96             35
  Coke                                           167            --             44
                                            --------                     --------
  Consolidated                              $ 10,370                          363
                                            ========
  Income tax settlement                                                        79
  Insurance litigation settlements                                              5
  Write-down of assets and other
    matters                                                                  (130)
  Corporate expenses                                                          (18)
  Net financing expenses
    and other                                                                 (42)
  Discontinued operations                                                      11
                                                                         --------
  Net income                                                             $    268
                                                                         ========

----------
* Includes the Company's Puerto Rico refinery and lubricants blend facilities and lubricants marketing assets prior to their disposition (Note 4).

                                          Sales and Other
                                         Operating Revenue
                                      ------------------------   Profit Contri-
  Three Months Ended                  Unaffiliated      Inter-    bution (Loss)
   September 30, 2001                  Customers       segment     (after tax)
  -------------------                 ------------     -------   --------------

  Northeast Refining                     $   898       $   698      $     5
  Northeast Marketing                      1,244            --           41
  Chemicals                                  333            --           (6)
  Lubricants*                                309             5           13
  MidAmerica Marketing & Refining            591            --           35
  Logistics                                   14            31            9
  Coke                                        58            --           14
                                         -------                    -------
  Consolidated                           $ 3,447                        111
                                         =======
  Income tax settlement                                                  21
  Employee terminations and other
    matters                                                             (13)
  Corporate expenses                                                     (7)
  Net financing expenses
    and other                                                           (20)
                                                                    -------
  Net income                                                        $    92
                                                                    =======

  Three Months Ended
   September 30, 2000
  -------------------

  Northeast Refining                     $ 1,157       $   777      $    62
  Northeast Marketing                      1,213            --           18
  Chemicals                                  190            --           10
  Lubricants*                                412             7           (8)
  MidAmerica Marketing & Refining            660            --           14
  Logistics                                   15            33           12
  Coke                                        55            --           17
                                         -------                    -------
  Consolidated                           $ 3,702                        125
                                         =======
  Insurance litigation settlements                                        5
  Write-down of assets and other
    matters                                                            (134)
  Corporate expenses                                                     (6)
  Net financing expenses
    and other                                                           (15)
                                                                    -------
  Net loss                                                          $   (25)
                                                                    =======

----------
* Includes the Company's Puerto Rico refinery and lubricants blend facilities and lubricants marketing assets prior to their disposition (Note 4).

     The following table sets forth Sunoco's total assets by business segment at September 30, 2001 (in millions of dollars):

     Northeast Refining                            $1,595
     Northeast Marketing                            1,002
     Chemicals                                      1,562
     Lubricants                                       351
     MidAmerica Marketing & Refining                  696
     Logistics                                        573
     Coke                                             298
                                                   ------
     Consolidated                                  $6,204*
                                                   ======
     ----------
     *After elimination of intersegment receivables of $73 million. Identifiable assets also include Sunoco's $106 million consolidated deferred income tax asset and $94 million attributable to corporate activities.

14.  New Accounting Standards.

     In July 2001, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued. Sunoco will adopt SFAS No. 142 effective January 1, 2002 when adoption is mandatory. SFAS No. 142 will require the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. Sunoco is currently assessing the impact of adopting SFAS No. 142 on its consolidated financial statements. Sunoco's current level of annual amortization of goodwill and indefinite-lived intangible assets, which will be eliminated upon the adoption of SFAS No. 142, is approximately $5 million after tax.

     In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") was issued. This statement significantly changes the method of accruing for costs associated with the retirement of fixed assets which an entity is legally obligated to incur. Sunoco will evaluate the impact and timing of implementing SFAS No. 143, which is required no later than January 1, 2003.

     In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") was issued. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the provisions of Accounting Principles Board Opinion 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. Sunoco is currently assessing the impact of adopting SFAS No. 144 on its consolidated financial statements. Implementation of this standard is required no later than January 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                          Nine Months Ended
                                            September 30
                                          -----------------
                                            2001     2000   Variance
                                            ----     ----   --------
                                            (Millions of Dollars)

Northeast Refining                         $ 194    $ 175    $  19

Northeast Marketing                           80       31       49

Chemicals                                    (21)      43      (64)

Lubricants*                                   45      (22)      67

MidAmerica Marketing & Refining              104       57       47

Logistics                                     33       35       (2)

Coke                                          45       44        1

Corporate expenses                           (19)     (18)      (1)

Net financing expenses and other             (63)     (42)     (21)
                                           -----    -----    -----
                                             398      303       95
Special items:

  Value Added and Eastern Lubricants*          1       --        1

  Income tax settlements                      21       79      (58)

  Insurance litigation settlements            --        5       (5)

  Write-down of assets and other matters     (26)    (130)     104

  Discontinued operations**                   --       11      (11)
                                           -----    -----    -----

Consolidated net income                    $ 394    $ 268    $ 126
                                           =====    =====    =====

----------
     *In connection with the Company's decision to dispose of its Puerto Rico refinery, lubricants blend facilities and lubricants branded marketing assets (colectively "Value Added and Eastern Lubricants"), commencing with the fourth quarter of 2000, such operations are reported separately as a special item prior to their disposition. Value Added and Eastern Lubricants losses of $29 million in the first nine months of 2000 are included in Lubricants (see Note 4 to the condensed consolidated financial statements).
    **Represents a favorable adjustment to the gain on divestment of Sunoco's international oil and gas production business which was sold in 1996 (see
      Note 5 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the nine-month period ended September 30, 2001, Sunoco earned $394 million, or $4.74 per share of common stock on a diluted basis, compared to net income of $268 million, or $3.04 per share, for the first nine months of 2000. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $398 million in the first nine months of 2001 compared to $303 million in the first nine months of 2000.

Northeast Refining - Northeast Refining earned $194 million in the first nine months of 2001 versus $175 million in the first nine months of 2000. The improvement was due largely to higher realized margins for gasoline (particularly reformulated and premium grades) and distillates and increased production levels. In addition, high natural gas prices resulted in increased margins for chemical feedstocks, residual fuels, butane, propane and other related products which more than offset increased refinery fuel costs. Realized refining margins averaged $5.85 per barrel for the nine-month period, up $.79 per barrel from 2000 levels. Cash expenses, excluding fuel, were $6 million lower than the first nine months of 2000. Despite an extensive amount of planned maintenance activity, refinery production totalled 140.7 million barrels for the first nine months of 2001, an increase of 1.5 million barrels versus the first nine months of 2000.

Northeast Marketing - Northeast Marketing earned $80 million in the current nine-month period versus $31 million in the first nine months of 2000. The increase in earnings was primarily due to higher retail gasoline margins, which were up 3.4 cents per gallon versus the 2000 nine-month period, and higher retail gasoline sales volumes, which increased 10 percent versus the first nine months of 2000, largely due to acquisitions of retail sites from Coastal Corporation. Higher non-gasoline income and increased earnings from retail heating oil operations also contributed to the improvement in operating results. Partially offsetting these positive factors was a planned increase in expenses.

During the 2001 third quarter, Sunoco completed the acquisition of 65 direct and 163 distributor sites in the southeastern U.S. from Coastal Corporation. Including the February 2001 acquisition of 245 retail sites in the northeastern U.S. from Coastal, Sunoco's Northeast Marketing unit has increased total retail sites by 471 during the first nine months of 2001, including more than 100 convenience-store locations.

Chemicals - Chemicals had a loss of $21 million in the first nine months of 2001 versus income of $43 million in the first nine months of 2000. The 2001 nine-month results include an after-tax loss of $9 million from Aristech's operations, which were acquired effective January 1, 2001. Sunoco's Delaware Valley and Aristech chemical operations were adversely impacted by reduced product demand which resulted in lower production volumes and margins for most chemical products. Also contributing to the decline in earnings was lower equity income from Sunoco's joint venture chemical operations. With the acquisition of Aristech, net production increased to almost 4.1 billion pounds for the first nine months of 2001 despite being somewhat limited by both scheduled and unscheduled maintenance activity and lower demand.

Lubricants - Lubricants earned $45 million in the first nine months of 2001 from the continuing operations of its Tulsa refinery and related process oils business ("Western Lubricants"). Western Lubricants earned $7 million in the 2000 nine-month period. The improved results were largely due to significantly higher margins for lubricant base oils and fuels produced at the Tulsa refinery, partially offset by higher expenses due to an increase in refinery fuel costs. Production was limited during the first nine months of 2001 due to a planned maintenance shutdown in the first quarter. Lubricants results for the first nine months of 2000 also included a loss of $29 million from Sunoco's Value Added and Eastern Lubricants operations. Subsequent to the Company's third quarter 2000 decision to dispose of these assets, these operations are being reported separately as a special item.

MidAmerica Marketing & Refining - MidAmerica Marketing & Refining earned $104 million during the current nine-month period versus $57 million in the 2000 first nine months. The increase was largely due to higher average wholesale fuels margins, which were up $3.61 per barrel from 2000 levels. Refinery production for the first nine months totalled 41.6 million barrels, an increase of 2.4 million barrels from the first nine months of 2000 when major planned maintenance work was in progress. Partially offsetting these improvements were significantly higher refinery fuel costs and lower margins for petrochemical and retail gasoline products.

Coke - Coke earned $45 million in the first nine months of 2001 versus $44 million in the first nine months of 2000. The increased earnings are due to higher tax benefits recognized by Sun Coke and higher coke production at Indiana Harbor, partially offset by lower coke margins at Jewell.

Corporate Expenses - Corporate administrative expenses were $19 million during the current nine-month period versus $18 million in the 2000 first nine months. The increase was due to the recognition of a $1 million contribution by Sunoco to relief efforts associated with the terrorist attacks of September 11, 2001.

Net Financing Expenses and Other - Net financing expenses and other activities totalled $63 million in the first nine months of 2001 versus $42 million in the first nine months of 2000. The increase is largely due to Aristech acquisition financing costs.

Income Tax Settlements - In the third quarter of 2001 and second quarter of 2000, Sunoco recorded after-tax gains from the settlement of certain federal income tax issues totaling $21 and $79 million, respectively (see Note 2 to the condensed consolidated financial statements).

Insurance Litigation Settlements - In the third quarter of 2000, Sunoco recorded a $5 million after-tax gain in connection with settlements of insurance claims related to certain environmental matters (see Note 3 to the condensed consolidated financial statements).

Write-Down of Assets and Other Matters - During the first nine months of 2001, Sunoco recorded a $20 million after-tax charge for employee terminations and other required exit costs related to the disposal of its Value Added and Eastern Lubricants operations, an $11 million after-tax accrual for environmental remediation activities and a benefit increasing the net realizable value of previously written down lubricants assets held for sale by $5 million after tax. During the first nine months of 2000, Sunoco recorded a $123 million after-tax provision to write down its lubricants assets held for sale to their estimated values. During this period, Sunoco also recorded a $7 million after-tax charge for employee terminations, a $4 million after-tax benefit attributable to the reversal of a loss accrual related to an MTBE purchase commitment and a $4 million after-tax provision to write down to fair value certain assets. (See Notes 4 and 10 to the condensed consolidated financial statements.)

Discontinued Operations -- During the first quarter of 2000, Sunoco recorded an $11 million after-tax favorable adjustment to the gain on divestment of its international oil and gas production business which was sold in 1996 (see Note 5 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Operations
-----------------------------------------------------------

Revenues -- Total revenues were $10.82 billion in the first nine months of 2001 compared to $10.56 billion in the first nine months of 2000. The 2 percent increase was primarily as a result of increased chemical sales volumes due to the Aristech acquisition. Also contributing to the increase were higher consumer excise taxes. Partially offsetting these increases were lower refined product prices and sales volumes and the absence of the income tax settlement gain recognized in 2000.

Costs and Expenses -- Total pretax costs and expenses were $10.23 billion in the first nine months of 2001 compared to $10.18 billion in the first nine months of 2000. The increase was primarily due to the Aristech acquisition, higher refinery fuel costs and higher consumer excise taxes, partially offset by lower crude oil and refined product acquisition costs and a decrease in the provision for write-down of assets and other matters.

                      RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------



                                                 Three Months Ended
                                                    September 30
                                                 ------------------
                                                 2001             2000           Variance
                                                 ----             ----           --------
                                                        (Millions of Dollars)
Northeast Refining                               $  5            $  62              $(57)
Northeast Marketing                                41               18                23
Chemicals                                          (6)              10               (16)
Lubricants*                                        16               (8)               24
MidAmerica Marketing & Refining                    35               14                21
Logistics                                           9               12                (3)
Coke                                               14               17                (3)
Corporate expenses                                 (7)              (6)               (1)
Net financing expenses and other                  (20)             (15)               (5)
                                                 ----            -----              ----
                                                   87              104               (17)
Special items:
  Value Added and Eastern Lubricants*              (3)              --                (3)
  Income tax settlement                            21               --                21
  Insurance litigation settlements                 --                5                (5)
  Write-down of assets and other matters          (13)            (134)              121
                                                 ----            -----              ----
Consolidated net income (loss)                   $ 92            $ (25)             $117
                                                 ====            =====              ====

----------
* Inconnection with the Company's decision to dispose of its Value Added and Eastern Lubricants operations, commencing with the fourth quarter of 2000, such operations are reported separately as a special item prior to their disposition. Value Added and Eastern Lubricants losses of $11 million in the third quarter of 2000 are included in Lubricants (see Note 4 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended September 30, 2001, Sunoco earned $92 million, or $1.14 per share of common stock on a diluted basis, compared to a net loss of $25 million, or $.29 per share, for the third quarter of 2000. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $87 million in the third quarter of 2001 compared to $104 million in the third quarter of 2000.

Northeast Refining - Northeast Refining earned $5 million in the third quarter of 2001 versus $62 million in the third quarter of 2000. The decline in earnings was due primarily to significantly lower wholesale fuels margins, particularly early in the quarter when industry product inventories were consistently rising. Realized margins for the quarter averaged $3.28 per barrel, down $2.41 per barrel versus third quarter 2000 levels and well below seasonal norms. Northeast Refining accelerated certain maintenance work planned for later this year and early 2002 into the July/August timeframe, limiting input to crude units to 90 percent of rated capacity during the quarter. With this work now completed, Northeast Refining is positioned to maximize production levels through the upcoming fall and winter seasons. Partially offsetting the decline in margins were lower fuel and utility costs, mainly as a result of lower natural gas prices.

Northeast Marketing - Northeast Marketing earned a record $41 million in the current quarter versus $18 million in the third quarter of 2000. The increase in earnings was primarily due to higher retail gasoline margins, which were up 4.5 cents per gallon versus the third quarter of 2000. Also contributing to the improvement were higher retail gasoline sales volumes, which increased over 10 percent versus the comparable period a year ago, largely due to acquisitions of retail sites from Coastal Corporation. Partially offsetting the volume growth were higher associated expenses.

Chemicals - Chemicals had a loss of $6 million in the third quarter of 2001 versus income of $10 million in the third quarter of 2000. Sunoco's Delaware Valley chemical operations lost $3 million in the current quarter versus income of $4 million in the third quarter of 2000. This decline was due largely to the negative impact of reduced product demand which resulted in lower production volumes and margins for most chemical products. The Aristech operations acquired earlier this year lost $1 million in the third quarter. Rising feedstock costs, specifically for cumene and propylene, put added pressure on margins in the quarter. Chemicals joint venture operations had a loss of $2 million for the quarter compared to income of $6 million in last year's third quarter. This decline was due to reduced earnings from MTBE production related to Sunoco's interest in Belvieu Environmental Fuels and lower results in the Epsilon Products polypropylene joint venture.

Lubricants - Western Lubricants earned $16 million in the third quarter of 2001 versus $3 million in the 2000 third quarter. The improved results were largely due to significantly higher margins for both fuels and lubricant base oils produced at the Tulsa refinery. Lubricants results for the 2000 third quarter also included a loss of $11 million from Sunoco's Value Added and Eastern Lubricants operations. Subsequent to the Company's third quarter 2000 decision to dispose of these assets, these operations have been reported separately as a special item.

MidAmerica Marketing & Refining - MidAmerica Marketing & Refining earned $35 million during the current quarter versus $14 million in the 2000 third quarter. The increase was largely due to higher average wholesale fuels margins, which were up $4.74 per barrel from 2000 levels, reflecting strong seasonal demand and the impact of refinery disruptions in the region. Partially offsetting this improvement were much lower margins for petrochemical and retail gasoline products.

Logistics - Logistics earned $9 million in the third quarter of 2001 versus $12 million for the year-ago period. The decrease in earnings was due primarily to lower margins associated with crude oil acquisition and marketing activities and the adverse impact of an ad valorem tax adjustment recorded in the third quarter of 2001.

Coke - Coke earned $14 million in the third quarter of 2001 versus $17 million in the third quarter of 2000. The decreased earnings are due to slightly lower tax benefits and coke production levels versus last year's third quarter.

Corporate Expenses - Corporate administrative expenses were $7 million for the third quarter of 2001 versus $6 million for the year-ago period. The increase was due to the recognition of a $1 million contribution by Sunoco to relief efforts associated with the terrorist attacks of September 11, 2001.

Net Financing Expenses and Other - Net financing expenses and other activities totalled $20 million in the third quarter of 2001 versus $15 million in the third quarter of 2000. The increase is largely due to Aristech acquisition financing costs.

Income Tax Settlement - For a discussion of the gain on income tax settlement recorded in the third quarter of 2001, see Note 2 to the condensed consolidated financial statements.

Insurance Litigation Settlements - For a discussion of the gain on insurance litigation settlements recognized in the third quarter of 2000, see Note 3 to the condensed consolidated financial statements.

Write-Down of Assets and Other Matters - For a discussion of the provision for write-down of assets and other matters recorded in the first nine months of 2001 and 2000, see Notes 4 and 10 to the condensed consolidated financial statements.

Analysis of Condensed Consolidated Statements of Operations
-----------------------------------------------------------

Revenues -- Total revenues were $3.46 billion in the third quarter of 2001 compared to $3.74 billion in the third quarter of 2000. The 7 percent decrease was primarily as a result of lower refined product prices and sales volumes. Partially offsetting these decreases were increased chemical sales volumes due to the Aristech acquisition and higher consumer excise taxes.

Costs and Expenses -- Total pretax costs and expenses were $3.35 billion in the third quarter of 2001 compared to $3.76 billion in the third quarter of 2000. The 11 percent decrease was primarily due to lower crude oil and refined product acquisition costs and a decrease in the provision for write-down of assets and other matters. Partially offsetting these decreases were higher costs as a result of the Aristech acquisition and higher consumer excise taxes.


                               FINANCIAL CONDITION

Cash and Working Capital
------------------------

At September 30, 2001, Sunoco had cash and cash equivalents of $94 million compared to $239 million at December 31, 2000, and had a working capital deficit of $184 million compared to working capital of $37 million at December 31, 2000. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at September 30, 2001 by approximately $775 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first nine months of 2001, Sunoco's net cash provided by operating activities ("cash generation") was $753 million compared to $381 million in the first nine months of 2000. This $372 million increase in cash generation was primarily due to an increase in income before special items, a decrease in working capital uses pertaining to operating activities and higher deferred income tax expense. The decrease in working capital uses is largely attributable to the liquidation of working capital in connection with the disposal of the lubricants assets.

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

On October 15, 2001, Sunoco formed Sunoco Logistics Partners L.P. to ultimately acquire a substantial portion of the wholly owned logistics operations of the Company. On October 22, 2001, Sunoco Logistics Partners L.P. filed a registration statement on Form S-1 relating to an initial public offering of limited partnership units of Sunoco Logistics Partners L.P., which the Company expects to complete by early 2002, subject to acceptable market conditions and other considerations.

The Company has a $500 million revolving credit agreement ("Agreement") with commercial banks that provides access to short-term financing through September 2002. The Company can borrow directly from the participating banks under this Agreement or use it to support the issuance of commercial paper.

During the second quarter of 2001, Sunoco established Sunoco Receivables Corporation, Inc., a wholly owned special purpose subsidiary. On June 29, 2001, this subsidiary entered into a five-year agreement to sell up to a $200 million undivided interest in a designated pool of certain Sunoco accounts receivable. As of September 30, 2001, no receivables had been sold under this agreement.

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

The following table sets forth Sunoco's outstanding borrowings (in millions of dollars):

                                                 At                At
                                            September 30       December 31
                                                2001              2000
                                           -------------       -----------
Current portion of long-term debt              $  153            $   2
Long-term debt                                  1,141              933
                                               ------            -----
Total outstanding borrowings                   $1,294            $ 935
                                               ======            =====

Sunoco's ratio of debt (net of cash and cash equivalents) to total capital was
40.1 percent at September 30, 2001 compared to 29.0 percent at December 31, 2000. This increase was due to the Aristech acquisition. In connection with the acquisition, Sunoco issued $200 million of commercial paper and assumed $163 million of long-term debt from Aristech. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

                                SHARE REPURCHASES

During the first nine months of 2001, the Company repurchased 7,496,411 shares of common stock for $273 million and in October 2001 repurchased an additional 1,925,500 shares for $72 million. At October 31, 2001, the Company had a remaining authorization from its Board of Directors to purchase up to $348 million of Company common stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions.

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


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     Many legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at September 30, 2001.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

     12  - Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
           Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2001.

Reports on Form 8-K:

     The Company has not filed any reports on Form 8-K during the quarter ended September 30, 2001.

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



     SUNOCO, INC.



BY   /s/ JOSEPH P. KROTT
     -----------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE November 1, 2001

                                  EXHIBIT INDEX

Exhibit
Number                        Exhibit
-------   ---------------------------------------------------
12 Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2001.