Form 10-K
period 2001-12-31
SUNOCO INC
filed 2002-03-07
CIK 95304

                                     2001
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the transition period from        to

                         Commission file number 1-6841

                                 SUNOCO, INC.
            (Exact name of registrant as specified in its charter)

                                                      23-1743282
            Pennsylvania                            (I.R.S. Employer
   (State or other jurisdiction of                Identification No.)
   incorporation or organization)


                                                       19103-1699
           Ten Penn Center                             (Zip Code)
1801 Market Street, Philadelphia, PA
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code (215) 977-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each
                                                     exchange on which
        Title of each class                              registered
        -------------------                      --------------------------
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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K. [_]

   At January 31, 2002, the aggregate market value of voting stock held by nonaffiliates was $2,905 million.

   At January 31, 2002, there were 75,646,517 shares of Common Stock, $1 par value, outstanding.

   Selected portions of the Sunoco, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 2001 are incorporated by reference in Parts I, II and IV of this Form 10-K.

   Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, are incorporated by reference in Part III of this Form 10-K.

                                    PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES

   Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See "Forward-Looking Statements" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2001 Annual Report to Shareholders for a discussion of the factors that could cause actual results to differ materially from those projected.

General

   Sunoco, Inc.* was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1801 Market Street, Philadelphia, PA 19103-1699. Its telephone number is (215) 977-3000 and its Internet website address is www.SunocoInc.com.

   The Company, through its subsidiaries, is principally a petroleum refiner and marketer and chemicals manufacturer with interests in cokemaking. Sunoco's petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and petrochemicals, and the transportation of crude oil and refined products. Sunoco's chemical operations comprise the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The petroleum refining and marketing and chemicals operations are conducted principally in the eastern half of the United States. Sunoco's cokemaking operations are conducted in Virginia and Indiana.

   The Company's operations are organized into five business units (Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke) plus a holding company and a shared services organization. The accompanying discussion of the Company's business and properties reflects this organizational structure. For additional information regarding these business units, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2001 Annual Report to Shareholders. Business segment information is also presented in Note 19 to the Consolidated Financial Statements in the Company's 2001 Annual Report to Shareholders.

   Sunoco currently owns and operates four refineries which are located in Marcus Hook, PA, Philadelphia, PA, Toledo, OH and Tulsa, OK. The refineries in Marcus Hook, Philadelphia and Toledo produce principally fuels and commodity petrochemicals while the refinery in Tulsa emphasizes lubricants production with related fuels production being sold in the wholesale market. A fifth refinery in Puerto Rico, which also emphasized lubricants production, was sold in December 2001, completing the Company's restructuring of its lubricants operations. Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise through a network of approximately 4,150 retail outlets in 21 states on the East Coast and in the Midwest United States. Sunoco also owns and operates facilities in Philadelphia, PA and Haverhill, OH, which produce phenol

--------
* In this report, the terms "Company" and "Sunoco" are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships. References in this Annual Report on Form 10-K to material in the Company's 2001 Annual Report to Shareholders and in the Company's definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

and acetone, facilities in LaPorte, TX, and Neal, WV, which produce polypropylene, and facilities in Neville Island, PA, and Pasadena, TX, which produce plasticizers. In addition, Sunoco is a joint venture partner in a facility in Marcus Hook which produces propylene and polypropylene and in a facility in Mont Belvieu, TX, which produces MTBE. Sunoco also owns and operates a geographically diverse and complementary group of pipelines and terminal facilities which transport, terminal and store refined products and crude oil. Sunoco makes high-quality, blast-furnace coke at its Indiana Harbor facility in East Chicago, IN, and Jewell facility in Vansant, VA, and produces metallurgical coal from mines in Virginia primarily for use at the Jewell cokemaking facility.

   The following are separate discussions of Sunoco's business units.

 Refining and Supply

   The Refining and Supply business consists of the manufacture of petroleum products, including gasoline, middle distillates (including jet fuel, heating oil and diesel fuel) and residual fuel oil at Sunoco's Marcus Hook, Philadelphia, Toledo and Tulsa refineries and commodity petrochemicals, including olefins and their derivatives (ethylene, ethylene oxide and refinery-grade propylene) and aromatics and their derivatives (benzene, cyclohexane, toluene and xylene) at Sunoco's Marcus Hook, Philadelphia and Toledo refineries and the sale of these products to other Sunoco business units and to wholesale and industrial customers. This business also manufactures lubricant products at Sunoco's Tulsa refinery which are sold into process oil, wholesale base oil and wax markets ("Western Lubricants") and, prior to the completion of the restructuring of lubricants operations in December 2001 (see below), included the manufacture and wholesale marketing of base oils and related fuels produced at the Puerto Rico refinery and the blending, packaging and branded marketing of specialty oils ("Value Added and Eastern Lubricants").

   The following tables set forth information concerning operations at the Company's refineries excluding the Puerto Rico facility, which was sold in December 2001 (in thousands of barrels daily):

                                                     Delaware Toledo Tulsa
   2001                                              Valley*    OH    OK   Total
   ----                                              -------- ------ ----- -----
   Crude Unit Capacity..............................  505.0   140.0  85.0  730.0
                                                      =====   =====  ====  =====
   Input to Crude Units.............................  468.5   140.6  78.6  687.7
                                                      =====   =====  ====  =====
   Conversion Capacity..............................  210.0    88.0   8.7  306.7
                                                      =====   =====  ====  =====
   Conversion Unit Throughput.......................  189.4    81.4   6.5  277.3
                                                      =====   =====  ====  =====
   Products Manufactured:
    Gasoline........................................  231.9    86.9  18.5  337.3
    Middle Distillates..............................  167.8    34.2  28.0  230.0
    Residual Fuel...................................   52.5     3.9    .1   56.5
    Petrochemicals..................................   22.1     8.2    --   30.3
    Lubricants**....................................     --      --  12.0   12.0
    Other...........................................   39.0    20.5  20.2   79.7
                                                      -----   -----  ----  -----
                                                      513.3   153.7  78.8  745.8
                                                      =====   =====  ====  =====

--------
 * Consists of Marcus Hook and Philadelphia refineries.
** Consists of base oils, waxes and extracts.

                                                     Delaware Toledo Tulsa
   2000                                              Valley*    OH    OK   Total
   ----                                              -------- ------ ----- -----
   Crude Unit Capacity..............................  505.0   140.0  85.0  730.0
                                                      =====   =====  ====  =====
   Input to Crude Units.............................  460.5   133.6  79.2  673.3
                                                      =====   =====  ====  =====
   Conversion Capacity..............................  210.0    88.0   8.7  306.7
                                                      =====   =====  ====  =====
   Conversion Unit Throughput.......................  188.5    74.3   5.8  268.6
                                                      =====   =====  ====  =====
   Products Manufactured:
    Gasoline........................................  232.3    81.9  18.6  332.8
    Middle Distillates..............................  165.2    30.3  27.5  223.0
    Residual Fuel...................................   52.2     3.5    --   55.7
    Petrochemicals..................................   23.6     8.7    --   32.3
    Lubricants**....................................     --      --  12.4   12.4
    Other...........................................   26.7    21.2  20.8   68.7
                                                      -----   -----  ----  -----
                                                      500.0   145.6  79.3  724.9
                                                      =====   =====  ====  =====

                                                     Delaware Toledo Tulsa
   1999                                              Valley*    OH    OK   Total
   ----                                              -------- ------ ----- -----
   Crude Unit Capacity..............................  505.0   140.0  85.0  730.0
                                                      =====   =====  ====  =====
   Input to Crude Units.............................  468.9   133.4  75.9  678.2
                                                      =====   =====  ====  =====
   Conversion Capacity..............................  210.0    88.0   8.7  306.7
                                                      =====   =====  ====  =====
   Conversion Unit Throughput.......................  200.3    78.3   5.3  283.9
                                                      =====   =====  ====  =====
   Products Manufactured:
    Gasoline........................................  242.3    85.0  16.6  343.9
    Middle Distillates..............................  168.4    28.1  25.8  222.3
    Residual Fuel...................................   51.7     4.2    .1   56.0
    Petrochemicals..................................   25.7     9.0    --   34.7
    Lubricants**....................................     --      --  11.8   11.8
    Other...........................................   26.0    19.5  21.4   66.9
                                                      -----   -----  ----  -----
                                                      514.1   145.8  75.7  735.6
                                                      =====   =====  ====  =====

--------
 *  Consists of Marcus Hook and Philadelphia refineries.
** Consists of base oils, waxes and extracts.

   During 2001, the Philadelphia refinery had a scheduled turnaround of a crude unit, a catalytic cracking unit and a reformer unit. In mid-2001, the Marcus Hook refinery had an unplanned shutdown of the ethylene complex and associated processing units as a result of the failure of a flare line at the ethylene plant.

   During 2000, Refining and Supply had turnarounds of the Marcus Hook and Toledo refineries' catalytic crackers and associated processing units as well as a crude unit at the Philadelphia refinery.

   Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Virtually all of the crude oil processed at Sunoco's refineries during 2001 was light sweet crude oil. The Company believes that ample supplies of light sweet crude oil will continue to be available. The Philadelphia and Marcus Hook refineries process crude oils supplied from foreign sources, while the Toledo refinery processes crude oils supplied primarily from Canada and the United States and the Tulsa refinery processes crude oils supplied from the United States. The following table sets forth information concerning the Company's crude oil purchases (in thousands of barrels daily):

                                                               2001  2000  1999
                                                               ----- ----- -----
   Crude Type:
    West African Light........................................ 437.8 413.2 369.3
    West Texas Intermediate and Oklahoma Sweet................ 133.9 133.0 135.1
    Canadian..................................................  82.8  96.7  94.1
    North Sea.................................................  37.1  20.2  40.0
    South and Central American Light..........................    .6  14.3  28.4
    "Lubes-Extracted" Gasoil/Naphtha Intermediate Feedstock...   3.2   1.1   5.0
                                                               ----- ----- -----
                                                               695.4 678.5 671.9
                                                               ===== ===== =====

   Refining and Supply sells fuels through wholesale and industrial channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Refining and Supply's refined product sales excluding amounts attributable to the Value Added and Eastern Lubricants operations (in thousands of barrels daily):

                                                               2001  2000* 1999*
                                                               ----- ----- -----
   To Unaffiliated Customers:
    Gasoline.................................................. 137.5 145.0 169.1
    Middle Distillates........................................ 205.7 219.5 227.3
    Residual Fuel.............................................  59.8  55.6  56.2
    Petrochemicals............................................  13.5  13.4  14.0
    Lubricants**..............................................   9.3   8.5   7.7
    Other.....................................................  52.8  52.0  51.6
                                                               ----- ----- -----
                                                               478.6 494.0 525.9
   To Affiliates***........................................... 287.6 263.7 252.5
                                                               ----- ----- -----
                                                               766.2 757.7 778.4
                                                               ===== ===== =====

--------
  * Restated to conform to the 2001 presentation.
 ** Consists of base oils, specialty oils, waxes and extracts.
*** Includes gasoline sales to Retail Marketing and benzene and refinery-grade propylene sales to Chemicals.

   Petrochemicals manufactured by Refining and Supply during 2001 were marketed through the following channels:

  . Benzene and Benzene Derivatives (including Cyclohexane)--Benzene is sold to the Chemicals business for its use in the production of cumene. Other customers are large manufacturers of fibers, detergents and specialty products who buy a significant percentage of their requirements from Sunoco under long-term contracts with prices based on market conditions at time of delivery;

  . Toluene and Xylenes--Large-volume buyers participate in markets for fibers, film and urethane products. These sales are largely domestic with occasional export volumes. Customers and distributors also take individually small volumes of toluene and xylenes for paints, coatings, solvents and a variety of specialty applications;

  . Refinery-grade Propylene--Refinery-grade propylene is sold primarily to the Chemicals business for its use in the production of cumene and for its Epsilon Products Company, LLC ("Epsilon") joint venture's use in the production of polypropylene; and

  . Ethylene and Ethylene Oxide--Sales are primarily to intermediate-size specialty chemical companies that make diverse products such as surfactants, co-polymer resins and emulsions, and additives and to the Chemicals business' Epsilon joint venture for its use in the production of polypropylene.

   Petrochemicals produced at the Toledo refinery are sold along with similar products produced by Suncor Energy Inc. through a joint venture partnership. The lubricant base oils produced at the Tulsa refinery are sold to domestic and international customers who manufacture their own finished transportation and industrial lubricants. Some base oil production is also upgraded into process oils.

   Feedstocks can be moved between Sunoco's Philadelphia and Marcus Hook refineries by pipeline, barge, truck and rail. An interrefinery pipeline leased from Sunoco Logistics Partners L.P., Sunoco's 75.2 percent owned master limited partnership, enables the transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks. Finished products are delivered to customers via the pipeline and terminal network owned and operated by Sunoco Logistics Partners L.P. and by third-party pipelines and barges.

   Sunoco entered into an agreement to charter two new innovative VLCCs (Very Large Crude Carriers) to transport crude oil to its Philadelphia and Marcus Hook refineries. Construction of the two two-million-barrel-capacity tankers was completed in 2001 and the tankers were put on three-year charter to Sunoco at that time. The new VLCCs provide transportation cost savings compared to existing VLCCs and the smaller, one-million-barrel-capacity tankers also used to supply the Company's Northeast refineries.

   During the fourth quarter of 1999, Refining and Supply entered into an agreement with a subsidiary of FPL Energy ("FPL") to purchase steam from a 725-megawatt, natural gas fired cogeneration power plant currently being constructed and to be owned and operated by FPL at Sunoco's Marcus Hook refinery. Steam supplied by the power plant will reduce the refinery's steam supply costs. Construction commenced on this facility in 2001 and is expected to be completed in 2004.

   During 2000, Sunoco announced its intention to sell its Value Added and Eastern Lubricants operations. In connection with this decision, Sunoco sold its lubricants marketing assets in March 2001, closed its lubricants blend plants in Marcus Hook, PA, Tulsa, OK and Richmond, CA in July 2001 and sold the Puerto Rico refinery in December 2001, which concluded the lubricants restructuring plan. Sales of lubricants and other refined products attributable to the Value Added and Eastern Lubricants operations totalled 17.1, 30.8 and 34.0 thousands of barrels daily during 2001, 2000 and 1999, respectively. For a discussion of the financial impact of these actions, see
Note 3 to the consolidated financial statements in the Company's 2001 Annual Report to Shareholders.

 Retail Marketing

   The Retail Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in 21 states on the East Coast and in the Midwest region of the United States. The highest concentration of outlets is located in Massachusetts, Rhode Island, Connecticut, New York, New Jersey, Pennsylvania, Florida, Ohio and Michigan.

   The following table sets forth Sunoco's retail gasoline outlets at December 31, 2001, 2000 and 1999:

                                                               2001  2000  1999
                                                               ----- ----- -----
   Direct Outlets:
    Company Owned or Leased:
     Company-Operated:
      Traditional.............................................   203   167   166
      Convenience Stores......................................   421   300   270
                                                               ----- ----- -----
                                                                 624   467   436
                                                               ----- ----- -----
     Dealer-Operated:
      Traditional.............................................   354   357   388
      Convenience Stores......................................   230   235   244
      Ultra Service CentersSM.................................   225   228   241
                                                               ----- ----- -----
                                                                 809   820   873
                                                               ----- ----- -----
    Total Company Owned or Leased*............................ 1,433 1,287 1,309
    Dealer Owned**............................................   686   550   532
                                                               ----- ----- -----
   Total Direct Outlets....................................... 2,119 1,837 1,841
   Distributor Outlets........................................ 2,032 1,798 1,697
                                                               ----- ----- -----
                                                               4,151 3,635 3,538
                                                               ===== ===== =====

--------
 *  Gasoline throughput per Company owned or leased outlet averaged 108.2,
    109.8 and 108.5 thousands of gallons monthly during 2001, 2000 and 1999, respectively.
**  Primarily traditional outlets.

   Retail Marketing's portfolio of outlets is designed to provide optimal profit potential in each of its marketing areas. Sites differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

   Direct outlets are sites at which fuel products are delivered directly to the site by Sunoco's 128 trucks or by its contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell almost exclusively fuel products or may include APlus(R) convenience stores or Ultra Service CentersSM that provide automotive diagnosis and repair. Included among Retail Marketing's outlets at December 31, 2001 were 71 outlets on limited access highways in Pennsylvania, New Jersey, New York, Ohio and Maryland. Of these outlets, 54 were company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

   Distributor outlets are sites in which the distributor takes delivery at a terminal where branded products are available. Sunoco does not own, lease or operate these locations.

   During February and July 2001, Sunoco completed acquisitions of a total of 473 retail gasoline outlets and related working capital from The Coastal Corporation for $59 million. The acquisitions consisted of 166 company-owned or leased outlets, 150 dealer-owned traditional outlets and 157 distributor-owned or supplied outlets. The outlets are located in 15 eastern states with the largest concentration in Pennsylvania, New Jersey, Virginia, Tennessee and Florida. The acquisitions are part of the Company's strategy to grow and diversify its retail presence.

   Retail Marketing typically offers four grades of gasoline at its retail locations, consisting of Ultra(R) 94, the highest octane premium gasoline commercially available in the United States, and 93, 89 and 87 octanes. Retail Marketing also offers an 86 octane at its outlets in the Midwest. Branded fuels sales (including middle distillates) averaged 279.1 thousand barrels daily in 2001 compared to 257.0 thousand barrels daily in 2000 and 245.5 thousand barrels daily in 1999. The increase in branded fuels sales during 2001 was largely due to the acquisition of retail sites from The Coastal Corporation.

   Retail Marketing is one of the largest providers of home heating products in the eastern United States. In 2001, the Company sold 77 million gallons of these products to approximately 150 thousand households. Sunoco is also the largest manufacturer and marketer of high performance (racing) gasoline in the United States with approximately 11 million gallons sold during 2001.

   Sunoco's APlus(R) convenience stores are located principally in Pennsylvania, New York, Massachusetts, Ohio, Michigan and Florida. These stores supplement sales of fuel products with a broad mix of high-margin merchandise such as groceries, fast foods and beverages. The following table sets forth information concerning Sunoco's convenience store locations:

                                                               2001  2000  1999
                                                               ----- ----- -----
   Number of Stores (at December 31)..........................   652   541   519
   Merchandise Sales (Thousands of Dollars/Store/Month)....... $64.3 $62.0 $58.3
   Merchandise Margin (Company Operated) (% of Sales)......... 25.5% 26.3% 26.4%

   The increase in the number of stores during 2001 is due to the 110 outlets added in connection with the Coastal acquisition. The Company intends to continue to grow its convenience store business through acquisitions, new site construction and redesign of traditional gasoline outlets in an effort to reduce its dependence on gasoline margins.

   In the fourth quarter of 2000, Sunoco entered into an agreement with Wal-Mart Stores, Inc. which will enable Sunoco to build and operate retail gasoline outlets at selected existing and future Wal-Mart locations in nine eastern states. During 2001, Sunoco built 13 of these facilities and expects to build approximately 50 additional sites during 2002 at an estimated cost of $40 million and add up to 100 sites per year in subsequent years. In addition to gasoline, these outlets offer customers a limited selection of convenience store merchandise. This agreement will enable Sunoco to market significantly more of its own gasoline production directly to the consumer and to take further advantage of its existing logistics infrastructure in the region.

 Chemicals

   The Chemicals business comprises the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The Chemicals business manufactures polypropylene, aromatic derivatives (cumene, phenol, acetone, bisphenol-A and aniline) and plasticizers and their derivatives (phthalic anhydride, 2-ethylhexanol and phthalate plasticizers). The Chemicals business also produces polymer-grade propylene and polypropylene at its Epsilon joint venture and MTBE at its Belvieu Environmental Fuels joint venture.

   Petrochemicals are manufactured by the Chemicals business at facilities throughout the United States. Cumene is produced at the Philadelphia refinery; phenol and acetone are produced at facilities in Philadelphia, PA and Haverhill, OH; polypropylene is produced at facilities in LaPorte, TX and Neal, WV; and plasticizers and related feedstocks are produced at facilities in Neville Island, PA and Pasadena, TX. The Epsilon Products Company, LLC polypropylene joint venture is located in Marcus Hook, PA and the Belvieu Environmental Fuels MTBE joint venture is located in Mont Belvieu, TX. (See "Refining and Supply" for a discussion of the commodity petrochemicals produced at the Marcus Hook, Philadelphia and Toledo refineries.)

   Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation ("Aristech"), a wholly owned subsidiary of Mitsubishi Corporation ("Mitsubishi"), for $506 million in cash and the assumption of $163 million in debt. The purchase price included $107 million for working capital. Contingent payments with a net present value as of the acquisition date of up to $167 million (the "earn out") may also be made if realized margins for polypropylene and phenol exceed certain agreed upon thresholds through 2006. In connection with the transaction, Sunoco also entered into a margin hedge agreement with Mitsubishi whereby Mitsubishi has provided polypropylene margin protection in 2001 of up to $6.5 million per quarter. Any earn out or margin hedge payments/receipts would be treated as adjustments to the purchase price. In connection with the margin hedge agreement, Sunoco received $19.5 million from Mitsubishi in 2001 related to Aristech's operations for the first nine months and will receive an additional $6.5 million in the first quarter of 2002 related to the fourth quarter's operations. These payments are being reflected as reductions in the purchase price when received. In addition, Mitsubishi is responsible during a 25-year indemnification period for up to $100 million of potential environmental liabilities for the business arising out of or related to the period prior to closing. Included in the purchase are Aristech's five chemical plants located at Neal, WV; Haverhill, OH; Neville Island, PA; and Pasadena and LaPorte, TX and a research center in Pittsburgh, PA. These facilities have the capacity to produce annually 1.5 billion pounds of polypropylene, over 1.8 billion pounds of phenol and related derivatives (including bisphenol-A), and 800 million pounds of plasticizers and related feedstocks. The acquisition has been fully integrated with the Chemicals business' existing chemical operations.

   Effective June 15, 2000, Chemicals entered into the Epsilon joint venture which combined its 735 million pounds-per-year polymer-grade propylene operations at the Marcus Hook refinery with the adjacent polypropylene business owned by Epsilon Products Company. The polypropylene facility has an annual production capacity of 750 million pounds. In October 2001, Sunoco entered into an agreement with the Epsilon joint venture under which Sunoco assumed responsibility for general administration, sales and support functions on the joint venture's behalf. The Chemicals business will market the joint venture's production under the Sunoco name in combination with production from its LaPorte, TX and Neal, WV polypropylene plants.

   Sunoco's Philadelphia phenol facility has the capacity to produce annually more than one billion pounds of phenol and 700 million pounds of acetone. Under a long-term contract, the Chemicals business supplies Honeywell International Inc. ("Honeywell") with approximately 740 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating other phenol production costs.

   The following table sets forth information concerning petrochemicals production by the Chemicals business (in millions of pounds):

                                                                  Production*
                                               Capacity at     -----------------
                                            December 31, 2001* 2001  2000  1999
                                            ------------------ ----- ----- -----
   Phenol..................................       2,050        1,534 1,067 1,027
   Acetone.................................       1,275          952   661   633
   Bisphenol-A.............................         215          182    --    --
   Other Phenol Derivatives................         290          204    69    63
   Cumene..................................       1,215        1,026 1,150 1,006
   Polypropylene...........................       1,500        1,345    --    --
   Plasticizers and Related Feedstocks.....         755          650    --    --
                                                  -----        ----- ----- -----
     Total Production......................       7,300        5,893 2,947 2,729
                                                  =====
   Less: Production Used as Feedstocks**...                    1,501 1,150 1,006
                                                               ----- ----- -----
     Total Production Available for Sale...                    4,392 1,797 1,723
                                                               ===== ===== =====

--------
 * Excludes joint venture operations.
** Consists of cumene (used in the manufacture of phenol and acetone), phenol and acetone (used in the manufacture of bisphenol-A and aniline), and plasticizer feedstocks phthalic anhydride and 2-ethylhexanol (used in the manufacture of plasticizers).

   Petrochemical products produced by the Chemicals business are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. The following table sets forth the sale of petrochemicals to third parties by Chemicals (in millions of pounds):

                                                              2001  2000  1999
                                                              ----- ----- -----
   Phenol and Related Products (including Bisphenol-A)....... 2,605 1,771 1,744
   Polypropylene............................................. 1,384    --    --
   Plasticizers and Related Feedstocks.......................   532    --    --
   Propylene.................................................   715   761   747
   Other.....................................................   175   297   289
                                                              ----- ----- -----
                                                              5,411 2,829 2,780
                                                              ===== ===== =====

   The tables above reflect only volumes manufactured and sold directly by the Chemicals business. Chemicals also manages the third-party chemicals sales for Refining and Supply, the joint venture with Suncor Energy and the Epsilon joint venture bringing the total petrochemicals sold under the Sunoco(R) name to approximately 7.6 billion pounds in 2001.

   Sales made by the Chemicals business during 2001 were distributed through the following channels:

  . Phenol and Related Products--Long-term phenol contract sales to Honeywell are used in nylon production. Other phenol contract sales are to large manufacturers of resins and adhesives primarily for use in building products. Large contract sales of acetone are to major customers who manufacture polymers. Other sales of acetone are made to individually smaller customers for use in inks, paints, varnishes and adhesives. Bisphenol-A, manufactured from phenol and acetone, is sold to manufacturers of epoxy resins and polycarbonates;

  . Polypropylene--Sales are made to a diverse group of customers for use in fibers, carpeting, packaging, automotive, furniture and other end products;

  . Refinery-grade Propylene--Refinery-grade propylene is sold to the Epsilon joint venture for its use in the production of polypropylene; and

  . Plasticizers and Precursors--Phthalic anhydride and 2-ethylhexanol are sold to third-party customers in addition to their use by Chemicals in the production of plasticizers. Phthalic anhydride customers manufacture plasticizers, unsaturated polyester resins and coatings. 2-ethylhexanol is supplied to producers of plasticizers, fuel and lubricating oil additives, and surfactants, with significant volumes exported. Plasticizers are consumed by medium and small customers making PVC plastics, packaging, wire and cable coatings, and a number of specialty polymers.

   The Belvieu Environmental Fuels joint venture sells MTBE to Refining and Supply for use in manufacturing reformulated gasoline. (See "Environmental Matters" below.)

 Logistics

   The Logistics business operates refined product and crude oil pipelines and engages in refined product and crude oil terminalling operations and crude oil acquisition and marketing activities. These operations are conducted primarily in the Northeast, Midwest and South Central regions of the United States.

   In February 2002, the Company contributed a substantial portion of its logistics business to Sunoco Logistics Partners L.P., its recently formed master limited partnership (the "Partnership"), in exchange for a 73.2 percent limited partner interest and a 2 percent general partner interest in the

Partnership, and a $245 million special distribution, representing the estimated net proceeds from the Partnership's sale of ten-year senior notes. The Partnership concurrently issued 5.75 million limited partnership units, representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Net proceeds from this offering totalled an estimated $102 million. Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

   Pipeline operations are conducted through the Logistics business' pipelines and through other pipelines in which Sunoco has an ownership interest. The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by state regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing agencies, are based upon competition from other pipelines or alternate modes of transportation.

   The Logistics business' refined product pipeline operations, located primarily in the Northeast and Midwest, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco's other businesses and for third-party integrated petroleum companies, independent marketers and distributors. The crude oil pipeline operations, located primarily in the South Central United States, transport foreign crude oil received at its Nederland, TX, terminal and crude oil produced in Oklahoma, Texas, New Mexico and Louisiana to refiners (including Sunoco's Tulsa and Toledo refineries) or to local trade points.

   At December 31, 2001, the Logistics business had an equity interest in 5,388 miles of crude oil pipelines and 4,680 miles of refined product pipelines. In 2001, crude oil and refined product shipments, including Sunoco's proportionate share of shipments in pipelines in which it had an ownership interest, totalled 52.2 and 31.3 billion barrel miles, respectively, as compared to 54.0 and 30.2 billion barrel miles in 2000 and 49.4 and 32.0 billion barrel miles in 1999.

   Product terminalling operations include 35 terminals in the Northeast and Midwest that receive refined products from pipelines and distribute them primarily to Sunoco and also to third parties, who in turn deliver them to end-users such as retail outlets. Terminalling operations also include an LPG terminal near Detroit, Michigan and three crude oil terminals adjacent to Sunoco's Philadelphia refinery.

   Sunoco's Nederland, TX, terminal provides approximately 11.2 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for United States government purchases for and sales from the Strategic Petroleum Reserve storage facilities.

   The Fort Mifflin Terminal Complex, located on the Delaware River in Philadelphia, supplies Refining and Supply's Philadelphia refinery with all of its crude oil. The terminal complex is comprised of the Fort Mifflin Terminal, the Hog Island Wharf, the Darby Creek Tank Farm and connecting pipelines.

   The Logistics business' crude oil pipeline operations in the South Central United States are complemented by crude oil acquisition and marketing operations. Approximately 176 thousand barrels daily of crude oil were purchased from third-party leases during 2001. This crude oil is delivered to various pipelines either directly from the wellhead or utilizing the Logistics business' fleet of 144 trucks.

 Coke

   Sun Coke Company's business consists of blast-furnace coke manufacturing at the Company's facilities in East Chicago, IN, and Vansant, VA, and metallurgical coal production from mines in Virginia. Such operations are conducted by Sun Coke Company and its affiliates.

   The Sun Coke business produces high-quality coke at its 1.3 million ton-per-year Indiana Harbor cokemaking operation in East Chicago, IN, and at its 700 thousand ton-per-year Jewell cokemaking operation in Vansant, VA. These facilities use a proprietary low-cost, heat-recovery cokemaking technology, which is environmentally superior to the chemical by-product recovery technology currently used by other coke producers.

   In 2000, Sun Coke transferred an additional interest in its Jewell cokemaking operation to a third-party investor for $214 million in cash. Sunoco did not recognize any gain or loss on this transaction. Third-party investors in the Jewell and Indiana Harbor cokemaking operations are currently entitled to 98 and 95 percent, respectively, of the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, which are expected to end in 2007 for Jewell and 2002 for Indiana Harbor, the investor in the Jewell operation will be entitled to a minority interest in the cash flows and tax benefits from Jewell amounting to 18 percent, while the investor in the Indiana Harbor operation will be entitled to a variable minority interest in the cash flows and tax benefits from Indiana Harbor ranging from 5 to 23 percent.

   The following table sets forth information concerning the cokemaking and coal mining operations:

                                                              2001  2000  1999
                                                              ----- ----- -----
   Production (Thousands of Tons):
    Coke..................................................... 2,006 2,010 1,910
                                                              ===== ===== =====
    Coal:
     Metallurgical (Jewell).................................. 1,027   810   850
     Steam (Shamrock)*.......................................    --    --   204
                                                              ----- ----- -----
                                                              1,027   810 1,054
                                                              ===== ===== =====
   Proven and Probable Metallurgical Coal Reserves
    at December 31 (Millions of Tons)........................   110   111   112
                                                              ===== ===== =====

--------
* In February 1999, the Shamrock steam coal mining operation located in Kentucky was divested. With this divestment, steam coal mining activities ceased.

   In 2001, 76 percent of Sun Coke's metallurgical coal production was converted into coke at the Jewell cokemaking facility and 24 percent was sold in spot market transactions. This is consistent with the Company's strategy of using its metallurgical coal production principally in its Jewell cokemaking operation. All of the metallurgical coal used to produce coke at Indiana Harbor is purchased generally under one-year contracts from third parties. The Company believes there is an ample supply of metallurgical coal available to meet worldwide needs, and Sun Coke has been able to supply its Indiana Harbor facility without disruption.

   Production from the Indiana Harbor cokemaking facility is sold to Ispat Inland Inc. ("Ispat") for use at Ispat's Indiana Harbor Works steel plant located adjacent to the Indiana Harbor facility. A supply agreement requires Sun Coke to provide Ispat 1.2 million tons of coke annually on a take-or-pay basis through 2013. Additional production of up to 150,000 tons per year will be sold either to Ispat or to other steel producers. Sun Coke is also required to supply all of the flue gas by-product produced at the cokemaking facility to a third-party utility for the generation of steam and electricity. In return, the utility reduces the sulfur and particulate content of the flue gas to acceptable emission levels.

   During 2001, all of Indiana Harbor's coke sales were made to Ispat while 96 percent of Jewell's coke sales were made under a long-term contract which provides for delivery of nearly all of this facility's coke production to National Steel Corporation ("National") through April 1, 2005. Long-term sales contracts contain cost pass through or escalating fixed price provisions. Both Ispat and National have credit ratings below investment-grade. Competition from foreign steelmakers and an economic slowdown have had a particularly adverse impact on the U.S. steel industry. As a result, a number of other steel companies have recently filed for bankruptcy protection. In response to these events, the U.S. International Trade Commission recently issued a report indicating that the U.S. steel industry has been harmed by foreign steel imports. Therefore, the U.S. government is providing economic relief for the industry, including tariffs and limitations on foreign imports.

   In late February 2002, National failed to make a required payment to Sun Coke for its January shipments and further shipments to National were suspended. National subsequently filed for Chapter 11 bankruptcy protection in early March 2002. Amounts due from National, which relate to sales during 2002, total $6 million. If National does not fulfill its contractual commitments to Sun Coke, the selling price of coke is expected to be significantly lower than National's current contract price. Sun Coke has committed that, until the third-party preferential return period ends, it will use best efforts to operate the Jewell plant at capacity and sell the Jewell production to third parties. Management believes that there is sufficient demand to sell this production for the remainder of 2002 and that lower selling prices could adversely impact Sun Coke's 2002 income by approximately $5-$10 million. In addition, the preferential return period of the third-party investor at Jewell could be extended beyond 2007.

   Ispat has given no indication that it will not perform under its contract. However, in the event of its nonperformance, Sun Coke's results of operations and cash flows may be adversely affected and the period during which the third-party investor at Indiana Harbor is entitled to preferential returns could be extended.

   Sunoco intends to continue to grow its cokemaking business both in the United States and internationally so that it can capitalize on its proprietary cokemaking technology and realize additional earnings diversification and growth.

Competition

   The refining and marketing business is very competitive. Sunoco competes with other domestic refiners and marketers in the northeastern United States and U.S. Gulf Coast, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. While the number of Sunoco's competitors has decreased due to consolidation in the refining and marketing industry, the competitiveness in the marketplace has not declined.

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

   Sunoco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores which provide a wide variety of branded products, and using effective advertising and promotional campaigns. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of the location of its Northeast and Midwest refineries and retail network which are well integrated with the distribution system owned by Sunoco Logistics Partners L.P. (the "Partnership"), the Company's 75.2 percent owned master limited partnership.

   Sunoco's chemical business is largely a commodities business and competes with local, regional, national and international companies, some of which have greater financial, research and development, production and other resources than Sunoco. Although competitive factors may vary among product lines, in general, Sunoco's competitive position is primarily based on raw material costs, selling prices, product quality, manufacturing technology, access to new markets, proximity to the market and customer service and support. Sunoco's competitors can be expected in the future to improve technologies, expand capacity, and, in certain product lines, develop and introduce new products. While there can be no assurances of its ability to do so, Sunoco believes that it will have sufficient resources to maintain its current position. Sunoco faces similarly strong competition in the sale of base oil lubricant products.

   Logistics operations are very competitive. Generally, pipelines are the lowest cost method for long-haul, overland movement of refined products. Therefore, the most significant competitors for large volume shipments in the areas served by the Partnership's pipelines are other pipelines. However, high capital requirements, environmental considerations and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in areas served by the Partnership's pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. In addition, pipeline operations face competition from trucks that deliver product in a number of areas that the Partnership's pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas served by the Partnership's pipelines.

   Cokemaking operations are also highly competitive. Sunoco's cokemaking business' current production is largely committed under long-term contracts; therefore, competition mainly impacts its ability to obtain new contracts supporting development of additional production capacity, both in the U.S. and internationally. The principal competitive factors affecting Sunoco's cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coal, and environmental performance. Competitors include conventional chemical by-product coke oven engineering and construction companies, other merchant coke producers and engineering companies that are attempting to develop non-recovery cokemaking technology. Much of the world's coke production capacity is currently owned by integrated steel companies, utilizing conventional chemical by-product coke oven technology. International merchant coke trade is increasingly controlled by Chinese producers. However, Chinese exports historically have been produced primarily in lower-cost, but highly polluting beehive coke ovens that produce coke of varying quality. The Chinese government has instituted a policy to shut down those ovens. Sunoco believes it is well-positioned to compete with other coke producers since its proven proprietary technology allows Sunoco to construct coke ovens that, when compared to other proven technologies, are more environmentally benign, produce consistently higher quality coke, are substantially less costly to build, and require significantly fewer workers.

Research and Development

   Sunoco's research and development activities are currently focused on applied research, process and product development, and engineering and technical services related to chemicals. Sunoco spent $13 million on research and development activities in 2001 and $4 million in each of the years 2000 and 1999. As of December 31, 2001, approximately 90 scientists, engineers, technicians and support personnel participated in these activities. Sunoco owns or has made application for numerous patents in the U.S.

Employees

   As of December 31, 2001, Sunoco had approximately 14,200 employees compared to approximately 12,300 employees as of December 31, 2000. The increase in 2001 is primarily attributable to the acquisition of Aristech Chemical Corporation and the purchase of retail gasoline sites from The Coastal Corporation. Approximately 7,000 of Sunoco's employees as of December 31, 2001 are employed in company-operated convenience stores and service stations and the Company's home heating products business. Approximately 21 percent of Sunoco's employees were covered by 48 collective bargaining agreements as of December 31, 2001. The collective bargaining agreements have various terms and dates of expiration. In management's opinion, Sunoco has a good relationship with its employees.

Environmental Matters

   Sunoco is subject to numerous federal, state and local laws and regulations which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities. These laws and regulations have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and expense nature. The following table summarizes Sunoco's expenditures for environmental projects and compliance activities (in millions of dollars):

                                                                 2001 2000 1999
                                                                 ---- ---- ----
   Pollution abatement capital*................................. $ 45 $ 52 $ 33
   Remediation..................................................   41   40   35
   Operations, maintenance and administration...................  158  156  155
                                                                 ---- ---- ----
                                                                 $244 $248 $223
                                                                 ==== ==== ====

--------
* Capital expenditures for pollution abatement are expected to approximate $55 and $115 million in 2002 and 2003, respectively.

   In December 1999, the U.S. Environmental Protection Agency ("EPA") adopted a rule under the Clean Air Act which phases in limitations on the sulfur content of gasoline beginning in 2004 and, in

January 2001, adopted another rule which will require limitations on the allowable sulfur content of diesel fuel beginning in 2006. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations primarily with respect to the capital and operating expenditures at the Philadelphia, Marcus Hook and Toledo refineries. Most of the capital spending is likely to occur in the 2002-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new gasoline and diesel requirements will be in the range of $300-$400 million. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the banking and trading credit systems, production mix, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

   Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act's New Source Review and Prevention of Significant Deterioration ("NSR/PSD") program. These enforcement initiatives have been targeted at industries that have large manufacturing facilities and that are significant sources of emissions, such as the refining, paper and pulp, and electric power generating industries. The basic premise of the enforcement initiative is the EPA's assertion that many of these industrial establishments have modified or expanded their operations over time without complying with NSR/PSD regulations that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emissions increases above certain thresholds. As part of this on-going NSR/PSD enforcement initiative, the EPA has entered into consent agreements with several refiners that require the refiners to make significant capital expenditures to install emissions control equipment at selected facilities. The cost of the required emissions control equipment could be significant, depending on the size, age and configuration of the refinery. Sunoco received information requests in 2000 in connection with the NSR/PSD enforcement initiative pertaining to its four refineries and its phenol facility in Philadelphia, PA. Sunoco has completed its response to the requests and has provided additional clarification requested by the EPA, which is focusing solely on the refineries at this time. Sunoco has received notices of violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. Sunoco is currently evaluating its position. Although Sunoco does not believe that it has violated any NSR/PSD requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures, operate these refineries at reduced levels and pay significant penalties.

   The EPA is also reportedly considering limiting the levels of benzene and other toxic substances in gasoline as well as banning MTBE. MTBE is the primary oxygenate used by Sunoco and the industry to meet reformulated gasoline requirements under the Clean Air Act. Congress is considering several pieces of legislation that would prohibit, phase-down or regulate the use of MTBE. The EPA is also seeking legislative and/or regulatory changes on the use of oxygenates. Several states, including some in Sunoco's marketing territory, have laws banning the use of MTBE beginning in 2003 and 2004; however, litigation was initiated challenging the legislation in California and New York. An initial court decision on a case brought by a trade association has upheld New York's law banning MTBE. In addition, the EPA rejected California's request for a waiver of the federal oxygenate mandate. Numerous other states continue to explore options concerning MTBE, including bans, restrictions on use or opting out of the EPA's reformulated fuels program. If MTBE is banned throughout the United States, the effect on Sunoco will depend on the specific regulations, the cost and availability of alternative oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco to recover its costs in the marketplace. A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. At December 31, 2001, the Company had a $54 million investment in this operation. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned.

   During 2001, the EPA issued its final rule addressing emissions of toxic air pollutants from mobile sources (the Mobile Source Air Toxics ("MSAT")
Rule). The rule is currently being challenged by certain environmental organizations and a number of states, and by a member of the petroleum industry. It requires refiners to produce gasoline which maintains their average 1998-2000 gasoline toxic emission performance level. If the rule survives the challenges and if MTBE is banned, it could result in additional expenditures or reductions in reformulated gasoline production levels.

   Cleanup of groundwater aquifers contaminated by MTBE will be driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. In connection with these new requirements, Sunoco increased its accruals for remediation at certain sites during 2001. While actual cleanup costs for specific sites are variable and depend on many factors, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases.

   Private litigants, purportedly on behalf of various classes of private well owners in numerous states, filed product liability class action lawsuits against major petroleum refiners and marketers who sold gasoline containing MTBE, alleging MTBE may have contaminated the groundwater. The Judicial Panel on Multidistrict Litigation consolidated several federal court MTBE class action cases from New York and other states (In re: Methyl Tertiary Butyl Ether ("MTBE") Products Liability Litigation; MDL No. 1358; Master File No. 00 Civ. 1898 (SAS)). MDL 1358 consists of five consolidated cases, and Sunoco was named as a defendant in the three cases that were filed in New York. In response to motions to dismiss that had been filed, the judge issued an opinion and order that applies to all five cases. The judge dismissed the claims of the class of plaintiffs who have not tested their wells and thus do not know whether there is MTBE contamination (the "non-test class") or who have tested their wells and found no MTBE contamination (the "non-contaminated class"). Because all the class plaintiffs in La Susa, et al. v. Amerada Hess, et al. (one of the three New York cases) were in either the non-test class or the non-contaminated class, the La Susa case was dismissed. The other two New York cases are ongoing.

   The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly owned sites. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of December 31, 2001, Sunoco had been named as a PRP at 46 sites identified or potentially identifiable as "Superfund" sites under federal or state law.

   Under various environmental laws, including RCRA, Sunoco has initiated corrective remedial action at its facilities, formerly owned facilities and third-party sites and could be required to undertake similar actions at various other sites.

   Sunoco establishes accruals related to environmental remediation activities for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. For a discussion of the accrued liabilities and charges against income related to these activities, see Note 14 to the consolidated financial statements in the Company's 2001 Annual Report to Shareholders.

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

ITEM 3. LEGAL PROCEEDINGS

   An agreement has been reached between Aristech Chemical Corporation, a subsidiary of the Company, and the United States Environmental Protection Agency ("EPA") to settle alleged violations of certain Clean Air Act Regulations at Aristech's Haverhill, Ohio facility. This agreement requires Aristech to pay a civil penalty of $450,000.

   In early 2002, an agreement was reached with the Pennsylvania Department of Environmental Protection to settle alleged violations of Pennsylvania permit conditions and air regulations at Sunoco's Marcus Hook refinery. Under this agreement, Sunoco will pay a civil penalty of $28,000, as well as undertake certain environmental projects.

   With respect to a pipeline release of crude oil in February 2000 in the John Heinz National Wildlife Refuge in Philadelphia, the Company has conducted remedial activities at the release area and has initiated restoration efforts in the area. The Company expects the EPA to assess a penalty with respect to the release which could exceed $100,000.

   Many other legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at December 31, 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Executive Officers of Sunoco, Inc.

 Name, Age and Present
 Position with Sunoco,
         Inc.                     Business Experience During Past Five Years
 ---------------------            ------------------------------------------
Michael H.R. Dingus, 53  Mr. Dingus was elected Senior Vice President, Sunoco, Inc.
 Senior Vice President,  in January 2002. He was elected a Vice President of Sunoco,
 Sunoco, Inc., and       Inc. in May 1999 and President, Sun Coke Company in June
 President, Sun Coke     1996.
 Company

John G. Drosdick, 58     Mr. Drosdick was elected Chairman of the Board and Chief
 Chairman of the Board,  Executive Officer in May 2000. He was elected a Director and
 Chief Executive         President and Chief Operating Officer in December 1996.
 Officer
 and President

Bruce G. Fischer, 46     Mr. Fischer was elected to his present position in January
 Senior Vice President,  2002. He was Vice President, Sunoco Chemicals from November
 Sunoco Chemicals        2000 to January 2002, Vice President and General Manager,
                         Sunoco MidAmerica Marketing and Refining from January 1999 to November 2000 and General Manager, Sunoco MidAmerica
                         Marketing & Refining from June 1995 to January 1999.

 Name, Age and Present
 Position with Sunoco,
          Inc.                     Business Experience During Past Five Years
 ---------------------             ------------------------------------------
Deborah M. Fretz, 53      Ms. Fretz was elected President and Chief Executive Officer,
 President and Chief      Sunoco Logistics Partners L.P., the Company's 75.2 percent
 Executive Officer,       owned master limited partnership, in October 2001. She was
 Sunoco Logistics         Senior Vice President, MidContinent Refining, Marketing and
 Partners L.P., Former    Logistics of Sunoco, Inc. from November 2000 to February
 Senior Vice President,   2002. From August 1994 to November 2000, she was Senior Vice
 Sunoco, Inc.             President, Logistics of Sunoco, Inc. and from January 1997 to November 2000 also held the position of Senior Vice
                          President, Lubricants of Sunoco, Inc.

Thomas W. Hofmann, 50     Mr. Hofmann was elected to his present position in January
 Senior Vice President    2002. He was Vice President and Chief Financial Officer from
 and Chief Financial      July 1998 to January 2002. From July 1995 to July 1998, he
 Officer                  served as Comptroller.

Joseph P. Krott, 38       Mr. Krott was elected to his present position in July 1998.
 Comptroller              From September 1997 to July 1998, he served as Director of
                          Compensation, Benefits & HR Systems and from July 1996 to
                          September 1997 as Manager, Compensation & HR Systems.


Michael S. Kuritzkes, 41  Mr. Kuritzkes was elected to his present position in May
 Vice President and       2000. From August 1997 to May 2000, he served as General
 General Counsel          Attorney. He was Vice President and General Counsel of
                          Ultramar, Inc., a subsidiary of Ultramar Corporation, from
                          1993 to 1997.


Joel H. Maness, 51        Mr. Maness was elected to his present position in September
 Senior Vice President,   2001. He was Senior Vice President, Sunoco Northeast
 Refining and Supply      Refining from May 2000 to September 2001. He was President of Mobil de Venezuela, a subsidiary of Mobil Corporation,
                          from 1997 to 2000 and General Manager of Supply and Trading for Mobil from 1996 to 1997.


Paul A. Mulholland, 49    Mr. Mulholland was elected to his present position in April
 Treasurer                2000. From May 1996 to April 2000, he served as Assistant
                          Treasurer.


Rolf D. Naku, 51          Mr. Naku was elected to his present position in May 2000.
 Vice President, Human    From July 1998 to May 2000, he served as Director of
 Resources and Public     Compensation, Benefits & HR Systems. He was a Human
 Affairs                  Resources Consultant for Catalyst Consulting Group from 1997 to 1998 and Vice President of Human Resources for Ultramar
                          Corporation from 1995 to 1997.


Robert W. Owens, 48       Mr. Owens was elected to his present position in September
 Senior Vice President,   2001. He was Senior Vice President, Sunoco Northeast
 Marketing                Marketing from May 2000 to September 2001 and Vice President and General Manager, Sunoco Northeast Marketing from
                          February 1997 to May 2000. He was Vice President, Marketing
                          and Services of Ultramar Diamond Shamrock Corporation from
                          1996 to 1997.


Charles K. Valutas, 51    Mr. Valutas was elected to his present position in May 2000.
 Senior Vice President    He was Vice President, Sunoco Chemicals from August 1994 to
 and Chief                May 2000.
 Administrative Officer

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 49 of the Company's 2001 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

   The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 8 of the Company's 2001 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this Item is incorporated herein by reference to pages 9-25 in the Company's 2001 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

   The information required by this Item is incorporated herein by reference to Derivative Instruments on pages 23-24 in the Company's 2001 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following information in the Company's 2001 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 26-29; the Notes to Consolidated Financial Statements on pages 30-46; the Report of Independent Auditors on page 47; and the Quarterly Financial and Stock Market Information on page 49.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information on directors required by Items 401 and 405 of Regulation S-K is incorporated herein by reference to the Company's definitive Proxy Statement ("Proxy Statement") which will be filed with the Securities and Exchange Commission ("SEC") within 120 days after December 31, 2001.

   Information concerning the Company's executive officers appears in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by Item 402 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 2001, except that the Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   The information required by Item 403 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by Item 404 of Regulation S-K is incorporated herein by reference to the Company's Proxy Statement which will be filed with the SEC within 120 days after December 31, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as a part of this report:

    1.  Consolidated Financial Statements:

       The information appearing in the Company's 2001 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

    2.  Financial Statement Schedules:

       Schedule II--Valuation Accounts is included on page 24 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

    3.  Exhibits:

      3.(i) --Articles of Incorporation of Sunoco, Inc., as amended and restated effective as of November 6, 1998 (incorporated by reference to Exhibit 3.(i) of the Company's 1998 Form 10-K filed
              March 5, 1999, File No. 1-6841).

      3.(ii) --Sunoco, Inc. Bylaws, as amended and restated effective as of March 7, 2002.

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

      4.2    --Fourth Amendment, dated as of September 6, 2001, to Rights
              Agreement between Sunoco, Inc. and First Chicago Trust Company of
              New York (predecessor to EquiServe Trust Company, N.A.)
              (incorporated by reference to Exhibit 4.6 of the Company's Form
              8-A/A filed October 5, 2001, File No. 1-6841).

      4.3 --Third Amendment, dated as of July 6, 2001, to Rights Agreement between Sunoco, Inc. and First Chicago Trust Company of New York
              (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4 to the Company's Quarterly Report on Form
              10-Q for the quarterly period ended June 30, 2001 filed on August
              8, 2001, File No. 1-6841).

      4.4    --Second Amendment, dated as of February 3, 2000, to Rights
              Agreement between Sunoco, Inc. and First Chicago Trust Company of
              New York (predecessor to EquiServe Trust Company, N.A.)
              (incorporated by reference to Exhibit 4.4 of the Company's Form
              8-A/A filed February 7, 2000, File No. 1-6841).

      4.5    --Amendment, dated as of July 3, 1997, to Rights Agreement between
              Sunoco, Inc. and First Chicago Trust Company of New York
              (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4 of the Company's Current Report on Form 8-
              K dated July 8, 1997, File No. 1-6841).

      4.6    --Rights Agreement between Sunoco, Inc. and First Chicago Trust
              Company of New York (predecessor to EquiServe Trust Company,
              N.A.) dated as of February 1, 1996 (incorporated by reference to
              Exhibit 99(b) of the Company's Current Report on Form 8-K dated
              February 2, 1996, File No. 1-6841).

     10.1*   --Sunoco, Inc. Long-Term Performance Enhancement Plan, as amended and restated as of February 6, 2002.

     10.2*   --Sunoco, Inc. Long-Term Performance Enhancement Plan II, as
              amended and restated as of February 6, 2002.

     10.3*   --Sunoco, Inc. Executive Long-Term Stock Investment Plan, as
              amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form
              8-K dated December 21, 2001, File No. 1-6841).

     10.4*   --Sunoco, Inc. Directors' Deferred Compensation Plan, as amended and restated effective as of September 6, 2001 (incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form
              8-K dated December 21, 2001, File No. 1-6841).

     10.5*   --Sunoco, Inc. Deferred Compensation Plan, as amended and restated
              as of September 6, 2001 (incorporated by reference to Exhibit
              10.5 of the Company's Current Report on Form 8-K dated December
              21, 2001, File No. 1-6841).

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

     10.7*   --Sunoco, Inc. Savings Restoration Plan, as amended and restated
              as of September 6, 2001 (incorporated by reference to Exhibit
              10.6 of the Company's Current Report on Form 8-K dated December
              21, 2001, File No. 1-6841).

     10.8*   --Sunoco, Inc. Executive Incentive Plan, as amended and restated
              as of September 6, 2001 (incorporated by reference to Exhibit
              10.7 of the Company's Current Report on Form 8-K dated December
              21, 2001, File No. 1-6841).

     10.9*   --Sunoco, Inc. Executive Retirement Plan, as amended and restated
              as of September 6, 2001 (incorporated by reference to Exhibit
              10.8 of the Company's Current Report on Form 8-K dated December
              21, 2001, File No. 1-6841).

     10.10* --Sunoco, Inc. Special Executive Severance Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K dated
              December 21, 2001, File No. 1-6841).

     10.11* --Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

     10.12* --Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective as of May 3, 2001 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed on August 8, 2001, File No. 1-6841).

     10.13* --Amended Schedule to the Form of Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company. The
              Form of Indemnification Agreement is incorporated by reference to
              Exhibit 10.11 of the Company's Current Report on Form 8-K dated
              December 21, 2001, File No. 1-6841.

     10.14* --Directors' Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Bankers Trust Company and Towers,
              Perrin, Forster & Crosby, Inc., dated as of January 11, 1999 and amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

     10.15*  --Amended Schedule 2.1 to the Directors' Deferred Compensation and
              Benefits Trust Agreement.

     10.16*  --Deferred Compensation and Benefits Trust Agreement by and among
              Sunoco, Inc., Bankers Trust Company and Towers, Perrin, Forster,
              & Crosby, Inc., dated as of January 11, 1999 and amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K dated
              December 21, 2001, File No. 1-6841).

     10.17*  --Amended Schedule 2.1 to the Deferred Compensation and Benefits
              Trust Agreement.

     12      --Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio
              of Earnings to Fixed Charges for the Year Ended December 31,
              2001.

     13      --Sunoco, Inc. 2001 Annual Report to Shareholders Financial
              Section.

     21      --Subsidiaries of Sunoco, Inc.

     23      --Consent of Ernst & Young LLP.

     24.1 --Power of Attorney executed by certain officers and directors of Sunoco, Inc.

     24.2 --Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

--------
* These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.

(b) Reports on Form 8-K:

   The Company filed a report on Form 8-K on December 21, 2001 to disclose under Item 5--"Other Events" and Item 7--"Financial Statements and Exhibits" exhibits amending the Company's bylaws and certain benefit plans. On January 25, 2002, the Company filed another Form 8-K to update under Item 5--"Other Events" certain disclosures concerning environmental matters that were contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

Note: Copies of each Exhibit to this Form 10-K are available upon request.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Sunoco, Inc.

   By/s/ Thomas W. Hofmann
     Thomas W. Hofmann
     Senior Vice President and Chief Financial Officer

   DateMarch 7, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 7, 2002:

Raymond E. Cartledge*                             James G. Kaiser*

Raymond E. Cartledge, Director                    James G. Kaiser, Director

Robert J. Darnall*                                Robert D. Kennedy*

Robert J. Darnall, Director                       Robert D. Kennedy, Director

John G. Drosdick*                                 Joseph P. Krott*

John G. Drosdick, Chairman of the                 Joseph P. Krott, Comptroller
Board, Chief Executive Officer,                   (Principal Accounting Officer)
President and Director
(Principal Executive Officer)                     Richard H. Lenny*

Mary Johnston Evans*                              Richard H. Lenny, Director

Mary Johnston Evans, Director                     Norman S. Matthews*

Ursula F. Fairbairn*                              Norman S. Matthews, Director

Ursula F. Fairbairn, Director                     R. Anderson Pew*

Thomas P. Gerrity*                                R. Anderson Pew, Director

Thomas P. Gerrity, Director                       G. Jackson Ratcliffe*

Rosemarie B. Greco*                               G. Jackson Ratcliffe, Director

Rosemarie B. Greco, Director                      Alexander B. Trowbridge*

Thomas W. Hofmann*                                Alexander B. Trowbridge, Director

Thomas W. Hofmann, Senior Vice
President and Chief Financial Officer
(Principal Financial Officer)


                                              /s/ Thomas W. Hofmann
                                          *By
                                              Thomas W. Hofmann
                                              Individually and as
                                              Attorney-in-Fact

                         SUNOCO, INC. AND SUBSIDIARIES
                        SCHEDULE II--VALUATION ACCOUNTS
             For the Years Ended December 31, 2001, 2000, and 1999
                             (Millions of Dollars)

                                           Additions
                                      -------------------
                           Balance at Charged to Charged              Balance
                           Beginning  Costs and  to Other             at End
                           of Period   Expenses  Accounts Deductions of Period
                           ---------- ---------- -------- ---------- ---------
For the year ended
 December 31, 2001:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $ 8        $ 7       $--       $ 8        $ 7
                              ===        ===       ===       ===        ===
For the year ended
 December 31, 2000:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $ 9        $ 6       $--       $ 7        $ 8
                              ===        ===       ===       ===        ===
For the year ended
 December 31, 1999:
 Deducted from asset in
  balance sheet--allowance
  for doubtful accounts
  and notes receivable....    $ 9        $ 4       $--       $ 4        $ 9
                              ===        ===       ===       ===        ===