Form 10-Q
period 2002-03-31
SUNOCO INC
filed 2002-05-08
CIK 95304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

YES   X       NO _____
   ------

At March 31, 2002, there were 76,276,252 shares of Common Stock, $1 par value outstanding.

                                  SUNOCO, INC.
                                  ------------

                                      INDEX

                                                                         Page No.
                                                                         --------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations
              for the Three Months Ended March 31, 2002
              and 2001                                                       1

              Condensed Consolidated Balance Sheets at
              March 31, 2002 and December 31, 2001                           2

              Condensed Consolidated Statements of Cash
              Flows for the Three Months Ended March 31,
              2002 and 2001                                                  3

              Notes to Condensed Consolidated Financial
              Statements                                                     4

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                    14

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                             21

     Item 6.  Exhibits and Reports on Form 8-K                              21

SIGNATURE                                                                   22

                                     PART I
                              FINANCIAL INFORMATION

Item 1.   Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars and Shares Except Per Share Amounts)
------------------------------------------------------------------------------------------
                                                                      For the Three Months
                                                                        Ended March 31
                                                                     ---------------------
                                                                         2002      2001*
                                                                       ------     ------
                                                                          (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)    $2,918     $3,627
Interest income                                                             1          2
Other income (Note 2)                                                      12         14
                                                                       ------     ------
                                                                        2,931      3,643
                                                                       ------     ------
COSTS AND EXPENSES
Cost of products sold and operating expenses                            2,380      2,805
Consumer excise taxes                                                     428        395
Selling, general and administrative expenses (Note 2)                     153        137
Depreciation, depletion and amortization                                   79         77
Payroll, property and other taxes                                          28         27
Provision for employee terminations (Note 3)                               --         11
Interest cost and debt expense                                             26         25
                                                                       ------     ------
                                                                        3,094      3,477
                                                                       ------     ------
Income (loss) before income tax expense (benefit)                        (163)       166
Income tax expense (benefit)                                              (57)        60
                                                                       ------     ------
NET INCOME (LOSS)                                                      $ (106)    $  106
                                                                       ======     ======
Net income (loss) per share of common stock:
    Basic                                                              $(1.40)    $ 1.26
    Diluted                                                            $(1.40)    $ 1.24

Weighted average number of shares outstanding (Note 4):
    Basic                                                                75.9       84.4
    Diluted                                                              75.9       85.2

Cash dividends paid per share of common stock                          $  .25     $  .25

----------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                                        At           At
                                                                     March 31    December 31
                                                                       2002         2001*
(Millions of Dollars)
--------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents                                             $   76       $   42
Accounts and notes receivable, net                                       762          700
Inventories:
   Crude oil                                                             195          245
   Petroleum and chemical products                                       208          290
   Materials, supplies and other                                         128          117
Deferred income taxes                                                    117          116
                                                                      ------       ------
Total Current Assets                                                   1,486        1,510

Investments and long-term receivables                                    165          165
Properties, plants and equipment                                       7,272        7,221
Less accumulated depreciation, depletion and amortization              3,185        3,122
                                                                      ------       ------
Properties, plants and equipment, net                                  4,087        4,099
Deferred charges and other assets                                        177          158
                                                                      ------       ------
Total Assets                                                          $5,915       $5,932
                                                                      ======       ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                      $1,033       $  986
Accrued liabilities                                                      345          351
Short-term borrowings                                                     30          299
Current portion of long-term debt                                          2            3
Taxes payable                                                            135          139
                                                                      ------       ------
Total Current Liabilities                                              1,545        1,778

Long-term debt (Note 2)                                                1,388        1,142
Retirement benefit liabilities                                           403          401
Deferred income taxes                                                    545          551
Other deferred credits and liabilities (Note 2)                          186          195
Commitments and contingent liabilities (Note 5)
Minority interests (Note 2)                                              303          223
Shareholders' equity (Note 6)                                          1,545        1,642
                                                                      ------       ------
Total Liabilities and Shareholders' Equity                            $5,915       $5,932
                                                                      ======       ======

----------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)
--------------------------------------------------------------------------------

                                                                       For the Three Months
                                                                          Ended March 31
                                                                       --------------------
                                                                        2002        2001*
                                                                       -----        ----
                                                                          (UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $ (106)      $  106
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Provision for employee terminations                                 --           11
       Miscellaneous coke income, net (Note 2)                             (9)          (8)
       Depreciation, depletion and amortization                            79           77
       Deferred income tax expense (benefit)                              (11)          37
       Changes in working capital pertaining to operating
         activities, net of effect of acquisitions:
           Accounts and notes receivable                                  (68)          45
           Inventories                                                    121          (53)
           Accounts payable and accrued liabilities                        35          (57)
           Taxes payable                                                   (4)          10
       Other                                                               (6)          (8)
                                                                        ------       ------
Net cash provided by operating activities                                  31          160
                                                                        ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (70)         (72)
   Acquisitions:
       Aristech Chemical Corporation, net of debt assumed
         of $163 in 2001                                                    7         (509)
       Retail gasoline outlets from The Coastal Corporation                --          (40)
   Proceeds from divestments                                                4           12
   Other                                                                   (2)          (7)
                                                                       ------       ------
Net cash used in investing activities                                     (61)        (616)
                                                                       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (repayments of) short-term borrowings               (269)          90
   Proceeds from issuance of long-term debt                               246          200
   Repayments of long-term debt                                            (2)          (1)
   Net proceeds from issuance of Sunoco Logistics
     Partners L.P. limited partnership units (Note 2)                      98           --
   Cash distributions to investors in cokemaking
     operations                                                           (12)         (10)
   Cash dividend payments                                                 (19)         (21)
   Purchases of common stock for treasury                                  --          (42)
   Proceeds from issuance of common stock under
     management incentive and employee option plans                        23           11
   Other                                                                   (1)          (2)
                                                                       ------       ------
Net cash provided by financing activities                                  64          225
                                                                       ------       ------
Net increase (decrease) in cash and cash equivalents                       34         (231)
Cash and cash equivalents at beginning of period                           42          239
                                                                       ------       ------
Cash and cash equivalents at end of period                             $   76       $    8
                                                                       ======       ======
----------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     ---------------------------------------------------------------

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provision for employee terminations recorded during 2001. Results for the three months ended March 31, 2002 are not necessarily indicative of results for the full year 2002.

2.   Minority Interests.

          Cokemaking Operations

     Third-party investors in Sunoco's Jewell and Indiana Harbor cokemaking operations are currently entitled to 98 and 95 percent, respectively, of the cash flows and tax benefits from the respective cokemaking operations until certain cumulative return targets have been met. After these preferential return periods, the investor in the Jewell operation will be entitled to a minority interest in the cash flows and tax benefits from Jewell amounting to 18 percent, while the investor in the Indiana Harbor operation will be entitled to a variable minority interest in the cash flows and tax benefits from Indiana Harbor ranging from 5 to 23 percent. The preferential return period for Jewell, which was projected to end in 2007, now could extend an additional one to three years due to anticipated lower income from Jewell Coke operations resulting from the Chapter 11 bankruptcy filing by National Steel Corporation, Jewell's long-term contract customer. The preferential return period for Indiana Harbor is expected to end in 2002.

     The following table sets forth the changes in the minority interest balances attributable to the investors' interests in cokemaking operations for the three months ended March 31, 2002 and 2001 (in millions of dollars):

                                                        Three Months Ended
                                                             March 31
                                                        ------------------
                                                         2002        2001
                                                        ------      ------
              Minority interest in cokemaking
                operations at beginning of year           $223        $316
              Nonconventional fuel credit and
                other tax benefits*                        (15)        (17)
              Preferential return*                           6           9
              Cash distributions                           (12)        (10)
                                                          ----        ----
              Minority interest in cokemaking
                operations at end of period               $202        $298
                                                          ====        ====
     ----------
     *Included in other income in the condensed consolidated statements of operations. Represents miscellaneous coke income, net, attributable to the noncash reduction in the minority interest in cokemaking operations.

         Logistics Operations

     On February 8, 2002, the Company contributed a substantial portion of its logistics business to Sunoco Logistics Partners L.P., its recently formed master limited partnership (the "Partnership"), in exchange for a 73.2 percent limited partnership interest, a 2 percent general partnership interest in the Partnership, incentive distribution rights and a $246 million special distribution, representing the net proceeds from the Partnership's issuance of $250 million of ten-year 7.25 percent senior notes. The Partnership concurrently issued 5.75 million limited partnership units (including 750,000 units issued pursuant to the underwriters' over-allotment option), representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Proceeds from the offering, which totalled approximately $98 million net of underwriting discounts and offering expenses, were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco. Sunoco liquidated this retained working capital subsequent to the Partnership's formation. The accounts of the Partnership continue to be included in Sunoco's consolidated financial statements. No gain or loss was recognized on this transaction.

     Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

     The following table sets forth the changes in the minority interest balance attributable to the third-party investors' interests in Sunoco Logistics Partners L.P. during the first quarter of 2002 subsequent to the initial public offering (in millions of dollars):

                  Net proceeds from the initial public
                    offering on February 8, 2002                            $ 98
                  Minority interest share of income*                           3
                                                                            ----
                  Minority interest in Sunoco Logistics
                    Partners L.P. at March 31, 2002                         $101
                                                                            ====
     ----------
     *Included in selling, general and administrative expenses in the condensed consolidated statement of operations.

3.   Restructuring of Lubricants Operations.

     During 2000, Sunoco announced its intention to sell its Puerto Rico refinery, lubricants blending and packaging facilities in Marcus Hook, PA, Tulsa, OK and Richmond, CA and lubricants branded marketing assets (which include the Kendall(R) motor oil brand and the customer lists for both the Sunoco(R) and the Kendall(R) lubricants brands) (collectively, "Value Added and Eastern Lubricants"). In connection with this decision, Sunoco sold its lubricants branded marketing assets in March 2001, closed its lubricants blending and packaging facilities in July 2001 and sold the Puerto Rico refinery in December 2001 to conclude the lubricants restructuring plan.

     As part of this restructuring, in the first quarter of 2001, Sunoco recorded an $11 million accrual ($7 million after tax) for employee terminations and related costs. During the remainder of 2001, Sunoco recorded additional accruals for employee termination and exit costs and a gain on the sale of the Puerto Rico refinery, which amounted to a net charge of $8 million ($3 million after tax). During the first quarter of 2002, payments charged against the exit cost and termination accruals described above and other accruals previously established for employee terminations throughout the Company totalled $5 million. At March 31, 2002, the remaining balances in the exit cost and termination accruals totalled $19 million. Payments charged against these accruals are expected to continue through 2002.

4.   Earnings Per Share Data.

     In the three months ended March 31, 2002, the assumed issuance of common stock under stock incentive awards would not have been dilutive. Accordingly, the weighted average number of shares used to compute diluted earnings per share ("EPS") is equal to the weighted average number of shares used in the basic EPS computation. The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic EPS to those used to compute diluted EPS for the three-month period ended March 31, 2001 (in millions):

                  Weighted average number of common
                      shares outstanding - basic                       84.4

                  Add effect of dilutive stock
                      incentive awards                                   .8
                                                                       ----
                  Weighted average number of
                      shares - diluted                                 85.2
                                                                       ====

5.   Commitments and Contingent Liabilities.

     Sunoco is contingently liable under an arrangement which guarantees a $120 million term loan due in 2006 of the Epsilon Products Company, LLC polypropylene joint venture in which the Company is a partner. Under this arrangement, Sunoco also guarantees borrowings under the joint venture's $40 million revolving credit facility, which amounted to $37 million at March 31, 2002.

     Sunoco is subject to numerous federal, state and local laws and regulations which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of business, including capital costs to construct, maintain and upgrade equipment and facilities. These laws and regulations result in liabilities and loss contingencies for remediation at Sunoco's facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                        At              At
                                                     March 31      December 31
                                                       2002            2001
                                                   ------------    -----------
                 Accrued liabilities                   $ 42            $ 39
                 Other deferred credits and
                   liabilities                          101             106
                                                       ----            ----
                                                       $143            $145
                                                       ====            ====

     Pretax charges against income for environmental remediation amounted to $7 and $2 million for the three months ended March 31, 2002 and 2001, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $6 million at March 31, 2002 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

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

     Pursuant to the Clean Air Act, in April 2002 the EPA issued a final rule to reduce hazardous air pollutants ("HAP") (including organics, reduced sulfur compounds, inorganics and particulate metals) from certain sources at petroleum refineries, including catalytic cracking and reforming units and sulfur recovery units ("MACT II"). The rule requires all petroleum refineries that are major sources of hazardous air pollutants to meet emission standards reflecting the application of the maximum achievable control technology at the affected sources by 2005. Analysis of this rule to determine its impact is ongoing. Although the ultimate impact of the rule cannot be determined at this time, it could have a significant impact on Sunoco and its operations, primarily with respect to capital expenditures at its four refineries.

     Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act. These enforcement initiatives have been targeted at industries that have large manufacturing facilities and that are significant sources of emissions, such as refining, paper and pulp, and electric power generating industries. The basic premise of the enforcement initiative is the EPA's assertion that many of these industrial establishments have modified or expanded their operations over time without complying with New Source Review regulations that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emission increases above certain thresholds, and have violated various other provisions of the Clean Air Act, including Benzene Waste Organic National Emissions Standards for Hazardous Air Pollutants ("NESHAP"), Leak Detection and Repair ("LDAR") and flaring requirements. As part of this enforcement initiative, the EPA has entered into consent agreements with several refiners that require the refiners to pay civil fines and penalties and make significant capital expenditures to install emissions control equipment at selected facilities. The cost of the required emissions control equipment could be significant, depending on the size, age and configuration of the refinery. Sunoco received information requests in 2000, 2001 and 2002 in connection with the enforcement initiative pertaining to its four current refineries, the Puerto Rico refinery divested by Sunoco in 2001 and its phenol facility in Philadelphia, PA. Sunoco has completed its responses to the EPA, which is focusing solely on refineries at this time. Sunoco has received notices of violation and findings of violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. Sunoco is currently evaluating its position. Although Sunoco does not believe that it has violated any Clean Air Act requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures, operate these refineries at reduced levels and pay significant penalties.

     The EPA is also reportedly considering limiting the levels of benzene and other toxic substances in gasoline as well as banning MTBE. MTBE is the primary oxygenate used by Sunoco and the industry to meet reformulated gasoline requirements under the Clean Air Act. Congress is considering several pieces of legislation that would prohibit, phase-down or regulate the use of MTBE. The EPA is also seeking legislative and/or regulatory changes on the use of oxygenates. Several states, including some in Sunoco's marketing territory, have laws banning the use of MTBE beginning in 2003 and 2004. Litigation was initiated challenging the legislation in California and New York. An initial court decision on a case brought by a trade association has upheld New York's law banning MTBE. In addition, the EPA rejected California's request for a waiver of the federal oxygenate mandate. California has delayed for one year its deadline for banning MTBE from 2003 to 2004. Numerous other states continue to explore options concerning MTBE, including bans, restrictions on use or opting out of the EPA's reformulated fuels program. If MTBE is banned throughout the United States, the effect on Sunoco will depend on the specific regulations, the cost and availability of alternative oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco to recover its costs in the marketplace. A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. At March 31, 2002, the Company had a $53 million investment in this operation. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned.

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

     Private litigants, purportedly on behalf of various classes of private well owners in numerous states, filed product liability class action lawsuits against major petroleum refiners and marketers who sold gasoline containing MTBE, alleging MTBE may have contaminated groundwater. The Judicial Panel on Multidistrict Litigation consolidated several federal court MTBE class action cases from New York and other states (In re: Methyl Tertiary Butyl Ether ("MTBE") Products Liability Litigation; MDL No. 1358; Master File No. 00 Civ. 1898 (SAS)). MDL 1358 consists of five consolidated cases, and Sunoco was named as a defendant in the three cases that were filed in New York. The judge dismissed the claims of the class of plaintiffs who have not tested their wells or who have tested their wells and found no MTBE contamination. As a result, one of the three New York cases was dismissed. The other two New York cases are ongoing.

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly owned sites. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of March 31, 2002, Sunoco had been named as a PRP at 45 sites identified or potentially identifiable as "Superfund" sites under federal or state law.

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

     Many other legal and administrative proceedings are pending against Sunoco. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations or cash flows for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2002. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

6.   Shareholders' Equity.

                                                      At             At
                                                   March 31      December 31
                                                     2002           2001
                                                   --------      -----------
                                                     (Millions of Dollars)

     Common stock, par value $1 per share          $   135        $   134
     Capital in excess of par value                  1,466          1,446
     Earnings employed in the business               2,141          2,266
     Accumulated other comprehensive loss              (21)           (28)
     Common stock held in treasury,
       at cost                                      (2,176)        (2,176)
                                                   -------        -------
     Total                                         $ 1,545        $ 1,642
                                                   =======        =======

7.   Comprehensive Income (Loss).

     The following table sets forth Sunoco's comprehensive income (loss) for the three months ended March 31, 2002 and 2001 (in millions of dollars):

                                                  Three Months Ended
                                                       March 31
                                                 --------------------
                                                   2002        2001
                                                   ----        ----
     Net income (loss)                            $(106)        $106
     Other comprehensive income (loss),
      net of related income taxes:
       Net hedging gains                              1            3
       Reclassifications of net hedging
         losses (gains) to earnings                   6           (3)
                                                  -----         ----
     Comprehensive income (loss)                  $ (99)        $106
                                                  =====         ====

8.   Business Segment Information.

     The following table sets forth certain income statement information concerning Sunoco's business segments for the three-month periods ended March 31, 2002 and 2001 (in millions of dollars):

                                      Sales and Other
                                     Operating Revenue
                                 ------------------------     Profit Contri-
  Three Months Ended              Unaffiliated    Inter-      bution (Loss)
    March 31, 2002                 Customers     segment      (after tax)
  -------------------            -------------    -------     --------------

  Refining and Supply             $1,194           $742         $ (76)
  Retail Marketing                 1,271             --           (20)
  Chemicals                          283             --             2
  Logistics                          121            253             8
  Coke                                49             --             7
                                  ------                        -----
  Consolidated                    $2,918                          (79)
                                  ======
  Corporate expenses                                               (7)
  Net financing expenses
    and other                                                     (20)
                                                                -----
  Net loss                                                      $(106)
                                                                =====

  Three Months Ended
    March 31, 2001*
  -------------------

  Refining and Supply**           $1,683           $928         $ 108
  Retail Marketing                 1,413             --            11
  Chemicals                          352             --            (4)
  Logistics                          123            292             9
  Coke                                56             --            16
                                  ------                        -----
  Consolidated                    $3,627                          140
                                  ======
  Provision for employee
    terminations                                                   (7)
  Corporate expenses                                               (6)
  Net financing expenses
    and other                                                     (21)
                                                                -----
  Net income                                                    $ 106
                                                                =====

----------
 *Reclassified to conform to the 2002 presentation.
**Includes Value Added and Eastern Lubricants operations (Note 3).

9.   New Accounting Standards.

     Effective January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was adopted. SFAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. Sunoco ceased amortizing goodwill effective January 1, 2002 and will test goodwill for impairment during the second quarter of 2002. Sunoco's amortization of goodwill and indefinite-lived intangible assets was $5 million after tax during 2001.

     In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), was issued. This statement significantly changes the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Sunoco will evaluate the impact and timing of implementing SFAS No. 143, which is required no later than January 1, 2003.

     In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that relate to reporting the effects of a disposal of a segment of a business. Sunoco adopted SFAS No. 144 effective January 1, 2002 when adoption was mandatory. This new standard had no impact on Sunoco's consolidated financial statements during the first quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)
-------------------------------------------------

                                             Three Months Ended
                                                  March 31
                                             ------------------
                                               2002     2001      Variance
                                               ----     ----      --------
                                                   (Millions of Dollars)

Refining and Supply                           $ (76)    $102        $(178)

Retail Marketing                                (20)      11          (31)

Chemicals                                         2       (4)           6

Logistics                                         8        9           (1)

Coke                                              7       16           (9)

Corporate expenses                               (7)      (6)          (1)

Net financing expenses and other                (20)     (21)           1
                                              -----     ----        -----
                                               (106)     107         (213)
Special items:

  Employee terminations                          --       (7)           7

  Value Added and Eastern Lubricants*            --        6           (6)
                                              -----     ----        -----

Consolidated net income (loss)                $(106)    $106        $(212)
                                              =====     ====        =====
----------
* In connection with the Company's decision to dispose of its Value Added and Eastern Lubricants operations, commencing with the fourth quarter of 2000, those operations were reported as a special item (see Note 3 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses
-------------------------------------------------

In the three-month period ended March 31, 2002, Sunoco had a loss of $106 million, or $1.40 per share of common stock on a diluted basis, compared to net income of $106 million, or $1.24 per share, for the first quarter of 2001. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco had a loss of $106 million in the first quarter of 2002 compared to income of $107 million in the first quarter of 2001.

Refining and Supply - Refining and Supply had a loss of $76 million in the first quarter of 2002 versus income of $102 million in the first quarter of 2001. The decrease in results was primarily due to significantly lower realized margins compared to last year's strong first-quarter levels, partially offset by lower refinery fuel costs. The margin decline resulted from high industry inventory levels and lower overall demand. Warmer weather, reduced jet fuel demand and much lower natural gas prices also impacted margins for distillates and other related fuel oil products.

In Sunoco's Northeast refining system, which is particularly impacted by heating oil demand, realized margins were only $1.47 per barrel, down almost $6.50 per barrel, or 81 percent, from first-quarter 2001 levels. The Toledo refinery, where scheduled maintenance activity significantly curtailed production during most of March 2002, had realized average margins of $2.18 per barrel in the quarter, down over $5.00 per barrel from the comparable prior-year period. The Tulsa refinery had comparatively stronger realized margins of $4.50 per barrel in the quarter versus $7.90 per barrel in the 2001 first quarter. Continued strong lubricant base oil margins helped offset some of the weakness in other products. Overall operating performance in the refining system was very good during the quarter. Despite economic run cuts in the Northeast refining system and scheduled maintenance during the quarter, input to crude units across the entire refining system averaged 673,800 barrels daily (92 percent of rated capacity), down slightly from prior-year levels.

Retail Marketing - Retail Marketing had a loss of $20 million in the current quarter versus income of $11 million in the first quarter of 2001. The decrease in earnings was primarily due to lower retail gasoline margins, which were down
4.3 cents per gallon, or 59 percent, versus the 2001 first quarter. Lower profitability from retail heating oil operations and higher expenses, largely associated with volume growth, also reduced results. Retail gasoline sales volumes totalled 941 million gallons for the quarter, up 12 percent versus the same period last year. Average gasoline throughput and convenience store sales per site were also up, increasing 4 percent and 11 percent, respectively, versus the comparable prior-year period.

Chemicals - Chemicals earned $2 million in the first quarter of 2002 versus a loss of $4 million in the prior-year quarter. The increase in earnings was due largely to an improvement in the polypropylene business resulting from both higher margins and volumes. Lower natural gas fuel costs and controllable expenses also contributed to the increase. Lower volumes and margins for phenol and related products partially offset these increases.

In early May 2002, a decision was made to permanently shut down a production line at the Company's LaPorte, Texas polypropylene plant, which will result in a 200-million pound reduction in annual polypropylene production capacity. In connection with the shutdown, the Company expects to record an estimated $15-$20 million pretax provision in the second quarter of 2002, primarily related to the write-off of the affected assets.

Logistics - Sunoco's Logistics business, which is now comprised of Sunoco's 75-percent interest in Sunoco Logistics Partners L.P. as well as certain other assets and joint venture interests, earned $8 million in the first quarter of 2002 versus $9 million in the year-ago period. The decrease was due primarily to Sunoco's reduced ownership interest in the Partnership in the current period. The initial public offering of 5.75 million limited partnership units of Sunoco Logistics Partners L.P. was completed on February 8, 2002 (see "Sunoco Logistics Partners L.P." below).

Coke - Coke earned $7 million in the first quarter of 2002 versus $16 million in the first quarter of 2001. The decrease was due largely to lower income from Jewell Coke operations resulting from the Chapter 11 bankruptcy filing by National Steel Corporation ("National"), Jewell's long-term contract customer. The first-quarter 2002 results reflect lower sales volumes and prices and include a $4 million after-tax write-off of a related account receivable from National. As part of the bankruptcy proceedings, National rejected its contract with Jewell. As a result, Jewell's 50-60 thousand tons of coke production per month are expected to be sold into lower-value short-term markets over the remainder of this year. Management believes that the anticipated lower selling prices from these sales could adversely impact the Coke business' income for the remainder of 2002 by approximately $6-$10 million.

Employee Terminations - During the first quarter of 2001, Sunoco recorded a $7 million after-tax charge for employee terminations related to its Value Added and Eastern Lubricants operations (see Note 3 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Operations
-----------------------------------------------------------

Revenues -- Total revenues were $2.93 billion in the first quarter of 2002 compared to $3.64 billion in the first quarter of 2001. The 20 percent decrease was primarily due to significantly lower refined product prices. Partially offsetting this decrease were higher refined product sales volumes and higher consumer excise taxes.

Costs and Expenses -- Total pretax costs and expenses were $3.09 billion in the first quarter of 2002 compared to $3.48 billion in the first quarter of 2001. The 11 percent decrease was primarily due to significantly lower crude oil and refined product acquisition costs, largely as a result of crude oil price decreases, and to lower refinery fuel costs. Partially offsetting these declines were higher consumer excise taxes.

                               FINANCIAL CONDITION

Cash and Working Capital
------------------------

At March 31, 2002, Sunoco had cash and cash equivalents of $76 million compared to $42 million at December 31, 2001, and had a working capital deficit of $59 million compared to $268 million at December 31, 2001. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at March 31, 2002 by approximately $730 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity
---------------------------------

In the first quarter of 2002, Sunoco's net cash provided by operating activities ("cash generation") was $31 million compared to $160 million in the first quarter of 2001. This $129 million decrease in cash generation was primarily due to a decrease in income before special items and lower deferred income tax expense, partially offset by a decrease in working capital uses pertaining to operating activities.

Management believes that future cash generation will be sufficient to satisfy Sunoco's ongoing capital requirements and to pay the current level of cash dividends on Sunoco's common stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil, natural gas, refined product and chemical markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

A wholly owned subsidiary of the Company is a party to an accounts receivable securitization facility that terminates in 2006 under which the subsidiary may sell on a revolving basis up to a $200 million undivided interest in a designated pool of certain Sunoco accounts receivable. No receivables have been sold under this facility.

The Company has a $500 million revolving credit agreement ("Revolver") with commercial banks that provides access to short-term financing through September 2002. The Company is in the process of establishing a replacement facility. The Company can borrow directly from the participating banks under the Revolver or use it to support the issuance of commercial paper.

The Company has a shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At March 31, 2002, $1,300 million remains available under this shelf registration statement. The amount and timing of any financings will depend upon market conditions and the Company's funding requirements.

In connection with the initial public offering of 5.75 million limited partnership units by Sunoco Logistics Partners L.P. on February 8, 2002, the Partnership issued $250 million of ten-year 7.25 percent senior notes (see below).

The following table sets forth Sunoco's outstanding borrowings (in millions of dollars):

                                                         At               At
                                                       March 31       December 31
                                                        2002            2001
                                                   -------------     -----------
Short-term borrowings - commercial paper                $   30         $  299
Current portion of long-term debt                            2              3
Long-term debt                                           1,388          1,142
                                                   -------------     -----------
Total outstanding borrowings                            $1,420         $1,444
                                                   =============     ===========

Sunoco's ratio of debt (net of cash and cash equivalents) to total capital was
46.5 percent at March 31, 2002 compared to 46.1 percent at December 31, 2001. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

Sunoco Logistics Partners L.P.
------------------------------

On February 8, 2002, the Company contributed a substantial portion of its logistics business to Sunoco Logistics Partners L.P. in exchange for a 73.2 percent limited partnership interest, a 2 percent general partnership interest, incentive distribution rights and a $246 million special distribution, representing the net proceeds from the Partnership's sale of ten-year senior notes. The Partnership concurrently issued 5.75 million limited partnership units (including 750,000 units issued pursuant to the underwriters' over-allotment option), representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit.

Proceeds from the offering, which totalled approximately $98 million net of underwriting discounts and offering expenses, were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco. Sunoco liquidated this retained working capital subsequent to the Partnership's formation. The proceeds from the liquidation and from the special distribution were used by Sunoco for general corporate purposes, including the repayment of outstanding commercial paper.

The Partnership will distribute to its general and limited partners all cash on hand at the end of each quarter less the amount of cash the general partner determines in its reasonable discretion is necessary or appropriate to: provide for the proper conduct of the Partnership's business; comply with applicable law, any of the Partnership's debt instruments or other agreements; pay fees and expenses (including payments to the general partner) or; provide funds for distribution to unitholders and to the general partner for any one or more of the next four quarters. The minimum quarterly distribution is 2 percent of all available cash to the general partner and $.45 per limited partnership unit, or a total of $42 million per year. Sunoco's 17.01 million limited partnership units consist of 5.63 million common units and 11.38 million subordinated units. Distributions on Sunoco's subordinated units are payable only after the minimum quarterly distribution for the common units held by the public and Sunoco, including any arrearages, have been made. The subordinated units convert to common units when certain financial tests related to earning and paying the minimum quarterly distribution for the preceding three consecutive one-year periods have been met.

Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These commitments represent approximately 90 to 95 percent of Sunoco's usage of the various assets during 2001 and would generate approximately $115 million of revenue for the Partnership. If, other than as a result of force majeure, Sunoco fails to meet its minimum obligations under these agreements, it would be required to pay the amount of any shortfall to the Partnership. Any such payments would be available as a credit in the following year after Sunoco's minimum obligation for the year had been met. Sunoco's obligations under these agreements may be reduced or suspended under certain circumstances. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

                                SHARE REPURCHASES

The Company did not repurchase any shares of common stock during the first quarter of 2002. At March 31, 2002, the Company had a remaining authorization from its Board of Directors to purchase up to $323 million of Company common stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions.

                           Forward-Looking Statements

Statements and financial discussion and analysis contained in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements generally will be accompanied by words such as "anticipate," "believe," "estimate," "expect," "forecast," "intend," "possible," "potential," "predict," "project," or other similar words that convey the uncertainty of future events or outcomes. Although Sunoco believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

..    Changes in industry-wide refined product and chemical margins;

..    Variation in commodity prices and crude oil supply;

..    Volatility in the marketplace which may affect market supply and demand for
     Sunoco's products;

..    Increased competition and changes in competitive practices;

..    Changes in the reliability and efficiency of the Company's operating facilities or those of third parties;

..    Changes in the level of operating expenses and hazards common to operating facilities (including equipment malfunction, explosions, fires, oil spills, and the effects of severe weather conditions);

..    Changes in the expected level of environmental remediation spending;

..    Delays related to work on facilities and the issuance of applicable permits;

..    Changes in product specifications;

..    Availability and pricing of oxygenates such as MTBE;

..    Phase-outs or restrictions on the use of MTBE;

..    Political and economic conditions in the markets in which the Company operates, including the impact of potential terrorist acts;

..    Changes in the availability of debt and equity financing resulting in increased costs or reduced liquidity;

..    Changes in insurance markets resulting in increased costs and reductions in the level and types of coverage available;

..    Risks related to labor relations;

..    Nonperformance by major customers or suppliers;

..    General economic, financial and business conditions which could affect
     Sunoco's financial condition and results of operations;

..    Changes in applicable statutes and government regulations or their interpretations;

..    Claims of the Company's noncompliance with statutory and regulatory requirements; and

..    Changes in the status of litigation to which the Company is a party.

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     Many legal and administrative proceedings are pending against Sunoco. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at March 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

     12  - Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
           Earnings to Fixed Charges for the Three-Month Period Ended March 31, 2002.

Reports on Form 8-K:

     The Company filed a report on Form 8-K on January 25, 2002 to update under
     Item 5 - "Other Events" certain disclosures concerning environmental matters that were contained in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001.

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

         SUNOCO, INC.



BY       /s/ JOSEPH P. KROTT
         -----------------------
         Joseph P. Krott
         Comptroller
         (Principal Accounting Officer)

DATE     May 7, 2002

                                  EXHIBIT INDEX

Exhibit
Number                Exhibit
-------   -------------------------------------------
12 Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 2002.