Form 10-Q
period 2002-06-30
SUNOCO INC
filed 2002-08-07
CIK 95304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

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

YES        X         NO ________
         ------

At June 30, 2002, there were 76,320,875 shares of Common Stock, $1 par value outstanding.

                                  SUNOCO, INC.

                                      INDEX

                                                                                 Page No.
                                                                                 --------
PART I.  FINANCIAL INFORMATION
     Item 1.        Financial Statements

                    Condensed Consolidated Statements of Operations
                    for the Six Months Ended June 30, 2002 and 2001                 1

                    Condensed Consolidated Statements of Operations
                    for the Three Months Ended June 30, 2002 and 2001               2

                    Condensed Consolidated Balance Sheets at
                    June 30, 2002 and December 31, 2001                             3

                    Condensed Consolidated Statements of Cash
                    Flows for the Six Months Ended June 30, 2002 and 2001           4

                    Notes to Condensed Consolidated Financial Statements            5

     Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                  17

PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings                                              28

     Item 4.        Submission of Matters to a Vote of Security Holders            28

     Item 6.        Exhibits and Reports on Form 8-K                               29

SIGNATURE                                                                          31

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------------
                                                              For the Six Months
                                                                 Ended June 30
                                                              ------------------
                                                                2002      2001*
                                                              -------    -------
                                                                   (UNAUDITED)

REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                      $ 6,445    $ 7,543
Interest income                                                     3          5
Other income (Note 2)                                              39         38
                                                              -------    -------
                                                                6,487      7,586
                                                              -------    -------
COSTS AND EXPENSES
Cost of products sold and operating expenses                    5,160      5,712
Consumer excise taxes                                             888        839
Selling, general and administrative
  expenses (Note 2)                                               297        279
Depreciation, depletion and amortization                          161        157
Payroll, property and other taxes                                  51         51
Provision for write-down of assets and
  other matters (Note 3)                                           26         20
Interest cost and debt expense                                     54         52
Interest capitalized                                               (1)        --
                                                              -------    -------
                                                                6,636      7,110
                                                              -------    -------
Income (loss) before income tax expense (benefit)                (149)       476
Income tax expense (benefit)                                      (53)       174
                                                              -------    -------
NET INCOME (LOSS)                                             $   (96)   $   302
                                                              =======    =======
Net income (loss) per share of common stock:
  Basic                                                       $ (1.26)   $  3.62
  Diluted                                                     $ (1.26)   $  3.58

Weighted average number of shares outstanding (Note 4):
  Basic                                                          76.1       83.4
  Diluted                                                        76.1       84.4

Cash dividends paid per share of common stock                 $   .50    $   .50

----------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------------
                                                            For the Three Months
                                                                Ended June 30
                                                            --------------------
                                                              2002        2001*
                                                            -------     --------
                                                                 (UNAUDITED)

REVENUES
Sales and other operating revenue (including
  consumer excise taxes)                                    $ 3,527     $ 3,916
Interest income                                                   2           3
Other income (Note 2)                                            27          24
                                                            -------     -------
                                                              3,556       3,943
                                                            -------     -------
COSTS AND EXPENSES
Cost of products sold and operating expenses                  2,780       2,907
Consumer excise taxes                                           460         444
Selling, general and administrative
  expenses (Note 2)                                             144         142
Depreciation, depletion and amortization                         82          80
Payroll, property and other taxes                                23          24
Provision for write-down of assets and
  other matters (Note 3)                                         26           9
Interest cost and debt expense                                   28          27
Interest capitalized                                             (1)         --
                                                            -------     -------
                                                              3,542       3,633
                                                            -------     -------
Income before income tax expense                                 14         310
Income tax expense                                                4         114
                                                            -------     -------
NET INCOME                                                  $    10     $   196
                                                            =======     =======
Net income per share of common stock:
  Basic                                                     $   .13     $  2.38
  Diluted                                                   $   .13     $  2.35

Weighted average number of shares outstanding (Note 4):
  Basic                                                        76.3        82.4
  Diluted                                                      77.4        83.5

Cash dividends paid per share of common stock               $   .25     $   .25

----------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                    At              At
                                                  June 30       December 31
                                                   2002            2001*
(Millions of Dollars)
--------------------------------------------------------------------------------
                                                        (UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents                         $   26           $   42
Accounts and notes receivable, net                   837              700
Inventories:
   Crude oil                                         196              245
   Petroleum and chemical products                   293              290
   Materials, supplies and other                     136              117
Deferred income taxes                                117              116
                                                  ------           ------
Total Current Assets                               1,605            1,510

Investments and long-term receivables                157              165
Properties, plants and equipment                   7,345            7,221
Less accumulated depreciation, depletion
    and amortization                               3,279            3,122
                                                  ------           ------
Properties, plants and equipment, net              4,066            4,099
Deferred charges and other assets                    168              158
                                                  ------           ------
Total Assets                                      $5,996           $5,932
                                                  ======           ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                  $1,165           $  986
Accrued liabilities                                  326              351
Short-term borrowings                                 20              299
Current portion of long-term debt                      2                3
Taxes payable                                        112              139
                                                  ------           ------
Total Current Liabilities                          1,625            1,778

Long-term debt (Note 2)                            1,389            1,142
Retirement benefit liabilities                       406              401
Deferred income taxes                                569              551
Other deferred credits and liabilities (Note 2)      179              195
Commitments and contingent liabilities
  (Note 5)
Minority interests (Note 2)                          291              223
Shareholders' equity (Note 6)                      1,537            1,642
                                                  ------           ------
Total Liabilities and Shareholders' Equity        $5,996           $5,932
                                                  ======           ======

---------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)
--------------------------------------------------------------------------------

                                                                        For the Six Months
                                                                          Ended June 30
                                                                        ------------------
                                                                         2002         2001*
                                                                        -----        -----
                                                                            (UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $ (96)       $ 302
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Provision for write-down of assets and other matters                26           20
       Noncash reduction in minority interest in
        cokemaking operations (Note 2)                                    (19)         (18)
       Depreciation, depletion and amortization                           161          157
       Deferred income tax expense                                         17          103
       Changes in working capital pertaining to operating
         activities, net of effect of acquisitions:
           Accounts and notes receivable                                 (143)         174
           Inventories                                                     27          (84)
           Accounts payable and accrued liabilities                       137         (135)
           Taxes payable                                                  (27)          49
       Other                                                                3          (22)
                                                                        -----        -----
Net cash provided by operating activities                                  86          546
                                                                        -----        -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (158)        (145)
   Acquisitions:
       Aristech Chemical Corporation, net of debt assumed
         of $163 in 2001                                                    7         (502)
       Retail gasoline outlets from The Coastal Corporation                --          (40)
   Proceeds from divestments                                               10           17
   Other                                                                    7          (15)
                                                                        -----        -----
Net cash used in investing activities                                    (134)        (685)
                                                                        -----        -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of short-term borrowings                               (279)          --
   Proceeds from issuance of long-term debt                               247          200
   Repayments of long-term debt                                            (2)          (1)
   Net proceeds from issuance of Sunoco Logistics
     Partners L.P. limited partnership units (Note 2)                      98           --
   Cash distributions to investors in cokemaking
     operations                                                           (15)         (21)
   Cash dividend payments                                                 (38)         (42)
   Purchases of common stock for treasury                                  --         (192)
   Proceeds from issuance of common stock under
     management incentive and employee option plans                        24           36
   Other                                                                   (3)          (2)
                                                                        -----        -----
Net cash provided by (used in) financing activities                        32          (22)
                                                                        -----        -----
Net decrease in cash and cash equivalents                                 (16)        (161)
Cash and cash equivalents at beginning of period                           42          239
                                                                        -----        -----
Cash and cash equivalents at end of period                              $  26        $  78
                                                                        =====        =====

----------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       General.

         The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provision for write-down of assets and other matters. Results for the three and six months ended June 30, 2002 are not necessarily indicative of results for the full year 2002.

2.       Minority Interests.

              Cokemaking Operations

         In July 2002, Sunoco transferred an additional interest in its Indiana Harbor cokemaking operation to a third-party investor for $215 million in cash. Since 1995, Sunoco has received $724 million in exchange for interests in its Indiana Harbor and Jewell cokemaking operations in four separate transactions. Sunoco did not recognize any gain or loss on these transactions as the third-party investors are entitled to a preferential return on their investments, currently equal to 98 percent of the cash flows and tax benefits from the respective cokemaking operations, until certain cumulative return targets have been met. Income is being recognized as coke production and sales generate cash flows and tax benefits which are allocated to the third-party investors, while expense is being recognized to reflect the investors' preferential returns.

         The preferential return period for the Jewell operation, which had been projected to end in 2007, is now estimated to extend an additional one to three years due to anticipated lower income from the Jewell operation resulting from the Chapter 11 bankruptcy filing by National Steel Corporation, Jewell's former long-term contract customer. The preferential return period for the Indiana Harbor operation is expected to end in 2007. The estimated length of these preferential return periods is based upon the Company's current expectations of future operations, including sales volumes and prices, raw material and operating costs and capital expenditure levels. Better-than-expected results will shorten the investors' preferential return periods, while less-than-expected results will lengthen the periods.

         After these preferential return periods, the investor in the Jewell operation will be entitled to a minority interest in the cash flows and tax benefits from Jewell amounting to 18 percent, while the investors in the Indiana Harbor operation will be entitled to a minority interest in the cash flows and tax benefits from Indiana Harbor initially amounting to 34 percent and declining to 10 percent by 2038.

         The following table sets forth the changes in the minority interest balances attributable to the investors' interests in cokemaking operations for the six months ended June 30, 2002 and 2001 (in millions of dollars):

                                                      Six Months Ended
                                                          June 30
                                                   ---------------------
                                                   2002             2001
                                                   ----             ----
              Minority interest in cokemaking
                operations at beginning of year    $223             $316
              Nonconventional fuel credit and
                other tax benefits*                 (32)             (34)
              Preferential return*                   13               16
              Cash distributions                    (15)             (21)
                                                   ----             ----
              Minority interest in cokemaking
                operations at end of period        $189             $277
                                                   ====             ====

         ----------
         *The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash reduction in the minority interest in cokemaking operations, are included in other income in the condensed consolidated statements of income.

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

         The following table sets forth the changes in the minority interest balance attributable to the third-party investors' interests in Sunoco Logistics Partners L.P. during the first six months of 2002 subsequent to the initial public offering (in millions of dollars):

                  Net proceeds from the initial public
                    offering on February 8, 2002                    $ 98
                  Minority interest share of income*                   6
                  Distribution to third-party investors               (2)
                                                                    ----
                  Minority interest in Sunoco Logistics
                    Partners L.P. at June 30, 2002                  $102
                                                                    ====

         ----------
         *Included in selling, general and administrative expenses in the condensed consolidated statement of operations.

3.       Write-Down of Assets and Other Matters.

         During the second quarter of 2002, Sunoco announced that it will permanently shut down a 200 million pounds-per-year polypropylene line at its La Porte, TX plant during the third quarter of 2002. Sunoco also announced its intention to permanently shut down certain processing units at its Toledo refinery as part of its decision to process only light sweet crude oil at this facility. In connection with these reconfiguration projects, in the second quarter of 2002, Sunoco recorded provisions to write off the affected units and established accruals for employee terminations and related costs, which amounted to $18 million ($12 million after tax) for the La Porte, TX polypropylene plant and $4 million ($2 million after tax) for the Toledo refinery. In addition, during the second quarter of 2002, the Company established a $4 million accrual ($3 million after tax) largely relating to a lawsuit concerning the Puerto Rico refinery, which was divested in December 2001.

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

         Sunoco established $11 and $17 million accruals ($7 and $11 million after tax) in the first and second quarters of 2001, respectively, for employee terminations and other required exit costs and in the 2001 second quarter also recorded a benefit increasing the estimated net realizable value of previously written down lubricants assets held for sale by $8 million ($5 million after tax). During the remainder of 2001, Sunoco recorded additional accruals for employee termination and exit costs and a gain on the sale of the Puerto Rico refinery, which amounted to a net benefit of $1 million ($3 million after tax). During the first six months of 2002, payments charged against the exit cost and termination accruals described above and other accruals previously established for employee terminations throughout the Company totalled $10 million. At June 30, 2002, the remaining balances in the exit cost and termination accruals totalled $14 million. Payments charged against these accruals are expected to continue through the end of 2002.

4.       Earnings Per Share Data.

         The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic earnings per share ("EPS") to those used to compute diluted EPS for the six-month periods ended June 30, 2002 and 2001 and the three-month periods ended June 30, 2002 and 2001 (in millions):

                                                        Six Months              Three Months
                                                           Ended                   Ended
                                                          June 30                 June 30
                                                     ----------------         ----------------
                                                     2002*       2001         2002        2001
                                                     ----        ----         ----        ----
            Weighted average number of common
                shares outstanding - basic           76.1        83.4         76.3        82.4

            Add effect of dilutive stock
                incentive awards                       --         1.0          1.1         1.1
                                                     ----        ----         ----        ----

            Weighted average number of
                shares - diluted                     76.1        84.4         77.4        83.5
                                                     ====        ====         ====        ====

        ----------
        *Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted average number of shares used to compute diluted EPS is equal to the weighted average number of shares used in the basic EPS computation.

5.       Commitments and Contingent Liabilities.

         Sunoco is contingently liable under an arrangement which guarantees a $120 million term loan due in 2006 of the Epsilon Products Company, LLC polypropylene joint venture in which the Company is a partner. Under this arrangement, Sunoco also guarantees borrowings under the joint venture's $40 million revolving credit facility, which amounted to $36 million at June 30, 2002. Sunoco is also contingently liable under various other arrangements which guarantee debt of other affiliated companies and others aggregating approximately $10 million at June 30, 2002.

         Sunoco is subject to numerous federal, state and local laws and regulations which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco's business, including capital costs to construct, maintain and upgrade equipment and facilities. These laws and regulations result in liabilities and loss contingencies for remediation at Sunoco's facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

                                                       At                At
                                                    June 30         December 31
                                                      2002              2001
                                                  ------------      -----------
                 Accrued liabilities                  $ 41              $ 39
                 Other deferred credits and
                   liabilities                          93               106
                                                      ----              ----
                                                      $134              $145
                                                      ====              ====

         Pretax charges against income for environmental remediation amounted to $12 and $7 million for the six months ended June 30, 2002 and 2001, respectively. Claims for recovery of environmental liabilities that are probable of realization totalled $6 million at June 30, 2002 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

         In December 1999, the U.S. Environmental Protection Agency ("EPA") adopted a rule under the Clean Air Act which phases in limitations on the sulfur content of gasoline beginning in 2004 and, in January 2001, adopted another rule which will require limitations on the allowable sulfur content of on-road diesel fuel beginning in 2006. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations primarily with respect to the capital and operating expenditures at the Philadelphia, Marcus Hook and Toledo refineries. Most of the capital spending is likely to occur in the 2002-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new gasoline and diesel requirements will be in the range of $300-$400 million. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the banking and trading credit systems, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

         Pursuant to the Clean Air Act, in April 2002 the EPA issued a final rule to reduce hazardous air pollutants (including organics, reduced sulfur compounds, inorganics and particulate metals) from certain sources at petroleum refineries, including catalytic cracking and reforming units and sulfur recovery units ("MACT II"). The rule requires all petroleum refineries that are major sources of hazardous air pollutants to meet emission standards reflecting the application of the maximum achievable control technology at the affected sources by 2005. Analysis of this rule to determine its impact is ongoing. Although the ultimate impact of the rule cannot be determined at this time, it could have a significant impact on Sunoco and its operations, primarily with respect to capital expenditures at its four refineries.

         Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act. These enforcement initiatives have been targeted at industries that have large manufacturing facilities and that are significant sources of emissions, such as the refining, paper and pulp, and electric power generating industries. The basic premise of the enforcement initiative is the EPA's assertion that many of these industrial establishments have modified or expanded their operations over time without complying with New Source Review regulations that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emission increases above certain thresholds, and have violated various other provisions of the Clean Air Act, including New Source Review and Prevention of Significant Deterioration (NSR/PSD) Programs, Benzene Waste Organic National Emissions Standards for Hazardous Air Pollutants ("NESHAP"), Leak Detection and Repair ("LDAR") and flaring requirements. As part of this enforcement initiative, the EPA has entered into consent agreements with several refiners that require the refiners to pay civil fines and penalties and make significant capital expenditures to install emissions control equipment at selected facilities. For some of these refineries, the cost of the required emissions control equipment is significant, depending on the size, age and configuration of the refinery. Sunoco received information requests in 2000, 2001 and 2002 in connection with the enforcement initiative pertaining to its four current refineries, the Puerto Rico refinery divested by Sunoco in 2001 and its phenol facility in Philadelphia, PA. Sunoco has completed its responses to the EPA, which is focusing solely on refineries at this time. Sunoco has received notices of violation and findings of violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. Sunoco has met with EPA on these notices and findings and is currently evaluating its position. Although Sunoco does not believe that it has violated any Clean Air Act requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures, operate these refineries at reduced levels and pay significant penalties.

         The EPA is also reportedly considering limiting the levels of benzene and other toxic substances in gasoline as well as banning MTBE, which is the primary oxygenate used by Sunoco and the industry to meet reformulated gasoline requirements under the Clean Air Act. Congress is considering several pieces of legislation that would prohibit, phase-down or regulate the use of MTBE. In addition, Congress is considering legislation that would require more ethanol in gasoline. The EPA is also seeking legislative and/or regulatory changes on the use of oxygenates. Several states, including some in Sunoco's marketing territory, have laws banning the use of MTBE beginning in 2003 and 2004. Litigation was initiated challenging the legislation in California and New York. An initial court decision on a case brought by a trade association has upheld New York's law banning MTBE. In addition, the EPA rejected California's request for a waiver of the federal oxygenate mandate. California has delayed for one year its deadline for banning MTBE from 2003 to 2004. Numerous other states continue to explore options concerning MTBE, including bans, restrictions on use or opting out of the EPA's reformulated fuels program. If MTBE is banned throughout the United States, the effect on Sunoco could be material but will depend on the specific regulations, the cost and availability of alternative oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco to recover its costs in the marketplace. A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. At June 30, 2002, the Company had a $55 million investment in this operation. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned.

     During 2001, the EPA issued its final rule addressing emissions of toxic air pollutants from mobile sources (the Mobile Source Air Toxics ("MSAT")
     Rule). The rule is currently being challenged by certain environmental organizations and a number of states, and by a member of the petroleum industry. It requires refiners to produce gasoline which maintains their average 1998-2000 gasoline toxic emission performance level. If the rule survives the challenges and if MTBE is banned, it could result in significant additional expenditures or significant reductions in reformulated gasoline production levels for Sunoco as well as for the industry.

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

     Private litigants, purportedly on behalf of various classes of private well owners in numerous states, filed product liability class action lawsuits against major petroleum refiners and marketers who sold gasoline containing MTBE, alleging MTBE may have contaminated groundwater. The Judicial Panel on Multidistrict Litigation consolidated several federal court MTBE class action cases from New York and other states (In re: Methyl Tertiary Butyl Ether ("MTBE") Products Liability Litigation; MDL No. 1358; Master File No. 00 Civ. 1898 (SAS)). MDL 1358 consists of five consolidated cases, and Sunoco was named as a defendant in the three cases that were filed in New York. The judge dismissed the claims of the class of plaintiffs who have not tested their wells or who have tested their wells and found no MTBE contamination. As a result, one of the three New York cases was dismissed. On July 16, 2002, the judge denied plaintiffs' motion for class certification in all of the consolidated cases. Plaintiffs have not appealed the class certification decision. The two New York cases are ongoing.

     The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly owned sites. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of June 30, 2002, Sunoco had been named as a PRP at 45 sites identified or potentially identifiable as "Superfund" sites under federal or state law.

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

     Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) at Sunoco assets or facilities and general environmental claims. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations or cash flows for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2002. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact, over an extended period of time, on Sunoco's cash flows or liquidity.

6.   Shareholders' Equity.

                                                          At          At
                                                       June 30     December 31
                                                         2002        2001
                                                      ----------  -----------
                                                          (Millions of Dollars)

     Common stock, par value $1 per share             $    135     $    134
     Capital in excess of par value                      1,469        1,446
     Earnings employed in the business                   2,132        2,266
     Accumulated other comprehensive loss                  (21)         (28)
     Common stock held in treasury,
       at cost                                          (2,178)      (2,176)
                                                      --------     -------
     Total                                             $ 1,537     $  1,642
                                                      ========     ========

7.   Comprehensive Income (Loss).

     The following table sets forth Sunoco's comprehensive income (loss) for the six months ended June 30, 2002 and 2001 (in millions of dollars):

                                                        Six Months Ended
                                                            June 30
                                                      ---------------------
                                                        2002          2001
                                                      --------      -------

     Net income (loss)                                $    (96)     $   302
     Other comprehensive income (loss),
      net of related income taxes:
       Net hedging gains                                     1            1
       Reclassifications of net hedging
         losses (gains) to earnings                          6           (1)
                                                      --------      -------
                                                      $    (89)     $   302
     Comprehensive income (loss)                      ========      =======

8.   Business Segment Information.

     The following table sets forth certain income statement information concerning Sunoco's business segments for the six-month and three-month periods ended June 30, 2002 and 2001 (in millions of dollars):

                                          Sales and Other
                                         Operating Revenue
                                      ----------------------    Profit Contri-
Six Months Ended                     Unaffiliated     Inter-    bution (Loss)
 June 30, 2002                         Customers      segment    (after tax)
----------------                      -----------     -------   -------------

Refining and Supply                    $2,614         $1,718        $(60)
Retail Marketing                        2,841             --           1
Chemicals                                 626             --           1
Logistics                                 264            556          17
Coke                                      100             --          16
                                       ------                       ----
Consolidated                           $6,445                        (25)
                                       ======
Provision for write-down of
  assets and other matters                                           (17)
Corporate expenses                                                   (13)
Net financing expenses
  and other                                                          (41)
                                                                    ----
Net loss                                                            $(96)
                                                                    ====

Six Months Ended
 June 30, 2001*
----------------

Refining and Supply**                  $3,376         $2,053        $261
Retail Marketing                        3,121             --          44
Chemicals                                 674             --          10
Logistics                                 257            603          24
Coke                                      115             --          31
                                       ------                       ----
Consolidated                           $7,543                        370
                                       ======
Provision for write-down of
  assets and other matters                                           (13)
Corporate expenses                                                   (12)
Net financing expenses
  and other                                                          (43)
                                                                    ----
Net income                                                          $302
                                                                    ====

----------
 *Reclassified to conform to the 2002 presentation.
**Includes Value Added and Eastern Lubricants operations (Note 3).

                                        Sales and Other
                                       Operating Revenue
                                    ----------------------      Profit Contri-
  Three Months Ended                 Unaffiliated    Inter-     bution (Loss)
   June 30, 2002                      Customers      segment     (after tax)
  ------------------                 ------------    -------    -------------

  Refining and Supply                   $1,420        $  976         $ 16
  Retail Marketing                       1,570            --           21
  Chemicals                                343            --           (1)
  Logistics                                143           303            9
  Coke                                      51            --            9
                                        ------                       ----
  Consolidated                          $3,527                         54
                                        ======
  Provision for write-down of
    assets and other matters                                          (17)
  Corporate expenses                                                   (6)
  Net financing expenses
    and other                                                         (21)
                                                                     ----
  Net income                                                         $ 10
                                                                     ====

  Three Months Ended
   June 30, 2001*
  -------------------

  Refining and Supply**                 $1,693        $1,125         $153
  Retail Marketing                       1,708            --           33
  Chemicals                                322            --           14
  Logistics                                134           311           15
  Coke                                      59            --           15
                                        ------                       ----
  Consolidated                          $3,916                        230
                                        ======
  Provision for write-down of
    assets and other matters                                           (6)
  Corporate expenses                                                   (6)
  Net financing expenses
    and other                                                         (22)
                                                                     ----
  Net income                                                         $196
                                                                     ====

----------
 *Reclassified to conform to the 2002 presentation.
**Includes Value Added and Eastern Lubricants operations (Note 3).

9.   New Accounting Standards.

     Effective January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was adopted. SFAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. Sunoco ceased amortizing goodwill effective January 1, 2002 and determined during the second quarter of 2002 that its goodwill is not impaired. Sunoco's amortization of goodwill and indefinite-lived intangible assets was $5 million after tax during the year 2001.

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

     In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that relate to reporting the effects of a disposal of a segment of a business. Sunoco adopted SFAS No. 144 effective January 1, 2002 when adoption was mandatory. This new standard had no impact on Sunoco's consolidated financial statements during the first six months of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       RESULTS OF OPERATIONS - SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)

                                             Six Months Ended
                                                  June 30
                                             ----------------
                                              2002      2001        Variance
                                              ----      ----        --------
                                                      (Millions of Dollars)

Refining and Supply                           $(60)     $257           $(317)

Retail Marketing                                 1        44             (43)

Chemicals                                        1        10              (9)

Logistics                                       17        24              (7)

Coke                                            16        31             (15)

Corporate expenses                             (13)      (12)             (1)

Net financing expenses and other               (41)      (43)              2
                                              ----      ----           -----
                                               (79)      311            (390)
Special items:

  Write-down of assets and other
    matters                                    (17)      (13)             (4)

  Value Added and Eastern Lubricants*           --         4              (4)
                                              ----      ----           -----

Consolidated net income (loss)                $(96)     $302           $(398)
                                              ====      ====           =====

-----------
*In connection with the Company's decision to dispose of its Value Added and Eastern Lubricants operations, commencing with the fourth quarter of 2000, those operations were reported as a special item (see Note 3 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses

In the six-month period ended June 30, 2002, Sunoco had a loss of $96 million, or $1.26 per share of common stock on a diluted basis, compared to net income of $302 million, or $3.58 per share, for the first half of 2001. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco had a loss of $79 million in the first half of 2002 compared to income of $311 million in the first six months of 2001.

Refining and Supply - Refining and Supply had a loss of $60 million in the first six months of 2002 versus income of $257 million in the first half of 2001. The decrease was primarily due to significantly lower realized margins compared to last year's strong first-half levels, partially offset by lower refinery fuel costs. The margin decline resulted from rising crude oil prices and high industry inventory levels. Warmer winter weather, reduced jet fuel demand and much lower natural gas prices also impacted margins for distillates and other related fuel oil products.

In Sunoco's Northeast refining system, which is particularly impacted by heating oil demand, realized margins averaged only $2.53 per barrel, down $4.78 per barrel, or 65 percent, from first-half 2001 levels. The Toledo refinery, where scheduled maintenance activity significantly curtailed production during most of March 2002, had realized margins that averaged $3.86 per barrel in the first half, down $5.83 per barrel from the comparable prior-year period. The Tulsa refinery had realized margins averaging $4.74 per barrel in the first six months versus $8.57 per barrel in the 2001 first half. Margins at the Toledo and Tulsa refineries in the first half of 2001 were exceptionally high, in part, due to the industry supply disruptions in the Midwest during the second quarter of that year. Overall operating performance in the refining system was very good during the first half of 2002. Despite economic run cuts in Sunoco's Northeast refining system and scheduled maintenance during the first half of 2002, input to crude units across the entire refining system averaged 689,800 barrels daily (94 percent of rated capacity), down slightly from prior-year levels.

Retail Marketing - Retail Marketing earned $1 million in the current period versus $44 million in the first half of 2001. The decrease in earnings was primarily due to a lower average retail gasoline margin, which was down 3.1 cents per gallon, or 33 percent, versus the 2001 first half. Lower profitability from retail heating oil operations and higher expenses, largely associated with volume growth, also reduced results. Retail gasoline sales volumes totalled 1.95 billion gallons for the first half of 2002, up 9 percent versus the same period in the prior year. Average gasoline throughput and convenience store sales per site were also up, increasing 4 percent and 5 percent, respectively.

Chemicals - Chemicals earned $1 million in the first half of 2002 versus $10 million in the first half of 2001. The decrease in earnings was due largely to lower margins for phenol and related products. Lower margins for polypropylene also contributed to the decrease. Partially offsetting the margin declines were higher sales volumes, which totalled over 2.8 billion pounds for the first half of 2002 and were up 5 percent versus the prior year's first six months. Fuel costs and controllable expenses were also lower than the year-ago period.

In early May 2002, a decision was made to permanently shut down a production line at the Company's La Porte, Texas polypropylene plant, which will result in a 200-million pound reduction in annual polypropylene production capacity. Subsequent to the shutdown, the Chemicals business will continue to operate five polypropylene lines company-wide with capacity in excess of 2.0 billion pounds per year. In connection with the shutdown, the Company recorded a $12 million after-tax provision in the second quarter of 2002, primarily related to the write-off of the affected assets. This amount is reported as part of the Write-Down of Assets and

Other Matters shown separately in the Earnings Profile of Sunoco Businesses (see discussion below). The shutdown is not expected to have a material impact on Chemicals' future results of operations.

Logistics - Sunoco's Logistics business, which is now comprised of Sunoco's 75-percent interest in Sunoco Logistics Partners L.P. as well as certain other assets and joint venture interests, earned $17 million in the first half of 2002 versus $24 million in the year-ago period. The decrease was due primarily to lower results from the Logistics business' Western pipeline operations and Sunoco's reduced ownership interest in the partnership during the current period. The initial public offering of 5.75 million limited partnership units of Sunoco Logistics Partners L.P. was completed on February 8, 2002 (see "Sunoco Logistics Partners L.P." below).

Coke - Coke earned $16 million in the first six months of 2002 versus $31 million in the first half of 2001. The decrease was due largely to lower income from Jewell Coke operations resulting from the Chapter 11 bankruptcy filing by National Steel Corporation ("National"), Jewell's former long-term contract customer. The first-half 2002 results reflect lower sales volumes and prices and include a $4 million after-tax write-off of an account receivable from National. As part of the bankruptcy proceedings, National rejected its contract with Jewell. Jewell has now contracted to sell its 50-60 thousand tons of coke production per month plus coke from current inventory into lower-value short-term markets over the remainder of this year. Management believes that Jewell's income for the second half of 2002 will approximate the amount earned in the second half of 2001 as the higher sales volumes are expected to offset the lower sales prices.

Write-Down of Assets and Other Matters - During the first half of 2002, Sunoco recorded a $17 million after-tax provision primarily for asset write-downs and associated charges related to the shutdown of a production line at the La Porte, Texas polypropylene plant ($12 million after tax) and the shutdown of certain processing units at the Company's Toledo refinery ($2 million after tax). Also included in the provision was a $3 million after-tax accrual largely relating to a lawsuit concerning the Puerto Rico refinery, which was divested in December 2001. During the first six months of 2001, Sunoco recorded an $18 million after-tax charge for employee terminations and other required exit costs related to the disposal of its Value Added and Eastern Lubricants operations and recorded a benefit increasing the net realizable value of previously written down lubricants assets held for sale by $5 million after tax. (See Note 3 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Operations

Revenues -- Total revenues were $6.49 billion in the first half of 2002 compared to $7.59 billion in the first six months of 2001. The 14 percent decrease was primarily due to significantly lower refined product sales prices. Partially offsetting this decrease were higher refined product sales volumes and higher consumer excise taxes.

Costs and Expenses -- Total pretax costs and expenses were $6.64 billion in the first half of 2002 compared to $7.11 billion in the first six months of 2001. The 7 percent decrease was primarily due to significantly lower crude oil and refined product acquisition costs, largely as a result of crude oil price decreases, and to lower refinery fuel costs. Partially offsetting these declines were higher consumer excise taxes.

                      RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

                                            Three Months Ended
                                                  June 30
                                            ------------------
                                             2002        2001        Variance
                                             ----        ----        --------
                                                    (Millions of Dollars)

Refining and Supply                          $ 16        $155          $(139)

Retail Marketing                               21          33            (12)

Chemicals                                      (1)         14            (15)

Logistics                                       9          15             (6)

Coke                                            9          15             (6)

Corporate expenses                             (6)         (6)            --

Net financing expenses and other              (21)        (22)             1
                                             ----        ----          -----
                                               27         204           (177)
Special items:

  Write-down of assets and other
    matters                                   (17)         (6)           (11)

  Value Added and Eastern Lubricants*          --          (2)             2
                                             ----        ----          -----

Consolidated net income                      $ 10        $196          $(186)
                                             ====        ====          =====

----------
*In connection with the Company's decision to dispose of its Value Added and Eastern Lubricants operations, commencing with the fourth quarter of 2000, those operations were reported as a special item (see Note 3 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended June 30, 2002, Sunoco earned $10 million, or $.13 per share of common stock on a diluted basis, compared to net income of $196 million, or $2.35 per share, for the second quarter of 2001. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco earned $27 million in the second quarter of 2002 compared to $204 million in the second quarter of 2001.

Refining and Supply - Despite generally weak refining market conditions, Refining and Supply earned $16 million in the second quarter of 2002. Solid operations, ongoing optimization efforts and improved value-added margins enabled each of the refining centers to be profitable, although down sharply from last year's record second-quarter earnings of $155 million.

In the Northeast, the benchmark 6-3-2-1 margin averaged only $2.01 per barrel for the quarter, as high industry inventory levels and increased arbitrage-related import activity constrained margins. Gasoline margins, particularly for premium and reformulated grades, however, were improved from the first quarter and realized margins for the second quarter averaged $3.59 per barrel.

Margins for Sunoco's mid-continent refineries in Toledo and Tulsa were comparatively stronger than in the Northeast, although also well below second-quarter 2001 levels. The Toledo refinery's realized margins averaged $5.40 per barrel, down $6.61 per barrel versus year-ago levels, while margins at the Tulsa refinery averaged $4.99 per barrel versus $9.10 per barrel in the 2001 period. Margins in the second quarter of 2001 were exceptionally high, in part, due to industry supply disruptions in the Midwest during that period.

For the entire system, refining input averaged 705,700 barrels daily (97 percent of rated capacity) during the second quarter of 2002. High-value conversion unit throughput was maximized during the period, averaging 98 percent of rated capacity, with the Toledo refinery setting a record for the quarter.

Retail Marketing - Retail Marketing earned $21 million in the current quarter versus $33 million in the second quarter of 2001. The decrease in earnings was primarily due to a lower average retail gasoline margin, which was down almost 2 cents per gallon versus the 2001 second quarter. Lower margins on distillate sales and higher expenses largely associated with volume growth also contributed to the decline. Retail gasoline sales volumes were 1.0 billion gallons for the quarter, up 6 percent versus the same period in 2001. Average gasoline volume throughput and convenience store sales per site were each up 3 percent versus the comparable prior-year period.

Chemicals - Chemicals had a loss of $1 million in the second quarter of 2002 versus income of $14 million in the prior-year quarter. The decline was largely associated with Sunoco's phenol business, where rising feedstock (benzene and refinery-grade propylene) costs outpaced selling price increases, significantly reducing margins for the quarter. Further phenol price increases are expected in the third quarter of 2002. Margins for polypropylene were also down in the quarter, although polypropylene price increases more closely matched rising feedstock costs. Partially offsetting the margin declines were higher sales volumes. Sales volumes totalled almost 1.5 billion pounds for the quarter and were up over 9 percent versus last year's second quarter and 7 percent versus the first quarter of 2002. Fuel costs and controllable expenses were also slightly lower than the year-ago period.

Logistics - Sunoco's Logistics business earned $9 million in the second quarter of 2002 versus $15 million in the year-ago period. The decrease was due primarily to lower results from the Logistics business' Western pipeline operations and Sunoco's reduced ownership interest in the Partnership during the current period.

Coke - Coke earned $9 million in the second quarter of 2002 versus $15 million in the second quarter of 2001. The decrease was due largely to lower sales volumes and prices from Jewell Coke operations resulting from National's first quarter 2002 Chapter 11 bankruptcy filing. Reduced tax credits generated by Indiana Harbor cokemaking operations also contributed to the decline in earnings in the second quarter.

Write-Down of Assets and Other Matters - For a discussion of the write-down of assets and other matters recorded in the first six months of 2002 and 2001, see
Note 3 to the condensed consolidated financial statements.

Analysis of Condensed Consolidated Statements of Operations

Revenues -- Total revenues were $3.56 billion in the second quarter of 2002 compared to $3.94 billion in the second quarter of 2001. The 10 percent decrease was primarily due to significantly lower refined product sales prices. Partially offsetting this decrease were higher refined product sales volumes and higher consumer excise taxes.

Costs and Expenses -- Total pretax costs and expenses were $3.54 billion in the second quarter of 2002 compared to $3.63 billion in the second quarter of 2001. The 2 percent decrease was primarily due to lower crude oil acquisition costs and refinery fuel costs, partially offset by higher refined product acquisition costs, higher consumer excise taxes and an increase in the provision for write-down of assets and other matters.

                               FINANCIAL CONDITION

Cash and Working Capital

At June 30, 2002, Sunoco had cash and cash equivalents of $26 million compared to $42 million at December 31, 2001, and had a working capital deficit of $20 million compared to $268 million at December 31, 2001. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at June 30, 2002 by approximately $770 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity

In the first six months of 2002, Sunoco's net cash provided by operating activities ("cash generation") was $86 million compared to $546 million in the first half of 2001. This $460 million decrease in cash generation was primarily due to a decrease in income before special items and lower deferred income tax expense.

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

In July 2002, the Company entered into a new revolving credit facility (the "Facility") totaling $770 million and terminated the $500 million credit facility set to mature in September 2002. The new facility structure consists of a $385 million commitment through July 2005 and $385 million that matures in July 2003. The Facility provides the Company with access to short-term financing. It is intended to support the issuance of commercial paper and letters of credit. The Company can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, the amounts of which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth of at least $1.0 billion plus 50 percent of adjusted net income (as defined in the Facility) for each quarter ended after March 31, 2002 (collectively, "targeted net worth"). At June 30, 2002, the Company's tangible net worth was $1.6 billion. The Facility also requires that Sunoco's ratio of consolidated net indebtedness to consolidated capitalization, as those terms are defined in the Facility, not exceed .60 to 1. At June 30, 2002, this ratio was .49 to 1.

The Company has a shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At June 30, 2002, $1,300 million remains available under this shelf registration statement. The amount, type and timing of any financings will depend upon market conditions and the Company's funding requirements.

In connection with the initial public offering of 5.75 million limited partnership units by Sunoco Logistics Partners L.P. on February 8, 2002, the Partnership issued $250 million of ten-year 7.25 percent senior notes (see below).

The following table sets forth Sunoco's outstanding borrowings (in millions of dollars):

                                                   At                At
                                                June 30          December 31
                                                  2002              2001
                                             -------------       -----------
Short-term borrowings - commercial paper        $   20              $  299
Current portion of long-term debt                    2                   3
Long-term debt                                   1,389               1,142
                                                ------              ------
Total outstanding borrowings                    $1,411              $1,444
                                                ======              ======

Sunoco's ratio of debt (net of cash and cash equivalents) to total capital was
47.4 percent at June 30, 2002 compared to 46.1 percent at December 31, 2001. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

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

Concurrent with the offering, the Partnership entered into a three-year $150 million revolving credit facility, which is available to fund its working capital requirements, to finance acquisitions, and for general partnership purposes. This credit facility includes a $20 million distribution sublimit that is available for distributions. At June 30, 2002, no borrowings were outstanding under this credit facility. The credit facility contains covenants requiring the Partnership to maintain a ratio of up to 4 to 1 of consolidated total debt to consolidated EBITDA (each as defined in the credit agreement) and an interest coverage ratio (as defined in the credit agreement) of at least 3.5 to 1.

The Partnership, which is included in Sunoco's consolidated financial statements, distributes to its general and limited partners all cash on hand at the end of each quarter less the amount of cash the general partner determines in its reasonable discretion is necessary or appropriate to: provide for the proper conduct of the Partnership's business; comply with applicable law, any of the Partnership's debt instruments or other agreements; pay fees and expenses (including payments to the general partner) or; provide funds for distribution to unitholders and to the general partner for any one or more of the next four quarters. The minimum quarterly distribution is 2 percent of all available cash to the general partner and $.45 per limited partnership unit, or a total of $42 million per year. Sunoco's 17.01 million limited partnership units consist of
5.63 million common units and 11.38 million subordinated units. Distributions on Sunoco's subordinated units are payable only after the minimum quarterly distribution for the common units held by the public and Sunoco, including any arrearages, have been made. The subordinated units convert to common units when certain financial tests related to earning and paying the minimum quarterly distribution for the preceding three consecutive one-year periods have been met.

Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These commitments represent approximately 90 to 95 percent of Sunoco's usage of the various assets during 2001 and would generate approximately $115 million of revenue for the Partnership. If, other than as a result of force majeure, Sunoco fails to meet its minimum obligations under these agreements, it would be required to pay the amount of any shortfall to the Partnership. Any such payments would be available as a credit in the following year after Sunoco's minimum obligation for that year had been met. Sunoco's obligations under these agreements may be reduced or suspended under certain circumstances. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

Capital Expenditures

During the second quarter of 2002, the Company reduced its full year 2002 capital expenditure plan to $450 million, a decrease of almost $70 million. This decline reflects a deferral of some spending in the Company's Refining and Supply and Retail Marketing businesses. Retail Marketing's planned capital expenditures previously included an estimated $40 million of projected outlays to build approximately 50 additional retail gasoline outlets in 2002 in connection with an ongoing agreement with Wal-Mart Stores, Inc. The Company now intends to spend approximately $15-$20 million to build 20-25 outlets at selected Wal-Mart locations during 2002 due to a longer permitting process and fewer sites currently available for gasoline development in the Northeast. As a result of these uncertainties, the Company cannot predict the number of sites to be built in subsequent years but now believes that the number could be significantly lower than the previous estimate of up to 100 sites per year.

                           PENSION PLAN FUNDED STATUS

During the first half of 2002, the market value of the assets in Sunoco's defined benefit pension plans declined by approximately $120 million, or 11 percent, due to plan benefit payments and the poor performance of the financial markets in the second quarter of 2002. As a result, the estimated accumulated benefit obligation at June 30, 2002 exceeds the market value of plan assets by approximately $40 million. There were no contributions to these plans during this period. The Company is in full compliance with all regulations governing such plans including all ERISA laws. Management is currently evaluating the appropriateness of making additional contributions to the plans to improve their funded status. However, the Company's revolving credit facility requires the funding of the plans so that the accumulated benefit obligation will not exceed plan assets by more than $25 million at December 31, 2002.

If, after any contributions, the accumulated benefit obligation of these plans continues to exceed the market value of plan assets at December 31,

2002, the Company would be required to record an adjustment to the accumulated other comprehensive loss component of shareholders' equity in its consolidated balance sheet. The Company cannot currently estimate either the magnitude of this potential adjustment or any additional required contributions to the plans due to uncertainty about the factors impacting these computations, including the performance of plan investments over the remainder of the year and the impact of any changes in actuarial assumptions used to determine the accumulated benefit obligation. However, the Company estimates that if the investment return for the second half of the year is zero and the actuarial assumptions remain unchanged from the preceding year end, an unfavorable after-tax adjustment of approximately $75 million would be required to the accumulated other comprehensive loss component of shareholders' equity at December 31, 2002. Alternatively, if the Company were to make an additional contribution to the plans of approximately $100 million, under the same investment and actuarial assumptions, no adjustment to shareholders' equity would be required. Management believes any additional contributions to the pension plans could be funded without any significant impact on liquidity. Continued poor performance of the financial markets may also significantly increase future pension expense and funding requirements beyond 2002.

                                SHARE REPURCHASES

The Company did not repurchase any shares of common stock during the first six months of 2002. At June 30, 2002, the Company had a remaining authorization from its Board of Directors to purchase up to $324 million of Company common stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions and available cash.

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

.. Changes in financial markets resulting in increased pension expense and funding requirements;

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

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

     In May 2002, Sunoco, Inc. (R&M) ("Sunoco (R&M)") agreed to pay civil fines of $390,000, complete certain environmental and operational improvement projects, and submit a recommendation for a technical solution, pursuant to a Stipulation of Final Judgment. This agreement between Sunoco (R&M) and the Delaware Department of Natural Resources and Environmental Control, and approved by the Superior Court of the State of Delaware, New Castle County, stems from certain alleged violations of Title V permit requirements at the Marcus Hook refinery.

     In May 2002, Sunoco, Inc. (R&M) received a Consent Assessment of Civil Penalty in excess of $100,000 from the Pennsylvania Department of Environmental Protection for allegedly failing to install continuous emission monitors on two boilers at its Marcus Hook, PA refinery.

     Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) at Sunoco assets or facilities and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to the consolidated financial position of Sunoco at June 30, 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of the Company's shareholders was held on May 2, 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company's solicitations. At this meeting, the shareholders were requested: (1) to elect a Board of Directors; and (2) to approve the appointment of independent auditors. The following action was taken by the Company's shareholders with respect to each of the above items:

         1. Concerning the election of a Board of Directors of the Company, there was a total of 65,735,509 votes cast. The tabulation below sets forth the number of votes cast for or withheld (abstentions) from each director. There were no broker non-votes.

                                                                   Number
                                             Number              "WITHHELD"
                  NAME                       "FOR"              (ABSTENTIONS)
            ----------------              -----------           -------------
            R. J. Darnall                 64,768,756                966,753
            J. G. Drosdick                64,785,603                949,906
            U. F. Fairbairn               64,783,294                952,215
            T. P. Gerrity                 64,754,356                981,153
            R. B. Greco                   64,752,586                982,923
            J. G. Kaiser                  64,778,170                957,339
            R. D. Kennedy                 64,776,339                959,170
            R. H. Lenny                   64,774,462                961,047
            N. S. Matthews                64,777,060                958,449
            R. A. Pew                     64,734,450              1,001,059
            G. J. Ratcliffe               64,792,308                943,201

         2. Concerning the motion to appoint Ernst & Young LLP as the Company's independent auditors, there was a total of 65,735,509 votes cast, with an aggregate of 63,519,596 votes cast in favor of such appointment and 1,852,751 against. There were 363,162 withheld (abstentions). There were no broker non-votes.

Item     6.  Exhibits and Reports on Form 8-K

Exhibits:

         10.1 - $385,000,000 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of July 22, 2002 among Sunoco, Inc. and JPMorgan Chase Bank, Banc of America Securities LLC, Bank of Nova Scotia and The Bank of Tokyo - Mitsubishi, Ltd.

         10.2 - $385,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 22, 2002 among Sunoco, Inc. and JPMorgan Chase Bank, Banc of America Securities LLC, Bank of Nova Scotia and The Bank of Tokyo - Mitsubishi, Ltd.

         12   -  Statement re Sunoco, Inc. and Subsidiaries Computation of
                 Ratio of Earnings to Fixed Charges for the Six-Month Period
                 Ended June 30, 2002.

         99.1 - Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

         99.2 - Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

Reports on Form 8-K:

         The Company has not filed any reports on Form 8-K during the quarter ended June 30, 2002.

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

     SUNOCO, INC.



BY   s/ JOSEPH P. KROTT
     -----------------------
     Joseph P. Krott
     Comptroller
     (Principal Accounting Officer)

DATE August 6, 2002

                                  EXHIBIT INDEX

Exhibit
Number                   Exhibit
-------        -----------------------------------------
10.1           $385,000,000 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of July 22, 2002 among Sunoco, Inc. and JPMorgan Chase Bank, Banc of America Securities LLC, Bank of Nova Scotia and The
               Bank of Tokyo - Mitsubishi, Ltd.

10.2           $385,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 22,
               2002 among Sunoco, Inc. and JPMorgan Chase Bank, Banc of America Securities LLC, Bank of Nova Scotia and
               The Bank of Tokyo - Mitsubishi, Ltd.

12             Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the
               Six-Month Period Ended June 30, 2002.

99.1           Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
               U.S.C. Section 1350.

99.2           Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
               U.S.C. Section 1350.