Form 10-Q
period 2002-09-30
SUNOCO INC
filed 2002-11-07
CIK 95304

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission file number 1-6841

                                  SUNOCO, INC.
            ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                  23-1743282
---------------------------------------------        --------------------
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

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES        X                 NO
         ------                 ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES        X                 NO
         ------                 ------

At September 30, 2002, there were 76,327,658 shares of Common Stock, $1 par value outstanding.

                                  SUNOCO, INC.
                                  ------------

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Statements of Operations
            for the Nine Months Ended September 30, 2002
            and 2001                                                       1

            Condensed Consolidated Statements of Operations
            for the Three Months Ended September 30, 2002
            and 2001                                                       2

            Condensed Consolidated Balance Sheets at
            September 30, 2002 and December 31, 2001                       3

            Condensed Consolidated Statements of Cash
            Flows for the Nine Months Ended September 30,
            2002 and 2001                                                  4

            Notes to Condensed Consolidated Financial
            Statements                                                     5

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    19

   Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                             32

   Item 4.  Controls and Procedures                                       32

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                             33

   Item 6.  Exhibits and Reports on Form 8-K                              34

SIGNATURE                                                                 35

CERTIFICATIONS                                                            35

                                     PART I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                             For the Nine Months
                                                                             Ended September 30
                                                                             ------------------
                                                                                2002       2001*
                                                                            --------    --------
                                                                                (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)         $ 10,234    $ 11,131
Interest income                                                                    5           7
Other income (Note 2)                                                             60          53
                                                                            --------    --------
                                                                              10,299      11,191
                                                                            --------    --------
COSTS AND EXPENSES
Cost of products sold and operating expenses                                   8,207       8,457
Consumer excise taxes                                                          1,366       1,297
Selling, general and administrative expenses (Note 2)                            461         432
Depreciation, depletion and amortization                                         245         237
Payroll, property and other taxes                                                 76          80
Provision for write-down of assets and other matters (Note 3)                     26          24
Interest cost and debt expense                                                    83          77
Interest capitalized                                                              (2)         --
                                                                            --------    --------
                                                                              10,462      10,604
                                                                            --------    --------
Income (loss) before income tax expense (benefit)                               (163)        587
Income tax expense (benefit) (Note 4)                                            (58)        193
                                                                            --------    --------
NET INCOME (LOSS)                                                           $   (105)   $    394
                                                                            ========    ========
Net income (loss) per share of common stock:
     Basic                                                                  $  (1.38)   $   4.79
     Diluted                                                                $  (1.38)   $   4.74

Weighted average number of shares outstanding (Note 5):
     Basic                                                                      76.2        82.2
     Diluted                                                                    76.2        83.2

Cash dividends paid per share of common stock                               $    .75    $    .75

----------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars and Shares Except Per Share Amounts)
--------------------------------------------------------------------------------

                                                                           For the Three Months
                                                                            Ended September 30
                                                                           --------------------
                                                                               2002      2001*
                                                                            -------    -------
                                                                               (UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)         $ 3,789    $ 3,588
Interest income                                                                   2          2
Other income (Note 2)                                                            21         15
                                                                            -------    -------
                                                                              3,812      3,605
                                                                            -------    -------
COSTS AND EXPENSES
Cost of products sold and operating expenses                                  3,047      2,745
Consumer excise taxes                                                           478        458
Selling, general and administrative expenses (Note 2)                           164        153
Depreciation, depletion and amortization                                         84         80
Payroll, property and other taxes                                                25         29
Provision for write-down of assets and other matters (Note 3)                    --          4
Interest cost and debt expense                                                   29         25
Interest capitalized                                                             (1)        --
                                                                            -------    -------
                                                                              3,826      3,494
                                                                            -------    -------
Income (loss) before income tax expense (benefit)                               (14)       111
Income tax expense (benefit) (Note 4)                                            (5)        19
                                                                            -------    -------
NET INCOME (LOSS)                                                           $    (9)   $    92
                                                                            =======    =======
Net income (loss) per share of common stock:
    Basic                                                                   $  (.12)   $  1.15
    Diluted                                                                 $  (.12)   $  1.14

Weighted average number of shares outstanding (Note 5):
    Basic                                                                      76.3       79.7
    Diluted                                                                    76.3       81.0

Cash dividends paid per share of common stock                               $   .25    $   .25

----------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

                                                                          At              At
                                                                     September 30     December 31
                                                                         2002            2001*
(Millions of Dollars)
-------------------------------------------------------------------------------------------------
                                                                             (UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents                                               $  173          $   42
Accounts and notes receivable, net                                         902             700
Inventories:
   Crude oil                                                               148             245
   Petroleum and chemical products                                         362             290
   Materials, supplies and other                                           117             117
Deferred income taxes                                                      117             116
                                                                        ------          ------
Total Current Assets                                                     1,819           1,510

Investments and long-term receivables                                      153             165
Properties, plants and equipment                                         7,412           7,221
Less accumulated depreciation, depletion and amortization                3,350           3,122
                                                                        ------          ------
Properties, plants and equipment, net                                    4,062           4,099
Prepaid retirement costs                                                   128              87
Deferred charges and other assets                                          181             158
                                                                        ------          ------
Total Assets                                                            $6,343          $6,019
                                                                        ======          ======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                        $1,244          $  986
Accrued liabilities                                                        345             351
Short-term borrowings                                                       --             299
Current portion of long-term debt                                            2               3
Taxes payable                                                              131             139
                                                                        ------          ------
Total Current Liabilities                                                1,722           1,778

Long-term debt (Note 2)                                                  1,389           1,142
Retirement benefit liabilities                                             482             488
Deferred income taxes                                                      544             551
Other deferred credits and liabilities                                     201             195
Commitments and contingent liabilities (Note 6)
Minority interests (Note 2)                                                495             223
Shareholders' equity (Note 7)                                            1,510           1,642
                                                                        ------          ------
Total Liabilities and Shareholders' Equity                              $6,343          $6,019
                                                                        ======          ======

----------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)
--------------------------------------------------------------------------------

                                                                     For the Nine Months
                                                                     Ended September 30
                                                                     ------------------
                                                                      2002         2001*
                                                                     -----        -----
                                                                         (UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $(105)       $ 394
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
       Provision for write-down of assets and other matters             26           24
       Noncash reduction in minority interest in cokemaking
         operations (Note 2)                                           (29)         (27)
       Depreciation, depletion and amortization                        245          237
       Deferred income tax expense (benefit)                           (10)         125
       Changes in working capital pertaining to operating
         activities, net of effect of acquisitions:
           Accounts and notes receivable                              (209)         133
           Inventories                                                  25          (21)
           Accounts payable and accrued liabilities                    254          (74)
           Taxes payable                                                (8)          (4)
       Payments in excess of expense for retirement plans              (47)         (10)
       Other                                                             2          (24)
                                                                     -----        -----
Net cash provided by operating activities                              144          753
                                                                     -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                               (244)        (277)
   Acquisition of Aristech Chemical Corporation, net of debt
     assumed of $163 in 2001                                             7         (493)
   Proceeds from divestments                                            15           26
   Other                                                                 7           (6)
                                                                     -----        -----
Net cash used in investing activities                                 (215)        (750)
                                                                     -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments of short-term borrowings                            (299)          --
   Proceeds from issuance of long-term debt                            246          200
   Repayments of long-term debt                                         (2)          (1)
   Net proceeds from issuance of Sunoco Logistics
     Partners L.P. limited partnership units (Note 2)                   96           --
   Proceeds from transferred interest in cokemaking operations         215           --
   Cash distributions to investors in cokemaking
     operations                                                        (15)         (48)
   Cash dividend payments                                              (57)         (62)
   Purchases of common stock for treasury                               --         (273)
   Proceeds from issuance of common stock under
     management incentive and employee option plans                     24           37
   Other                                                                (6)          (1)
                                                                     -----        -----
Net cash provided by (used in) financing activities                    202         (148)
                                                                     -----        -----
Net increase (decrease) in cash and cash equivalents                   131         (145)
Cash and cash equivalents at beginning of period                        42          239
                                                                     -----        -----
Cash and cash equivalents at end of period                           $ 173        $  94
                                                                     =====        =====

----------
*Reclassified to conform to the 2002 presentation.

                            (See Accompanying Notes)

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   General.

     The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management's opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provision for write-down of assets and other matters (Note 3) and the gain on income tax settlement (Note 4). Results for the three and nine months ended September 30, 2002 are not necessarily indicative of results for the full year 2002.

2.   Minority Interests.

       Cokemaking Operations

     In July 2002, Sunoco transferred an additional interest in its Indiana Harbor cokemaking operation to a third-party investor for $215 million in cash. Since 1995, Sunoco has received $724 million in exchange for interests in its Indiana Harbor and Jewell cokemaking operations in four separate transactions. Sunoco did not recognize any gain or loss at the date of these transactions as the third-party investors are entitled to a preferential return on their investments, currently equal to 98 percent of the cash flows and tax benefits from the respective cokemaking operations, until they recover their investments and achieve a cumulative return of approximately 10 percent after tax thereon. Income is being recognized as coke production and sales generate cash flows and tax benefits which are allocated to Sunoco and the third-party investors, while expense is being recognized to reflect the investors' preferential returns.

     The preferential return period for the Jewell operation, which had been projected to end in 2007, is now estimated to extend to 2011 due to anticipated lower income from the Jewell operation resulting from the Chapter 11 bankruptcy filing by National Steel Corporation, Jewell's former long-term contract customer. The preferential return period for the first investor in the Indiana Harbor operation ended in July 2002, at which time the first investor's interest in the cash flows and tax benefits from Indiana Harbor decreased from 95 percent to 5 percent. As a result of an additional investment in July 2002, third-party investors' interests increased from 5 percent to 98 percent. The new investor's preferential return period for the Indiana Harbor operation is expected to end in 2007. The estimated lengths of these preferential return periods are based upon the Company's current expectations of future operations, including sales volumes and prices, raw material and operating costs and capital expenditure levels. Better-than-expected results will shorten the investors' preferential return periods, while lower-than-expected results will lengthen the periods.

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

     The following table sets forth the minority interest balances and the changes in these balances attributable to the investors' interests in cokemaking operations (in millions of dollars):

                                                              Nine Months Ended
                                                                September 30
                                                             -------------------
                                                               2002       2001
                                                               ----       ----
              Balance at beginning of year                     $223       $316
              Nonconventional fuel credit and
                other tax benefits*                             (54)       (51)
              Preferential return*                               25         24
              Additional cash investment                        215         --
              Cash distributions                                (15)       (48)
                                                               ----       ----
              Balance at end of period                         $394       $241
                                                               ====       ====
     ---------------
     *The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash reduction in the minority interest in cokemaking operations, are included in other income in the condensed consolidated statements of operations.

     Logistics Operations

     On February 8, 2002, the Company contributed a substantial portion of its logistics business to Sunoco Logistics Partners L.P., its master limited partnership formed in 2001 (the "Partnership"), in exchange for a 73.2 percent limited partnership interest, a 2 percent general partnership interest in the Partnership, incentive distribution rights and a $245 million special distribution, representing the net proceeds from the Partnership's issuance of $250 million of ten-year 7.25 percent senior notes. The Partnership concurrently issued 5.75 million limited partnership units, representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Proceeds from the offering, which totalled approximately $96 million net of underwriting discounts and offering expenses, were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco. Sunoco liquidated this retained working capital subsequent to the Partnership's formation. The accounts of the Partnership continue to be included in Sunoco's consolidated financial statements. No gain or loss was recognized on this transaction.

     Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

     The following table sets forth the changes in the minority interest balance attributable to the third-party investors' interests in Sunoco Logistics Partners L.P. during the first nine months of 2002 subsequent to the initial public offering (in millions of dollars):

         Net proceeds from the initial public
           offering on February 8, 2002                           $ 96
         Minority interest share of income*                          9
         Distribution to third-party investors                      (4)
                                                                  ----
         Balance at September 30, 2002                            $101
                                                                  ====
    --------------
    *Included in selling, general and administrative expenses in the condensed consolidated statement of operations.

3.   Write-Down of Assets and Other Matters.

     During the second quarter of 2002, Sunoco announced that it would permanently shut down a 200 million pounds-per-year polypropylene line at its La Porte, TX plant. The shutdown occurred during the third quarter of 2002. Sunoco also announced its intention to permanently shut down certain processing units at its Toledo refinery. The Company undertook these reconfiguration projects in order to eliminate less efficient production capacity. In connection with these reconfiguration projects, in the second quarter of 2002, Sunoco recorded provisions to write off the affected units and established accruals for related exit costs, which amounted to $18 million ($12 million after tax) for the La Porte, TX polypropylene plant and $4 million ($2 million after tax) for the Toledo refinery. In addition, during the second quarter of 2002, the Company established a $4 million accrual ($3 million after tax) largely relating to a lawsuit concerning the Puerto Rico refinery, which was divested in December 2001.

     During 2000, Sunoco announced its intention to sell its Puerto Rico refinery, lubricants blending and packaging facilities in Marcus Hook, PA, Tulsa, OK and Richmond, CA and lubricants branded marketing assets (which include the Kendall(R) motor oil brand and the customer lists for both the Sunoco(R) and the Kendall(R) lubricants brands) (collectively, "Value Added and Eastern Lubricants"). The Company elected to exit the Value Added and Eastern Lubricants business due to the inability to achieve an adequate return on capital employed in this business. In connection with this decision, Sunoco sold its lubricants branded marketing assets in March 2001, closed its lubricants blending and packaging facilities in July 2001 and sold the Puerto Rico refinery in December 2001 to conclude the lubricants restructuring plan.

     Sunoco established $11, $17 and $4 million accruals ($7, $11 and $2 million after tax) in the first, second and third quarters of 2001, respectively, for employee terminations and other required exit costs including amounts for contract settlements, lease abandonments and environmental and other cleanup activities. In the 2001 second quarter, Sunoco also recorded a benefit increasing the estimated net realizable value of previously written down lubricants assets held for sale by $8 million ($5 million after tax). During the fourth quarter of 2001, Sunoco recorded additional accruals for exit costs and a gain on the sale of the Puerto Rico refinery, which amounted to a net benefit of $1 million ($3 million after tax). The termination accruals recorded during the first nine months of 2001 were for approximately 350 employee terminations, primarily in the lubricants business. Payments charged against these accruals are expected to continue through 2003.

     The following table summarizes the changes in the accrual for exit costs and terminations during the full year 2001 and the first nine months of 2002 (in millions of dollars):

            Balance at January 1, 2001                             $ 18
            Additional accruals                                      35
            Payments charged against the accruals                   (29)
                                                                   ----
            Balance at December 31, 2001                           $ 24
            Additional accruals                                       1
            Payments charged against the accruals                   (14)
                                                                   ----
            Balance at September 30, 2002                          $ 11
                                                                   ====

4.   Income Tax Settlement.

     In the third quarter of 2001, Sunoco recognized a $21 million tax benefit as a reduction in income tax expense resulting from the settlement of certain federal income tax issues. Sunoco did not receive any cash proceeds in connection with this settlement.

5.   Earnings Per Share Data.

     The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic earnings per share ("EPS") to those used to compute diluted EPS for the nine-month and three-month periods ended September 30, 2002 and 2001 (in millions):

                                                        Nine Months          Three Months
                                                           Ended                 Ended
                                                        September 30         September 30
                                                       --------------        ------------
                                                       2002*     2001        2002*   2001
                                                       ----      ----        ----    ----
            Weighted average number of common
                shares outstanding - basic             76.2      82.2        76.3    79.7

            Add effect of dilutive stock                 --       1.0          --     1.3
                incentive awards                       ----      ----        ----    ----

            Weighted average number of                 76.2      83.2        76.3    81.0
                shares - diluted                       ====      ====        ====    ====

    ----------------
    *Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted average number of shares used to compute diluted EPS is equal to the weighted average number of shares used in the basic EPS computation.

6.   Commitments and Contingent Liabilities.

     Sunoco is contingently liable under an arrangement which guarantees a $120 million term loan due in 2006 of the Epsilon Products Company, LLC polypropylene joint venture in which the Company is a partner. Under this arrangement, Sunoco also guarantees borrowings under the joint venture's $40 million revolving credit facility, which amounted to $35 million at September 30, 2002. Sunoco is also contingently liable under various other arrangements which guarantee debt of third parties aggregating approximately $10 million at September 30, 2002. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

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

                                                      At               At
                                                 September 30     December 31
                                                     2002             2001
                                                 ------------     -----------
              Accrued liabilities                    $ 40             $ 39
              Other deferred credits and
                liabilities                           121              106
                                                     ----             ----
                                                     $161             $145
                                                     ====             ====

       Pretax charges against income for environmental remediation amounted to $39 and $29 million for the nine months ended September 30, 2002 and 2001, respectively, which included pretax accruals totalling $23 and $17 million for remediation activities largely associated with more stringent MTBE cleanup requirements (see below). Claims for recovery of environmental liabilities that are probable of realization totalled $16 million at September 30, 2002 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

       In December 1999, the U.S. Environmental Protection Agency ("EPA") adopted a rule under the Clean Air Act which phases in limitations on the sulfur content of gasoline beginning in 2004 and, in January 2001, adopted another rule which will require limitations on the allowable sulfur content of on-road diesel fuel beginning in 2006. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations primarily with respect to the capital and operating expenditures at its four refineries. Most of the capital spending is likely to occur in the 2002-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new gasoline and diesel requirements will be in the range of $300-$400 million. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the banking and trading credit systems, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

       Pursuant to the Clean Air Act, in April 2002 the EPA issued a final rule to reduce hazardous air pollutants (including organics, reduced sulfur compounds, inorganics and particulate metals) from certain sources at petroleum refineries, including catalytic cracking and reforming units and sulfur recovery units ("MACT II"). The rule requires all petroleum refineries that are major sources of hazardous air pollutants to meet emission standards reflecting the application of the maximum achievable control technology at the affected sources by 2005. Analysis of this rule is ongoing. Although the ultimate impact of the rule cannot be determined at this time, it could have a significant impact on Sunoco and its operations, primarily with respect to capital expenditures at its four refineries.

       Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act. These enforcement initiatives have been targeted at industries that have large manufacturing facilities and that are significant sources of emissions, such as the refining, paper and pulp, and electric power generating industries. The basic premise of the enforcement initiative is the EPA's assertion that many of these industrial establishments have modified or expanded their operations over time without complying with New Source Review regulations that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emission increases above certain thresholds, and have violated various other provisions of the Clean Air Act, including New Source Review and Prevention of Significant Deterioration ("NSR/PSD") Programs, Benzene Waste Organic National Emissions Standards for Hazardous Air Pollutants ("NESHAP"), Leak Detection and Repair ("LDAR") and flaring requirements. As part of this enforcement initiative, the EPA has entered into consent agreements with several refiners that require the refiners to pay civil fines and penalties and make significant capital expenditures to install emissions control equipment at selected facilities. For some of these refineries, the cost of the required emissions control equipment is significant, depending on the size, age and configuration of the refinery. Sunoco received information requests in 2000, 2001 and 2002 in connection with the enforcement initiative pertaining to its four current refineries, the Puerto Rico refinery divested by Sunoco in 2001 and its phenol facility in Philadelphia, PA. Sunoco has completed its responses to the EPA, which is focusing solely on refineries at this time.

       Sunoco has received Notices of Violation and Findings of Violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. The Notices and Findings of Violation allege failure to comply with certain requirements relating to benzene wastewater emissions at the Company's Marcus Hook, Toledo and Philadelphia refineries. In addition, the EPA has alleged that: at the Company's Philadelphia refinery, certain modifications were made to one of the fluid catalytic cracking units in 1992 and 1998 without obtaining requisite permits; at the Company's Marcus Hook refinery, certain modifications were made to the fluid catalytic cracking unit in 1990 and 1996 without obtaining requisite permits; and at the Company's Toledo refinery, certain physical and operational changes were made to the fluid catalytic cracking unit in 1985 without obtaining requisite permits. The EPA has also alleged that at the Company's Toledo refinery, certain physical and operational changes were made to the sulfur plant in 1995, 1998 and 1999 without obtaining requisite permits; certain physical and operational changes were made to a flare system without obtaining requisite permits; and that the flare system was not being operated in compliance with the Clean Air Act. Sunoco has met with the EPA on these Notices and Findings of Violation and is currently evaluating its position. Although Sunoco does not believe that it has violated any Clean Air Act requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures, operate these refineries at reduced levels and pay significant penalties.

       Congress is considering several pieces of legislation that would prohibit, phase-down or regulate the use of MTBE. In addition, Congress is considering legislation that would require more ethanol in gasoline. The EPA is reportedly considering limiting the levels of benzene and other toxic substances in gasoline as well as banning MTBE, which is the primary oxygenate used by Sunoco and the industry to meet reformulated gasoline requirements under the Clean Air Act. The EPA is also seeking legislative and/or regulatory changes on the use of oxygenates. Several states, including some in Sunoco's marketing territory, have laws banning or phasing out the use of MTBE beginning in 2003 and 2004. Litigation was initiated challenging the legislation in California and New York. An initial court decision on a case brought by a trade association has upheld New York's law banning MTBE. In addition, the EPA rejected California's request for a waiver of the federal oxygenate mandate. California has delayed for one year its deadline for banning MTBE from 2003 to 2004. Numerous other states continue to explore options concerning MTBE, including bans, restrictions on use or opting out of the EPA's reformulated fuels program. If MTBE is banned throughout the United States, the effect on Sunoco could be material but will depend on the specific regulations, the cost and availability of alternative oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco to recover its costs in the marketplace.

       A wholly owned subsidiary of the Company is a one-third partner in Belvieu Environmental Fuels ("BEF"), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. The Company had a $54 million investment in this operation at September 30, 2002 and had after-tax equity income of $4 and $3 million attributable to the joint venture for the nine months ended September 30, 2002 and 2001, respectively. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned, including continued production of MTBE for export to locations outside the United States and conversion from the production of MTBE to the production of alkylate or some other gasoline blending component. A detailed engineering study is currently underway. Upon completion of this study, a definitive cost estimate will be available. If the joint venture elects to convert this facility, the conversion cost will depend on the type of process chosen and the level of production desired by the joint venture.

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

       Cleanup of groundwater aquifers contaminated by MTBE will be driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. Cost increases result directly from extended operation and maintenance on sites that previously could otherwise have been completed, installation of additional remedial or monitoring wells and purchase of more expensive equipment because MTBE is present. Primarily as a result of these requirements, Sunoco increased its accruals for remediation at certain sites during the third quarters of 2002 and 2001 by $23 and $13 million, respectively. While actual cleanup costs for specific sites are variable and depend on many factors, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases.

       Private litigants, purportedly on behalf of various classes of private well owners in numerous states, filed product liability class action lawsuits against major petroleum refiners and marketers who sold gasoline containing MTBE, alleging MTBE may have contaminated groundwater. The Judicial Panel on Multidistrict Litigation consolidated several federal court MTBE class action cases from New York and other states (In re:
       Methyl Tertiary Butyl Ether ("MTBE") Products Liability Litigation; MDL No. 1358; Master File No. 00 Civ. 1898 (SAS)). MDL No. 1358 consists of five consolidated cases, and Sunoco was named as a defendant in the three cases that were filed in New York. The judge dismissed the claims of the class of plaintiffs who have not tested their wells or who have tested their wells and found no MTBE contamination. As a result, one of the three New York cases was dismissed. On July 16, 2002, the judge denied plaintiffs' motion for class certification in all of the consolidated cases. Plaintiffs have not appealed the class certification decision. The two New York cases are proceeding on behalf of the individual plaintiffs.

       The Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act ("RCRA"), and related federal and state laws subject Sunoco to the potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at Sunoco's facilities and at third-party or formerly owned sites. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a "potentially responsible party" ("PRP"). As of September 30, 2002, Sunoco had been named as a PRP at 44 sites identified or potentially identifiable as "Superfund" sites under federal or state law. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco's negligible participation therein, believes that its potential liability associated with such sites will not be significant.

       Under various environmental laws, including RCRA, Sunoco has initiated corrective remedial action at its facilities, formerly owned facilities and third-party sites and could be required to undertake similar actions at various other sites.

       The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. In connection with underground storage tank remediations, the Company participates in various state funds from which the Company can seek reimbursement of certain remediation costs above a deductible amount. In connection with certain acquisitions of assets, the Company has entered into arrangements with sellers that allocate environmental liabilities and provide indemnities that are often based upon periods of ownership and operation. Each of these allocations and indemnification arrangements is specific to the particular transaction to which it applies. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss for environmental contamination.

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

       Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) at Sunoco assets or facilities and general environmental claims. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations or cash flows for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2002. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco's cash flows or liquidity.

7.     Shareholders' Equity.

                                                      At              At
                                                 September 30     December 31
                                                     2002            2001
                                                 ------------     -----------
                                                    (Millions of Dollars)

       Common stock, par value $1 per share          $   135       $   134
       Capital in excess of par value                  1,468         1,446
       Earnings employed in the business               2,104         2,266
       Accumulated other comprehensive loss              (19)          (28)
       Common stock held in treasury,
         at cost                                      (2,178)       (2,176)
                                                     -------       -------
       Total                                         $ 1,510       $ 1,642
                                                     =======       =======

8.     Comprehensive Income (Loss).

       The following table sets forth Sunoco's comprehensive income (loss) for the nine-month and three-month periods ended September 30, 2002 and 2001 (in millions of dollars):

                                                     Nine Months      Three Months
                                                        Ended             Ended
                                                    September 30      September 30
                                                   -------------      -------------
                                                   2002     2001      2002     2001
                                                   ----     ----      ----     ----
       Net income (loss)                          $(105)   $ 394      $ (9)    $ 92
       Other comprehensive income (loss),
        net of related income taxes:
         Net hedging gains (losses)                   4       (5)        3       (6)
         Reclassifications of net hedging
           losses (gains) to earnings                 5       --        (1)       1
                                                  -----    -----      ----     ----
                                                  $ (96)   $ 389      $ (7)    $ 87
       Comprehensive income (loss)                =====    =====      ====     ====

9.     Business Segment Information.

       The following table sets forth certain income statement information concerning Sunoco's business segments for the nine-month and three-month periods ended September 30, 2002 and 2001 (in millions of dollars):

                                                     Sales and Other
                                                    Operating Revenue
                                               ----------------------------       Profit Contri-
  Nine Months Ended                              Unaffiliated       Inter-        bution (Loss)
   September 30, 2002                             Customers         segment        (after tax)
  -------------------                            ------------       -------       -------------
  Refining and Supply                              $ 4,085           $2,761          $ (78)
  Retail Marketing                                   4,499               --              8
  Chemicals                                            995               --             11
  Logistics                                            478              841             26
  Coke                                                 177               --             30
                                                   -------                           -----
  Consolidated                                     $10,234                              (3)
                                                   =======
  Write-down of assets and other
    matters                                                                            (17)
  Corporate expenses                                                                   (19)
  Net financing expenses
    and other                                                                          (66)
                                                                                     -----
  Net loss                                                                           $(105)
                                                                                     =====

  Nine Months Ended
   September 30, 2001*
  -------------------

  Refining and Supply**                            $ 4,846           $3,007          $ 307
  Retail Marketing                                   4,721               --             75
  Chemicals                                            978               --             10
  Logistics                                            413              839             33
  Coke                                                 173               --             45
                                                   -------                           -----
  Consolidated                                     $11,131                             470
                                                   =======
  Income tax settlement                                                                 21
  Employee terminations and other
    matters                                                                            (15)
  Corporate expenses                                                                   (19)
  Net financing expenses
    and other                                                                          (63)
                                                                                     -----
  Net income                                                                         $ 394
                                                                                     =====

----------
 *Reclassified to conform to the 2002 presentation.
**Includes Value Added and Eastern Lubricants operations (Note 3).

                                              Sales and Other
                                             Operating Revenue
                                          ----------------------    Profit Contri-
 Three Months Ended                        Unaffiliated    Inter-    bution (Loss)
  September 30, 2002                         Customers     segment    (after tax)
 -------------------                       ------------    -------   -------------
 Refining and Supply                         $1,471        $1,043         $(18)
 Retail Marketing                             1,658            --            7
 Chemicals                                      369            --           10
 Logistics                                      214           285            9
 Coke                                            77            --           14
                                             ------                       ----
 Consolidated                                $3,789                         22
                                             ======
 Corporate expenses                                                         (6)
 Net financing expenses
   and other                                                               (25)
                                                                          ----
 Net loss                                                                 $ (9)
                                                                          ====

 Three Months Ended
  September 30, 2001*

 -------------------

 Refining and Supply**                       $1,470        $  954         $ 46
 Retail Marketing                             1,600            --           31
 Chemicals                                      304            --           --
 Logistics                                      156           236            9
 Coke                                            58            --           14
                                             ------                       ----
 Consolidated                                $3,588                        100
                                             ======
 Income tax settlement                                                      21
 Employee terminations and other
   matters                                                                  (2)
 Corporate expenses                                                         (7)
 Net financing expenses
   and other                                                               (20)
                                                                          ----
 Net income                                                               $ 92
                                                                          ====

----------
 *Reclassified to conform to the 2002 presentation.
**Includes Value Added and Eastern Lubricants operations (Note 3).


10.    New Accounting Standards.

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

In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), was issued. Sunoco will adopt SFAS No. 143 effective January 1, 2003 when adoption is mandatory. This statement significantly changes the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation will be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. Under existing accounting principles, a liability for an asset retirement obligation is recognized using a cost-accumulation measurement approach. Sunoco has not completed its evaluation of SFAS No. 143 and, therefore, is unable to estimate its impact on the Company's consolidated financial statements at this time.

In August 2001, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), was issued. Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. SFAS No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," that relate to reporting the effects of a disposal of a segment of a business. Sunoco adopted SFAS No. 144 effective January 1, 2002 when adoption was mandatory. This new standard had no impact on Sunoco's consolidated financial statements during the first nine months of 2002.

During the fourth quarter of 2002, Sunoco will adopt the fair value method of accounting for employee stock compensation plans as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under the proposed transition rules of SFAS No. 123, the Company expects to recognize $7 million of expense, ($5 million after tax) in 2002, representing the expense for all unvested stock options retroactive to January 1, 2002. The Company currently follows the intrinsic value method of accounting for employee stock compensation plans prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB 25, the Company currently does not recognize compensation expense for stock options because the exercise price of the options equaled the market price of the underlying stock on the date of grant, which is the measurement date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)


                                              Nine Months Ended
                                                September 30
                                              -----------------
                                                2002       2001*   Variance
                                                ----       ----    --------
                                                  (Millions of Dollars)

Refining and Supply                           $ (78)       $ 306    $(384)

Retail Marketing                                  8           75      (67)

Chemicals                                        11           10        1

Logistics                                        26           33       (7)

Coke                                             30           45      (15)

Corporate expenses                              (19)         (19)      --

Net financing expenses and other                (66)         (63)      (3)
                                              -----        -----    -----
                                                (88)         387     (475)
Special items:

  Income tax settlement                          --           21      (21)

  Write-down of assets and other
    matters                                     (17)         (15)      (2)

  Value Added and Eastern Lubricants**           --            1       (1)
                                              -----        -----    -----

Consolidated net income (loss)                $(105)       $ 394    $(499)
                                              =====        =====    =====
____________

 * Consistent with the 2002 presentation, an $11 million after-tax accrual for environmental remediation activities has been reclassified from Write-down of Assets and Other Matters to Retail Marketing.

** In connection with the Company's decision to dispose of its Value Added and Eastern Lubricants operations, commencing with the fourth quarter of 2000, those operations were reported as a special item (see Note 3 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses

In the nine-month period ended September 30, 2002, Sunoco had a net loss of $105 million, or $1.38 per share of common stock on a diluted basis, compared to net income of $394 million, or $4.74 per share, for the first nine months of 2001. Excluding the special items shown separately in the

Earnings Profile of Sunoco Businesses, Sunoco had a loss of $88 million in the first nine months of 2002 compared to income of $387 million in the first nine months of 2001. When evaluating segment and consolidated performance, the Company excludes significant unusual and infrequently occurring items. The Company believes this approach provides a better indication of the operations of its businesses. A detailed discussion of these special items is provided under "Special Items" below.

Refining and Supply - Refining and Supply had a loss of $78 million in the first nine months of 2002 versus income of $306 million in the first nine months of 2001. The decrease was primarily due to significantly lower realized margins ($511 million) compared to the strong levels realized in the first nine months of 2001, partially offset by lower refinery fuel costs ($109 million) and higher sales volumes ($25 million). The margin decline resulted from rising crude oil prices and high industry inventory levels. Warmer winter weather, reduced jet fuel demand and much lower natural gas prices also impacted margins for distillates and other related fuel oil products.

In Sunoco's Northeast refining system, which is particularly impacted by heating oil demand, realized margins averaged only $2.69 per barrel, down $3.34 per barrel, or 55 percent, from the first nine months of 2001. The Toledo refinery, where scheduled maintenance activity significantly curtailed production during most of March 2002, had realized margins that averaged $4.03 per barrel in the first nine months of 2002, down $5.31 per barrel from the comparable prior-year period. The Tulsa refinery had realized margins averaging $4.74 per barrel in the first nine months, down $3.42 per barrel versus the comparable 2001 nine-month period. Margins at the Toledo and Tulsa refineries in the first nine months of 2001 were exceptionally high, in part, due to the industry supply disruptions in the Midwest during the second and third quarters of that year. Overall operating performance in the refining system was very good during the first nine months of 2002. Despite economic run cuts in Sunoco's Northeast refining system and scheduled maintenance during the first nine months of 2002, input to crude units across the entire refining system averaged 688,800 barrels daily (94 percent of rated capacity), essentially unchanged compared to prior-year levels.

Acid gas generated during the refining process at Sunoco's Marcus Hook refinery is sent to General Chemical, a third party whose sulfur processing facility is adjacent to the refinery. When General Chemical is unable to accept the acid gas, Sunoco must incinerate it through its flare stack. In the second quarter of 2002, after a series of operating failures at General Chemical that resulted in extended flaring incidents, Sunoco entered into a consent decree with the Delaware Department of Natural Resources and Environmental Control. The consent decree required that Sunoco make certain operational improvements and take steps to reduce incineration through the flare stack at Marcus Hook while the Company developed a long-term solution. It also requires Sunoco to pay penalties of up to $10,000 per day if Sunoco incinerates acid gas as a result of General Chemical's failure to accept the gas. Sunoco is in full compliance with the consent decree and procedures have been put in place that have improved operations between Sunoco and General Chemical. In September 2002, Sunoco announced that it will build and operate its own sulfur plant at Marcus Hook. Engineering and design work has begun and it is anticipated that construction on this facility, which is estimated to cost approximately $40-$50 million, will be completed in 2005. In October 2002, the parent company of General Chemical,

GenTek, filed for Chapter 11 bankruptcy reorganization. General Chemical has indicated that it plans to continue to operate its plant while the parent company negotiates a plan of reorganization.

Retail Marketing - Retail Marketing earned $8 million in the current period versus $75 million in the first nine months of 2001. The decrease in earnings was primarily due to a lower average retail gasoline margin ($60 million), which was down 3.3 cents per gallon, or 31 percent, versus the first nine months of 2001. Higher expenses ($20 million), largely associated with volume growth, also reduced results. Partially offsetting these negative factors were 8 percent higher retail gasoline sales volumes ($10 million). Average gasoline throughput and convenience store sales per site were also up, increasing 5 percent and 6 percent, respectively.

Chemicals - Chemicals earned $11 million in the first nine months of 2002 versus $10 million in the first nine months of 2001. The increase in earnings was due, in part, to higher sales volumes ($8 million), which totalled over 4.3 billion pounds for the first nine months of 2002 and were up 5 percent versus the prior year's first nine months. Also contributing to the improvement were lower fuel costs and controllable expenses ($10 million) and higher equity income from Sunoco's joint venture chemical operations ($3 million). Partially offsetting these positive factors were lower margins ($19 million) primarily for phenol and related products.

In early May 2002, a decision was made to permanently shut down a production line at the Company's La Porte, Texas polypropylene plant, which resulted in a 200-million pound reduction in annual polypropylene production capacity. Subsequent to the shutdown, the Chemicals business continues to operate five polypropylene lines with capacity in excess of 2.0 billion pounds per year. In connection with the shutdown, the Company recorded a $12 million after-tax provision in the second quarter of 2002, primarily related to the write-off of the affected assets. This amount is reported as part of the Write-Down of Assets and Other Matters shown separately in the Earnings Profile of Sunoco Businesses (see discussion below). The shutdown is not expected to have a material impact on Chemicals' future results of operations.

Logistics - Sunoco's Logistics business, which is now comprised of Sunoco's 75-percent interest in Sunoco Logistics Partners L.P. as well as certain other assets and joint venture interests, earned $26 million in the first nine months of 2002 versus $33 million in the year-ago period. The decrease was due primarily to lower results from the Logistics business' pipeline operations and Sunoco's reduced ownership interest in the partnership during the current period. Partially offsetting these factors were higher results from the Logistics business' terminal facility operations and the absence of an adverse ad valorem tax adjustment recorded in the third quarter of 2001. The initial public offering of 5.75 million limited partnership units of Sunoco Logistics Partners L.P. was completed on February 8, 2002 (see "Sunoco Logistics Partners L.P." below).

Sunoco Logistics Partners L.P. announced in October 2002 that it has entered into a definitive agreement to purchase from an affiliate of Union Oil Company of California ("Unocal") interests in three Midwestern and Western U.S. products pipeline companies, consisting of a 31.5 percent interest in Wolverine Pipeline Company, a 9.2 percent interest in West Shore Pipeline Company, and a 14.0 percent interest in Yellowstone Pipeline

Company, for $54 million. Closing of the transaction is expected before year end, subject to regulatory approval and customary closing conditions.

Coke - Coke earned $30 million in the first nine months of 2002 versus $45 million in the first nine months of 2001. The decrease was due largely to lower income from Jewell Coke operations resulting from the Chapter 11 bankruptcy filing by National Steel Corporation ("National"), Jewell's former long-term contract customer, in March 2002. The results for the first nine months of 2002 reflect lower sales prices and include a $4 million after-tax write-off of an account receivable from National. As part of the bankruptcy proceedings, National rejected its contract with Jewell. As a result, Jewell's coke sales have been made into lower-value short-term markets. In October 2002, the Coke business entered into a three-year sales contract with operating subsidiaries of the International Steel Group ("ISG") under which the Coke business will provide ISG approximately 700,000 tons of production from the Jewell cokemaking facility annually during the 2003-2005 period. This sales contract provides for the semiannual adjustment of prices pursuant to a defined formula.

As a result of the expiration at the end of 2002 of tax credits attributable to a portion of the coke production at Jewell, a decrease in other tax benefits attributable to cokemaking operations and anticipated contract prices associated with Jewell's coke sales, the Company estimates that the Coke business will earn approximately $40 million in 2003.

Net Financing Expenses and Other - Net financing expenses and other totalled $66 million in the current period versus $63 million in the first nine months of 2001. The increase was primarily due to higher interest expense and lower interest income, partially offset by higher capitalized interest.

Special Items

Income Tax Settlement - In the third quarter of 2001, Sunoco recorded an after-tax gain from the settlement of certain federal income tax issues totaling $21 million (see Note 4 to the condensed consolidated financial statements).

Write-Down of Assets and Other Matters - During the first nine months of 2002, Sunoco recorded a $17 million after-tax provision primarily for asset write-downs and associated charges related to the shutdown of a production line at the La Porte, Texas polypropylene plant ($12 million after tax) and the shutdown of certain processing units at the Company's Toledo refinery ($2 million after tax). Also included in the provision was a $3 million after-tax accrual largely relating to a lawsuit concerning the Puerto Rico refinery, which was divested in December 2001. During the first nine months of 2001, Sunoco recorded a $20 million after-tax charge for employee terminations and other required exit costs related to the disposal of its Value Added and Eastern Lubricants operations and a benefit increasing the net realizable value of previously written down lubricants assets held for sale by $5 million after tax. (See Note 3 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Operations

Revenues -- Total revenues were $10.30 billion in the first nine months of 2002 compared to $11.19 billion in the first nine months of 2001. The 8 percent decrease was primarily due to significantly lower refined product sales prices. Partially offsetting this decrease were higher refined product sales volumes, higher consumer excise taxes, higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company's logistics operations and higher merchandise sales at the Company's convenience store outlets.

Costs and Expenses -- Total pretax costs and expenses were $10.46 billion in the first nine months of 2002 compared to $10.60 billion in the first nine months of 2001. The 1 percent decrease was primarily due to significantly lower crude oil and refined product acquisition costs, largely as a result of crude oil price decreases, and to lower refinery fuel costs. Partially offsetting these declines were higher consumer excise taxes, higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company's logistics operations and the cost of higher merchandise sales at the Company's convenience store outlets.

                      RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

                                              Three Months
                                                 Ended
                                              September 30
                                             --------------
                                             2002     2001*    Variance
                                             ----     ----     --------
                                               (Millions of Dollars)

Refining and Supply                          $(18)    $ 49     $ (67)

Retail Marketing                                7       31       (24)

Chemicals                                      10       --        10

Logistics                                       9        9        --

Coke                                           14       14        --

Corporate expenses                             (6)      (7)        1

Net financing expenses and other              (25)     (20)       (5)
                                             ----     ----     -----
                                               (9)      76       (85)
Special items:

  Income tax settlement                        --       21       (21)

  Employee terminations and other
    matters                                    --       (2)        2

  Value Added and Eastern Lubricants**         --       (3)        3
                                             ----     ----     -----

Consolidated net income (loss)               $ (9)    $ 92     $(101)
                                             ====     ====     =====

--------------
 * Consistent with the 2002 presentation, an $11 million after-tax accrual for environmental remediation activities has been reclassified from Employee Terminations and Other Matters to Retail Marketing.

** In connection with the Company's decision to dispose of its Value Added and Eastern Lubricants operations, commencing with the fourth quarter of 2000, those operations were reported as a special item (see Note 3 to the condensed consolidated financial statements).

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended September 30, 2002, Sunoco had a net loss of $9 million, or $.12 per share of common stock on a diluted basis, compared to net income of $92 million, or $1.14 per share, for the third quarter of 2001. Excluding the special items shown separately in the Earnings Profile of Sunoco Businesses, Sunoco had a loss of $9 million in the third quarter of 2002 compared to income of $76 million in the third quarter of 2001.

Refining and Supply - Refining and Supply had a loss of $18 million in the current quarter versus income of $49 million in the third quarter of 2001. The decline was largely due to lower margins in each of Sunoco's refining centers ($68 million), particularly at the mid-continent refineries in Toledo and Tulsa as compared to the exceptionally strong mid-continent margins of the prior year.

In the Northeast, the benchmark 6-3-2-1 margin averaged $2.32 per barrel for the quarter versus $2.52 per barrel in the third quarter of 2001. Margins were also negatively impacted by higher actual crude costs versus the benchmark due primarily to increased crude quality differentials versus the 2001 third quarter.

Margins for Sunoco's mid-continent refineries in Toledo and Tulsa were comparatively stronger than in the Northeast, although also well below third quarter 2001 levels. The Toledo refinery's realized margins averaged $4.35 per barrel versus $8.66 per barrel in the year-ago period, while margins at the Tulsa refinery averaged $4.74 per barrel versus $7.11 per barrel in the 2001 period. Margins in the third quarter of 2001 were exceptionally high, in part, due to industry supply disruptions in the U.S. Midwest during that period.

Retail Marketing - Retail Marketing earned $7 million in the current quarter versus $31 million in the third quarter of 2001. The decrease in earnings was primarily due to a lower average retail gasoline margin ($23 million), which was down 3.6 cents per gallon versus the 2001 third quarter. Retail gasoline sales volumes were over 1.0 billion gallons for the quarter, up six percent ($4 million) versus the same period in 2001. Average gasoline volume throughput and convenience store sales per site were each up seven percent versus the comparable prior-year period.

Results in both periods include significant increases to accruals for estimated environmental remediation costs at Sunoco's retail marketing operations. These charges reduced earnings by $15 million after tax in the current quarter and by $11 million after tax in the third quarter of 2001. The high level of charges was due largely to higher cost estimates received during the respective third quarter periods indicating extended time estimates for operating remediation systems at various retail sites and product terminals. As of September 30, 2002, Sunoco has accrued $58 million, net of expected recoveries from third parties, for environmental remediation activities at these sites. Cash outlays for such activities have been approximately $20 million annually over the past three years and totalled $15 million for the first nine months of 2002.

Chemicals - Chemicals earned $10 million in the third quarter of 2002 versus a breakeven quarter in the prior-year period. The increase was primarily due to higher margins ($6 million), primarily for polypropylene, and increased sales volumes ($3 million), primarily for phenol and related products. Total chemicals sales volumes increased six percent versus the third quarter of 2001. Results from the plasticizers business and Sunoco's joint venture interests were also up versus the prior-year period.

Logistics - Sunoco's Logistics business earned $9 million in both third quarter periods. Higher results from the Logistics business' Western pipeline operations and the absence of an adverse ad valorem tax adjustment recorded in the third quarter of 2001 were offset by Sunoco's reduced ownership interest due to the sale of the 25 percent interest in the February 2002 public offering.

Coke - Net income from the Coke business was $14 million in both third-quarter periods. Higher coke sales volumes, including approximately 160,000 tons from inventory, were largely offset by lower coke sales prices, resulting from the first quarter 2002 bankruptcy filing of a long-term customer of Jewell Coke. Coke sales from inventory are expected to continue into the fourth quarter but sales levels should again approximate production levels in 2003.

Net Financing Expenses and Other - Net financing expenses and other were $25 million in the third quarter of 2002 versus $20 million in the third quarter of 2001. The increase was largely due to higher preferential return expenses in Sunoco's cokemaking operations. In July 2002, Sunoco received $215 million in connection with the transfer of an additional interest in its Indiana Harbor cokemaking operation.

Special Items

Income Tax Settlement - For a discussion of the gain on income tax settlement recorded in the third quarter of 2001, see Note 4 to the condensed consolidated financial statements.

Employee Terminations and Other Matters - For a discussion of the employee terminations recorded in the third quarter of 2001, see Note 3 to the condensed consolidated financial statements.

Analysis of Condensed Consolidated Statements of Operations

Revenues -- Total revenues were $3.81 billion in the third quarter of 2002 compared to $3.61 billion in the third quarter of 2001. The 6 percent increase was primarily due to higher refined product sales prices and volumes and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company's logistics operations. Also contributing to the increase were higher revenues from cokemaking operations and higher consumer excise taxes.

Costs and Expenses -- Total pretax costs and expenses were $3.83 billion in the third quarter of 2002 compared to $3.49 billion in the third quarter of 2001. The 10 percent increase was primarily due to higher crude oil and refined product acquisition costs. Also contributing to the increase were higher consumer excise taxes, higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company's logistics operations and higher costs from cokemaking operations resulting from the increase in coke sales.

                               FINANCIAL CONDITION

Cash and Working Capital

At September 30, 2002, Sunoco had cash and cash equivalents of $173 million compared to $42 million at December 31, 2001, and had working capital of $97 million compared to a working capital deficit of $268 million at December 31, 2001. The $131 million increase in cash and cash equivalents was due to $144 million of net cash provided by operating activities ("cash generation") and $202 million of net cash provided by financing activities, partially offset by $215 million of net cash used in investing activities. Sunoco's working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeds their carrying value at September 30, 2002 by approximately $950 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco's ongoing operations.

Cash Flows and Financial Capacity

In the first nine months of 2002, Sunoco's cash generation was $144 million compared to $753 million in the first nine months of 2001. This $609 million decrease in cash generation was primarily due to a decrease in income before special items and lower deferred income tax expense.

Management currently believes that future cash generation will be sufficient to satisfy Sunoco's ongoing capital requirements, to fund its pension obligations (see "Pension Plan Funded Status" below) and to pay the current level of cash dividends on Sunoco's common stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including volatility in crude oil, natural gas, refined product and chemical markets and increases in capital spending and working capital levels. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

In July 2002, Sunoco transferred an additional interest in its Indiana Harbor cokemaking operation to a third-party investor for $215 million in cash. Sunoco did not recognize any gain or loss at the date of this transaction. (See Note 2 to the condensed consolidated financial statements.)

A wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc., is a party to an accounts receivable securitization facility that terminates in 2006 under which the subsidiary may sell on a revolving basis up to a $200 million undivided interest in a designated pool of certain Sunoco accounts receivable. No receivables have been sold under this facility.

In July 2002, the Company entered into a new revolving credit facility (the "Facility") totaling $770 million and terminated its $500 million credit facility which would have matured in September 2002. The new facility structure consists of a $385 million commitment through July 2005 and $385 million that matures in July 2003. The Facility provides the Company with access to short-term financing. It is intended to support the issuance of commercial paper and letters of credit. The Company can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, the amounts of which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth of at least $1.0 billion plus 50 percent of adjusted net income (as defined in the Facility) for each quarter ended after March 31, 2002 (collectively, "targeted net worth"). At September 30, 2002, the Company's tangible net worth was $1.5 billion and its targeted net worth was $1.0 billion. The Facility also requires that Sunoco's ratio of consolidated net indebtedness to consolidated capitalization, as those terms are defined in the Facility, not exceed .60 to 1. At September 30, 2002, this ratio was .46 to 1.

The Company has an effective shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At September 30, 2002, $1,300 million remains available under this shelf registration statement. The amount, type and timing of any financings will depend upon the Company's funding requirements, market conditions and compliance with covenants contained in the Company's debt obligations and revolving credit facility.

In connection with the initial public offering of 5.75 million limited partnership units by Sunoco Logistics Partners L.P. on February 8, 2002, the Partnership issued $250 million of ten-year 7.25 percent senior notes (see below).

The following table sets forth Sunoco's outstanding borrowings (in millions of dollars):

                                                      At              At
                                                 September 30     December 31
                                                     2002            2001
                                                 ------------     -----------
Short-term borrowings - commercial paper            $   --          $  299
Current portion of long-term debt                        2               3
Long-term debt                                       1,389           1,142
                                                    ------          ------
Total outstanding borrowings                        $1,391          $1,444
                                                    ======          ======

Sunoco's ratio of debt (net of cash and cash equivalents) to total capital was
44.6 percent at September 30, 2002 compared to 46.1 percent at December 31, 2001. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. No commitments have been made with respect to any investment opportunity which would require the use of a significant portion of Sunoco's unused financial capacity. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base; however, there are no current plans to do so.

Sunoco Logistics Partners L.P.

On February 8, 2002, the Company contributed a substantial portion of its logistics business to Sunoco Logistics Partners L.P. in exchange for a 73.2 percent limited partnership interest, a 2 percent general partnership interest, incentive distribution rights and a $245 million special distribution, representing the net proceeds from the Partnership's sale of ten-year senior notes. The Partnership concurrently issued 5.75 million limited partnership units, representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Proceeds from the offering, which totalled approximately $96 million net of underwriting discounts and offering expenses, were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco. Sunoco liquidated this retained working capital subsequent to the Partnership's formation. The proceeds from the liquidation and from the special distribution were used by Sunoco for general corporate purposes, including the repayment of outstanding commercial paper.

Concurrent with the offering, the Partnership entered into a three-year $150 million revolving credit facility, which is available to fund its working capital requirements, to finance acquisitions, and for general partnership purposes. This credit facility includes a $20 million distribution sublimit that is available for distributions. At September 30, 2002, no borrowings were outstanding under this credit facility. The credit facility contains covenants requiring the Partnership to maintain a ratio of up to 4 to 1 of consolidated total debt to consolidated EBITDA (each as defined in the credit agreement) and an interest coverage ratio (as defined in the credit agreement) of at least 3.5 to 1. At September 30, 2002, the Partnership's ratio of consolidated debt to consolidated EBITDA was 2.8 to 1 and the interest coverage ratio was 4.6 to 1.

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

                           PENSION PLAN FUNDED STATUS

During the first ten months of 2002, the market value of the investments in Sunoco's defined benefit pension plans declined by approximately $210 million, or 20 percent, due to plan benefit payments and the poor performance of the equity markets in 2002. As a result, during September 2002, the Company contributed $51 million to the plans to improve their funded status. The estimated accumulated benefit obligation at October 31, 2002, based upon an assumed discount rate of 6.75 percent (reduced from the 7.25 percent assumed at the preceding year end to reflect current market rates), exceeds the market value of plan assets by approximately $140 million. Management is currently evaluating the appropriateness of making additional contributions to the plans. The Company's revolving credit facility previously required the funding of the plans so that the accumulated benefit obligation would not exceed plan assets by more than $25 million at December 31, 2002. In October 2002, the revolving credit facility was amended to eliminate this funding requirement. The Facility now requires Sunoco's defined benefit pension plans to be in full compliance with all regulations governing such plans including all ERISA laws. The Company currently is in compliance with these government regulations.

If the accumulated benefit obligation of these plans continues to exceed the market value of plan assets at December 31, 2002, the Company would be required to record an adjustment to the accumulated other comprehensive loss component of shareholders' equity in its consolidated balance sheet. The Company cannot currently estimate either the magnitude of this potential adjustment or any additional required contributions to the plans due to uncertainty about the factors impacting these computations, including the performance of plan investments over the remainder of the year and the impact of any changes in actuarial assumptions used to determine the accumulated benefit obligation. However, the Company estimates that if the investment return for the last two months of the year is zero and the discount rate assumption is 6.75 percent, an unfavorable after-tax adjustment of approximately $170 million would be required to the accumulated other comprehensive loss component of shareholders' equity at December 31, 2002. Alternatively, if the Company were to make an additional contribution to the plans of approximately $160 million, under the same investment and actuarial assumptions, no adjustment to shareholders' equity would be required. Management believes any additional contributions to the pension plans could be funded without any significant impact on liquidity. Continued poor performance of the financial markets may also significantly increase future pension expense and funding requirements beyond 2002.

                                SHARE REPURCHASES

The Company did not repurchase any shares of common stock during the first nine months of 2002. At September 30, 2002, the Company had a remaining authorization from its Board of Directors to purchase up to $324 million of Company common stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions and available cash.

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

..      Changes in the expected level of environmental capital, operating or remediation expenditures;

..      Delays related to work on facilities and the issuance of applicable permits;

..      Changes in product specifications;

..      Availability and pricing of oxygenates such as MTBE;

..      Phase-outs or restrictions on the use of MTBE;

..      Political and economic conditions in the markets in which the Company operates, including the impact of potential terrorist acts and international hostilities;

..      Changes in the availability of debt and equity financing resulting in increased costs or reduced liquidity;

..      Changes in insurance markets resulting in increased costs and/or reductions in the level and types of coverage available;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

       There have been no material changes to the Company's exposure to market risk since December 31, 2001.

Item 4.  Controls and Procedures

       As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer and President and the Company's Senior Vice President and Chief Financial Officer. Based upon that evaluation, the

       Company's Chairman, Chief Executive Officer and President and the Company's Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

       Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President and the Company's Senior Vice President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

       In response to certain alleged violations of Title V permit requirements at the Marcus Hook refinery, in the second quarter of 2002, Sunoco, Inc. (R&M) entered into a consent decree with the Delaware Department of Natural Resources and Environmental Control, under which Sunoco agreed to pay civil fines of $390,000, pay stipulated penalties if Sunoco incinerates acid gas through its flare stack, make certain process improvements, and submit a recommendation for a technical solution. Sunoco is in full compliance with the consent decree and procedures have been put in place that have improved operations at this facility. In September 2002, Sunoco announced that it will build and operate a sulfur plant at Marcus Hook. Engineering and design work has begun and it is anticipated that construction on this facility, which is estimated to cost approximately $40-$50 million, will be completed in 2005.

       Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) at Sunoco assets or facilities and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco's business or consolidated financial position at September 30, 2002.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits:

       12   - Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of
              Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2002.

       99.1 - Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

       99.2 - Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.


Reports on Form 8-K:

       The Company filed a report on Form 8-K on August 7, 2002 to disclose under Item 7 - "Financial Statements, Pro Forma Financial Information and Exhibits" and Item 9 - "Regulation FD Disclosure" exhibits containing Statements under Oath of the Principal Executive Officer, John G. Drosdick, and the Principal Financial Officer, Thomas W. Hofmann, of Sunoco, Inc., each filed in accordance with the Securities and Exchange Commission's Order pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934, File No. 4-460.

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

       SUNOCO, INC.



BY     /s/ JOSEPH P. KROTT
       -----------------------
       Joseph P. Krott
       Comptroller
       (Principal Accounting Officer)

DATE   November 7, 2002


                                 CERTIFICATIONS

       I, John G. Drosdick, Chairman, Chief Executive Officer and President of Sunoco, Inc., certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Sunoco, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002                         /s/ John G. Drosdick
                                                --------------------
                                                John G. Drosdick
                                                Chairman, Chief Executive
                                                Officer and President

       I, Thomas W. Hofmann, Senior Vice President and Chief Financial Officer of Sunoco, Inc., certify that:

       1. I have reviewed this quarterly report on Form 10-Q of Sunoco, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

              a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

              a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

       6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 7, 2002                       /s/ Thomas W. Hofmann
                                              ----------------------
                                              Thomas W. Hofmann
                                              Senior Vice President and
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                               Exhibit

12 Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2002.

99.1 Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

99.2 Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.