Form 10-K
period 2002-12-31
SUNOCO INC
filed 2003-03-07
CIK 95304

2002

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-6841

SUNOCO, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1743282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ten Penn Center 1801 Market Street, Philadelphia, PA	19103-1699
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 977-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange Philadelphia Stock Exchange
Convertible Subordinated Debentures 6¾%, Due June 15, 2012	New York Stock Exchange
Sinking Fund Debentures 9 3/8%, Due June 1, 2016 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b2 of the Exchange Act).    Yes  ☒    No  ☐

At June 28, 2002, the aggregate market value of voting stock held by non-affiliates was $2,708 million.

At January 31, 2003, there were 76,570,750 shares of Common Stock, $1 par value, outstanding.

Selected portions of the Sunoco, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 2002 are incorporated by reference in Parts I, II and IV of this Form 10-K.

Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report to Shareholders* for a discussion of the factors that could cause actual results to differ materially from those projected.

General

Sunoco, Inc.** was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1801 Market Street, Philadelphia, PA 19103-1699. Its telephone number is (215) 977-3000 and its Internet website address is www.SunocoInc.com. The Company makes available free of charge on its website all materials that it files electronically with the Securities and Exchange Commission, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

The Company, through its subsidiaries, is principally a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and petrochemicals. Sunoco’s chemical operations comprise the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The petroleum refining and marketing, chemicals and logistics operations are conducted principally in the eastern half of the United States. Sunoco’s cokemaking operations are conducted in Virginia and Indiana.

The Company’s operations are organized into five business segments (Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke) plus a holding company and a shared services organization. Sunoco, Inc., the holding company, is a non-operating parent company. It includes certain corporate officers and their staffs. The shared services organization consists of a number of staff functions, including: communications; engineering services; transaction processing; systems operations and information technology planning; legal; insurance; health, environment and safety; human resources; public affairs; and procurement and facilities management. Costs incurred by the shared services organization to provide these services are allocated to the five business units and the holding company. This discussion of the Company’s business and properties reflects this organizational structure. For additional information regarding these business units, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the business segment information presented in Note 19 to the Consolidated Financial Statements, both in the Company’s 2002 Annual Report to Shareholders.

  *References in this Annual Report on Form 10-K to material in the Company’s 2002 Annual Report to Shareholders and in the Company’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

**In this report, the terms “Company” and “Sunoco” are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships.

Sunoco currently owns and operates four refineries which are located in Marcus Hook, PA, Philadelphia, PA, Toledo, OH and Tulsa, OK. The refineries in Marcus Hook, Philadelphia and Toledo produce principally fuels and commodity petrochemicals while the refinery in Tulsa emphasizes lubricants production with related fuels production being sold in the wholesale market. A fifth refinery in Puerto Rico, which also emphasized lubricants production, was sold in December 2001, completing the Company’s restructuring of its lubricants operations (see “Refining and Supply” below). Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise through a network of 4,328 retail outlets in 23 states primarily on the East Coast and in the Midwest United States (see “Retail Marketing” below). Sunoco also owns and operates facilities in Philadelphia, PA and Haverhill, OH, which produce phenol and acetone, in LaPorte, TX and Neal, WV, which produce polypropylene, and in Neville Island, PA and Pasadena, TX, which produce plasticizers. In addition, Sunoco is a joint venture partner in a facility in Marcus Hook which produces propylene and polypropylene and in a facility in Mont Belvieu, TX, which produces MTBE (see “Chemicals” below). Sunoco also owns, principally through Sunoco Logistics Partners L.P. (a 75.3 percent owned master limited partnership), a geographically diverse and complementary group of pipelines and terminal facilities which transport, terminal and store refined products and crude oil (see “Logistics” below). Sunoco makes high-quality, blast-furnace coke at its Indiana Harbor facility in East Chicago, IN and its Jewell facility in Vansant, VA, and produces metallurgical coal from mines in Virginia primarily for use at the Jewell cokemaking facility (see “Coke” below).

The following are separate discussions of Sunoco’s business segments.

Refining and Supply

The Refining and Supply business consists of the manufacture of petroleum products, including gasoline, middle distillates (mainly jet fuel, heating oil and diesel fuel) and residual fuel oil at Sunoco’s Marcus Hook, Philadelphia, Toledo and Tulsa refineries and commodity petrochemicals, including olefins and their derivatives (ethylene, ethylene oxide and refinery-grade propylene) and aromatics and their derivatives (benzene, cyclohexane, toluene and xylene) at Sunoco’s Marcus Hook, Philadelphia and Toledo refineries and the sale of these products to other Sunoco business units and to wholesale and industrial customers. This business also manufactures lubricant products at Sunoco’s Tulsa refinery which are sold into process oil, wholesale base oil and wax markets (“Western Lubricants”) and, prior to the completion of the restructuring of lubricants operations in December 2001 (see below), included the manufacture and wholesale marketing of base oils and related fuels produced at a refinery in Puerto Rico and the blending, packaging and branded marketing of specialty oils (“Value Added and Eastern Lubricants”).

The following tables set forth information concerning operations at the Company’s refineries excluding the Puerto Rico facility, which was sold in December 2001 (in thousands of barrels daily):

2002	Delaware Valley*	Toledo OH	Tulsa OK	Total
Crude Unit Capacity	505.0	140.0	85.0	730.0

Input to Crude Units	476.2	134.0	79.7	689.9

Conversion Capacity	210.0	88.0	8.7	306.7

Conversion Unit Throughput	200.8	82.4	7.3	290.5

Products Manufactured:
Gasoline	253.0	83.4	19.0	355.4
Middle Distillates	167.4	36.3	27.5	231.2
Residual Fuel	51.9	4.0	—	55.9
Petrochemicals	15.7	6.9	—	22.6
Lubricants**	—	—	13.2	13.2
Other	35.0	15.5	20.4	70.9

	523.0	146.1	80.1	749.2

2001	Delaware Valley*	Toledo OH	Tulsa OK	Total
Crude Unit Capacity	505.0	140.0	85.0	730.0

Input to Crude Units	468.5	140.6	78.6	687.7

Conversion Capacity	210.0	88.0	8.7	306.7

Conversion Unit Throughput	189.4	81.4	6.5	277.3

Products Manufactured:
Gasoline	231.9	86.9	18.5	337.3
Middle Distillates	167.8	34.2	28.0	230.0
Residual Fuel	52.5	3.9	.1	56.5
Petrochemicals	22.1	8.2	—	30.3
Lubricants**	—	—	12.0	12.0
Other	39.0	20.5	20.2	79.7

	513.3	153.7	78.8	745.8

  *Consists of Marcus Hook and Philadelphia refineries.

**Consists of base oils, waxes and extracts.

2000	Delaware Valley*	Toledo OH	Tulsa OK	Total
Crude Unit Capacity	505.0	140.0	85.0	730.0

Input to Crude Units	460.5	133.6	79.2	673.3

Conversion Capacity	210.0	88.0	8.7	306.7

Conversion Unit Throughput	188.5	74.3	5.8	268.6

Products Manufactured:
Gasoline	232.3	81.9	18.6	332.8
Middle Distillates	165.2	30.3	27.5	223.0
Residual Fuel	52.2	3.5	—	55.7
Petrochemicals	23.6	8.7	—	32.3
Lubricants**	—	—	12.4	12.4
Other	26.7	21.2	20.8	68.7

	500.0	145.6	79.3	724.9

  *Consists of Marcus Hook and Philadelphia refineries.

**Consists of base oils, waxes and extracts.

Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Virtually all of the crude oil processed at Sunoco’s refineries during 2002 was light sweet crude oil. The Company believes that ample supplies of light sweet crude oil will continue to be available. The Philadelphia and Marcus Hook refineries process crude oils supplied from foreign sources, while the Toledo refinery processes crude oils supplied primarily from Canada and the United States and the Tulsa refinery processes crude oils supplied from the United States. The following table sets forth information concerning the Company’s crude oil purchases (in thousands of barrels daily):

	2002	2001	2000
Crude Type:
West African Light	435.8	437.8	413.2
West Texas Intermediate and Oklahoma Sweet	125.6	133.9	133.0
Canadian	56.2	82.8	96.7
North Sea	42.6	37.1	20.2
South and Central American Light	10.2	.6	14.3
“Lubes-Extracted” Gasoil/Naphtha Intermediate Feedstock	8.3	3.2	1.1

	678.7	695.4	678.5

Refining and Supply sells fuels through wholesale and industrial channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Refining and Supply’s refined product sales excluding amounts attributable to the Value Added and Eastern Lubricants operations (in thousands of barrels daily):

	2002	2001	2000
To Unaffiliated Customers:
Gasoline	152.5	137.5	145.0
Middle Distillates	209.9	205.7	219.5
Residual Fuel	62.6	59.8	55.6
Petrochemicals	13.2	13.5	13.4
Lubricants*	13.4	9.3	8.5
Other	53.8	52.8	52.0

	505.4	478.6	494.0
To Affiliates**	316.2	287.6	263.7

	821.6	766.2	757.7

  *Consists of base oils, specialty oils, waxes and extracts.

**Includes gasoline and middle distillate sales to Retail Marketing and benzene and refinery-grade propylene sales to Chemicals.

Feedstocks can be moved between Sunoco’s Philadelphia and Marcus Hook refineries by pipeline, barge, truck and rail. An interrefinery pipeline leased from Sunoco Logistics Partners L.P., Sunoco’s 75.3 percent owned master limited partnership, enables the transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks. Finished products are delivered to customers via the pipeline and terminal network owned and operated by Sunoco Logistics Partners L.P. (see “Logistics” below) and by third-party pipelines and barges.

During 2002, Sunoco permanently shut down certain processing units at its Toledo refinery. The Company undertook this project in order to eliminate less efficient production capacity. In connection with this reconfiguration project, in 2002, Sunoco recorded a $4 million provision ($2 million after tax) to write off the affected units.

The Clean Air Act phases in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in 2006. The Company estimates that the total capital outlays to comply with the new gasoline and diesel requirements will be in the range of $300-$400 million and will occur over the 2003-2006 period. Spending during 2003 is expected to be approximately $22 million. The project spending includes outlays for new gasoline hydrotreaters at the Marcus Hook, Philadelphia and Toledo refineries. In an effort to limit engineering and construction costs, the Company intends to build identical gasoline hydrotreaters at each of these three facilities. Engineering and design work for these processing units is currently underway.

For many years, sulfur gas generated during the refining process at Sunoco’s Marcus Hook refinery has been sent to a third party, General Chemical, for processing into sulfur. This arrangement with General Chemical generally functioned smoothly until 2002 when General Chemical experienced a series of operating failures. As a result of these incidents, Sunoco entered into a consent decree with the Delaware Department of Natural Resources and Environmental Control in the second quarter of 2002. The consent decree, among other things, provided for penalties of up to $10 thousand per day if Sunoco incinerates sulfur gas as a result of General Chemical’s failure to accept the gas. Sunoco believes it is in full compliance with the consent decree. As part of a long-term solution, in

September 2002, Sunoco announced that it will build and operate its own sulfur plant at Marcus Hook. It is anticipated that construction of this facility, which is estimated to cost $40-$50 million, will be completed by early 2005. In October 2002, the parent company of General Chemical, Gen Tek, filed for Chapter 11 bankruptcy reorganization. Initially, General Chemical indicated it planned to continue to operate its sulfur plant while the parent company negotiates a plan of reorganization. However, on February 28, 2003, General Chemical announced its intent to close the sulfur processing portion of its facility on or about September 30, 2003. Sunoco is in negotiations with General Chemical and the State of Delaware to attempt to keep the facility operating until Sunoco’s sulfur recovery plant is operational. Sunoco is also investigating alternative technologies to allow for processing of its sulfur gas on an interim basis should General Chemical’s facility be shut down. Although Sunoco believes that it would not violate its permit or the consent decree to operate its Marcus Hook refinery without General Chemical’s sulfur recovery operation, this matter could have a significant impact on the Company’s results of operations.

During the fourth quarter of 1999, Refining and Supply entered into an agreement with a subsidiary of FPL Energy (“FPL”) to purchase steam from a 750-megawatt, natural gas fired cogeneration power plant currently being constructed and to be owned and operated by FPL at Sunoco’s Marcus Hook refinery. The power plant is designed to supply up to one million pounds of steam per hour to the refinery, which will reduce the refinery’s steam supply costs and enhance the reliability of operations. Construction commenced on this facility in 2001 and is expected to be completed in 2004.

In 1998, Sunoco entered into an agreement to charter two new innovative VLCCs (Very Large Crude Carriers) to transport crude oil to its Philadelphia and Marcus Hook refineries. Construction of the two two-million-barrel-capacity tankers was completed in 2001, and the tankers were put on three-year charter to Sunoco at that time. The new VLCCs provide transportation cost savings compared to existing VLCCs and the smaller, one-million-barrel-capacity tankers also used to supply the Company’s Northeast refineries.

During 2000, Sunoco announced its intention to sell its Value Added and Eastern Lubricants operations due to its inability to achieve an adequate return on capital employed. In connection with this decision, Sunoco sold its lubricants marketing assets in March 2001, closed its lubricants blend plants in Marcus Hook, PA, Tulsa, OK and Richmond, CA in July 2001 and sold the Puerto Rico refinery in December 2001, which concluded the lubricants restructuring plan. Sales of lubricants and other refined products attributable to the Value Added and Eastern Lubricants operations totalled 17.1 and 30.8 thousands of barrels daily during 2001 and 2000, respectively. For a discussion of the financial impact of these actions, see Note 3 to the Consolidated Financial Statements in the Company’s 2002 Annual Report to Shareholders.

Retail Marketing

The Retail Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in 23 states primarily on the East Coast and in the Midwest region of the United States. The highest concentration of outlets is located in Connecticut, Florida, Indiana, Massachusetts, Michigan, New Jersey, New York, Ohio and Pennsylvania.

The following table sets forth Sunoco’s retail gasoline outlets at December 31, 2002, 2001 and 2000:

	2002	2001	2000
Direct Outlets:
Company Owned or Leased:
Company-Operated:
Traditional	208	203	167
Convenience Stores	406	421	300

	614	624	467

Dealer-Operated:
Traditional	330	354	357
Convenience Stores	221	230	235
Ultra Service CentersSM	219	225	228

	770	809	820

Total Company Owned or Leased*	1,384	1,433	1,287
Dealer Owned**	682	686	550

Total Direct Outlets	2,066	2,119	1,837
Distributor Outlets	2,262	2,032	1,798

	4,328	4,151	3,635

  *Gasoline throughput per Company owned or leased outlet averaged 113.8, 108.2 and 109.8 thousands of gallons monthly during 2002, 2001 and 2000, respectively.

**Primarily traditional outlets.

Retail Marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

Direct outlets are sites at which fuel products are delivered directly to the site by Sunoco’s 148 trucks or by its contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell almost exclusively fuel products under the Sunoco®, Coastal® and Optima® brands (see below) or may include APlus® or Coastal Mart® convenience stores or Ultra Service CentersSM that provide automotive diagnosis and repair. Included among Retail Marketing’s outlets at December 31, 2002 were 70 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York, Ohio and Maryland. Of these outlets, 56 were company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

Distributor outlets are sites in which the distributor takes delivery at a terminal where branded products are available. Sunoco does not own, lease or operate these locations.

During February and July 2001, Sunoco completed acquisitions of a total of 473 Coastal retail gasoline outlets and related working capital from El Paso Corporation for $59 million. The acquisitions consisted of 166 company-owned or leased outlets, 150 dealer-owned traditional outlets and 157 distributor-owned or supplied outlets. During July 2002, Sunoco acquired an additional 397 Coastal distributor-owned or supplied outlets from El Paso Corporation for $3 million. The outlets are located in 22 states in the eastern half of the United States with the largest concentration in Florida, New Jersey, Pennsylvania, Tennessee and Virginia. The acquisitions are part of the Company’s strategy to grow and diversify its retail presence. At December 31, 2002, there were 477 outlets selling gasoline under the Coastal® brand.

In January 2003, Sunoco signed an agreement to purchase 193 direct retail gasoline sites from a subsidiary of Marathon Ashland Petroleum LLC for $140 million plus inventory. The sites, which are located primarily in Florida and South Carolina, are all company-operated locations with convenience stores. Of the 193 outlets, 54 are subject to long-term lease agreements. This transaction is subject to regulatory approval.

Retail Marketing offers at least three grades of gasoline at its retail locations, including 93, 89 and 87 octanes. In addition, Retail Marketing offers Ultra® 94, the highest octane premium gasoline commercially available in the United States, at Sunoco stations in the Northeast. Branded fuels sales (including middle distillates) averaged 298.7 thousand barrels daily in 2002 compared to 279.1 thousand barrels daily in 2001 and 257.0 thousand barrels daily in 2000. The increase in branded fuels sales during the 2000-2002 period was largely due to the acquisition of the Coastal retail sites from El Paso Corporation.

Retail Marketing is one of the largest providers of home heating products in the eastern United States. In 2002, the Company sold 76 million gallons of these products to approximately 143 thousand households. Sunoco is also the largest manufacturer and marketer of high performance (racing) gasoline in the United States with approximately 11 million gallons sold during 2002.

Sunoco’s APlus® and Coastal Mart® convenience stores are located principally in Pennsylvania, New York, Massachusetts, Ohio, Michigan and Florida. These stores supplement sales of fuel products with a broad mix of high-margin merchandise such as groceries, fast foods and beverages. The following table sets forth information concerning Sunoco’s convenience store locations:

	2002	2001	2000
Number of Stores (at December 31)	638	652	541
Merchandise Sales (Thousands of Dollars/Store/Month)	$69.2	$64.3	$62.0
Merchandise Margin (Company Operated) (% of Sales)	25.2%	25.5%	26.3%

The increase in the number of stores during 2001 reflects 110 outlets added in connection with the Coastal acquisition. The Company intends to continue to grow its convenience store business through acquisitions, new site construction and redesign of traditional gasoline outlets in an effort to reduce its dependence on gasoline margins.

In the fourth quarter of 2000, Sunoco entered into an agreement with Wal-Mart Stores, Inc. which enables Sunoco to build and operate retail gasoline outlets at selected existing and future Wal-Mart locations in nine eastern states. Under the Wal-Mart Stores agreement, Sunoco leases the land from Wal-Mart and pays rent for the use of each site equal to a fixed minimum amount plus a variable component based on the level of gasoline and convenience-store sales. During the 2001-2002 period, Sunoco built 29 of these facilities at a cost of $23 million, and Sunoco expects to build additional sites in the future. These sites market gasoline under the Optima® brand.

Chemicals

The Chemicals business is comprised of the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The Chemicals business manufactures polypropylene, aromatic derivatives (cumene, phenol, acetone and bisphenol-A) and plasticizers and their derivatives (phthalic anhydride, 2-ethylhexanol and phthalate plasticizers). The Chemicals business also produces polymer-grade propylene and polypropylene at its Epsilon joint venture and MTBE at its Belvieu Environmental Fuels joint venture.

Petrochemicals are manufactured by the Chemicals business at facilities throughout the United States. Cumene is produced at the Philadelphia refinery; phenol and acetone are produced at facilities in Philadelphia, PA and Haverhill, OH; polypropylene is produced at facilities in LaPorte, TX and Neal, WV; and plasticizers and related feedstocks are produced at facilities in Neville Island, PA and Pasadena, TX. The Epsilon Products Company, LLC polypropylene joint venture is located in Marcus Hook, PA and the Belvieu Environmental Fuels MTBE joint venture is located in Mont Belvieu, TX. (See “Refining and Supply” for a discussion of the commodity petrochemicals produced at the Marcus Hook, Philadelphia and Toledo refineries.)

Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation (“Aristech”), a wholly owned subsidiary of Mitsubishi Corporation (“Mitsubishi”), for $506 million in cash and the assumption of $163 million in debt. The purchase price included $107 million for working capital. Contingent payments with a net present value as of the acquisition date of up to $167 million (the “earn out”) may also be made if realized margins for polypropylene and phenol exceed certain agreed upon thresholds through 2006. Since the $167 million represents a present value as of January 1, 2001, the actual amounts that could ultimately be paid under the earn out provisions increase over time by 11 percent per year. However, these contingent payments are limited to $90 million per year. Any earn out payments would be treated as adjustments to the purchase price. Sunoco also entered into a margin hedge agreement with Mitsubishi whereby Mitsubishi provided polypropylene margin protection for 2001 of up to $6.5 million per quarter. In connection with the margin hedge agreement, Sunoco received $19.5 million from Mitsubishi in 2001 related to Aristech’s operations for the first nine months and an additional $6.5 million in the first quarter of 2002 related to the 2001 fourth quarter’s operations. These payments were reflected as reductions in the purchase price when received. In addition, Mitsubishi is responsible during a 25-year indemnification period for up to $100 million of potential environmental liabilities for the business arising out of or related to the period prior to the acquisition date.

Included in the purchase were Aristech’s five chemical plants located at Neal, WV; Haverhill, OH; Neville Island, PA; and Pasadena and LaPorte, TX and a research center in Pittsburgh, PA. During 2002, Sunoco permanently shut down a 200 million pounds-per-year polypropylene line at its LaPorte, TX plant and a 170 million pounds-per-year aniline and diphenylamine facility in Haverhill, OH in order to eliminate less efficient production capacity and recorded a $21 million provision ($14 million after tax) to write off the affected units and establish accruals for related exit costs. These facilities now have the capacity to produce annually 1.3 billion pounds of polypropylene, over 1.8 billion pounds of phenol and related derivatives (including bisphenol-A), and 800 million pounds of plasticizers and related feedstocks.

Effective June 15, 2000, Chemicals entered into the Epsilon joint venture which combined its 735 million pounds-per-year polymer-grade propylene operations at the Marcus Hook refinery with the adjacent polypropylene business owned by Epsilon Products Company. The polypropylene facility has an annual production capacity of 750 million pounds. The Chemicals business is entitled to 100 percent of all cash distributions from the joint venture through 2004 declining to 50 percent by 2015. In October 2001, Sunoco entered into an agreement with the Epsilon joint venture under which Sunoco is providing general administration, sales and support functions at cost to the joint venture. The Chemicals business markets the joint venture’s production under the Sunoco® name in combination with production from its LaPorte, TX and Neal, WV polypropylene plants.

Sunoco’s Philadelphia phenol facility has the capacity to produce annually more than one billion pounds of phenol and 700 million pounds of acetone. Under a long-term contract, the Chemicals business supplies Honeywell International Inc. (“Honeywell”) with approximately 745 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating other phenol production costs.

The following table sets forth information concerning petrochemicals production by the Chemicals business (in millions of pounds):

	Capacity at December 31, 2002*		Production*
			2002	2001	2000
Phenol	2,050		1,689	1,534	1,067
Acetone	1,275		1,051	952	661
Bisphenol-A	215		200	182	—
Other Phenol Derivatives	120	**	183	204	69
Cumene	1,215		1,111	1,026	1,150
Polypropylene	1,300	***	1,372	1,345	—
Plasticizers and Related Feedstocks	755		786	650	—

Total Production	6,930		6,392	5,893	2,947

Less: Production Used as Feedstocks†			1,587	1,501	1,150

Total Production Available for Sale			4,805	4,392	1,797

*	Excludes polypropylene and MTBE joint venture operations.
**	Reflects a 170 million pound reduction in 2002 in connection with the shutdown of the aniline and diphenylamine production facility in Haverhill, OH.
***	Reflects a 200 million pound reduction in 2002 in connection with the shutdown of a line at the LaPorte, TX plant.
†	Consists of cumene (used in the manufacture of phenol and acetone), phenol and acetone (used in the manufacture of bisphenol-A), and plasticizer feedstocks phthalic anhydride and 2-ethylhexanol (used in the manufacture of plasticizers).

Petrochemical products produced by the Chemicals business are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. The following table sets forth the sale of petrochemicals to third parties by Chemicals (in millions of pounds):

	2002	2001	2000
Phenol and Related Products (including Bisphenol-A)	2,831	2,605	1,771
Polypropylene	1,346	1,384	—
Plasticizers and Related Feedstocks	615	532	—
Propylene	774	715	761
Other	178	175	297

	5,744	5,411	2,829

The tables above reflect only volumes manufactured and sold directly by the Chemicals business. Chemicals also manages the third-party chemicals sales for Refining and Supply, the joint venture with Suncor Energy Inc. and the Epsilon joint venture, bringing the total petrochemicals sold under the Sunoco® name to approximately 8.5 billion pounds in 2002.

Sales made by the Chemicals business during 2002 were distributed through the following channels:

•	Phenol and Related Products—Long-term phenol contract sales to Honeywell are used in nylon production. Other phenol contract sales are to large manufacturers of resins and adhesives primarily for use in building products. Large contract sales of acetone are to major customers who manufacture polymers. Other sales of acetone are made to individually smaller customers for use in inks, paints, varnishes and adhesives. Bisphenol-A, manufactured from phenol and acetone, is sold to manufacturers of epoxy resins and polycarbonates;

•	Polypropylene—Sales are made to a diverse group of customers for use in fibers, carpeting, packaging, automotive, furniture and other end products;

•	Refinery-grade Propylene—Refinery-grade propylene is sold to the Epsilon joint venture for its use in the production of polypropylene; and

•	Plasticizers and Precursors—Phthalic anhydride and 2-ethylhexanol are sold to third-party customers in addition to their use by Chemicals in the production of plasticizers. Phthalic anhydride customers manufacture plasticizers, unsaturated polyester resins and coatings. 2-ethylhexanol is supplied to producers of plasticizers, fuel and lubricating oil additives, and surfactants, with significant volumes exported. Plasticizers are consumed by medium and small customers making PVC plastics, packaging, wire and cable coatings, and a number of specialty polymers.

Sunoco Chemicals is a one-third partner in the Belvieu Environmental Fuels joint venture. In 1995, Sunoco entered into a 10-year off-take agreement with the joint venture whereby Sunoco agreed to purchase all of the MTBE production from the plant. For the remaining term of this agreement, these purchases will be based on current market prices. MTBE is used by Refining and Supply in the manufacture of reformulated gasoline. Various governmental authorities have banned or are considering the ban or phase-down of MTBE. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned, including the conversion from the production of MTBE to the production of alkylate or some other gasoline blending component. If the Company determines that it is uneconomic to convert the facility, the write-down of its $51 million investment in this operation may be necessary.

Logistics

The Logistics business operates refined product and crude oil pipelines and terminals and conducts crude oil acquisition and marketing activities primarily in the Northeast, Midwest and South Central regions of the United States. The Logistics business also has an ownership interest in several refined product and crude oil pipeline joint ventures.

In February 2002, the Company contributed a substantial portion of its logistics business to Sunoco Logistics Partners L.P., its master limited partnership formed in 2001 (the “Partnership”), in exchange for a 73.2 percent limited partner interest, a 2 percent general partner interest, incentive distribution rights and a $245 million special distribution, representing the net proceeds from the Partnership’s sale of ten-year senior notes. The Partnership concurrently issued 5.75 million limited partnership units, representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Proceeds from this offering totalled approximately $96 million net of underwriting discounts and offering expenses. Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

Pipeline operations are conducted through the Logistics business’ pipelines and through other pipelines in which Sunoco has an ownership interest. The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by state regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing agencies, are based upon competition from other pipelines or alternate modes of transportation.

The Logistics business’ refined product pipeline operations, located primarily in the Northeast and Midwest, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco’s other businesses and for third-party integrated petroleum companies, independent marketers and distributors. The crude oil pipeline operations, located primarily in the South Central United States, transport foreign crude oil received at its Nederland, TX terminal and crude oil produced in Oklahoma, Texas, New Mexico and Louisiana to refiners (including Sunoco’s Tulsa and Toledo refineries) or to local trade points.

During November 2002, the Logistics business acquired from an affiliate of Union Oil Company of California (“Unocal”) interests in three Midwestern and Western United States products pipeline companies, consisting of a 31.5 percent interest in Wolverine Pipeline Company, a 9.2 percent interest in West Shore Pipeline Company and a 14.0 percent interest in Yellowstone Pipeline Company, for $54 million in cash. In November 2002, the Logistics business also completed the acquisition of an additional interest in West Texas Gulf pipeline for $6 million in cash, which increased its ownership interest in this pipeline from 17.3 percent to 43.8 percent.

At December 31, 2002, the Logistics business had an equity interest in 4,656 miles of crude oil pipelines and 5,992 miles of refined product pipelines. In 2002, crude oil and refined product shipments totalled 51.2 and 38.4 billion barrel miles, respectively, as compared to 52.2 and 31.3 billion barrel miles in 2001 and 54.0 and 30.2 billion barrel miles in 2000. These amounts include 100 percent of the pipeline shipments of the Partnership and the Logistics business’ proportionate share of shipments in joint venture pipelines in which it has less than a 100 percent ownership interest.

Product terminalling operations include 34 terminals in the Northeast and Midwest that receive refined products from pipelines and distribute them primarily to Sunoco and also to third parties, who in turn deliver them to end-users such as retail outlets. Terminalling operations also include an LPG terminal near Detroit, MI and three crude oil terminals adjacent to Sunoco’s Philadelphia refinery.

Sunoco’s Nederland, TX terminal provides approximately 11.2 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for United States government purchases for and sales from the Strategic Petroleum Reserve storage facilities. During 2002, the Logistics business commenced construction of 1.3 million barrels of additional storage capacity and an additional mainline pumping station at the Nederland terminal. These improvements are expected to be operational in the second quarter of 2003.

The Fort Mifflin Terminal Complex, located on the Delaware River in Philadelphia, supplies Refining and Supply’s Philadelphia refinery with all of its crude oil. The terminal complex is comprised of the Fort Mifflin Terminal, the Hog Island Wharf, the Darby Creek Tank Farm and connecting pipelines.

The Logistics business’ crude oil pipeline operations in the South Central United States are complemented by crude oil acquisition and marketing operations. During 2002, approximately 189 thousand barrels daily of crude oil were purchased (including exchanges) from third-party leases and approximately 215 thousand barrels daily were purchased in bulk or other exchange transactions. Crude oil is delivered to various pipelines either directly from the wellhead or utilizing the Logistics business’ fleet of 120 trucks.

Coke

Sun Coke Company’s business consists of blast-furnace coke manufacturing at the Company’s facilities in East Chicago, IN and Vansant, VA, and metallurgical coal production from mines in Virginia. Such operations are conducted by Sun Coke Company and its affiliates.

The Sun Coke business produces high-quality coke at its 1.3 million ton-per-year Indiana Harbor cokemaking operation in East Chicago, IN and at its 700 thousand ton-per-year Jewell cokemaking operation in Vansant, VA. These facilities use a proprietary low-cost, heat-recovery cokemaking technology, which is environmentally superior to the chemical by-product recovery technology currently used by most other coke producers.

In July 2002, Sunoco transferred an additional interest in its Indiana Harbor cokemaking operation to a third-party investor for $215 million in cash and in September 2000, transferred an additional interest in its Jewell cokemaking operation to a third-party investor for $214 million in cash. Since 1995, Sunoco has received $724 million in exchange for interests in its Indiana Harbor and Jewell cokemaking operations in four separate transactions. Sunoco did not recognize any gain at the dates of these transactions as the third-party investors are entitled to a preferential return on their investments, currently equal to 98 percent of the cash flows and tax benefits from the respective cokemaking operations, during a preferential return period which continues until they recover their investments and achieve a cumulative return thereon that averages approximately 10 percent after tax. Income is recognized as coke production and sales generate cash flows and tax benefits which are allocated to Sunoco and the third-party investors, while expense is recognized to reflect the investors’ preferential returns.

The preferential return period for the Jewell operation, which had been projected to end in 2007, is now estimated to extend to 2011 due to anticipated lower income from the Jewell operation resulting from the Chapter 11 bankruptcy filing in March 2002 by National Steel Corporation (“National”), Jewell’s former long-term contract customer (see below). The preferential return period for the first investor in the Indiana Harbor operation ended in July 2002, at which time the first investor’s interest in the cash flows and tax benefits from Indiana Harbor decreased from 95 percent to 5 percent. As a result of an additional investment in July 2002, third-party investors’ interests increased from 5 percent to 98 percent. The new investor’s preferential return period for the Indiana Harbor operation is expected to end in 2007. The estimated lengths of these preferential return periods are based upon the Company’s current expectations of future operations, including sales volumes and prices, raw material and operating costs and capital expenditure levels. Better-than-expected results will shorten the investors’ preferential return periods, while lower-than-expected results will lengthen the periods.

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

The following table sets forth information concerning cokemaking and coal mining operations:

	2002	2001	2000
Production (Thousands of Tons):
Coke	2,001	2,006	2,010

Metallurgical Coal	1,103	1,027	810

Proven and Probable Metallurgical Coal Reserves at December 31 (Millions of Tons)	109	110	111

In 2002, 93 percent of Sun Coke’s metallurgical coal production was converted into coke at the Jewell cokemaking facility and 7 percent was sold in spot market transactions. This is consistent with the Company’s strategy of using its metallurgical coal production principally in its Jewell cokemaking operation. All of the metallurgical coal used to produce coke at Indiana Harbor is purchased from third parties generally under one-year contracts. The Company believes there is an ample supply of metallurgical coal available, and Sun Coke has been able to supply its Indiana Harbor facility without disruption.

Production from the Indiana Harbor cokemaking facility is sold principally to Ispat Inland Inc. (“Ispat”) for use at Ispat’s Indiana Harbor Works steel plant located adjacent to the Indiana Harbor facility. A supply agreement requires Sun Coke to provide Ispat 1.2 million tons of coke annually on a take-or-pay basis through 2013. Additional production of approximately 150,000 tons per year will be sold either to Ispat or to other steel producers. In 2003, this additional production will be sold to operating subsidiaries of the International Steel Group (“ISG”). Sun Coke is also required to supply all of the flue gas by-product produced at the cokemaking facility to an adjacent third-party utility for the generation of steam and electricity. In return, the utility reduces the sulfur and particulate content of the flue gas to acceptable emission levels.

As part of its bankruptcy proceedings, National rejected its contract with Jewell. As a result, Jewell’s 2002 coke sales were made into lower-value short-term markets. In October 2002, the Coke business entered into a three-year sales contract with ISG under which the Coke business will provide to ISG approximately 700,000 tons of production from the Jewell cokemaking facility annually during the 2003-2005 period.

Substantially all coke sales are currently made under the long-term contracts with Ispat and ISG. These contracts contain cost pass through or escalating fixed price provisions. Ispat has a credit rating below investment-grade, and ISG is a privately held company. Competition from foreign steelmakers and an economic slowdown have had an adverse impact on the U.S. steel industry. As a result, a number of steel companies have filed for bankruptcy protection in recent years. In response to these events, the U.S. government is providing temporary economic relief for the industry in the form of tariffs on foreign imports. These initiatives, coupled with an increase in worldwide steel demand, have contributed to an overall improvement in the U.S. steel industry. In addition, the steel industry continues restructuring efforts through consolidation and shut down of inefficient assets.

Neither Ispat nor ISG have given any indication that they will not perform under their contracts. However, in the event of their nonperformance, Sun Coke’s results of operations and cash flows may be adversely affected and the periods during which the third-party investors are entitled to preferential returns could be extended.

Competition

In all of its operations, Sunoco is subject to competition, both from companies in the industries in which it operates and from products of companies in other industries.

The refining and marketing business is very competitive. Sunoco competes with other domestic refiners and marketers in the northeastern United States and U.S. Gulf Coast, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. While the number of Sunoco’s competitors has decreased due to consolidation in the refining and marketing industry, the competitiveness in the marketplace has not declined.

Profitability in the refining and marketing industry depends largely on refined product margins, as well as operating efficiency, product mix, and costs of product distribution and transportation. Certain of Sunoco’s competitors that have larger and more complex refineries may be able to realize lower per barrel costs or higher margins per barrel of throughput. Several of Sunoco’s principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than Sunoco. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Refining margins are frequently impacted by sharp changes in crude oil costs, which are not immediately reflected in product prices.

The refining industry is highly competitive with respect to feedstock supply. Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production, Sunoco must obtain all of its feedstocks from unaffiliated sources. Most of the crude oils processed in Sunoco’s refining system are light sweet crude oils. However, management believes that any potential competitive impact of Sunoco’s inability to process significant quantities of less expensive heavy sour crude oils will likely be mitigated by: the higher-value product slate obtained from light sweet crude oils; the lower cost to process light sweet crude oils; and the continued availability of ample quantities of light sweet crude oils.

Sunoco also faces strong competition in the market for the sale of retail gasoline and merchandise. Sunoco’s competitors include service stations of large integrated gasoline companies, independent gasoline service stations, convenience stores, fast food stores, and other similar retail outlets, some of which are well-recognized national or regional retail systems. This competition is expected to continue. The principal competitive factors affecting Sunoco’s retail marketing operations include: site location, product price, selection and quality, appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition.

Sunoco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores which provide a wide variety of branded products, and using effective advertising and promotional campaigns. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of the location of its Northeast and Midwest refineries and retail network which are well integrated with the distribution system owned by Sunoco Logistics Partners L.P., the Company’s 75.3 percent owned master limited partnership.

Sunoco’s chemical business is largely a commodities business and competes with local, regional, national and international companies, some of which have greater financial, research and development, production and other resources than Sunoco. Although competitive factors may vary among product lines, in general, Sunoco’s competitive position is primarily based on raw material costs, selling prices, product quality, manufacturing technology, access to new markets, proximity to the market and customer service and support. Sunoco’s competitors can be expected in the future to improve technologies, expand capacity, and, in certain product lines, develop and introduce new products. While there can be no assurances of its ability to do so, Sunoco believes that it will have sufficient resources to maintain its current position. Sunoco faces similarly strong competition in the sale of base oil lubricant products.

Logistics operations are very competitive. Generally, pipelines are the lowest cost method for long-haul, overland movement of refined products. Therefore, the most significant competitors for large volume shipments in the areas served by the Partnership’s pipelines are other pipelines. However, high capital requirements, environmental considerations and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in areas served by the Partnership’s pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. In addition, pipeline operations face competition from trucks that deliver product in a number of areas that the Partnership’s pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas served by the Partnership’s pipelines.

Cokemaking operations are also highly competitive. Current production from Sunoco’s cokemaking business is largely committed under long-term contracts; therefore, competition mainly impacts its ability to obtain new contracts supporting development of additional production capacity, both in the U.S. and internationally. The principal competitive factors affecting Sunoco’s cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coal, and environmental performance. Competitors include conventional chemical by-product coke oven engineering and construction companies, other merchant coke producers and engineering companies that are attempting to develop heat-recovery cokemaking technology. Most of the world’s coke production capacity is owned by integrated steel companies, utilizing conventional chemical by-product coke oven technology. International merchant coke trade is largely controlled by Chinese producers. Sunoco believes it is well-positioned to compete with other coke producers since its proven proprietary technology allows Sunoco to construct coke plants that, when compared to other proven technologies, are more environmentally benign, produce consistently higher quality coke, are substantially less costly to build, and require significantly fewer workers.

Research and Development

Sunoco’s research and development activities are currently focused on applied research, process and product development, and engineering and technical services related to chemicals. Sunoco spent $13, $13 and $4 million on research and development activities in 2002, 2001 and 2000, respectively. As of December 31, 2002, approximately 95 scientists, engineers, technicians and support personnel participated in these activities. Sunoco owns or has made application for numerous patents in the United States.

Employees

As of December 31, 2002, Sunoco had approximately 14,000 employees compared to approximately 14,200 employees as of December 31, 2001. Approximately 6,900 of Sunoco’s employees as of December 31, 2002 are employed in company-operated convenience stores and service stations and the Company’s home heating products business. Approximately 21 percent of Sunoco’s employees were covered by 48 collective bargaining agreements as of December 31, 2002. The collective bargaining agreements have various terms and dates of expiration. In management’s opinion, Sunoco has a good relationship with its employees.

Environmental Matters

Sunoco is subject to numerous federal, state and local laws and regulations which regulate the discharge of materials into the environment or that otherwise relate to the protection of the environment. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s business. These laws and regulations have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and expense nature. For additional information regarding Sunoco’s environmental matters, see “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2002 Annual Report to Shareholders.

ITEM 3.    LEGAL PROCEEDINGS

With respect to a pipeline release of crude oil in February 2000 in the John Heinz National Wildlife Refuge in Philadelphia, the Company completed remedial activities and restoration efforts at the release area. The Company has received a demand from U. S. EPA seeking a civil penalty under the Clean Water Act in excess of $100,000.

In November 2000, Mid-Valley Pipeline, a joint venture pipeline company in which a subsidiary of Sunoco, Inc. owns a 55 percent interest, experienced a crude oil release in Louisiana. A long-term remediation plan has been approved and nominal settlements have been reached with affected property owners. After extensive discussions with the U.S. EPA, Sunoco anticipates that its share of Clean Water Act penalties are reasonably likely to exceed $100,000 as a result of this incident.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) at Sunoco assets or facilities and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities which may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at December 31, 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of Sunoco, Inc.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years

Terence P. Delaney, 47 Vice President, Investor Relations and Planning

Mr. Delaney was elected to his present position in January 2003. He was Director, Investor Relations and Strategic Planning from April 2000 to January 2003. From September 1995 to April 2000, he served as Manager, Investor Relations.

Michael H.R. Dingus, 54 Senior Vice President, Sunoco, Inc., and President, Sun Coke Company	Mr. Dingus was elected Senior Vice President, Sunoco, Inc. in January 2002. He was elected a Vice President of Sunoco, Inc. in May 1999 and President, Sun Coke Company in June 1996.

John G. Drosdick, 59 Chairman, Chief Executive Officer and President	Mr. Drosdick was elected Chairman and Chief Executive Officer in May 2000. He was elected a Director and President and Chief Operating Officer in December 1996.

Bruce G. Fischer, 47 Senior Vice President, Sunoco Chemicals

Mr. Fischer was elected to his present position in January 2002. He was Vice President, Sunoco Chemicals from November 2000 to January 2002, Vice President and General Manager, Sunoco MidAmerica Marketing and Refining from January 1999 to November 2000 and General Manager, Sunoco MidAmerica Marketing & Refining from June 1995 to January 1999.

Thomas W. Hofmann, 51 Senior Vice President and Chief Financial Officer

Mr. Hofmann was elected to his present position in January 2002. He was Vice President and Chief Financial Officer from July 1998 to January 2002. From July 1995 to July 1998, he served as Comptroller.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years

Joseph P. Krott, 39 Comptroller	Mr. Krott was elected to his present position in July 1998. From September 1997 to July 1998, he served as Director of Compensation, Benefits & HR Systems.

Michael S. Kuritzkes, 42 Senior Vice President and General Counsel	Mr. Kuritzkes was elected to his present position in January 2003. He was Vice President and General Counsel from May 2000 to January 2003. From August 1997 to May 2000, he served as General Attorney.

Joel H. Maness, 52 Senior Vice President, Refining and Supply

Mr. Maness was elected to his present position in September 2001. He was Senior Vice President, Sunoco Northeast Refining from May 2000 to September 2001. From January 2000 to April 2000, he served as Manager, Safety, Health and Environment for the global downstream business of the newly formed ExxonMobil Corporation. He was President of Mobil de Venezuela, a subsidiary of Mobil, from July 1997 to December 1999.

Paul A. Mulholland, 50 Treasurer	Mr. Mulholland was elected to his present position in April 2000. From May 1996 to April 2000, he served as Assistant Treasurer.

Rolf D. Naku, 52 Senior Vice President, Human Resources and Public Affairs

Mr. Naku was elected to his present position in January 2003. He was Vice President, Human Resources and Public Affairs from May 2000 to January 2003. From July 1998 to May 2000, he served as Director of Compensation, Benefits & HR Systems. From July 1997 to June 1998, he was a Human Resources consultant serving clients in the petroleum and chemical industries.

Robert W. Owens, 49 Senior Vice President, Marketing

Mr. Owens was elected to his present position in September 2001. He was Senior Vice President, Sunoco Northeast Marketing from May 2000 to September 2001 and Vice President and General Manager, Sunoco Northeast Marketing from February 1997 to May 2000.

Charles K. Valutas, 52 Senior Vice President and Chief Administrative Officer	Mr. Valutas was elected to his present position in May 2000. He was Vice President, Sunoco Chemicals from August 1994 to May 2000.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 63 of the Company’s 2002 Annual Report to Shareholders.

ITEM 6.    SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 8 of the Company’s 2002 Annual Report to Shareholders.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 9-34 in the Company’s 2002 Annual Report to Shareholders.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to Derivative Instruments on page 29 in the Company’s 2002 Annual Report to Shareholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information in the Company’s 2002 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 35-38; the Notes to Consolidated Financial Statements on pages 39-60; the Report of Independent Auditors on page 61; and the Quarterly Financial and Stock Market Information on page 63.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information on directors required by Items 401 and 405 of Regulation S-K appearing under the headings “Nominees for the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2002, is incorporated herein by reference.

Information concerning the Company’s executive officers appears in Part I of this Annual Report on Form 10-K.

Sunoco, Inc. has adopted a Code of Business Conduct and Ethics (the “Code”) to be effective April 1, 2003 which applies to all officers, directors and employees and includes the Code of Ethics for the chief executive officer, the principal financial officer, the principal accounting officer and persons performing similar functions. A copy of the Code is included as Exhibit 99.3 to this Form 10-K and can also be found on Sunoco’s website (www.SunocoInc.com). Sunoco intends to disclose on its website the nature of any future amendments to and waivers of the Code of Ethics that apply to the chief executive officer, the principal financial officer, the principal accounting officer or persons performing similar functions.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Summary Compensation Table,” “Aggregated Option/SAR Exercises and Year-End Values,” “Option Grant Table,” and “Other Long-Term Incentive

Awards,” and under the headings “Pension Plans,” “Severance Plans,” and “Directors’ Compensation,” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2002, is incorporated herein by reference, except that the Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K appearing under the heading “Directors’ and Officers’ Ownership of Sunoco Stock” in the Company’s Proxy Statement and the information required by Item 201(d) of Regulation S-K appearing in the section entitled “Equity Compensation Plan Information” under the heading “Governance of the Company” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2002, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K appearing in the section entitled “Certain Relationships and Related Transactions” under the heading “Other Information” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2002, is incorporated herein by reference.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer. Based upon that evaluation, the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1.  Consolidated Financial Statements:

The information appearing in the Company’s 2002 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

2.  Financial Statement Schedules:

Schedule II—Valuation Accounts is included on page 28 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

3.  Exhibits:

3.(i)

—Articles of Incorporation of Sunoco, Inc., as amended and restated effective as of November 6, 1998 (incorporated by reference to Exhibit 3.(i) of the Company’s 1998 Form 10-K filed March 5, 1999, File No. 1-6841).

3.(ii)	—Sunoco, Inc. Bylaws, as amended and restated effective as of September 6, 2001 (incorporated by reference to Exhibit 3.(ii) of the Company’s 2001 Form 10-K filed March 7, 2002, File No. 1-6841).

4.1

—Instruments defining the rights of security holders of long-term debt of the Company and its subsidiaries are not being filed since the total amount of securities authorized under each such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will provide the SEC a copy of any instruments defining the rights of holders of long-term debt of the Company and its subsidiaries upon request.

4.2

—Fourth Amendment to Rights Agreement dated as of September 6, 2001 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.6 of the Company’s Form 8-A/A filed October 5, 2001, File No. 1-6841).

4.3

—Third Amendment to Rights Agreement dated as of July 6, 2001 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed on August 8, 2001, File No. 1-6841).

4.4

—Second Amendment to Rights Agreement dated as of February 3, 2000 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-A/A filed February 7, 2000, File No. 1-6841).

4.5

—Amendment to Rights Agreement dated as of July 3, 1997 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K dated July 8, 1997, File No. 1-6841).

4.6

—Rights Agreement between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) dated as of February 1, 1996 (incorporated by reference to Exhibit 99(b) of the Company’s Current Report on Form 8-K dated February 2, 1996, File No. 1-6841).

10.1*	—Sunoco, Inc. Long-Term Performance Enhancement Plan, as amended February 5, 2003.

10.2*	—Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended February 5, 2003.

10.3*	—Sunoco, Inc. Executive Long-Term Stock Investment Plan, as amended February 5, 2003.

10.4*

—Sunoco, Inc. Directors’ Deferred Compensation Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

10.5*

—Sunoco, Inc. Deferred Compensation Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

10.6*

—Sunoco, Inc. Pension Restoration Plan, as amended and restated effective February 1, 1996 (incorporated by reference to Exhibit 10.5 of the Company’s 1995 Form 10-K filed March 7, 1996, File No. 1-6841) and as amended effective September 1, 1997 (incorporated by reference to Exhibit 10.6 of the Company’s 1997 Form 10-K filed March 6, 1998, File No. 1-6841).

10.7*

—Sunoco, Inc. Savings Restoration Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

10.8*

—Sunoco, Inc. Executive Incentive Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

10.9*	—Sunoco, Inc. Executive Retirement Plan, as amended and restated as of January 1, 2003.

10.10*	—Sunoco, Inc. Special Executive Severance Plan, as amended and restated as of February 6, 2003.

10.11*

—Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

10.12*

—Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective as of May 3, 2001 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed on August 8, 2001, File No. 1-6841).

10.13*

—Form of Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841). The Amended Schedule to the Form of Indemnification Agreement is incorporated by reference to Exhibit 10.13 of the Company’s 2001 Form 10-K filed March 7, 2002, File No. 1-6841.

10.14	*

—Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Bankers Trust Company and Towers, Perrin, Forster & Crosby, Inc., dated as of January 11, 1999 and amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841). The Amended Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement is incorporated by reference to Exhibit 10.15 of the Company’s 2001 Form 10-K filed March 7, 2002, File No. 1-6841.

10.15	*

—Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Bankers Trust Company, and Towers, Perrin, Forster, & Crosby, Inc., dated as of January 11, 1999 and amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841). The Amended Schedule 2.1 to the Deferred Compensation and Benefits Trust Agreement is incorporated by reference to Exhibit 10.17 of the Company’s 2001 Form 10-K filed March 7, 2002, File No. 1-6841.

10.16	*

—Letter Agreement dated October 21, 2002 appointing Boston Safe Deposit and Trust Company as successor Trustee under each of the Directors’ Deferred Compensation and Benefits Trust Agreement, and the Deferred Compensation and Benefits Trust Agreement.

10.17		—Sunoco, Inc. Employee Option Plan, as amended and restated as of November 1, 2000.

10.18

—$385,000,000 364-Day Competitive Advance and Revolving Credit Facility Agreement dated as of July 22, 2002 among Sunoco, Inc. and JPMorgan Chase Bank, Banc of America Securities LLC, Bank of Nova Scotia and The Bank of Tokyo—Mitsubishi, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed on August 7, 2002, File No. 1-6841).

10.19

—$385,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 22, 2002, among Sunoco, Inc. and JPMorgan Chase Bank, Banc of America Securities LLC, Bank of Nova Scotia and The Bank of Tokyo—Mitsubishi, Ltd. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed on August 7, 2002, File No. 1-6841).

10.20

—Omnibus Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC. (incorporated by reference to Exhibit 10.5 of the 2001 Form 10-K filed by Sunoco Logistics Partners L.P. on April 1, 2002, File No. 1-31219).

10.21

—Pipelines and Terminals Storage and Throughput Agreement, dated as of February 8, 2002, among Sunoco, Inc. (R&M), Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., Sunoco Partners LLC, Sunoco Partners Marketing & Terminals L.P., Sunoco Pipeline L.P., Sunoco Logistics Partners GP LLC, and Sunoco Logistics Partners Operations GP LLC (incorporated by reference to Exhibit 10.6 of the 2001 Form 10-K filed by Sunoco Logistics Partners L.P. on April 1, 2002, File No. 1-31219).

12		—Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 2002.

13	—Sunoco, Inc. 2002 Annual Report to Shareholders Financial Section.

21	—Subsidiaries of Sunoco, Inc.

23	—Consent of Ernst & Young LLP.

24.1	—Power of Attorney executed by certain officers and directors of Sunoco, Inc.

24.2	—Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

99.1	—Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

99.2	—Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

99.3	—Sunoco, Inc. Code of Business Conduct and Ethics.

*These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.

(b)  Reports on Form 8-K:

The Company has not filed any reports on Form 8-K during the quarter ended December 31, 2002. On February 7, 2003, the Company furnished information under Item 7 – “Financial Statements and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K that was presented to certain investors by Sunoco executives at the Credit Suisse First Boston 2003 Energy Summit held on February 7, 2003.

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
Thomas W. Hofmann
Senior Vice President and Chief Financial Officer

Date  March 6, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 6, 2003:

ROBERT J. DARNALL* Robert J. Darnall, Director

ROBERT D. KENNEDY*

Robert D. Kennedy, Director

JOSEPH P. KROTT*

Joseph P. Krott, Comptroller

(Principal Accounting Officer)

RICHARD H. LENNY*

Richard H. Lenny, Director

NORMAN S. MATTHEWS*

Norman S. Matthews, Director

R. ANDERSON PEW*

R. Anderson Pew, Director

G. JACKSON RATCLIFFE*

G. Jackson Ratcliffe, Director

*By  /s/  THOMAS W. HOFMANN

Thomas W. Hofmann

Individually and as

Attorney-in-Fact

JOHN G. DROSDICK* John G. Drosdick, Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)
URSULA F. FAIRBAIRN* Ursula F. Fairbairn, Director
THOMAS P. GERRITY* Thomas P. Gerrity, Director
ROSEMARIE B. GRECO* Rosemarie B. Greco, Director
THOMAS W. HOFMANN* Thomas W. Hofmann, Senior Vice President and Chief Financial Officer (Principal Financial Officer)
JAMES G. KAISER* James G. Kaiser, Director

CERTIFICATIONS

I, John G. Drosdick, Chairman, Chief Executive Officer and President of Sunoco, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Sunoco, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN G. DROSDICK
John G. Drosdick
Chairman, Chief Executive Officer and President

Date:  March 6, 2003

I, Thomas W. Hofmann, Senior Vice President and Chief Financial Officer of Sunoco, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Sunoco, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ THOMAS W. HOFMANN
Thomas W. Hofmann
Senior Vice President and Chief Financial Officer

Date:  March 6, 2003

SUNOCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION ACCOUNTS

For the Years Ended December 31, 2002, 2001, and 2000

(Millions of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
For the year ended December 31, 2002:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$7	$10	$—	$6	$11

For the year ended December 31, 2001:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$8	$7	$—	$8	$7

For the year ended December 31, 2000:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$9	$6	$—	$7	$8