Form 10-Q
period 2003-03-31
SUNOCO INC
filed 2003-05-14
CIK 95304

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-6841

SUNOCO, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	23-1743282 (I.R.S. Employer Identification No.)

TEN PENN CENTER, 1801 MARKET STREET, PHILADELPHIA, PA 19103-1699
(Address of principal executive offices)
(Zip Code)

(215) 977-3000
(Registrant’s telephone number, including area code)

NOT APPLICABLE
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

YES ☒ NO ☐

At March 31, 2003, there were 76,651,120 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

SIGNATURE	29

CERTIFICATIONS	29

PART I
FINANCIAL INFORMATION

Item 1.

Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars and Shares Except Per Share Amounts)

	For the Three Months Ended March 31

	2003	2002*

	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$4,560	$2,918
Interest income	3	1
Other income (Note 2)	7	12

	4,570	2,931

COSTS AND EXPENSES
Cost of products sold and operating expenses (Note 3)	3,701	2,380
Consumer excise taxes	437	428
Selling, general and administrative expenses (Note 2)	160	154
Depreciation, depletion and amortization	84	79
Payroll, property and other taxes	27	28
Interest cost and debt expense	28	26
Interest capitalized	(1)	—

	4,436	3,095

Income (loss) before income tax expense (benefit)	134	(164)
Income tax expense (benefit)	48	(57)

NET INCOME (LOSS)	$86	$(107)

Net income (loss) per share of common stock:
Basic	$1.12	$(1.41)
Diluted	$1.12	$(1.41)
Weighted average number of shares outstanding (Note 4):
Basic	76.5	75.9
Diluted	77.1	75.9
Cash dividends paid per share of common stock	$.25	$.25

______________

*

Restated to reflect the adoption of the fair value method of accounting for employee stock compensation plans effective January 1, 2002 (Note 3).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS
Sunoco, Inc. and Subsidiaries

(Millions of Dollars)	At March 31 2003	At December 31 2002

	(UNAUDITED)

ASSETS
Current Assets
Cash and cash equivalents	$459	$390
Accounts and notes receivable, net	1,102	923
Inventories:
Crude oil	146	153
Petroleum and chemical products	207	227
Materials, supplies and other	107	111
Deferred income taxes	94	94

Total Current Assets	2,115	1,898
Investments and long-term receivables	221	220
Properties, plants and equipment	7,610	7,522
Less accumulated depreciation, depletion and amortization	3,496	3,423

Properties, plants and equipment, net	4,114	4,099
Prepaid retirement costs	5	5
Deferred charges and other assets (Note 8)	372	219

Total Assets	$6,827	$6,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,538	$1,316
Accrued liabilities	338	339
Current portion of long-term debt	3	2
Taxes payable	194	119

Total Current Liabilities	2,073	1,776
Long-term debt	1,455	1,453
Retirement benefit liabilities	647	653
Deferred income taxes	527	490
Other deferred credits and liabilities	199	196
Commitments and contingent liabilities (Note 5)
Minority interests (Note 2)	462	479
Shareholders’ equity (Note 6)	1,464	1,394

Total Liabilities and Shareholders’ Equity	$6,827	$6,441

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Sunoco, Inc. and Subsidiaries
(Millions of Dollars)

	For the Three Months Ended March 31

	2003	2002*

	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$86	$(107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Noncash increase (reduction) in minority interest in cokemaking operations (Note 2)	1	(9)
Depreciation, depletion and amortization	84	79
Deferred income tax expense (benefit)	39	(11)
Payments less than (in excess of) expense for retirement plans	(7)	2
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(179)	(68)
Inventories	42	121
Accounts payable and accrued liabilities	220	34
Taxes payable	75	(4)
Other	9	(6)

Net cash provided by operating activities	370	31

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(68)	(70)
Acquisitions, net of seller financing of $4 in 2003	(194)	7
Proceeds from divestments	7	4
Other	(5)	(2)

Net cash used in investing activities	(260)	(61)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	—	(269)
Proceeds from issuance of long-term debt	—	246
Repayments of long-term debt	(1)	(2)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	98
Cash distributions to investors in cokemaking operations	(20)	(12)
Cash dividend payments	(19)	(19)
Proceeds from issuance of common stock under management incentive and employee option plans	4	23
Other	(5)	(1)

Net cash provided by (used in) financing activities	(41)	64

Net increase in cash and cash equivalents	69	34
Cash and cash equivalents at beginning of period	390	42

Cash and cash equivalents at end of period	$459	$76

______________

*

Reclassified to conform to the 2003 presentation.

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.

General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2003 are not necessarily indicative of results for the full year 2003.

2.

Minority Interests.

   Cokemaking Operations

In July 2002, Sunoco transferred an additional interest in its Indiana Harbor cokemaking operations to a third-party investor for $215 million in cash. Since 1995, Sunoco has received $724 million in exchange for interests in its Indiana Harbor and Jewell cokemaking operations in four separate transactions. Sunoco did not recognize any gain at the dates of these transactions as the third-party investors are entitled to a preferential return on their investments, currently equal to 98 percent of the cash flows and tax benefits from the respective cokemaking operations, during a preferential return period which continues until they recover their investments and achieve a cumulative return that averages approximately 10 percent after tax thereon. Income is recognized as coke production and sales generate cash flows and tax benefits which are allocated to Sunoco and the third-party investors, while expense is recognized to reflect the investors’ preferential returns.

The preferential return period for the Jewell operation is expected to end in 2011. The preferential return period for the first investor in the Indiana Harbor operation ended in July 2002, at which time the first investor’s interest in the cash flows and tax benefits from Indiana Harbor decreased from 95 percent to 5 percent. As a result of the additional investment in July 2002, third-party investors’ interests increased from 5 percent to 98 percent. The new investor’s preferential return period for the Indiana Harbor operation is expected to end in 2007. The estimated lengths of these preferential return periods are based upon the Company’s current expectations of future operations, including sales volumes and prices, raw material and operating costs and capital expenditure levels. Better-than-expected results will shorten the investors’ preferential return periods, while lower-than-expected results will lengthen the periods.

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

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations for the three-month periods ended March 31, 2003 and 2002 (in millions of dollars):

	Three Months Ended March 31

	2003	2002

Balance at beginning of year	$379	$223
Nonconventional fuel credit and other tax benefits*	(13)	(15)
Preferential return*	14	6
Cash distributions to third-party investors	(20)	(12)

Balance at end of period	$360	$202

______________

*

The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash reduction in the minority interest in cokemaking operations, are included in other income in the condensed consolidated statements of operations.

In each of the four transactions in which the Company transferred interests in its cokemaking operations to third-party investors, Sunoco has provided tax indemnifications to the third parties for certain tax benefits allocated to them during the preferential return periods. In certain of these cases, the Company also has the option to purchase the third-party investors’ interests. These indemnifications would require the Company to make payments in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits which would be available to them. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes it is remote that it will be required to make any payments under these indemnifications, at March 31, 2003, the maximum potential payment under the tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $855 million. If this occurs, the minority interest balance would be reduced by approximately $320 million.

   Logistics Operations

On February 8, 2002, the Company contributed a substantial portion of its Logistics business to Sunoco Logistics Partners L.P., its master limited partnership formed in 2001 (the “Partnership”), in exchange for a 73.2 percent limited partnership interest, a 2 percent general partnership interest, incentive distribution rights and a special distribution, representing the net proceeds from the Partnership’s issuance of $250 million of ten-year 7.25 percent senior notes. The Partnership concurrently issued 5.75 million limited partnership units, representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Proceeds from the offering were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco. Sunoco liquidated this retained working capital subsequent to the

Partnership’s formation. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on this transaction.

Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. for the three-month periods ended March 31, 2003 and 2002 (in millions of dollars):

	Three Months Ended March 31

	2003	2002

Balance at beginning of year	$100	$—
Net proceeds from the initial public offering on February 8, 2002	—	98
Minority interest share of income*	5	3
Cash distributions to third-party investors	(3)	—

Balance at end of period	$102	$101

______________

*

Included in selling, general and administrative expenses in the condensed consolidated statements of operations.

3.

Changes in Accounting Principles.

   Asset Retirement Obligations

Effective January 1, 2003, Sunoco adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This statement significantly changed the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. Under SFAS No. 143, the fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the fixed asset and depreciated over its estimated useful life. Prior to January 1, 2003, a liability for an asset retirement obligation was recognized using a cost-accumulation measurement approach.

In conjunction with the adoption of SFAS No. 143 in January 2003, Sunoco recorded an increase in asset retirement obligations of $5 million and a related increase in net properties, plants and equipment of $3 million related to certain of its branded marketing retail sites, coal and cokemaking facilities and chemical assets. The $2 million cumulative effect of this accounting change ($1 million after tax) has been included in cost of products sold and operating expenses in the condensed consolidated statement of operations. Sunoco did not reflect the $1 million after-tax charge as a cumulative effect of accounting change as it was not material. Other than the cumulative effect, this change did not have a significant impact on Sunoco’s results of operations during the first quarter of 2003. At March 31, 2003, Sunoco’s liability for asset retirement obligations amounted to $7 million. Sunoco has legal asset retirement obligations for several other assets, including its refineries, pipelines and terminals, where it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time.

   Exit or Disposal Activities

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), was issued. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Under prior accounting principles, the Company had recognized certain costs associated with restructuring plans as of the date of commitment to the plan. This new standard had no impact on Sunoco’s consolidated financial statements during the first quarter of 2003.

   Guarantees

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), was issued. The accounting recognition provisions of FASB Interpretation No. 45 became effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. Adoption of the accounting recognition provisions of FASB Interpretation No. 45 had no impact on Sunoco’s consolidated financial statements during the first quarter of 2003.

   Stock-Based Compensation

During the fourth quarter of 2002, Sunoco adopted the fair value method of accounting for employee stock compensation plans as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The Company recognized $6 million of expense ($4 million after tax) in 2002 for all unvested stock options attributable to the vesting that occurred in 2002 retroactive to January 1, 2002 using the “modified prospective method” transition rules of SFAS No. 148. Of this amount, $1 million was recognized in the first quarter of 2002. Prior to January 1, 2002, the Company followed the intrinsic value method of accounting for employee stock compensation plans prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, the Company did not recognize compensation expense for stock options because the exercise price for the options equaled the market price of the underlying stock on the date of grant.

4.

Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS for the three-month periods ended March 31, 2003 and 2002 (in millions):

	Three Months Ended March 31

	2003	2002*

Weighted average number of common shares outstanding – basic	76.5	75.9
Add effect of dilutive stock incentive awards	.6	—

Weighted average number of shares - diluted	77.1	75.9

______________

*

Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted average number of shares used to compute diluted EPS is equal to the weighted average number of shares used in the basic EPS computation.

5.

Commitments and Contingent Liabilities.

Sunoco is contingently liable under an arrangement, which guarantees a $120 million term loan due in 2006 of the Epsilon Products Company, LLC polypropylene joint venture in which the Company is a partner. Under this arrangement, Sunoco also guarantees borrowings under the joint venture’s $40 million revolving credit facility, which amounted to $27 million at March 31, 2003. Sunoco is also contingently liable under various other arrangements, which guarantee debt of other third parties aggregating approximately $13 million at March 31, 2003. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

Over the years, Sunoco has sold thousands of retail gasoline outlets as well as refineries, coal mines, oil and gas properties and various other assets. In connection with these sales, the Company has indemnified the purchasers for potential environmental and other contingent liabilities related to the period prior to the transaction dates. In most cases, the effect of these arrangements was to afford protection for the purchasers with respect to obligations for which the Company was already primarily liable. While some of these indemnities have spending thresholds, which must be exceeded before they become operative, or limits on Sunoco’s maximum exposure, they generally are not limited. The Company accrues for any obligations under these agreements when a loss is probable and reasonably estimable. The Company cannot reasonably estimate the maximum potential amount of future payments under these agreements.

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise deal with the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses, including the capital costs to construct, maintain and upgrade equipment and facilities. Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at third-party or formerly owned sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At March 31 2003	At December 31 2002

Accrued liabilities	$42	$43
Other deferred credits and liabilities	116	116

	$158	$159

The following table summarizes the changes in the accrued liability for environmental remediation activities by category for the three-month periods ended March 31, 2003 and 2002 (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total

Balance at January 1, 2002	$61	$45	$10	$18	$8	$3	$145
Accruals	—	4	1	3	—	—	8
Payments	(1)	(6)	(1)	—	(2)	—	(10)

Balance at March 31, 2002	$60	$43	$10	$21	$6	$3	$143

Balance at January 1, 2003	$52	$72	$8	$19	$5	$3	$159
Accruals	—	5	—	1	1	—	7
Payments	(2)	(3)	—	(2)	(1)	—	(8)

Balance at March 31, 2003	$50	$74	$8	$18	$5	$3	$158

Sunoco’s accruals for environmental remediation activities reflect its estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are both probable and reasonably estimable. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent they are probable of occurrence and reasonably estimable.

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost sharing arrangements with other potentially responsible parties, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At March 31, 2003, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $90 million. However, the Company believes it is very unlikely that it will realize the maximum loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, would not have a material impact on the Company’s financial position.

Under various environmental laws, including the Resource Conservation and Recovery Act (“RCRA”), Sunoco has initiated corrective remedial action at its facilities, formerly owned facilities and third-party sites. At the Company’s major manufacturing facilities, Sunoco has consistently assumed continued industrial use and a containment/ remediation strategy focused on eliminating unacceptable risks to human health or the environment. The remediation accruals for these sites reflect that strategy. Accruals include amounts to prevent off-site migration and to contain the impact on the facility property, as well as to address known, discrete areas requiring remediation within the plants. Activities include closure of RCRA solid waste management units, recovery of hydrocarbons, handling of impacted soil, mitigation of surface water impacts and prevention of off-site migration.

Most of Sunoco’s current terminals are being addressed with the above containment/remediation strategy. At some smaller or less impacted facilities and previously divested terminals, the focus is on remediating discrete interior areas to attain regulatory closure.

Future costs for environmental remediation activities at the Company’s marketing sites will also be influenced by the extent of MTBE contamination of groundwater aquifers, the cleanup of which will be driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. Cost increases result directly from extended remedial operations and maintenance on sites that previously could otherwise have been completed, installation of additional remedial or monitoring wells and purchase of more expensive equipment because of the presence of MTBE. While actual cleanup costs for specific sites are variable and depend on many of the factors discussed above, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases.

The accrued liability for hazardous waste sites in the table above is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of March 31, 2003, Sunoco had been named as a PRP at 45 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s negligible participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area is less than $7 million at March 31, 2003. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact multiple Sunoco facilities and formerly owned and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $27 million at March 31, 2003 and are included primarily in deferred charges and other assets in the condensed consolidated balance sheets.

In December 1999, the U.S. Environmental Protection Agency (“EPA”) adopted a rule under the Clean Air Act which phases in limitations on the sulfur content of gasoline beginning in 2004 and, in January 2001, adopted another rule which will require limitations on the allowable sulfur content of on-road diesel fuel beginning in 2006. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations, primarily with respect to the capital and operating expenditures at its four refineries. Most of the capital spending is likely to occur in the 2003-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new gasoline and diesel requirements will be in the range of $300-$400 million, of which $22 million is expected to be spent in 2003. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the systems pertaining to banking and trading credits, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

Pursuant to the Clean Air Act, in April 2002 the EPA issued a final rule to reduce hazardous air pollutants (including organics, reduced sulfur compounds, inorganics and particulate metals) from certain sources at petroleum refineries, including catalytic cracking and reforming units and sulfur recovery units (“MACT II”). The rule requires all petroleum refineries that are major sources of hazardous air pollutants to meet emission standards reflecting the application of the maximum achievable control technology at the affected sources by 2005. Analysis of this rule to determine its impact is ongoing. Although the ultimate impact of the rule cannot be determined at this time, it could have a significant impact on Sunoco and its operations, primarily with respect to capital expenditures at its refineries.

Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act. These enforcement initiatives have been targeted at industries that have large manufacturing facilities and that are significant sources of emissions, such as the refining, paper and pulp, and electric power generating industries. The basic premise of the enforcement initiative is the EPA’s assertion that many of these industrial establishments have modified or expanded their operations over time without complying with New Source Review regulations that require permits and new emission controls in connection with any significant facility modifications or expansions that can result in emission controls above certain thresholds, and have violated various other provisions of the Clean Air Act, including New Source Review and Prevention of Significant Deterioration (“NSR/PSD”) Program, Benzene Waste Operations National Emissions Standards for Hazardous Air Pollutants (“NESHAP”), Leak Detection and Repair (“LDAR”) and flaring requirements. As part of this enforcement initiative, the EPA has entered into consent agreements with several refiners that require them to pay civil fines and penalties and make significant capital expenditures to install emissions control equipment at selected facilities. For some of these refineries, the cost of the required emissions control equipment is significant, depending on the size, age and configuration of the refinery. Sunoco received information requests in 2000, 2001 and 2002 in connection with the enforcement initiative pertaining to its four current refineries, the Puerto Rico refinery divested in 2001 and its phenol facility in Philadelphia, PA. Sunoco has completed its responses to the EPA, which is focusing solely on the refineries at this time.

Sunoco has received Notices of Violation and Findings of Violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. The Notices and Findings of Violation allege failure to comply with certain requirements relating to benzene wastewater emissions at the Company’s Marcus Hook, Toledo and Philadelphia refineries and failure to comply with certain requirements relating to leak detection and repair at the Toledo refinery. In addition, the EPA has alleged that: at the Company’s Philadelphia refinery, certain modifications were made to one of the fluid catalytic cracking units in 1992 and 1998 without obtaining requisite permits; at the Company’s Marcus Hook refinery, certain modifications were made to the fluid catalytic cracking unit in 1990 and 1996 without obtaining requisite permits; and at the Company’s Toledo refinery, certain physical and operational changes were made to the fluid catalytic cracking unit in 1985 without obtaining requisite permits. The EPA has also alleged that at the Company’s Toledo refinery, certain physical and operational changes were made to the sulfur plant in 1995, 1998 and 1999 without obtaining requisite permits; certain physical and operational changes were made to a flare system without obtaining requisite permits; and that the flare system was not being operated in compliance with the Clean Air Act. Sunoco has met with representatives of the EPA on these Notices and Findings of Violation and is currently evaluating its position. Although Sunoco does not believe that it has violated any Clean Air Act requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures, operate these refineries at reduced levels and pay significant penalties. There are no liabilities accrued at March 31, 2003 in connection with this initiative.

During the 2001-2002 session, the U.S. Congress failed to pass energy policy legislation. The Senate and House both approved bills; however, a conference committee was unable to resolve differences between the two pieces of legislation. Provisions concerning MTBE, ethanol, and fuels standards were among the disputed issues. Energy policy is on the U.S. Congress’ agenda again in 2003. Energy policy bills have been introduced and work has begun in both the U.S. House and Senate. Numerous provisions concerning MTBE, ethanol and fuel standards are being discussed. Sunoco uses MTBE and ethanol as oxygenates in different geographic areas of its refining and marketing system. While federal action to ban or phase down MTBE or to require increased usage of ethanol is uncertain, some states are scheduled to begin enforcing MTBE bans within the next year. Sunoco is currently evaluating its options to produce MTBE-free gasoline when the additive is banned in states where it markets, including Connecticut (October 2003) and New York (January 2004). While Sunoco does not market in California, that state’s ban on MTBE (January 2004) could have an impact on market conditions. Numerous other states are expected to consider legislation to ban MTBE during their 2003 legislative sessions. If MTBE is banned throughout the United States or on a state-by-state basis, the effect on Sunoco and the industry in general could be significant. It will depend on the specific regulations, the impact on gasoline supplies, the cost and availability of alternative oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco and the industry in general to recover their costs in the marketplace.

Sunoco is a one-third partner in Belvieu Environmental Fuels (“BEF”), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned, including the conversion from the production of MTBE to the production of alkylate or some other gasoline blending component. If the Company determines that it is uneconomic to convert the facility, the write-down of its $50 million investment in this operation may be necessary.

During 2001, the EPA issued its final rule addressing emissions of toxic air pollutants from mobile sources (the Mobile Source Air Toxics (“MSAT”) Rule). It requires refiners to produce gasoline which maintains their average 1998-2000 gasoline toxic emission performance level. The rule, which had been challenged by certain environmental organizations and a number of states and others, has been upheld by the Court. If MTBE is banned, the MSAT Rule could result in significant additional expenditures or significant reductions in reformulated gasoline production levels for Sunoco as well as the industry.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2003. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

6.

Shareholders’ Equity.

	At March 31 2003	At December 31 2002

	(Millions of Dollars)
Common stock, par value $1 per share	$135	$135
Capital in excess of par value	1,497	1,489
Earnings employed in the business	2,210	2,143
Accumulated other comprehensive loss	(198)	(195)
Common stock held in treasury, at cost	(2,180)	(2,178)

Total	$1,464	$1,394

7.

Comprehensive Income (Loss).

The following table sets forth Sunoco’s comprehensive income (loss) for the three-month periods ended March 31, 2003 and 2002 (in millions of dollars):

	Three Months Ended March 31

	2003	2002

Net income (loss)	$86	$(107)
Other comprehensive income (loss):
Net hedging gains (net of related tax expense of $2 in 2003 and $1 in 2002)	4	1
Reclassifications of net hedging (gains) losses to earnings (net of related tax (benefit) expense of $(4) in 2003 and $3 in 2002)	(7)	6

Comprehensive income (loss)	$83	$(100)

8.

Propylene Partnership and Polypropylene Facility Acquisition.

Effective March 31, 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a joint venture between Lyondell Chemical Company and Millenium Chemicals Inc. In connection with this transaction, Equistar and the new partnership entered into a 700 million pounds-per-year, 15-year propylene supply contract with Sunoco. Of this amount, 500 million pounds per year will be priced on a cost-based formula that includes a fixed discount, while the remaining 200 million pounds per year will be based on market prices. Sunoco also purchased Equistar’s Bayport polypropylene facility at Pasadena, TX. The purchase price to form the partnership and acquire the Bayport facility consisted of $194 million of cash and $4 million of seller financing and included $11 million for polypropylene inventory.

Through the new partnership, the Company believes it has secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business, while the acquisition of the Bayport facility has increased the Company’s polypropylene capacity. This transaction complements and enhances the Company’s polypropylene business and strengthens its market position.

The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their relative estimated fair market values at the acquisition date.The following is a summary of the effects of the transaction on Sunoco’s consolidated financial position (in millions of dollars):

Increase in:
Inventories	$11
Properties, plants and equipment	30
Deferred charges and other assets	160 *
Accrued liabilities	(2)
Retirement benefit liabilities	(1)

198

Seller financing:
Current portion of long-term debt	(1)
Long-term debt	(3)

(4)

Cash paid on acquisition date	$194

______________

*

Represents the amounts allocated to the newly formed partnership and propylene supply contract.

The unaudited pro forma sales and other operating revenue, net income (loss) and net income (loss) per share of common stock of Sunoco, as if the acquisition of the Bayport polypropylene facility had occurred on January 1, 2002, are as follows (in millions of dollars, except per share amounts):

	Three Months Ended March 31

	2003	2002

Sales and other operating revenue	$4,582	$2,940

Net income (loss)	$84	$(110)

Net income (loss) per share of common stock – diluted	$1.09	$(1.45)

The pro forma amounts above do not include any effects related to the formation of the partnership or the propylene supply contract.

The pro forma information does not purport to be indicative of the results that actually would have been obtained if the Bayport polypropylene facility had been part of Sunoco’s Chemicals business during the periods presented and is not intended to be a projection of future results. Accordingly, the pro forma results do not reflect any restructuring costs, changes in operating levels, or potential cost savings and other synergies.

9.

Business Segment Information.

The following table sets forth certain income statement information concerning Sunoco’s business segments for the three-month periods ended March 31, 2003 and 2002 (in millions of dollars):

	Sales and Other Operating Revenue

	Unaffiliated Customers	Inter- segment	Segment Income (Loss) (after tax)

Three Months Ended March 31, 2003
Refining and Supply	$1,976	$1,206	$93
Retail Marketing	1,758	—	10
Chemicals	401	—	(4)
Logistics	362	354	11
Coke	63	—	10
Corporate and Other	—	—	(34)*

Consolidated	$4,560		$86

Three Months Ended March 31, 2002
Refining and Supply	$1,194	$742	$(76)
Retail Marketing	1,271	—	(20)
Chemicals	283	—	2
Logistics	121	253	8
Coke	49	—	7
Corporate and Other	—	—	(28)**

Consolidated	$2,918		$(107)

______________

*

Consists of $9 million of after-tax corporate expenses and $25 million of after-tax net financing expenses and other.

**

Consists of $8 million of after-tax corporate expenses and $20 million of after-tax net financing expenses and other.

10.

New Accounting Standard.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”), was issued. It clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46 became effective on January 31, 2003 for entities acquired after such date. The effective date for entities acquired on or before January 31, 2003 is July 1, 2003. Sunoco has not completed its evaluation of FASB Interpretation No. 46 and, therefore, is unable to estimate its impact on the Company’s consolidated financial statements at this time. However, it is reasonably possible that Sunoco will be required to consolidate its investment in the Epsilon Products Company, LLC polypropylene joint venture.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended March 31

	2003	2002	Variance

	(Millions of Dollars)
Refining and Supply	$93	$(76)	$169
Retail Marketing	10	(20)	30
Chemicals	(4)	2	(6)
Logistics	11	8	3
Coke	10	7	3
Corporate and Other:
Corporate expenses	(9)	(8)	(1)
Net financing expenses and other	(25)	(20)	(5)

Consolidated net income (loss)	$86	$(107)	$193

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended March 31, 2003, Sunoco earned $86 million, or $1.12 per share of common stock on a diluted basis, compared to a net loss of $107 million, or $1.41 per share, for the first quarter of 2002.

Refining and Supply – Refining and Supply earned $93 million in the current quarter versus a loss of $76 million in the first quarter of 2002. Significantly higher margins in the Northeast and Toledo refining centers ($177 million) and a 5 percent increase in total production volumes ($11 million), partially offset by higher refinery fuel and utility costs ($10 million), led to the $169 million improvement in results.

In Sunoco’s northeast refining system, realized margins were $5.67 per barrel, up almost $5.00 per barrel from the 2002 first-quarter level. Margins were higher for most products, particularly for heating oil and other distillates and residual fuels due to the exceptionally cold winter and high natural gas prices. Despite some cold-weather-induced reliability issues during the quarter, input to crude units averaged 95 percent of rated capacity and production was up 3 percent versus the year-ago period.

Results were also much improved at the Toledo refinery. Realized margins averaged $5.13 per barrel, up almost $4.00 per barrel from the comparable 2002 quarter. Operating performance was also improved as crude inputs averaged 100 percent of rated capacity during the quarter and production was 12 percent higher than the 2002 first quarter.

Partially offsetting the above improvements were lower results at the Tulsa refinery ($7 million). The decline was due largely to higher natural gas fuel costs and lower margins for lubricant base oil products.

In April 2003, Sunoco signed a letter of intent to acquire El Paso Corporation’s 150 thousand barrels-per-day Eagle Point refinery and related assets located in Westville, NJ near the Company’s existing Northeast Refining operations. The purchase price is $130 million plus the fair market value of crude oil and refined product inventories at time of closing. The transaction, which is subject to the satisfaction of certain conditions including regulatory approval and negotiation of final definitive agreements, is expected to be completed in the second or third quarter of 2003.

For many years, sulfur gas generated during the refining process at Sunoco’s Marcus Hook refinery has been sent to a third party, General Chemical, for processing into sulfur. This arrangement with General Chemical generally functioned smoothly until 2002 when General Chemical experienced a series of operating failures. As a result of these incidents, Sunoco entered into a consent decree with the Delaware Department of Natural Resources and Environmental Control in the second quarter of 2002. The consent decree, among other things, provided for penalties of up to $10 thousand per day if Sunoco incinerates sulfur gas as a result of General Chemical’s failure to accept the gas. Sunoco believes it is in full compliance with the consent decree. In October 2002, the parent company of General Chemical, GenTek, filed for Chapter 11 bankruptcy reorganization. As part of this proceeding, General Chemical has filed a motion with the bankruptcy judge seeking permission to close the sulfur processing portion of its facility on or about September 30, 2003. Sunoco and others have filed objections to the closure motion, and a hearing is scheduled for June 2003. In response to the motion, Sunoco has entered into an agreement to construct and deliver, on an expedited basis, two modular sulfur plants with tail gas units that would be suitable for service at the Marcus Hook facility. Management believes that these plants are the most viable option in order to develop a permanent solution to treat the Marcus Hook sulfur gas without reliance on third parties by September 30, 2003. Sunoco is working with the State of Delaware and EPA to obtain appropriate permits for this facility, and to extend General Chemical’s closure for a reasonable period of time to enable the new plants to be properly constructed, commissioned and brought on-line in compliance with all applicable laws, rules and regulations. Sunoco anticipates it will be able to complete this expedited project at a cost of $50-$60 million.

Retail Marketing - Retail Marketing earned $10 million in the current quarter versus a loss of $20 million in the first quarter of 2002. The $30 million increase in earnings was primarily due to higher retail gasoline margins ($33 million). Average retail gasoline margins were 8.3 cents per gallon during the first quarter of 2003, up over 5 cents per gallon compared to the prior-year quarter. Also contributing to the improvement were higher retail distillate margins ($1 million), higher gasoline and distillate sales volumes ($1 million) and improved results from Sunoco’s retail heating oil business ($1 million). Partially offsetting these positive factors were higher planned expenses ($6 million).

In January 2003, Sunoco signed an agreement to purchase 193 direct retail gasoline sites from a subsidiary of Marathon Ashland Petroleum LLC for $140 million plus inventory. The sites, which are located primarily in Florida and South Carolina, are all company-operated locations with convenience stores. Of the 193 outlets, 54 are subject to long-term lease agreements. This transaction is expected to be completed in the second quarter of 2003.

In April 2003, Sunoco announced its intention to eliminate its 86 octane offering in the Midwest and move to a more competitive four-grade octane offering. Additionally, Sunoco announced its intention to sell its interest in 190 direct-supplied retail sites in Michigan and the southern Ohio markets of Columbus, Dayton and Cincinnati. Sunoco intends to continue to supply branded gasoline to the outlets by securing long-term supply agreements with distributors. The sales effort is expected to take 12-18 months to complete.

Chemicals - Chemicals had a loss of $4 million in the first quarter of 2003 versus income of $2 million in the prior-year quarter. The $6 million decline in earnings was due largely to lower overall margins ($8 million) resulting from the steady increase in feedstock costs during the quarter. Although selling prices for both polypropylene and phenol increased during the quarter, recovery in the marketplace lagged raw material cost increases and resulted in lower average margins for the quarter. Increased fuel costs due to higher natural gas prices ($4 million) also contributed to the decline. Partially offsetting the negative variances were 4 percent higher sales volumes ($2 million) and higher equity income from Sunoco’s joint venture chemical operations ($4 million).

Effective March 31, 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a joint venture between Lyondell Chemical Company and Millenium Chemicals Inc. In connection with this transaction, Equistar and the new partnership entered into a 700 million pounds-per-year, 15-year propylene supply contract with Sunoco. Of this amount, 500 million pounds per year will be priced on a cost-based formula that includes a fixed discount, while the remaining 200 million pounds per year will be based on market prices. Sunoco also purchased Equistar’s 400 million pounds-per-year Bayport polypropylene facility at Pasadena, TX. The purchase price to form the partnership and acquire the Bayport facility consisted of $194 million of cash and $4 million of seller financing and included $11 million for polypropylene inventory (Note 8).

In April 2003, Sunoco signed a letter of intent to sell its plasticizer operations to BASF. The sale includes the Company’s Pasadena, TX, site, including the land, phthalic anhydride and oxo-alcohol manufacturing plants, plus the plasticizer esters, 2-ethylhexanol and phthalic anhydride businesses. Sunoco’s investment in the business, including inventory, is approximately $100 million. Although the Company’s Neville Island, PA, site is not part of the transaction, it will produce plasticizers for BASF under a tolling agreement. This transaction is not expected to have a material impact on Sunoco’s 2003 results of operations. The transaction, which is subject to satisfaction of certain conditions including regulatory approval, is expected to be completed by the end of the third quarter of 2003.

Logistics – Sunoco’s Logistics business, which is now comprised of Sunoco’s 75-percent interest in Sunoco Logistics Partners L.P. as well as certain other assets and joint venture interests, earned $11 million in the first quarter of 2003 versus $8 million in the year-ago period. The $3 million increase was due largely to improved Western crude operations and increased joint-venture income associated with assets acquired in November 2002.

Coke - Coke earned $10 million in the first quarter of 2003 versus $7 million in the first quarter of 2002. The first-quarter 2002 results included a $4 million after-tax write-off of accounts receivable from National Steel Corporation, Jewell’s former long-term contract customer.

In April 2003, Sun Coke agreed with three major steel companies and a major iron ore producer to build and operate a coke producing facility and associated cogeneration power plant in Vitória, Brazil. The companies have agreed to long-term commitments whereby Sun Coke will produce coke for the customers under a tolling agreement, and each customer will purchase a pro-rata share of the power produced at the facility. Sun Coke’s commitment to this project is subject to a number of contingencies including: approval by Sunoco’s Board of Directors; finalization of the construction cost; obtaining all requisite permits; and obtaining equity partners and project financing satisfactory to Sunoco. Upon satisfaction of these contingencies, it is expected that the construction of the facilities, which is estimated to cost approximately $300-$350 million, would begin in 2004 and the facilities would be operational in 2006.

Net Financing Expenses and Other – Net financing expenses and other were $25 million in the first quarter of 2003 versus $20 million in the year-ago period. The $5 million increase was primarily due to higher after-tax expense attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations.

Analysis of Condensed Consolidated Statements of Operations

Revenues -- Total revenues were $4.57 billion in the first quarter of 2003 compared to $2.93 billion in the first quarter of 2002. The 56 percent increase was primarily due to significantly higher refined product prices. Also contributing to the increase were higher refined product sales volumes and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses -- Total pretax costs and expenses were $4.44 billion in the first quarter of 2003 compared to $3.10 billion in the first quarter of 2002. The 43 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs, largely as a result of crude oil price increases. Also contributing to the increase were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At March 31, 2003, Sunoco had cash and cash equivalents of $459 million compared to $390 million at December 31, 2002, and had working capital of $42 million compared to $122 million at December 31, 2002. The $69 million increase in cash and cash equivalents was due to $370 million of net cash provided by operating activities (“cash generation”), partially offset by a $260 million net use of cash in investing activities and a $41 million net use of cash in financing activities. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at March 31, 2003 by approximately $1.1 billion. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first quarter of 2003, Sunoco’s cash generation was $370 million compared to $31 million in the first quarter of 2002. This $339 million increase in cash generation was primarily due to the increase in net income, higher deferred income tax expense and a $73 million income tax refund received in March 2003.

Financial Capacity

Management currently believes that future cash generation will be sufficient to satisfy Sunoco’s ongoing capital requirements, to fund its pension obligations (see “Pension Plan Funded Status” below) and to pay the current level of cash dividends on Sunoco’s common stock. However, from time to time, the Company’s short-term cash requirements may exceed its cash generation due to various factors including reductions in margins for products sold and increases in the level of capital spending and working capital required. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a revolving credit facility (the “Facility”) totaling $770 million, which consists of a $385 million commitment through July 2005 and a $385 million commitment that matures in July 2003. The Company expects that the commitment maturing in July 2003 will be extended to July 2004. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper and letters of credit. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.0 billion and 50 percent of adjusted net income (as defined in the Facility) for each quarter ended after March 31, 2002). At March 31, 2003, the Company’s tangible net worth was $1.5 billion and its targeted tangible net worth was $1.0 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At March 31, 2003, this ratio was .43 to 1. There were no borrowings under the Facility at March 31, 2003.

Concurrent with Sunoco Logistics Partners L.P.’s initial public offering, the Partnership entered into a three-year $150 million revolving credit facility. This credit facility, which is available to fund its working capital requirements, to finance acquisitions, and for general partnership purposes, includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4 to 1 of its consolidated total debt to its consolidated EBITDA

(each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3.5 to 1. At March 31, 2003, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.9 to 1 and the interest coverage ratio was 5.2 to 1. During April 2003, the commitment under the revolving credit facility was increased to $250 million. At March 31, 2003, $65 million was outstanding under this credit facility.

A wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc., is a party to an accounts receivable securitization facility that terminates in 2006 under which the subsidiary may sell on a revolving basis up to a $200 million undivided interest in a designated pool of certain Sunoco accounts receivable. No receivables have been sold under this facility.

Debt

The following table sets forth Sunoco’s outstanding borrowings (in millions of dollars):

	At March 31 2003	At December 31 2002

Current portion of long-term debt	$3	$2
Long-term debt	1,455	1,453

Total outstanding borrowings	$1,458	$1,455

Sunoco’s ratio of debt (net of cash and cash equivalents) to total capital was 40.6 percent at March 31, 2003 compared to 43.3 percent at December 31, 2002. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base.

The Company has an effective shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At March 31, 2003, $1,300 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, which became effective in the first quarter of 2003. Under this registration statement, the Partnership may sell up to a total of $500 million of debt or common units representing limited partner interests. The amount, type and timing of any financings under these registration statements will depend upon, among other things, the Company’s and Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and Partnership’s respective debt obligations and revolving credit facilities.

PENSION PLAN FUNDED STATUS

During 2002, the market value of the investments in Sunoco’s defined benefit pension plans declined by $232 million, or 21 percent, due to plan benefit payments of $141 million and a net investment loss of $91 million resulting from the poor performance of the equity markets in 2002. As a result, during 2002, the Company contributed $52 million to the plans to improve their funded status. Despite this contribution, the accumulated benefit obligation of these plans continued to exceed the market value of plan assets at December 31, 2002. Accordingly, the Company was required to record an after-tax charge totaling $176 million to the accumulated other comprehensive loss component of shareholders’ equity in its consolidated balance sheet at December 31, 2002. During the first four months of 2003, the market value of the investments in Sunoco’s defined benefit pension plans declined an additional $7 million, or 1 percent, due to plan benefit payments of $45 million, partially offset by net investment income of $38 million. During this period, the Company contributed $24 million to the plans. Management currently intends to make additional contributions of approximately $25 million to the plans during the remainder of 2003 and expects pension expense to increase by approximately $30 million after tax in 2003, primarily due to the decline in pension plan assets prior to 2003. Management believes any additional contributions to the pension plans can be funded without a significant impact on liquidity. Future poor performance in the equity markets could result in additional significant charges to the accumulated other comprehensive loss component of shareholders’ equity and additional significant increases in future pension expense and funding requirements.

SHARE REPURCHASES

The Company did not repurchase any shares of common stock during the first quarter of 2003. At March 31, 2003, the Company had a remaining authorization from its Board of Directors to purchase up to $331 million of Company common stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions and available cash.

FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words that convey the uncertainty of future events or outcomes. Although Sunoco believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•

Changes in refining, marketing and chemical margins;

•

Variation in petroleum-based commodity prices and availability of crude oil supply or transportation;

•

Volatility in the marketplace which may affect supply and demand for Sunoco’s products;

•

Changes in competition and competitive practices, including the impact of foreign imports;

•

Changes in the reliability and efficiency of the Company’s operating facilities or those of third parties;

•

Changes in the level of operating expenses and hazards common to operating facilities (including equipment malfunction, explosions, fires, oil spills, and the effects of severe weather conditions);

•

Changes in the expected level of environmental capital, operating or remediation expenditures;

•

Delays related to work on facilities and the issuance of applicable permits;

•

Changes in product specifications;

•

Availability and pricing of oxygenates such as MTBE and ethanol;

•

Phase-outs or restrictions on the use of MTBE;

•

Political and economic conditions in the markets in which the Company operates, including the impact of potential terrorist acts and international hostilities;

•

Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•

Changes in the availability and cost of debt and equity financing;

•

Changes in insurance markets impacting costs and the level and types of coverage available;

•

Changes in financial markets impacting pension expense and funding requirements;

•

Risks related to labor relations;

•

Nonperformance by major customers or suppliers;

•

General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•

Changes in applicable statutes and government regulations or their interpretations;

•

Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since December 31, 2002.

Item 4.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer. Based upon that evaluation, the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. However, the Company has recently decided that, in order to enhance its internal controls, it will centralize certain accounting functions currently performed by business unit personnel into corporate accounting.

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

PART II
OTHER INFORMATION

Item 1.

Legal Proceedings

In April 2003, Sunoco Inc. (R&M) received an Assessment of Civil Penalty in excess of $100,000 from the Pennsylvania Department of Environmental Protection for alleged violations relating to continuous emission monitors on a boiler at its Marcus Hook, PA refinery.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at March 31, 2003.

Item 6.

Exhibits and Reports on Form 8-K

Exhibits:

10	-

Amendment No. 2003-1 to the Sunoco, Inc. Savings Restoration Plan, effective January 1, 2003. The Sunoco, Inc. Savings Restoration Plan, as amended and restated as of September 6, 2001, is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841.

12	-	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 2003.

99.1	-	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

99.2	-	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

Reports on Form 8-K:

On February 7, 2003, the Company furnished information under Item 7 – “Financial Statements and Exhibits” and Item 9 - “Regulation FD Disclosure” of Form 8-K that was presented to certain investors by Sunoco executives at the Credit Suisse First Boston 2003 Energy Summit held on February 7, 2003.

In a Form 8-K dated March 28, 2003, the Company filed under Item 5 – “Other Events” and Item 7 – “Financial Statements and Exhibits” a press release issued by the Company announcing that it had agreed to a long-term propylene partnership arrangement with Equistar Chemicals, L.P., a joint venture between Lyondell Chemicals Company and Millennium Chemicals Inc., and that it agreed to purchase Equistar’s Bayport polypropylene facility at Pasadena, TX. In this Form 8-K, the Company also furnished under Item 7 – “Financial Statements and Exhibits” and Item 9 – “Regulation FD Disclosure” certain information concerning this transaction presented to investors in a teleconference call.

On April 2, 2003, the Company furnished information under Item 7 – “Financial Statements and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K that was presented to certain investors by

Sunoco executives at the Howard Weil Energy Conference on April 2, 2003.

On April 24, 2003, the Company furnished under Item 7 – “Financial Statements and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K, a copy of its earnings press release for the first quarter of 2003 that was issued on April 24, 2003. This release, which is required under Item 12, “Results of Operations and Financial Condition”, has been included under Item 9 pursuant to interim reporting guidance provided by the SEC. In this Form 8-K, the Company also furnished under Items 7 and 9 additional information concerning the Company’s first quarter earnings that was presented to investors in a teleconference call.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

Sunoco, Inc.
Investor Relations
Ten Penn Center
1801 Market Street
Philadelphia, PA 19103-1699

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO, INC.
BY:	/s/ JOSEPH P. KROTT

Joseph P. Krott Comptroller (Principal Accounting Officer)

DATE   May 13, 2003

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ JOHN G. DROSDICK

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

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ THOMAS W. HOFMANN

Thomas W. Hofmann Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit

10

Amendment No. 2003-1 to the Sunoco, Inc. Savings Restoration Plan, effective January 1, 2003. The Sunoco, Inc. Savings Restoration Plan, as amended and restated as of September 6, 2001, is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841.

12	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 2003.

99.1	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.

99.2	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, U.S.C. Section 1350.