Form 10-Q
period 2003-06-30
SUNOCO INC
filed 2003-08-07
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

At June 30, 2003, there were 76,930,470 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)

	For the Six Months Ended June 30
	2003	2002*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$8,729	$6,445
Interest income	5	3
Other income (Note 2)	25	39

	8,759	6,487

COSTS AND EXPENSES
Cost of products sold and operating expenses (Note 3)	6,951	5,160
Consumer excise taxes	927	888
Selling, general and administrative expenses (Note 2)	338	300
Depreciation, depletion and amortization	174	161
Payroll, property and other taxes	51	51
Provision for write-down of assets and other matters (Note 4)	—	26
Interest cost and debt expense	57	54
Interest capitalized	(1)	(1)

	8,497	6,639

Income (loss) before income tax expense (benefit)	262	(152)
Income tax expense (benefit)	95	(54)

NET INCOME (LOSS)	$167	$(98)

Net income (loss) per share of common stock:
Basic	$2.18	$(1.29)
Diluted	$2.16	$(1.29)

Weighted average number of shares outstanding (Note 5):
Basic	76.7	76.1
Diluted	77.3	76.1

Cash dividends paid per share of common stock	$.50	$.50

*	Restated to reflect the adoption of the fair value method of accounting for employee stock compensation plans effective January 1, 2002 (Note 3).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)

	For the Three Months Ended June 30
	2003	2002*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$4,169	$3,527
Interest income	2	2
Other income (Note 2)	18	27

	4,189	3,556

COSTS AND EXPENSES
Cost of products sold and operating expenses	3,250	2,780
Consumer excise taxes	490	460
Selling, general and administrative expenses (Note 2)	178	146
Depreciation, depletion and amortization	90	82
Payroll, property and other taxes	24	23
Provision for write-down of assets and other matters (Note 4)	—	26
Interest cost and debt expense	29	28
Interest capitalized	—	(1)

	4,061	3,544

Income before income tax expense	128	12
Income tax expense	47	3

NET INCOME	$81	$9

Net income per share of common stock:
Basic
Diluted	$1.05	$.12
	$1.04	$.12
Weighted average number of shares outstanding (Note 5):
Basic	76.8	76.3
Diluted	77.6	77.2

Cash dividends paid per share of common stock	$.25	$.25

*	Restated to reflect the adoption of the fair value method of accounting for employee stock compensation plans effective January 1, 2002 (Note 3).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At June 30 2003	At December 31 2002
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$240	$390
Accounts and notes receivable, net	1,024	923
Inventories:
Crude oil	175	153
Petroleum and chemical products	301	227
Materials, supplies and other	123	111
Deferred income taxes	93	94

Total Current Assets	1,956	1,898

Investments and long-term receivables	222	220
Properties, plants and equipment	7,833	7,522
Less accumulated depreciation, depletion and amortization	3,570	3,423

Properties, plants and equipment, net	4,263	4,099
Prepaid retirement costs	5	5
Deferred charges and other assets (Note 6)	375	219

Total Assets	$6,821	$6,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,425	$1,316
Accrued liabilities	332	339
Current portion of long-term debt	103	2
Taxes payable	210	119

Total Current Liabilities	2,070	1,776

Long-term debt	1,355	1,453
Retirement benefit liabilities	645	653
Deferred income taxes	564	490
Other deferred credits and liabilities	198	196
Commitments and contingent liabilities (Note 7)
Minority interests (Note 2)	451	479
Shareholders’ equity (Note 8)	1,538	1,394

Total Liabilities and Shareholders’ Equity	$6,821	$6,441

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Six Months Ended June 30
	2003	2002*
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$167	$(98)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for write-down of assets and other matters	—	26
Noncash reduction in minority interest in cokemaking operations (Note 2)	(2)	(19)
Depreciation, depletion and amortization	174	161
Deferred income tax expense	77	16
Payments less than (in excess of) expense for retirement plans	(9)	5
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(101)	(143)
Inventories	(76)	27
Accounts payable and accrued liabilities	98	135
Taxes payable	92	(27)
Other	5	3

Net cash provided by operating activities	425	86

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(165)	(158)
Acquisitions, net of seller financing of $4 in 2003 (Note 6)	(356)	7
Proceeds from divestments	13	10
Other	(4)	7

Net cash used in investing activities	(512)	(134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	—	(279)
Proceeds from issuance of long-term debt	—	247
Repayments of long-term debt	(2)	(2)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	98
Cash distributions to investors in cokemaking operations	(28)	(15)
Cash dividend payments	(38)	(38)
Proceeds from issuance of common stock under management incentive and employee option plans	12	24
Other	(7)	(3)

Net cash provided by (used in) financing activities	(63)	32

Net decrease in cash and cash equivalents	(150)	(16)
Cash and cash equivalents at beginning of period	390	42

Cash and cash equivalents at end of period	$240	$26

*	Reclassified to conform to the 2003 presentation.

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the provision for write-down of assets and other matters (Note 4). Results for the three and six months ended June 30, 2003 are not necessarily indicative of results for the full year 2003.

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

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations for the six-month periods ended June 30, 2003 and 2002 (in millions of dollars):

	Six Months Ended June 30
	2003	2002
Balance at beginning of year	$379	$223
Nonconventional fuel credit and other tax benefits*	(30)	(32)
Preferential return*	28	13
Cash distributions to third-party investors	(28)	(15)

Balance at end of period	$349	$189

__________

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash reduction in the minority interest in cokemaking operations, are included in other income in the condensed consolidated statements of operations.

In each of the four transactions in which the Company transferred interests in its cokemaking operations to third-party investors, Sunoco has provided tax indemnifications to the third parties for certain tax benefits allocated to them during the preferential return periods. In certain of these cases, the Company also has the option to purchase the third-party investors’ interests. These indemnifications would require the Company to make payments in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits which would be available to them. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes it is remote that it will be required to make any payments under these indemnifications, at June 30, 2003, the maximum potential payment under the tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $860 million. If this were to occur, the minority interest balance would be reduced by approximately $310 million.

Logistics Operations

On February 8, 2002, the Company contributed a substantial portion of its Logistics business to Sunoco Logistics Partners L.P., a master limited partnership formed in 2001 (the “Partnership”), in exchange for a 73.2 percent limited partnership interest, a 2 percent general partnership interest, incentive distribution rights and a special distribution, representing the net proceeds from the Partnership’s issuance of $250 million of ten-year 7.25 percent senior notes. The Partnership concurrently issued 5.75 million limited partnership units, representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Proceeds from the offering were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco. Sunoco liquidated this retained working capital subsequent to the

Partnership’s formation. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on this transaction.

Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. for the six-month periods ended June 30, 2003 and 2002 (in millions of dollars):

	Six Months Ended June 30
	2003	2002
Balance at beginning of year	$100	$—
Net proceeds from the initial public offering on February 8, 2002	—	98
Minority interest share of income*	8	6
Cash distributions to third-party investors	(6)	(2)

Balance at end of period	$102	$102

__________

*	Included in selling, general and administrative expenses in the condensed consolidated statements of operations.

3.	Changes in Accounting Principles.

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

In conjunction with the adoption of SFAS No. 143 in January 2003, Sunoco recorded an increase in asset retirement obligations of $5 million and a related increase in net properties, plants and equipment of $3 million related to certain of its branded marketing retail sites, coal and cokemaking facilities and chemical assets. The $2 million cumulative effect of this accounting change ($1 million after tax) has been included in cost of products sold and operating expenses in the condensed consolidated statement of operations. Sunoco did not reflect the $1 million after-tax charge as a cumulative effect of accounting change as it was not material. Other than the cumulative effect, this change did not have a significant impact on Sunoco’s results of operations during the first half of 2003. At June 30, 2003, Sunoco’s liability for asset retirement obligations amounted to $8 million. Sunoco has legal asset retirement obligations for several other assets, including its refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time.

Exit or Disposal Activities

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), was issued. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Under prior accounting principles, certain costs associated with restructuring plans were recognized as of the date of commitment to the plan. This new standard had no impact on Sunoco’s condensed consolidated financial statements during the first half of 2003.

Guarantees

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), was issued. The accounting recognition provisions of FASB Interpretation No. 45 became effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. Adoption of the accounting recognition provisions of FASB Interpretation No. 45 had no impact on Sunoco’s condensed consolidated financial statements during the first half of 2003.

Stock-Based Compensation

During the fourth quarter of 2002, Sunoco adopted the fair value method of accounting for employee stock compensation plans as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The Company recognized $6 million of expense ($4 million after tax) in 2002 for all unvested stock options attributable to the vesting that occurred in 2002, retroactive to January 1, 2002, using the “modified prospective method” transition rules of SFAS No. 148. Of this amount,

$3 million ($2 million after tax) was recognized in the first half of 2002. Prior to January 1, 2002, the Company followed the intrinsic value method of accounting for employee stock compensation plans prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, the Company did not recognize compensation expense for stock options because the exercise price for the options equaled the market price of the underlying stock on the date of grant.

4.	Write-Down of Assets and Other Matters.

During the second quarter of 2002, Sunoco announced that it would shut down a polypropylene line at its LaPorte, TX plant during the third quarter of 2002. Sunoco also announced its intention to shut down certain processing units at its Toledo refinery. The Company decided to shut down these facilities to eliminate less efficient production capacity. In connection with these shutdowns, in the second quarter of 2002, Sunoco recorded provisions to write off the affected units and established accruals for related exit costs, which amounted to $18 million ($12 million after tax) for the LaPorte, TX polypropylene plant and $4 million ($2 million after tax) for the Toledo refinery. In addition, during the second quarter of 2002, the Company established a $4 million accrual ($3 million after tax) relating to a lawsuit concerning the Puerto Rico refinery, which was divested in December 2001.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS for the six-month and three-month periods ended June 30, 2003 and 2002 (in millions):

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002*	2003	2002
Weighted average number of common shares outstanding—basic	76.7	76.1	76.8	76.3
Add effect of dilutive stock incentive awards	.6	—	.8	.9

Weighted average number of shares—diluted	77.3	76.1	77.6	77.2

__________

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted average number of shares used to compute diluted EPS is equal to the weighted average number of shares used in the basic EPS computation.

6.	Transactions with Equistar Chemicals, L.P. and Marathon Ashland Petroleum LLC.

Effective March 31, 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a joint venture between Lyondell Chemical Company and Millennium Chemicals Inc. In connection with this transaction, Equistar and the new partnership entered into a 700 million pounds-per-year, 15-year propylene supply contract with Sunoco. Of this amount, 500 million pounds per year will be priced on a cost-based formula that includes a fixed discount that declines over the life of the contract, while the remaining 200 million pounds per year will be based on market prices. Sunoco also purchased Equistar’s Bayport polypropylene facility at Pasadena, TX. The purchase price to form the partnership and acquire the Bayport facility consisted of $194 million of cash and $4 million of seller financing and included $11 million for polypropylene inventory.

Through the new partnership, the Company believes it has secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business, while the acquisition of the Bayport facility has increased the Company’s polypropylene capacity. This transaction complements and enhances the Company’s polypropylene business and strengthens its market position.

The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their relative estimated fair market values at the acquisition date. The following is a summary of the effects of the transaction on Sunoco’s consolidated financial position (in millions of dollars):

Increase in:
Inventories	$11
Properties, plants and equipment	30
Deferred charges and other assets	160 *
Accrued liabilities	(2)
Retirement benefit liabilities	(1)

198

Seller financing:
Current portion of long-term debt	(1)
Long-term debt	(3)

(4)

Cash paid on acquisition date	$194

__________

*	Represents the amounts allocated to the propylene supply contract and the related partnership. The Company will amortize this deferred cost into income over the 15-year life of the supply contract in a manner that reflects the future decline in the fixed discount over the contract period. During the second quarter of 2003, this amortization expense amounted to $4 million.

In the second quarter of 2003, Sunoco completed the purchase of 193 direct Speedway retail gasoline sites from a subsidiary of Marathon Ashland Petroleum LLC for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, are all company-operated locations with convenience stores. Of the 193 outlets, Sunoco is the lessee for 54 sites under long-term lease agreements.

The Company believes this acquisition fits its long-term strategy to build a retail and convenience store network that will provide attractive long-term returns. The addition of these high-volume convenience stores gives Sunoco critical mass in the high-growth market in the Southeast.

The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their relative estimated fair market values at the acquisition date. The following is a summary of the effects of the transaction on Sunoco’s consolidated financial position (in millions of dollars):

Increase in:
Inventories	$21
Properties, plants and equipment	143
Other deferred credits and liabilities	(2)

Cash paid on acquisition date	$162

The unaudited pro forma sales and other operating revenue, net income (loss) and net income (loss) per share of common stock of Sunoco, as if the acquisition of the Bayport polypropylene facility and the 193 service stations in the Southeast had occurred on January 1, 2002, are as follows (in millions of dollars, except per share amounts):

	Six Months Ended June 30
	2003	2002
Sales and other operating revenue	$9,087	$6,842

Net income (loss)	$168	$(101)

Net income (loss) per share of common stock—diluted	$2.17	$(1.33)

The pro forma amounts above do not include any effects attributable to the propylene supply contract or the related partnership.

The pro forma information does not purport to be indicative of the results that actually would have been obtained if the Bayport polypropylene facility and the 193 service stations in the Southeast had been part of Sunoco’s businesses during the periods presented and is not intended to be a projection of future results. Accordingly, the pro forma results do not reflect any restructuring costs, changes in operating levels, or potential cost savings and other synergies.

7.	Commitments and Contingent Liabilities.

Sunoco is contingently liable under an arrangement, which guarantees a $120 million term loan due in 2006 of the Epsilon Products Company, LLC polypropylene joint venture in which the Company is a partner. Under this arrangement, Sunoco also guarantees borrowings under the joint venture’s $40 million revolving credit facility, which amounted to $29 million at June 30, 2003. Sunoco is also contingently liable under various other arrangements, which guarantee debt of other third parties aggregating approximately $13 million at June 30, 2003. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

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

	At June 30 2003	At December 31 2002
Accrued liabilities	$42	$43
Other deferred credits and liabilities	113	116

	$155	$159

The following table summarizes the changes in the accrued liability for environmental remediation activities by category for the six-month periods ended June 30, 2003 and 2002 (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2002	$61	$45	$10	$18	$8	$3	$145
Accruals	(3)	8	1	4	—	—	10
Payments	(3)	(11)	(2)	(3)	(2)	—	(21)

Balance at June 30, 2002	$55	$42	$9	$19	$6	$3	$134

Balance at January 1, 2003	$52	$72	$8	$19	$5	$3	$159
Accruals	—	9	1	3	1	—	14
Payments	(3)	(9)	(1)	(4)	(2)	—	(19)
Other*	—	—	—	1	—	—	1

Balance at June 30, 2003	$49	$72	$8	$19	$4	$3	$155

*	Consists of an increase in the accrued liability for which recovery from third parties is probable.

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At June 30, 2003, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $95 million. However, the Company believes it is very unlikely that it will realize the maximum loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, would not have a material impact on the Company’s financial position.

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

Many of Sunoco’s current terminals are being addressed with the above containment/remediation strategy. At some smaller or less impacted facilities and some previously divested terminals, the focus is on remediating discrete interior areas to attain regulatory closure.

Future costs for environmental remediation activities at the Company’s marketing sites also will be influenced by the extent of MTBE contamination of groundwater aquifers, the cleanup of which will be driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. Cost increases result directly from extended remedial operations and maintenance on sites that, under prior standards, could otherwise have been completed, installation of additional remedial or monitoring wells and purchase of more expensive equipment because of the presence of MTBE.

While actual cleanup costs for specific sites are variable and depend on many of the factors discussed above, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases.

The accrued liability for hazardous waste sites in the table above is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of June 30, 2003, Sunoco had been named as a PRP at 50 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s negligible participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area is less than $7 million at June 30, 2003. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact multiple Sunoco facilities and formerly owned and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $29 million at June 30, 2003 and are included primarily in deferred charges and other assets in the condensed consolidated balance sheets.

In December 1999, the U.S. Environmental Protection Agency (“EPA”) adopted a rule under the Clean Air Act which phases in limitations on the sulfur content of gasoline beginning in 2004 and, in January 2001, adopted another rule which will require limitations on the allowable sulfur content of on-road diesel fuel beginning in 2006. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations, primarily with respect to the capital and operating expenditures at its four refineries. Most of the capital spending is likely to occur in the 2003-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new gasoline and diesel requirements will be in the range of $300-$400 million, of which approximately $30 million is expected to be spent in 2003. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the systems pertaining to banking and trading credits, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

In April 2002, the EPA issued regulations implementing Phase II of the petroleum refinery Maximum Achievable Control Technology (“MACT II”) rule under the Clean Air Act. This rule regulates emissions of hazardous air pollutants (including organics, reduced sulfur compounds, inorganics and particulate metals) from certain sources at petroleum refineries, including catalytic cracking and reforming units and sulfur recovery units. The rule requires all petroleum refineries that are major sources of hazardous air pollutants to meet emission standards reflecting the application of the maximum achievable control technology at the affected sources by 2005. Analysis of this rule to determine its impact is ongoing. Although the ultimate impact of the rule cannot be determined at this time, it could have a significant impact on Sunoco and its operations, primarily with respect to capital expenditures at its refineries.

Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act, targeting industries with large manufacturing facilities that are significant sources of emissions, including the refining industry. The EPA has asserted that many of these facilities have modified or expanded their operations over time without complying with New Source Review regulations that require permits and new emission controls in connection with any significant facility modifications or expansions that could increase emissions above certain thresholds, and have violated various other provisions of the Clean Air Act, including the New Source Review and Prevention of Significant Deterioration (“NSR/PSD”) Program, Benzene Waste Operations National Emissions Standards for Hazardous Air Pollutants (“NESHAP”), Leak Detection and Repair (“LDAR”) and flaring requirements. As part of this enforcement initiative, the EPA has entered into consent agreements with several refiners that require them to pay civil fines and penalties and make significant capital expenditures to install emissions control equipment at selected facilities. For some of these refineries, the cost of the required emissions control equipment is significant, depending on the size, age and configuration of the refinery. Sunoco received information requests in 2000, 2001 and 2002 in connection with the enforcement initiative pertaining to its four current refineries, the Puerto Rico refinery divested in 2001 and its phenol facility in Philadelphia, PA. Sunoco has completed its responses to the EPA. In 2003, Sunoco received an additional information request at its phenol plant in Philadelphia.

Sunoco has received Notices of Violation and Findings of Violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. The Notices and Findings of Violation allege failure to comply with certain requirements relating to benzene wastewater emissions at the Company’s Marcus Hook, Toledo and Philadelphia refineries and failure to comply with certain requirements relating to leak detection and repair at the Toledo refinery. In addition, the EPA has alleged that: at the Company’s Philadelphia refinery, certain modifications were made to one of the fluid catalytic cracking units in 1992 and 1998 without obtaining requisite permits; at the Company’s Marcus Hook refinery, certain modifications were made to the fluid catalytic cracking unit in 1990 and 1996 without obtaining requisite permits; and at the Company’s Toledo refinery, certain physical and operational changes were made to the fluid catalytic cracking unit in 1985 without obtaining requisite permits. The EPA has also alleged that at the Company’s Toledo refinery, certain physical and operational changes were made to the sulfur plant in 1995, 1998 and 1999 without obtaining requisite permits; certain physical and operational changes were made to a flare system without obtaining requisite permits; and that the flare system was not being operated in compliance with the Clean Air Act. Sunoco has met with representatives of the EPA on these Notices and Findings of Violation and is currently evaluating its position. Although Sunoco does not believe that it has violated any Clean Air Act requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures, operate these refineries at reduced levels and pay significant penalties. There are no liabilities accrued at June 30, 2003 in connection with this initiative.

Energy policy legislation continues to be debated in the 2003 Congressional session and uncertainty remains over federal action on fuels standards. The U.S. House and Senate have recently passed different versions of energy legislation. Both versions repeal the oxygenate mandate, and set certain requirements (although at different levels) for ethanol or renewable fuels usage. However, among other differences, the U.S. House energy bill does not ban MTBE, while the U.S. Senate version provides for a ban of this gasoline additive. A conference committee will be formed to resolve the differences in the legislation. During the 2002 Congressional session, the Senate and House both approved bills; however, a conference committee was unable to resolve differences between the two pieces of legislation. Sunoco uses MTBE and ethanol as oxygenates in different geographic areas of its refining and marketing system. While federal action is uncertain, some states, including California, New York and Connecticut, are scheduled to begin enforcing MTBE bans in January 2004. Sunoco does not market in California but is preparing to comply with the bans in New York and Connecticut. These bans, which will result in unique gasoline blends, could have a significant impact on market conditions depending on the details of future regulations, the impact on gasoline supplies, the cost and availability of alternate oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco and the industry in general to recover their costs in the marketplace. A number of additional states are considering bans on MTBE although no immediate action is anticipated.

Sunoco is a one-third partner in Belvieu Environmental Fuels (“BEF”), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. The joint venture is currently evaluating alternative uses for this facility in the event MTBE is banned, including the conversion from the production of MTBE to the production of alkylate or some other gasoline blending component. If the Company determines that it is not economical to convert the facility, the write-down of its $48 million investment in this operation may be necessary.

Sunoco is a defendant in various cases alleging MTBE contamination in groundwater. The plaintiffs generally allege that refiners, manufacturers and sellers of gasoline containing MTBE are liable for manufacturing a defective product and that owners and operators of retail gasoline sites have allowed MTBE to be discharged into the groundwater. In New York, one such case has been brought by a county and its water authority and another case has been brought by numerous litigants. Among other things, plaintiffs in these two cases are seeking injunctive relief and compensatory and punitive damages. Based on its review of the limited available information, at this time, the Company cannot estimate the impact of these lawsuits but does not believe that the outcome of either of these cases will be material in relation to its consolidated financial position.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2003. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

8.	Shareholders’ Equity.

	At June 30 2003	At December 31 2002
	(Millions of Dollars)
Common stock, par value $1 per share	$135	$135
Capital in excess of par value	1,508	1,489
Earnings employed in the business	2,272	2,143
Accumulated other comprehensive loss	(197)	(195)
Common stock held in treasury, at cost	(2,180)	(2,178)

Total	$1,538	$1,394

9.	Comprehensive Income (Loss).

The following table sets forth Sunoco’s comprehensive income (loss) for the six-month periods ended June 30, 2003 and 2002 (in millions of dollars):

	Six Months Ended June 30
	2003	2002
Net income (loss)	$167	$(98)
Other comprehensive income (loss):
Net hedging gains (net of related tax expense of $2 in 2003 and $1 in 2002)	4	1
Reclassifications of net hedging (gains) losses to earnings (net of related tax (benefit) expense of $(3) in 2003 and $3 in 2002)	(6)	6

Comprehensive income (loss)	$165	$(91)

10.	Business Segment Information.

The following table sets forth certain income statement information concerning Sunoco’s business segments for the six-month and three-month periods ended June 30, 2003 and 2002 (in millions of dollars):

	Sales and Other Operating Revenue
Six Months Ended June 30, 2003	Unaffiliated Customers	Inter- segment	Segment Income (Loss) (after tax)
Refining and Supply	$3,574	$2,312	$143
Retail Marketing	3,518	—	46
Chemicals	808	—	6
Logistics	706	667	20
Coke	123	—	21
Corporate and Other	—	—	(69	)*

Consolidated	$8,729		$167

Six Months Ended June 30, 2002
Refining and Supply	$2,614	$1,718	$(61)
Retail Marketing	2,841	—	1
Chemicals	626	—	1
Logistics	264	556	17
Coke	100	—	16
Corporate and Other	—	—	(72	)**

Consolidated	$6,445		$(98)

__________

*	Consists of $19 million of after-tax corporate expenses and $50 million of after-tax net financing expenses and other.
**	Consists of $14 million of after-tax corporate expenses, $41 million of after-tax net financing expenses and other and a $17 million after-tax provision for write-down of assets and other matters (Note 4).

Three Months Ended June 30, 2003	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
	Unaffiliated Customers	Inter- segment

Refining and Supply	$1,598	$1,106	$50
Retail Marketing	1,760	—	36
Chemicals	407	—	10
Logistics	344	313	9
Coke	60	—	11
Corporate and Other	—	—	(35	)*

Consolidated	$4,169		$81

Three Months Ended June 30, 2002
Refining and Supply	$1,420	$976	$15
Retail Marketing	1,570	—	21
Chemicals	343	—	(1)
Logistics	143	303	9
Coke	51	—	9
Corporate and Other	—	—	(44	)**

Consolidated	$3,527		$9

__________

*	Consists of $10 million of after-tax corporate expenses and $25 million of after-tax net financing expenses and other.
**	Consists of $6 million of after-tax corporate expenses, $21 million of after-tax net financing expenses and other and a $17 million after-tax provision for write-down of assets and other matters (Note 4).

11.	New Accounting Standard.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS—SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Six Months Ended June 30
	2003	2002	Variance
	(Millions of Dollars)
Refining and Supply	$143	$(61)	$204
Retail Marketing	46	1	45
Chemicals	6	1	5
Logistics	20	17	3
Coke	21	16	5
Corporate and Other:
Corporate expenses	(19)	(14)	(5)
Net financing expenses and other	(50)	(41)	(9)
Write-down of assets and other matters	—	(17)	17

Consolidated net income (loss)	$167	$(98)	$265

Analysis of Earnings Profile of Sunoco Businesses

In the six-month period ended June 30, 2003, Sunoco earned $167 million, or $2.16 per share of common stock on a diluted basis, compared to a net loss of $98 million, or $1.29 per share, for the first half of 2002.

Refining and Supply—Refining and Supply earned $143 million in the current half versus a loss of $61 million in the first half of 2002. The $204 million improvement in results was primarily due to significantly higher margins in the Northeast and Toledo refining centers ($234 million) and a 2 percent increase in total production volumes ($9 million). Partially offsetting these positive factors were higher expenses ($28 million), primarily refinery fuel and utility costs and employee-related expenses, and lower results at the Tulsa refinery ($11 million), largely due to higher natural gas costs and lower margins for lubricant base oil products.

In Sunoco’s Northeast refining system, realized margins were $5.04 per barrel, up $3.30 per barrel from the 2002 first-half level. Margins were higher for most products, particularly for heating oil and other distillates and residual fuels due to the exceptionally cold winter and high natural gas prices. Despite some cold-weather-induced reliability issues during the first quarter, input to crude units averaged 97 percent of rated capacity and production was up 1 percent versus the year-ago period.

Results were also much improved at the Toledo refinery. Realized margins averaged $4.55 per barrel, up over $1.80 per barrel from the comparable 2002 half. Operating performance was also improved as crude inputs averaged 99 percent of rated capacity during the first half of 2003 and production was 3 percent higher than the 2002 first half.

In April 2003, Sunoco signed a letter of intent to acquire El Paso Corporation’s 150 thousand barrels-per-day Eagle Point refinery and related assets located in Westville, NJ near the Company’s existing Northeast Refining operations. The related assets include certain pipeline and other logistics assets associated with the refinery which Sunoco intends to make available to Sunoco Logistics Partners L.P., a 75 percent owned master limited partnership formed in 2001. The purchase price is $130 million plus the fair market value of crude oil and refined product inventories at time of closing. The transaction is subject to the satisfaction of certain conditions including regulatory approval and negotiation of final definitive agreements. In June 2003, the Federal Trade Commission requested additional information regarding this transaction. The Company is in the process of complying with this request and believes that the acquisition will be completed by the end of 2003.

For many years, sulfur gas generated during the refining process at Sunoco’s Marcus Hook refinery has been sent to a third party, General Chemical, for processing into sulfur. In 2002, General Chemical experienced a series of operating failures. As a result of these incidents, Sunoco entered into a consent decree with the Delaware Department of Natural Resources and Environmental Control which, among other things, imposes penalties of up to $10 thousand per day if Sunoco incinerates sulfur gas as a result of General Chemical’s failure to accept the gas. Sunoco believes it is in full compliance with the consent decree. In October 2002, General Chemical’s parent company, GenTek, filed for Chapter 11 bankruptcy reorganization. As part of this proceeding, General Chemical petitioned the court in February 2003, seeking to close the sulfur processing portion of its facility on or about September 30, 2003. As a result, Sunoco entered into an agreement for construction and delivery of two modular sulfur plants at Marcus Hook by September 30, 2003 at an expected cost of $50-$60 million. However, this is an extremely aggressive project schedule, and Sunoco filed objections to General Chemical’s petition in an effort to postpone the sulfur plant closure. In July 2003, the parties reached a settlement agreement under which Sunoco agreed to give up its claims against General Chemical, and General Chemical agreed to operate the plant until November 11, 2003, if needed, at no additional cost to Sunoco. The final settlement has been submitted to the court for approval. Barring unforeseen circumstances, the settlement agreement between Sunoco and General Chemical should provide Sunoco with additional time, if needed, to bring on-line the new sulfur recovery units. Sunoco is working with the State of Delaware to obtain the necessary permits.

Retail Marketing—Retail Marketing earned $46 million in the current half versus $1 million in the first half of 2002. The $45 million increase in earnings was primarily due to higher retail gasoline margins ($48 million). Average retail gasoline margins were 10.0 cents per gallon during the first half of 2003, up almost 4 cents per gallon compared to the prior-year half. Also contributing to the improvement were higher retail distillate margins

($4 million) and higher gasoline and distillate sales volumes ($4 million). Partially offsetting these positive factors were higher planned expenses ($12 million). The acquisition of Speedway retail sites from a subsidiary of Marathon Ashland Petroleum LLC (“Marathon”) (see below) had a minimal impact on earnings for the first half.

In the second quarter of 2003, Sunoco completed the purchase of 193 direct retail gasoline sites from Marathon for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, are all company-operated locations with convenience stores. Of the 193 outlets, Sunoco is the lessee for 54 sites under long-term lease agreements. (See Note 6 to the condensed consolidated financial statements.)

In April 2003, Sunoco announced its intention to sell its interest in 190 direct-supplied retail sites in Michigan and the southern Ohio markets of Columbus, Dayton and Cincinnati. Sunoco intends to continue to supply branded gasoline to the outlets by securing long-term supply agreements with distributors. The sales effort is expected to take 12-18 months to complete.

Chemicals—Chemicals earned $6 million in the first half of 2003 versus income of $1 million in the prior-year half. The $5 million increase in earnings was due largely to higher margins for both phenol and polypropylene ($21 million) and $5 million of after-tax income related to a supply agreement with Equistar Chemicals, L.P. (“Equistar”) and from the polypropylene facility acquired from Equistar (see below). Partially offsetting the positive variances were higher fuel costs ($5 million), lower sales volumes ($5 million) and lower equity income from Belvieu Environmental Fuels (“BEF”), the Company’s MTBE joint venture ($7 million), due to weakness in MTBE demand. The first half of 2003 also includes after-tax charges totaling $3 million primarily related to a fire at the Company’s LaPorte, TX facility and employee terminations in connection with a productivity improvement plan.

Effective March 31, 2003, Sunoco formed a limited partnership with Equistar involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a joint venture between Lyondell Chemical Company and Millennium Chemicals Inc. In connection with this transaction, Equistar and the new partnership entered into a 700 million pounds-per-year, 15-year propylene supply contract with Sunoco. Of this amount, 500 million pounds per year will be priced on a cost-based formula that includes a fixed discount, while the remaining 200 million pounds per year will be based on market prices. Sunoco also purchased Equistar’s 400 million pounds-per-year Bayport polypropylene facility at Pasadena, TX. The purchase price to form the partnership and acquire the Bayport facility consisted of $194 million of cash and $4 million of seller financing and included $11 million for polypropylene inventory. (See Note 6 to the condensed consolidated financial statements.)

In April 2003, Sunoco signed a letter of intent to sell its plasticizer operations to BASF. The sale will include the Company’s Pasadena, TX, site, including the land, phthalic anhydride and oxo-alcohol manufacturing plants, plus the plasticizer esters, 2-ethylhexanol and phthalic anhydride businesses. Sunoco’s investment in the business, including inventory, is approximately $100 million. Although the Company’s Neville Island, PA, site is not part of the transaction, it will produce plasticizers for BASF under a tolling agreement. The transaction is subject to satisfaction of certain conditions including regulatory approval. In June 2003, the Federal Trade Commission requested additional information regarding this transaction. The

Company is in the process of complying with this request and believes that the sale will be completed by the end of 2003.

Logistics—Sunoco’s Logistics business, which is now comprised of Sunoco’s 75-percent interest in Sunoco Logistics Partners L.P. as well as certain other assets and joint venture interests, earned $20 million in the first half of 2003 versus $17 million in the year-ago period. The $3 million increase was due largely to improved Western crude operations and increased joint-venture income associated with assets acquired in November 2002.

Coke—Coke earned $21 million in the first half of 2003 versus $16 million in the first half of 2002. The $5 million increase in earnings was primarily due to higher coke prices at Jewell Coke and the absence of a $4 million after-tax write-off of accounts receivable from National Steel Corporation, Jewell’s former long-term contract customer, which was recognized in the first quarter of 2002, partially offset by lower tax benefits from Jewell Coke operations. Jewell’s 2002 coke sales were made into lower-value spot markets due to National’s bankruptcy. In October 2002, the Coke business entered into a three-year sales contract with International Steel Group (“ISG”) under which the Coke business is providing ISG approximately 700,000 tons of Jewell’s production annually through 2005.

In April 2003, Sun Coke agreed with three major steel companies and a major iron ore producer to build and operate a coke production facility and associated cogeneration power plant in Vitória, Brazil. The companies have agreed to long-term commitments whereby Sun Coke will produce coke for the customers under a tolling agreement, and each customer will purchase a pro-rata share of the power produced at the facility. Sun Coke’s commitment to this project is subject to a number of contingencies including: approval by Sunoco’s Board of Directors; finalization of the construction cost; obtaining all requisite permits; and obtaining financing satisfactory to Sunoco. If these contingencies are satisfied, construction of the facilities, which is estimated to cost approximately $300-$350 million, would begin in 2004, and the facilities would be operational in 2006.

Corporate and Other

Corporate Expenses—Corporate administrative expenses were $19 million after tax in the current half versus $14 million in the first half of 2002. The $5 million increase was largely due to higher employee-related expenses, including pension and performance-related incentive compensation.

Net Financing Expenses and Other—Net financing expenses and other were $50 million after tax in the first half of 2003 versus $41 million in the year-ago period. The $9 million increase was primarily due to higher after-tax expense attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations. In July 2002, Sunoco transferred an additional interest in its Indiana Harbor cokemaking operation to a third-party investor for $215 million in cash.

Write-Down of Assets and Other Matters—During the first half of 2002, Sunoco recorded a $17 million after-tax provision primarily for asset write-downs and associated charges related to the shutdown of a production line at the LaPorte, TX polypropylene plant ($12 million after tax) and the shutdown of certain processing units at the Company’s Toledo refinery ($2 million after tax). Also included in the provision was a $3 million after-tax accrual relating to a lawsuit concerning the Puerto Rico refinery, which was divested in December 2001. (See Note 4 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Operations

Revenues—Total revenues were $8.76 billion in the first half of 2003 compared to $6.49 billion in the first half of 2002. The 35 percent increase was primarily due to significantly higher refined product prices. Also contributing to the increase were higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses—Total pretax costs and expenses were $8.50 billion in the first half of 2003 compared to $6.64 billion in the first half of 2002. The 28 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs, largely as a result of crude oil price increases. Also contributing to the increase were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

RESULTS OF OPERATIONS—THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended June 30
	2003	2002	Variance
	(Millions of Dollars)
Refining and Supply	$50	$15	$35
Retail Marketing	36	21	15
Chemicals	10	(1)	11
Logistics	9	9	—
Coke	11	9	2
Corporate and Other:
Corporate expenses	(10)	(6)	(4)
Net financing expenses and other	(25)	(21)	(4)
Write-down of assets and other matters	—	(17)	17

Consolidated net income	$81	$9	$72

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended June 30, 2003, Sunoco earned $81 million, or $1.04 per share of common stock on a diluted basis, compared to $9 million, or $.12 per share, for the second quarter of 2002.

Refining and Supply—Refining and Supply earned $50 million in the current quarter versus $15 million in the second quarter of 2002. Significantly higher margins in the Northeast refining center ($57 million) led to the much improved results versus the comparable prior-year quarter. Partially offsetting the margin improvement were higher expenses ($15 million), primarily refinery fuel costs and employee-related expenses.

In Sunoco’s Northeast refining system, realized margins were $4.42 per barrel, up $1.76 per barrel from the 2002 second-quarter level. Margins for distillates and residual fuels continued to be higher than 2002 due to low inventories and higher natural gas prices. Gasoline margins, particularly for reformulated and premium grades, also improved considerably during the quarter and were higher than second-quarter 2002 levels.

Realized margins and overall results at Sunoco’s Mid-Continent refineries in Toledo and Tulsa were down versus the comparable 2002 second quarter. Higher crude acquisition costs, in part due to an unfavorable crude market, and higher natural gas fuel costs contributed to the lower results in this region.

Retail Marketing—Retail Marketing earned $36 million in the current quarter versus $21 million in the second quarter of 2002. The $15 million increase in earnings was primarily due to higher retail gasoline margins ($16 million). Average retail gasoline margins were 11.6 cents per gallon during the second quarter of 2003, up 2.4 cents per gallon compared to the prior-year quarter. Also contributing to the improvement were higher retail distillate margins ($3 million) and higher gasoline and distillate sales volumes ($1 million). Partially offsetting these positive factors were higher expenses ($6 million). The Speedway retail sites acquired in June 2003 had a minimal impact on earnings for the current quarter.

Chemicals—Chemicals earned $10 million in the second quarter of 2003 versus a loss of $1 million in the prior-year quarter. The $11 million increase in earnings was due largely to higher margins for both phenol and polypropylene ($25 million) and $5 million of after-tax income related to a supply agreement with Equistar and from the polypropylene facility acquired from Equistar. Partially offsetting these improvements were lower sales volumes ($8 million), higher fuel costs ($2 million) and lower equity income from BEF, the Company’s MTBE joint venture. Results from BEF were down $6 million versus the 2002 second quarter due to weakness in MTBE demand. The current quarter also includes after-tax charges totaling $3 million primarily related to a fire at the Company’s LaPorte, TX facility and employee terminations in connection with a productivity improvement plan.

Logistics—Sunoco’s Logistics business earned $9 million in both second-quarter periods.

Coke—The Coke business earned $11 million in the second quarter of 2003 versus $9 million in the second quarter of 2002. The $2 million increase was primarily due to higher coke prices at Jewell Coke, partially offset by lower tax benefits from Jewell Coke operations.

Corporate and Other

Corporate Expenses—Corporate administrative expenses were $10 million after tax in the current quarter versus $6 million in the comparable quarter last year. The $4 million increase was largely due to higher employee-related expenses, including pension and performance-related incentive compensation.

Net Financing Expenses and Other—Net financing expenses and other were $25 million after tax in the second quarter of 2003 versus $21 million in the year-ago period. The $4 million increase was primarily due to higher after-tax expense attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations.

Write-Down of Assets and Other Matters—For a discussion of the write-down of assets and other matters recorded in the second quarter of 2002, see Note 4 to the condensed consolidated financial statements.

Analysis of Condensed Consolidated Statements of Operations

Revenues—Total revenues were $4.19 billion in the second quarter of 2003 compared to $3.56 billion in the second quarter of 2002. The 18 percent increase was primarily due to significantly higher refined product prices. Also contributing to the increase were higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses—Total pretax costs and expenses were $4.06 billion in the second quarter of 2003 compared to $3.54 billion in the second quarter of 2002. The 15 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs, largely as a result of crude oil price increases. Also contributing to the increase were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At June 30, 2003, Sunoco had cash and cash equivalents of $240 million compared to $390 million at December 31, 2002, and had a working capital deficit of $114 million compared to working capital of $122 million at December 31, 2002. The $150 million decrease in cash and cash equivalents was due to a $512 million net use of cash in investing activities and a $63 million net use of cash in financing activities, partially offset by $425 million of net cash provided by operating activities (“cash generation”). Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at June 30, 2003 by $969 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first six months of 2003, Sunoco’s cash generation was $425 million compared to $86 million in the first half of 2002. This $339 million increase in cash generation was primarily due to the increase in net income, higher deferred income tax expense and a $73 million income tax refund received in March 2003, partially offset by an increase in working capital uses pertaining to operating activities.

Financial Capacity

Management currently believes that future cash generation will be sufficient to satisfy Sunoco’s ongoing capital requirements, to fund its pension obligations (see “Pension Plan Funded Status” below) and to pay the current level of cash dividends on Sunoco’s common stock. However, from time to time, the Company’s short-term cash requirements may exceed its cash generation due to various factors including reductions in margins for products sold and increases in the levels of capital spending (including acquisitions) and working capital. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a revolving credit facility (the “Facility”) totaling $785 million, which consists of a $385 million commitment through July 2005 and a $400 million commitment that matures in July 2004. During the second quarter of 2003, a $385 million commitment maturing in July 2003 was extended one year to July 2004 and increased $15 million from the prior commitment level. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper and letters of credit. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.0 billion and 50 percent of adjusted net income (as defined in the Facility) for each quarter ended after March 31, 2002). At June 30, 2003, the Company’s tangible net worth was $1.6 billion and its targeted tangible net worth was $1.0 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At June 30, 2003, this ratio was .46 to 1. There were no borrowings under the Facility at June 30, 2003.

Concurrent with Sunoco Logistics Partners L.P.’s initial public offering, the Partnership entered into a three-year $150 million revolving credit facility. This credit facility, which is available to fund its working capital requirements, to finance acquisitions, and for general partnership purposes, includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. During April 2003, the commitment under the revolving credit facility was increased to $250 million. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3.5 to 1. At June 30, 2003, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.0 to 1 and the interest coverage ratio was 5.1 to 1. At June 30, 2003, $65 million was outstanding under this credit facility.

A wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc., is a party to an accounts receivable securitization facility that terminates in 2004 under which the subsidiary may sell on a revolving basis up to a $200 million undivided interest in a designated pool of certain

Sunoco accounts receivable. No receivables have been sold under this facility.

Debt

The following table sets forth Sunoco’s outstanding borrowings (in millions of dollars):

	At June 30 2003	At December 31 2002
Current portion of long-term debt	$103	$2
Long-term debt	1,355	1,453

Total outstanding borrowings	$1,458	$1,455

Sunoco’s ratio of debt (net of cash and cash equivalents) to total capital was 44.2 percent at June 30, 2003 compared to 43.3 percent at December 31, 2002. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base.

The Company has an effective shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At June 30, 2003, $1,300 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, which became effective in the first quarter of 2003. Under this registration statement, the Partnership may sell up to a total of $500 million of debt or common units representing limited partner interests. The amount, type and timing of any financings under these registration statements will depend upon, among other things, the Company’s and Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and Partnership’s respective debt obligations and revolving credit facilities.

Capital Expenditures

During the first quarter of 2003, the Company reduced its full year 2003 capital expenditure plan to approximately $470 million. The reduced spending reflects a combination of capital deferrals and reductions, partially offset by accelerated construction of a sulfur plant at the Company’s Marcus Hook refinery (see discussion above under “Results of Operations – Six Months – Analysis of Earnings Profile of Sunoco Businesses”).

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans for the first half of 2003 and the full year 2002 (in millions of dollars):

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
Market value of investments at beginning of period	$930	$1,110
Increase (reduction) in market value of investments resulting from:
Plan benefit payments	(64)	(141)
Net investment income (loss)	88	(91)
Company contributions	31	52

	$985	$930

Despite the Company contribution during 2002, the accumulated benefit obligation of these plans exceeded the market value of plan assets at December 31, 2002. Accordingly, the Company was required to record an after-tax charge totaling $176 million to the accumulated other comprehensive loss component of shareholders’ equity in its consolidated balance sheet at December 31, 2002.

The present value of Sunoco’s future pension obligations was determined using a discount rate of 6.75 percent at December 31, 2002. This discount rate is based on the yields on high-quality, fixed income investments (such as Moody’s Aa-rated long-term corporate bonds). During the first seven months of 2003, the interest rates associated with high-quality, fixed income investments have declined approximately 0.35 percent. A one percent decrease in the discount rate would result in an estimated increase of $150 million in the projected benefit obligation for the Company’s defined benefit pension plans.

Management currently intends to make additional contributions of approximately $20 million to the plans during the remainder of 2003. Management believes any additional contributions to the pension plans can be funded without a significant impact on liquidity. Future poor performance in the equity markets and/or a decrease in the discount rate could result in additional significant charges to the accumulated other comprehensive loss component of shareholders’ equity and significant increases in future pension expense and funding requirements.

SHARE REPURCHASES

The Company did not repurchase any shares of common stock during the first six months of 2003. At June 30, 2003, the Company had a remaining authorization from its Board of Directors to purchase up to $338 million of Company common stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions and available cash.

FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although Sunoco believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	Changes in refining, marketing and chemical margins;

•	Variation in petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Volatility in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Changes in the reliability and efficiency of the Company’s operating facilities or those of third parties;

•	Changes in the level of operating expenses and hazards common to operating facilities (including equipment malfunction, explosions, fires, oil spills, and the effects of severe weather conditions);

•	Changes in the expected level of environmental capital, operating or remediation expenditures;

•	Delays related to work on facilities and the issuance of applicable permits;

•	Changes in product specifications;

•	Availability and pricing of oxygenates such as MTBE and ethanol;

•	Phase-outs or restrictions on the use of MTBE;

•	Political and economic conditions in the markets in which the Company operates, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Changes in the availability and cost of debt and equity financing;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations;

•	Nonperformance by major customers, suppliers or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in applicable statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•	Changes in the status of, or initiation of new, litigation to which the Company is a party, or liability resulting from litigation or administrative proceedings, including natural resource damage claims.

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by Sunoco. Unpredictable or unknown factors not discussed herein could also have material adverse effects on the Company. All forward-looking statements included in this Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since December 31, 2002.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice

President and Chief Financial Officer. Based upon that evaluation, the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. However, the Company has recently decided that, in order to enhance its internal controls, it will centralize certain accounting functions currently performed by business unit personnel into corporate accounting.

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

County of Suffolk and Suffolk County Water Authority v. Sunoco, et al. (Supreme Court of the State of New York, County of Suffolk), was filed in March 2003. Sunoco is one of 17 petrochemical company defendants which include manufacturers, refiners, formulators, distributors, suppliers, sellers and/or marketers of MTBE and/or gasoline containing MTBE. This case alleges product liability/defective product, public and private nuisance, failure to warn, negligence, deceptive business acts and practices, and violation of Navigation Law. Plaintiffs seek injunctive relief, compensatory and punitive damages, and interest and costs.

Armstrong, et al. v Sunoco, et al. (Supreme Court of the State of New York, County of Orange), was filed in June 2003 by residential and commercial property owners, lessees and the Town of Highlands. Sunoco is one of several defendants which include MTBE manufacturers and distributors and owners/operators of gasoline service stations. This case alleges product liability/defective product, nuisance, trespass, interference with the right to appropriate water, declaratory relief, unfair competition, outrageous conduct causing the infliction of emotional distress, violation of Navigation Law, and negligence. Plaintiffs seek a mandatory injunction requiring a court supervised sampling program and an independent water source, compensatory damages and punitive damages, remediation costs for abatement of MTBE, and disgorgement of profits.

Based on its review of the limited available information, at this time, the Company cannot currently estimate the impact of these lawsuits but does not believe that the outcome of either of these cases will be material in relation to its consolidated financial position.

In May 2002, Sunoco, Inc. (R&M) received a Consent Assessment of Civil Penalty in excess of $100,000 from the Pennsylvania Department of Environmental Protection for allegedly failing to install continuous emission monitors on two boilers at its Marcus Hook, PA refinery. In June 2003, the Pennsylvania Department of Environmental Protection and Sunoco settled this matter. Under this settlement, Sunoco paid a civil penalty of $226,297.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at June 30, 2003.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 1, 2003. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Company’s solicitations. At this meeting, the shareholders were requested: (1) to elect a Board of Directors; (2) to approve the amendment and restatement of the Long-Term Performance Enhancement Plan II (“LTPEP II”); and (3) to ratify the appointment of independent auditors. The following action was taken by the Company’s shareholders with respect to each of the above items:

1.	Concerning the election of a Board of Directors of the Company, there was a total of 67,092,067 votes cast. The tabulation below sets forth the number of votes cast for or withheld (abstentions) from each director. There were no broker non-votes.

NAME	Number “FOR”	Number “WITHHELD” (ABSTENTIONS)
R. J. Darnall	65,308,383	1,783,684
J. G. Drosdick	65,090,101	2,001,966
U. F. Fairbairn	65,361,566	1,730,501
T. P. Gerrity	65,289,703	1,802,364
R. B. Greco	65,319,666	1,772,401
J. G. Kaiser	65,351,373	1,740,694
R. D. Kennedy	65,351,252	1,740,815
R. H. Lenny	65,321,031	1,771,036
N. S. Matthews	65,350,260	1,741,807
R. A. Pew	65,344,187	1,747,880
G. J. Ratcliffe	65,361,820	1,730,247

2.	Concerning the motion to approve the amendment and restatement of the Long-Term Performance Enhancement Plan II (“LTPEP II”), there was a total of 67,092,067 votes cast, with an aggregate of 63,912,720 votes cast approving the amendment and restatement of LTPEP II and 2,297,789 votes against. There were 881,558 withheld (abstentions). There were no broker non-votes.

3.	Concerning the motion to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors, there was a total of 67,092,067 votes cast, with an aggregate of 65,026,811 votes cast in favor of ratification of such appointment and 1,440,918 against. There were 624,338 withheld (abstentions). There were no broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:

10.1	—	Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated as of May 1, 2003.

10.2	—	Retainer Stock Plan for Outside Directors, as amended May 1, 2003.

12	—	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 2003.

31.1	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

On April 2, 2003, the Company furnished information under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K that was presented to certain investors by Sunoco executives at the Howard Weil Energy Conference held on April 2, 2003.

On April 24, 2003, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K, a copy of its earnings press release for the first quarter of 2003 that was issued on April 24, 2003. This release, which is required under Item 12, “Results of Operations and Financial Condition”, has been included under Item 9 pursuant to interim reporting guidance provided by the SEC. In this Form 8-K, the Company also furnished under Items 7 and 9 additional information concerning the Company’s first quarter earnings that was presented to investors in a teleconference call on April 24, 2003.

On May 19, 2003, the Company furnished information under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K that was presented to certain investors by Sunoco executives at the UBS Warburg 2003 Global Energy Conference held on May 20, 2003.

On July 24, 2003, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K, a copy of its earnings press release for the second quarter of 2003 that was issued on July 24, 2003. In this Form 8-K, the Company also furnished under Items 7 and 9 additional information concerning the Company’s second quarter earnings that was presented to investors in a teleconference call on July 24, 2003.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

Sunoco, Inc.
Investor Relations
Ten Penn Center
1801 Market Street
Philadelphia, PA 19103-1699

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO, INC.

BY	/s/ JOSEPH P. KROTT
Joseph P. Krott Comptroller (Principal Accounting Officer)

DATE August 6, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated as of May 1, 2003.

10.2	Retainer Stock Plan for Outside Directors, as amended May 1, 2003.

12	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 2003.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.