Form 10-Q
period 2003-09-30
SUNOCO INC
filed 2003-11-06
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At September 30, 2003, there were 77,244,340 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)

	For the Nine Months Ended September 30
	2003	2002*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$13,330	$10,234
Interest income	6	5
Other income (Notes 2 and 3)	17	60

	13,353	10,299

COSTS AND EXPENSES
Cost of products sold and operating expenses (Note 4)	10,466	8,207
Consumer excise taxes	1,483	1,366
Selling, general and administrative expenses (Note 2)	537	466
Depreciation, depletion and amortization	267	245
Payroll, property and other taxes	81	76
Provision for write-down of assets and other matters (Note 3)	—	26
Interest cost and debt expense	85	83
Interest capitalized	(2)	(2)

	12,917	10,467

Income (loss) before income tax expense (benefit)	436	(168)
Income tax expense (benefit)	160	(60)

NET INCOME (LOSS)	$276	$(108)

Net income (loss) per share of common stock:
Basic	$3.59	$(1.42)
Diluted	$3.56	$(1.42)

Weighted average number of shares outstanding (Note 5):
Basic	76.8	76.2
Diluted	77.6	76.2

Cash dividends paid per share of common stock	$.75	$.75

*	Restated to reflect the adoption of the fair value method of accounting for employee stock compensation plans effective January 1, 2002 (Note 4).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)

	For the Three Months Ended September 30
	2003	2002*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$4,601	$3,789
Interest income	1	2
Other income (loss) (Notes 2 and 3)	(8)	21

	4,594	3,812

COSTS AND EXPENSES
Cost of products sold and operating expenses	3,515	3,047
Consumer excise taxes	556	478
Selling, general and administrative expenses (Note 2)	199	166
Depreciation, depletion and amortization	93	84
Payroll, property and other taxes	30	25
Interest cost and debt expense	28	29
Interest capitalized	(1)	(1)

	4,420	3,828

Income (loss) before income tax expense (benefit)	174	(16)
Income tax expense (benefit)	65	(6)

NET INCOME (LOSS)	$109	$(10)

Net income (loss) per share of common stock:
Basic
Diluted	$1.41	$(.13)
	$1.40	$(.13)

Weighted average number of shares outstanding (Note 5):
Basic	77.1	76.3
Diluted	78.0	76.3

Cash dividends paid per share of common stock	$.25	$.25

*	Restated to reflect the adoption of the fair value method of accounting for employee stock compensation plans effective January 1, 2002 (Note 4).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)	At September 30 2003	At December 31 2002
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$355	$390
Accounts and notes receivable, net	975	923
Inventories:
Crude oil	154	153
Petroleum and chemical products	367	227
Materials, supplies and other	124	111
Deferred income taxes	95	94

Total Current Assets	2,070	1,898

Investments and long-term receivables	203	220
Properties, plants and equipment	7,919	7,522
Less accumulated depreciation, depletion and amortization	3,644	3,423

Properties, plants and equipment, net	4,275	4,099
Prepaid retirement costs	5	5
Deferred charges and other assets (Note 6)	375	219

Total Assets	$6,928	$6,441

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,388	$1,316
Accrued liabilities (Note 7)	393	339
Current portion of long-term debt	103	2
Taxes payable	230	119

Total Current Liabilities	2,114	1,776

Long-term debt	1,355	1,453
Retirement benefit liabilities	598	653
Deferred income taxes	602	490
Other deferred credits and liabilities (Note 7)	197	196
Commitments and contingent liabilities (Note 7)
Minority interests (Note 2)	443	479
Shareholders’ equity (Note 8)	1,619	1,394

Total Liabilities and Shareholders’ Equity	$6,928	$6,441

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Nine Months Ended September 30
	2003	2002*
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$276	$(108)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Asset write-downs and other matters (Note 3)	23	26
Noncash reduction in minority interest in cokemaking operations (Note 2)	(2)	(29)
Depreciation, depletion and amortization	267	245
Deferred income tax expense (benefit)	113	(12)
Payments in excess of expense for retirement plans	(56)	(47)
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(47)	(209)
Inventories	(122)	25
Accounts payable and accrued liabilities	100	251
Taxes payable	112	(8)
Other	8	10

Net cash provided by operating activities	672	144

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(270)	(244)
Acquisitions, net of seller financing of $4 in 2003 (Note 6)	(356)	7
Proceeds from divestments	19	15
Other	(13)	7

Net cash used in investing activities	(620)	(215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	—	(299)
Proceeds from issuance of long-term debt	—	246
Repayments of long-term debt	(2)	(2)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	96
Proceeds from transferred interest in cokemaking operations	—	215
Cash distributions to investors in cokemaking operations	(38)	(15)
Cash dividend payments	(58)	(57)
Proceeds from issuance of common stock under management incentive and employee option plans	20	24
Other	(9)	(6)

Net cash provided by (used in) financing activities	(87)	202

Net increase (decrease) in cash and cash equivalents	(35)	131
Cash and cash equivalents at beginning of period	390	42

Cash and cash equivalents at end of period	$355	$173

*	Reclassified to conform to the 2003 presentation.

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the asset write-downs and other matters (Note 3). Results for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the full year 2003.

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

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations for the nine-month periods ended September 30, 2003 and 2002 (in millions of dollars):

	Nine Months Ended September 30
	2003	2002
Balance at beginning of year	$379	$223
Nonconventional fuel credit and other tax benefits*	(43)	(54)
Preferential return*	41	25
Additional cash investment	—	215
Cash distributions to third-party investors	(38)	(15)

Balance at end of period	$339	$394

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash reduction in the minority interest in cokemaking operations, are included in other income in the condensed consolidated statements of operations.

In each of the four transactions in which the Company transferred interests in its cokemaking operations to third-party investors, Sunoco has provided tax indemnifications to the third parties for certain tax benefits allocated to them during the preferential return periods. In certain of these cases, the Company also has the option to purchase the third-party investors’ interests. These indemnifications would require the Company to make payments in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits which would be available to them. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes it is remote that it will be required to make any payments under these indemnifications, at September 30, 2003, the maximum potential payment under the tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $745 million. If this were to occur, the minority interest balance would be reduced by approximately $300 million.

Logistics Operations

On February 8, 2002, the Company contributed a substantial portion of its Logistics business to Sunoco Logistics Partners L.P., a master limited partnership formed in 2001 (the “Partnership”), in exchange for a 73.2-percent limited partnership interest, a 2-percent general partnership interest, incentive distribution rights and a special distribution, representing the net proceeds from the Partnership’s issuance of $250 million of ten-year 7.25 percent senior notes. The Partnership concurrently issued 5.75 million limited partnership units, representing a 24.8-percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Proceeds from the offering were used by the Partnership to establish working capital that was not contributed to the Partnership by Sunoco. Sunoco liquidated this retained working capital subsequent to the Partnership’s formation. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on this transaction.

Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. for the nine-month periods ended September 30, 2003 and 2002 (in millions of dollars):

	Nine Months Ended September 30
	2003	2002
Balance at beginning of year	$100	$—
Net proceeds from the initial public offering on February 8, 2002	—	96
Minority interest share of income*	12	9
Cash distributions to third-party investors	(8)	(4)

Balance at end of period	$104	$101

*	Included in selling, general and administrative expenses in the condensed consolidated statements of operations.

3.	Asset Write-Downs and Other Matters.

Sunoco is a one-third partner in Belvieu Environmental Fuels (“BEF”), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX. During 2003, the U.S. Senate and House each passed different versions of energy legislation. Among other things, the U.S. Senate energy bill provides for a ban of MTBE, while the U.S. House version does not ban this gasoline additive. At the state level, a number of states have legislated future MTBE bans, including California, New York and Connecticut, where the bans are scheduled to take effect in January 2004. These governmental actions are expected to have a materially adverse impact on MTBE industry demand. As a result, the joint venture is currently evaluating alternative uses for its MTBE production facility, including the conversion from the production of MTBE to the production of iso-octane or alkylate, which are used as gasoline blending components. Although industry MTBE production capacity has been contracting, MTBE supply is expected to exceed future demand. Accordingly, during the third quarter of 2003, the joint venture recorded a provision to write down its MTBE production facility to its estimated fair value. The estimated fair value was determined by an independent appraiser using present value techniques which reflect various operating assumptions. Sunoco’s share of this provision, which is included in other income (loss) in the condensed consolidated statements of operations, amounted to $23 million ($15 million after tax). If the assumptions used to estimate the fair market value of the MTBE production facility change, an additional write-down of the Company’s $25 million investment in this operation may be necessary.

During the second quarter of 2002, Sunoco announced that it would shut down a polypropylene line at its LaPorte, TX, plant. The shutdown occurred during the third quarter of 2002. Sunoco also announced its intention to shut down certain processing units at its Toledo refinery. The Company decided to shut down these facilities to eliminate less efficient production capacity. In connection with these shutdowns, in the second quarter of 2002, Sunoco recorded provisions to write off the affected units and established accruals for related exit costs, which amounted to $18 million ($12 million after tax) for the LaPorte, TX polypropylene plant and $4 million ($2 million after tax) for the Toledo refinery. In addition, during the second quarter of 2002, the Company established a $4 million accrual ($3 million after tax) relating to a lawsuit concerning the Puerto Rico refinery, which was divested in December 2001. These provisions are included in provision for write-down of assets and other matters in the condensed consolidated statement of operations for the nine months ended September 30, 2002.

4.	Changes in Accounting Principles.

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

In conjunction with the adoption of SFAS No. 143 in January 2003, Sunoco recorded an increase in asset retirement obligations of $5 million and a related increase in net properties, plants and equipment of $3 million related to certain of its branded marketing retail sites, coal and cokemaking facilities and chemical assets. The $2 million cumulative effect of this accounting change ($1 million after tax) has been included in cost of products sold and operating expenses in the condensed consolidated statement of operations. Sunoco did not reflect the $1 million after-tax charge as a cumulative effect of accounting change as it was not material. Other than the cumulative effect, this change did not have a significant impact on Sunoco’s results of operations during the first nine months of 2003. At September 30, 2003, Sunoco’s liability for asset retirement obligations amounted to $8 million. Sunoco has legal asset retirement obligations for several other assets, including its refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time.

Exit or Disposal Activities

In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), was issued. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Under prior accounting principles, certain costs associated with restructuring plans were recognized as of the date of commitment to the plan. This new standard had no impact on Sunoco’s condensed consolidated financial statements during the first nine months of 2003.

Guarantees

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FASB Interpretation No. 45”), was issued. The accounting recognition provisions of FASB Interpretation No. 45 became effective January 1, 2003 on a prospective basis. They require that a guarantor recognize, at the inception or subsequent modification of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. Under prior accounting principles, a guarantee would not have been recognized as a liability until a loss was probable and reasonably estimable. Adoption of the accounting recognition provisions of FASB Interpretation No. 45 had no impact on Sunoco’s condensed consolidated financial statements during the first nine months of 2003.

Stock-Based Compensation

During the fourth quarter of 2002, Sunoco adopted the fair value method of accounting for employee stock compensation plans as prescribed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). The Company recognized $6 million of expense ($4 million after tax) in 2002 for all unvested stock options attributable to the vesting that occurred in 2002, retroactive to January 1, 2002, using the “modified prospective method” transition rules of SFAS No. 148. Of this amount, $5 million ($3 million after tax) was recognized in the first nine months of 2002. Prior to January 1, 2002, the Company followed the intrinsic value method of accounting for employee stock compensation plans prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, the Company did not recognize compensation expense for stock options because the exercise price for the options equaled the market price of the underlying stock on the date of grant.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS for the nine-month and three-month periods ended September 30, 2003 and 2002 (in millions):

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002*	2003	2002*
Weighted average number of common shares outstanding - basic	76.8	76.2	77.1	76.3
Add effect of dilutive stock incentive awards	.8	—	.9	—

Weighted average number of shares - diluted	77.6	76.2	78.0	76.3

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted average number of shares used to compute diluted EPS is equal to the weighted average number of shares used in the basic EPS computation.

6.	Transactions with Equistar Chemicals, L.P. and Marathon Ashland Petroleum LLC.

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

Increase in:
Inventories	$11
Properties, plants and equipment	30
Deferred charges and other assets	160 *
Accrued liabilities	(2)
Retirement benefit liabilities	(1)

198

Seller financing:
Current portion of long-term debt	(1)
Long-term debt	(3)

(4)

Cash paid on acquisition date	$194

*	Represents the amounts allocated to the propylene supply contract and the related partnership. The Company will amortize this deferred cost into income over the 15-year life of the supply contract in a manner that reflects the future decline in the fixed discount over the contract period. During the six-month period since entering into the contract, this amortization expense amounted to $8 million.

In the second quarter of 2003, Sunoco completed the purchase of 193 Speedway retail gasoline sites from a subsidiary of Marathon Ashland Petroleum LLC for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, are all company-operated locations with convenience stores. Of the 193 outlets, Sunoco is the lessee for 54 sites under long-term lease agreements.

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

	Nine Months Ended September 30
	2003	2002
Sales and other operating revenue	$13,688	$10,849

Net income (loss)	$277	$(112)

Net income (loss) per share of common stock - diluted	$3.57	$(1.47)

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

Sunoco is contingently liable under an arrangement, which guarantees a $120 million term loan due in 2006 of the Epsilon Products Company, LLC polypropylene joint venture in which the Company is a partner. Under this arrangement, Sunoco also guarantees borrowings under the joint venture’s $40 million revolving credit facility, which amounted to $25 million at September 30, 2003. Sunoco is also contingently liable under various arrangements, which guarantee debt of third parties aggregating to approximately $12 million at September 30, 2003. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

Over the years, Sunoco has sold thousands of retail gasoline outlets as well as refineries, terminals, coal mines, oil and gas properties and various other assets. In connection with these sales, the Company has indemnified the purchasers for potential environmental and other contingent liabilities related to the period prior to the transaction dates. In most cases, the effect of these arrangements was to afford protection for the purchasers with respect to obligations for which the Company was already primarily liable. While some of these indemnities have spending thresholds, which must be exceeded before they become operative, or limits on Sunoco’s maximum exposure, they generally are not limited. The Company accrues for any obligations under these agreements when a loss is probable and reasonably estimable. The Company cannot reasonably estimate the maximum potential amount of future payments under these agreements.

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

	At September 30 2003	At December 31 2002
Accrued liabilities	$46	$43
Other deferred credits and liabilities	113	116

	$159	$159

The following table summarizes the changes in the accrued liability for environmental remediation activities by category for the nine-month periods ended September 30, 2003 and 2002 (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2002	$61	$45	$10	$18	$8	$3	$145
Accruals	(2)	33	1	6	—	—	38
Payments	(5)	(18)	(2)	(4)	(3)	—	(32)
Other*	—	10	—	—	—	—	10

Balance at September 30, 2002	$54	$70	$9	$20	$5	$3	$161

Balance at January 1, 2003	$52	$72	$8	$19	$5	$3	$159
Accruals	1	15	1	6	1	(1)	23
Payments	(5)	(14)	(1)	(6)	(1)	—	(27)
Other*	—	—	—	4	—	—	4

Balance at September 30, 2003	$48	$73	$8	$23	$5	$2	$159

*	Consists of increases in the accrued liability for which recovery from third parties is probable.

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At September 30, 2003, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $95 million. However, the Company believes it is very unlikely that it will realize the maximum loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites in the table above is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of September 30, 2003,

Sunoco had been named as a PRP at 49 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s negligible participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area is less than $6 million at September 30, 2003. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact multiple Sunoco facilities and formerly owned and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $31 million at September 30, 2003 and are included primarily in deferred charges and other assets in the condensed consolidated balance sheets.

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

Sunoco has received Notices of Violation and Findings of Violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. The Notices and Findings of Violation allege failure to comply with certain requirements relating to benzene wastewater emissions at the Company’s Marcus Hook, Toledo and Philadelphia refineries and failure to comply with certain requirements relating to leak detection and repair at the Toledo refinery. In addition, the EPA has alleged that: at the Company’s Philadelphia refinery, certain modifications were made to one of the fluid catalytic cracking units in 1992 and 1998 without obtaining requisite permits; at the Company’s Marcus Hook refinery, certain modifications were made to the fluid catalytic cracking unit in 1990 and 1996 without obtaining requisite permits; and at the Company’s Toledo refinery, certain physical and operational changes were made to the fluid catalytic cracking unit in 1985 without obtaining requisite permits. The EPA has also alleged that at the Company’s Toledo refinery, certain physical and operational changes were made to the sulfur plant in 1995, 1998 and 1999 without obtaining requisite permits; certain physical and operational changes were made to a flare system without obtaining requisite permits; and that the flare system was not being operated in compliance with the Clean Air Act. Sunoco has met with representatives of the EPA on these Notices and Findings of Violation and is currently evaluating its position. Although Sunoco does not believe that it has violated any Clean Air Act requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures, operate these refineries at reduced levels and pay significant penalties. There are no liabilities accrued at September 30, 2003 in connection with this initiative.

Energy policy legislation continues to be debated in the 2003 Congressional session and uncertainty remains over federal action on fuels standards. The U.S. House and Senate have recently passed different versions of energy legislation. Both versions repeal the oxygenate mandate, and set certain requirements (although at different levels) for ethanol or renewable fuels usage. However, among other differences, the U.S. House energy bill does not ban MTBE, while the U.S. Senate version provides for a ban of this gasoline additive. A conference committee was formed and is reporting progress on resolving differences in the legislation. However, during the 2002 Congressional session, the Senate and House both approved bills and a conference committee was unable to reach an agreement on a final bill. Sunoco uses MTBE and ethanol as oxygenates in different geographic areas of its refining and marketing system. While federal action is uncertain, some states, including California, New York and Connecticut, are scheduled to begin enforcing MTBE bans in January 2004. Sunoco does not market in California but is preparing to comply with the bans in New York and Connecticut. These bans, which will result in unique gasoline blends, could have a significant impact on market conditions depending on the details of future regulations, the impact on gasoline supplies, the cost and availability of alternate oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco and the industry in general to recover their costs in the marketplace. A number of additional states are considering bans on MTBE although no immediate action is anticipated.

Sunoco, along with other refiners, manufacturers and sellers of gasoline, and owners and operators of retail gasoline sites, are defendants in various cases alleging MTBE contamination in groundwater. Plaintiffs include private litigants, governments and quasi-governmental entities, including various water authorities, various towns in Massachusetts, and the State of New Hampshire. Plaintiffs generally are alleging product liability for defective product, groundwater contamination, nuisance, negligence, failure to warn, violation of environmental laws, and deceptive business practices. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief and punitive damages. Based on its review of the limited available information, at this time, the Company cannot estimate the impact of these lawsuits but does not believe that the outcome of these cases will be material in relation to its consolidated financial position.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2003. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

8.	Shareholders’ Equity.

	At September 30 2003	At December 31 2002
	(Millions of Dollars)
Common stock, par value $1 per share	$136	$135
Capital in excess of par value	1,520	1,489
Earnings employed in the business	2,340	2,143
Accumulated other comprehensive loss	(197)	(195)
Common stock held in treasury, at cost	(2,180)	(2,178)

Total	$1,619	$1,394

In September 2003, the Company announced that its Board of Directors approved an increase in the Company’s quarterly dividend. The dividend will increase two and one-half cents per share, or 10 percent, to a new quarterly dividend rate of 27.5 cents per share. The dividend is payable on December 10, 2003 to shareholders of record on November 10, 2003. The dividend, which is estimated at $21 million based on total shares outstanding on September 30, 2003, has been reflected as a reduction to earnings employed in the business in the condensed consolidated balance sheet at September 30, 2003.

9.	Comprehensive Income (Loss).

The following table sets forth Sunoco’s comprehensive income (loss) for the nine-month and three-month periods ended September 30, 2003 and 2002 (in millions of dollars):

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
Net income (loss)	$276	$(108)	$109	$(10)
Other comprehensive income (loss), net of related income taxes:
Net hedging gains (losses)	3	4	(1)	3
Reclassifications of net hedging (gains) losses to earnings	(5)	5	1	(1)

Comprehensive income (loss)	$274	$(99)	$109	$(8)

10.	Business Segment Information.

The following table sets forth certain statement of operations information concerning Sunoco’s business segments for the nine-month and three-month periods ended September 30, 2003 and 2002 (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Nine Months Ended September 30, 2003	Unaffiliated Customers	Inter- segment
Refining and Supply	$5,309	$3,657	$241
Retail Marketing	5,625	—	66
Chemicals	1,203	—	27
Logistics	1,007	1,019	29
Coke	186	—	32
Corporate and Other	—	—	(119	)*

Consolidated	$13,330		$276

Nine Months Ended September 30, 2002
Refining and Supply	$4,085	$2,761	$(79)
Retail Marketing	4,499	—	8
Chemicals	995	—	11
Logistics	478	841	26
Coke	177	—	30
Corporate and Other	—	—	(104	)**

Consolidated	$10,234		$(108)

*	Consists of $29 million of after-tax corporate expenses, $75 million of after-tax net financing expenses and other and a $15 million after-tax provision for asset write-downs and other matters (Note 3).
**	Consists of $21 million of after-tax corporate expenses, $66 million of after-tax net financing expenses and other and a $17 million after-tax provision for asset write-downs and other matters (Note 3).

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Three Months Ended September 30, 2003	Unaffiliated Customers	Inter- segment
Refining and Supply	$1,735	$1,345	$98
Retail Marketing	2,107	—	20
Chemicals	395	—	21
Logistics	301	352	9
Coke	63	—	11
Corporate and Other	—	—	(50	)*

Consolidated	$4,601		$109

Three Months Ended September 30, 2002
Refining and Supply	$1,471	$1,043	$(18)
Retail Marketing	1,658	—	7
Chemicals	369	—	10
Logistics	214	285	9
Coke	77	—	14
Corporate and Other	—	—	(32	)**

Consolidated	$3,789		$(10)

*	Consists of $10 million of after-tax corporate expenses, $25 million of after-tax net financing expenses and other and a $15 million after-tax provision for asset write-downs and other matters (Note 3).
**	Consists of $7 million of after-tax corporate expenses and $25 million of after-tax net financing expenses and other.

11.	New Accounting Standard.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FASB Interpretation No. 46”), was issued. Among other things, FASB Interpretation No. 46 defines a variable interest entity (“VIE”) as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE’s activities. If no company is subject to a majority of such risk, consolidation would be required by a company that is entitled to receive a majority of the VIE’s residual returns.

Sunoco currently intends to adopt FASB Interpretation No. 46 in the fourth quarter of 2003, when adoption is mandatory, retroactive to January 1, 2003. Sunoco has not completed its evaluation of FASB Interpretation No. 46 and, therefore, is unable to estimate its impact on the Company’s consolidated financial statements at this time. However, the Company believes it will be required to consolidate its investment in the Epsilon Products Company, LLC (“Epsilon”) polypropylene joint venture. At December 31, 2002, Epsilon had total assets and long-term debt due third parties amounting to $203 and $155 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Nine Months Ended September 30		Variance
	2003	2002
	(Millions of Dollars)
Refining and Supply	$241	$(79)	$320
Retail Marketing	66	8	58
Chemicals	27	11	16
Logistics	29	26	3
Coke	32	30	2
Corporate and Other:
Corporate expenses	(29)	(21)	(8)
Net financing expenses and other	(75)	(66)	(9)
Asset write-downs and other matters	(15)	(17)	2

Consolidated net income (loss)	$276	$(108)	$384

Analysis of Earnings Profile of Sunoco Businesses

In the nine-month period ended September 30, 2003, Sunoco earned $276 million, or $3.56 per share of common stock on a diluted basis, compared to a net loss of $108 million, or $1.42 per share, for the first nine months of 2002.

Refining and Supply - Refining and Supply earned $241 million in the first nine months of 2003 versus a loss of $79 million in the first nine months of 2002. The $320 million improvement in results was primarily due to significantly higher margins in the Northeast and Toledo refining centers ($348 million) and a 3 percent increase in total production volumes ($20 million). Partially offsetting these positive factors were higher expenses ($43 million), primarily refinery fuel and utility costs and employee-related expenses, and lower results at the Tulsa refinery ($8 million), largely due to higher natural gas costs and lower margins for lubricant base oil products.

In Sunoco’s Northeast refining system, realized margins were $4.96 per barrel, up $3.05 per barrel from the first nine months of 2002. Margins were higher for most products, particularly for heating oil and other distillates and residual fuels due to the exceptionally cold winter and high natural gas prices. Despite some cold-weather-induced reliability issues during the first quarter, input to crude units averaged 98 percent of rated capacity and production was up 2 percent versus the year-ago period.

Results were also much improved at the Toledo refinery. Realized margins averaged $5.53 per barrel, up over $2.50 per barrel from the comparable 2002 period. Operating performance was also improved as crude inputs averaged 101 percent of rated capacity during the first nine months of 2003 and production was 6 percent higher than the comparable 2002 period.

In April 2003, Sunoco signed a letter of intent to acquire El Paso Corporation’s 150 thousand barrels-per-day Eagle Point refinery and related assets located in Westville, NJ, near the Company’s existing Northeast Refining operations. The related assets include certain pipeline and other logistics assets associated with the refinery which Sunoco intends to make available to Sunoco Logistics Partners L.P., the 75-percent-owned master limited partnership formed in 2001. The purchase price is $130 million plus the fair market value of crude oil and refined product inventories at time of closing. The transaction is subject to the satisfaction of certain conditions including regulatory approval and negotiation of final definitive agreements. The Company believes that the acquisition will be completed by the end of 2003.

For many years, sulfur gas generated during the refining process at Sunoco’s Marcus Hook refinery had been sent to a third party, General Chemical, for processing into sulfur. In October 2002, General Chemical’s parent company, GenTek, filed for Chapter 11 bankruptcy reorganization. As part of this proceeding, General Chemical petitioned the court in February 2003, seeking to close the sulfur processing portion of its facility on or about September 30, 2003. As a result, Sunoco entered into an agreement for construction and delivery of two modular sulfur plants at Marcus Hook. Construction of the sulfur plants was completed at a cost of $53 million and the plants have been processing the sulfur gas from the Marcus Hook refinery.

Retail Marketing - Retail Marketing earned $66 million in the current nine-month period versus $8 million in the first nine months of 2002. The $58 million increase in earnings was primarily due to higher retail gasoline margins ($52 million). Average retail gasoline margins were 10 cents per gallon during the first nine months of 2003, up 2.8 cents per gallon compared to the prior-year nine-month period. Also contributing to the improvement were higher retail distillate margins ($5 million) and higher gasoline and distillate sales volumes ($7 million). Partially offsetting these positive factors were higher planned expenses ($7 million). Earnings for the first nine months of 2003 include $5 million of after-tax income attributable to Speedway retail sites, which represents the income from these sites subsequent to their acquisition from a subsidiary of Marathon Ashland Petroleum LLC (“Marathon”) in June 2003 (see below).

In the second quarter of 2003, Sunoco completed the purchase of 193 retail gasoline sites from Marathon for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, are all company-operated locations with convenience stores. Of the 193 outlets, Sunoco is the lessee for 54 sites under long-term lease agreements. (See Note 6 to the condensed consolidated financial statements.)

In April 2003, Sunoco announced its intention to sell its interest in 190 direct-supplied retail sites in Michigan and the southern Ohio markets of Columbus, Dayton and Cincinnati. Sunoco intends to continue to supply branded gasoline to the outlets by securing long-term supply agreements with distributors. The sales effort is expected to generate approximately $50 million in cash proceeds and be substantially completed by the end of 2003.

Chemicals - Chemicals earned $27 million in the first nine months of 2003 versus $11 million in the prior-year period. The $16 million increase in earnings was due largely to higher margins for both phenol and polypropylene ($41 million) and $9 million of after-tax income related to a supply agreement with Equistar Chemicals, L.P. (“Equistar”) and from the polypropylene facility acquired from Equistar (see below). Partially offsetting the positive variances were higher expenses including natural gas fuel costs ($10 million), lower sales volumes ($12 million) and lower equity income from Belvieu Environmental Fuels (“BEF”), the Company’s MTBE joint venture ($9 million), due to weakness in MTBE demand. The first nine months of 2003 also includes after-tax charges totaling $3 million primarily related to a fire at the Company’s LaPorte, TX, facility and employee terminations in connection with a productivity improvement plan.

During the third quarter of 2003, BEF recorded a provision to write down its MTBE production facility to its estimated fair value. Sunoco’s share of this provision, which amounted to $15 million after tax, is reported as Asset Write-Downs and Other Matters shown separately under Corporate and Other in the Earnings Profile of Sunoco Businesses. (See Note 3 to the condensed consolidated financial statements.)

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

In April 2003, Sunoco signed a letter of intent to sell its plasticizer operations to BASF. The sale will include the Company’s Pasadena, TX, site, including the land, phthalic anhydride and oxo-alcohol manufacturing plants, plus the plasticizer esters, 2-ethylhexanol and phthalic anhydride businesses. Although the Company’s Neville Island, PA, site is not part of the transaction, it will produce plasticizers for BASF under a three-year tolling agreement. The transaction is subject to satisfaction of certain conditions including regulatory approval. The Company expects to generate sales proceeds of approximately $100 million from this divestment.

Logistics - Sunoco’s Logistics business, which is now comprised of Sunoco’s 75-percent interest in Sunoco Logistics Partners L.P. as well as certain other assets and joint venture interests, earned $29 million in the first nine months of 2003 versus $26 million in the year-ago period. The $3 million increase was due largely to increased joint-venture income associated with assets acquired in November 2002 by the Partnership.

Coke - Coke earned $32 million in the first nine months of 2003 versus $30 million in the first nine months of 2002. The $2 million increase in earnings was primarily due to higher coke prices at Jewell Coke and the absence of a $4 million after-tax write-off of accounts receivable from National Steel Corporation, Jewell’s former long-term contract customer, which was recognized in the first quarter of 2002, partially offset by lower tax benefits from Jewell Coke operations largely due to the expiration of tax credits for certain ovens effective January 1, 2003. Jewell’s 2002 coke sales were made into lower-value spot markets due to National’s bankruptcy.

In October 2003, Sun Coke agreed with three affiliates of International Steel Group (“ISG”) to build and operate a 550 thousand tons-per-year cokemaking facility. The agreement is contingent on execution of related transportation agreements, final site selection and granting of certain local and state incentives. Construction of this facility, which is estimated to cost approximately $140 million, could begin in December 2003, in which case the facility could be operational in March 2005. In connection with this agreement, ISG has agreed to purchase 550,000 tons per year of coke from this facility, which is in addition to the 700,000 tons it currently is purchasing annually from Jewell’s production through 2005. These two contracts would be combined into a 15-year, 1.25 million tons-per-year contract.

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

Corporate and Other

Corporate Expenses - Corporate administrative expenses were $29 million after tax in the current nine-month period versus $21 million in the first nine months of 2002. The $8 million increase was largely due to higher employee-related expenses, including pension and performance-related incentive compensation.

Net Financing Expenses and Other - Net financing expenses and other were $75 million after tax in the first nine months of 2003 versus $66 million in the year-ago period. The $9 million increase was primarily due to higher after-tax expense attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations. In July 2002, Sunoco transferred an additional interest in its Indiana Harbor cokemaking operation to a third-party investor for $215 million in cash.

Asset Write-Downs and Other Matters - During the third quarter of 2003, Sunoco’s one-third-owned BEF joint venture recorded a provision to write down its MTBE production facility to its estimated fair value. Sunoco’s share of this provision amounted to $15 million after tax.

During the second quarter of 2002, Sunoco recorded a $17 million after-tax provision primarily for asset write-downs and associated charges related to the shutdown of a production line at the LaPorte, TX, polypropylene plant ($12 million after tax) and the shutdown of certain processing units at the Company’s Toledo refinery ($2 million after tax). Also included in this provision was a $3 million after-tax accrual relating to a lawsuit concerning the Puerto Rico refinery, which was divested in December 2001.

For a further discussion of these asset write-downs and other matters, see Note 3 to the condensed consolidated financial statements.

Analysis of Condensed Consolidated Statements of Operations

Revenues — Total revenues were $13.35 billion in the first nine months of 2003 compared to $10.30 billion in the first nine months of 2002. The 30 percent increase was primarily due to significantly higher refined product prices. Also contributing to the increase were higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations, higher refined product sales volumes largely due to the acquisition of the Speedway retail sites and higher consumer excise taxes.

Costs and Expenses — Total pretax costs and expenses were $12.92 billion in the first nine months of 2003 compared to $10.47 billion in the first nine months of 2002. The 23 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs, largely as a result of crude oil price increases. Also contributing to the increase were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended September 30
	2003	2002	Variance
	(Millions of Dollars)
Refining and Supply	$98	$(18)	$116
Retail Marketing	20	7	13
Chemicals	21	10	11
Logistics	9	9	—
Coke	11	14	(3)
Corporate and Other:
Corporate expenses	(10)	(7)	(3)
Net financing expenses and other	(25)	(25)	—
Asset write-downs and other matters	(15)	—	(15)

Consolidated net income (loss)	$109	$(10)	$119

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended September 30, 2003, Sunoco earned $109 million, or $1.40 per share of common stock on a diluted basis, compared to a net loss of $10 million, or $.13 per share, for the third quarter of 2002.

Refining and Supply - Refining and Supply earned $98 million in the current quarter versus a loss of $18 million in the third quarter of 2002. Significantly higher margins ($119 million) and higher production volumes ($12 million) led to the $116 million increase in results versus the comparable prior-year quarter. Partially offsetting these positive factors were higher expenses ($15 million), primarily refinery fuel costs and employee-related expenses.

Margins at each of Sunoco’s refining centers were much improved, particularly in the mid-continent region. While most product margins were higher, wholesale gasoline margins were especially strong during much of the quarter.

Operationally, total production increased at each refining system and, in total, was approximately 3.3 million barrels higher than the 2002 third quarter. At Sunoco’s Toledo refinery, crude and conversion unit throughputs were at near-record levels despite being impacted for several days by the electrical power failure in the region.

Retail Marketing - Retail Marketing earned $20 million in the current quarter versus $7 million in the third quarter of 2002. The $13 million increase in earnings was due largely to higher retail gasoline margins ($4 million), which were up one cent per gallon compared to the prior-year quarter, and higher gasoline and distillate sales volumes ($3 million). The Speedway retail sites acquired in June 2003 contributed $4 million of after-tax earnings in the current quarter.

Chemicals - Chemicals earned $21 million in the third quarter of 2003 versus $10 million in the prior-year quarter. The $11 million increase in earnings was due largely to higher margins ($22 million), which averaged 9.1 cents per pound, up almost 3 cents per pound versus the prior-year quarter. Margins for both phenol and polypropylene were improved for the quarter. Results for the quarter included a $4 million after-tax income contribution related to a supply agreement with Equistar and from the polypropylene facility acquired from Equistar on March 31, 2003. Partially offsetting these improvements were lower sales volumes ($8 million), higher expenses including natural gas fuel costs ($5 million) and lower equity income from BEF ($2 million), the Company’s MTBE joint venture. Sales volumes were lower, in part, due to maintenance activities at Sunoco operating plants, as well as certain customer facilities.

Logistics - Sunoco’s Logistics business earned $9 million in both third-quarter periods.

Coke - The Coke business earned $11 million in the third quarter of 2003 versus $14 million in the third quarter of 2002. Results for the prior-year quarter included income from approximately 160,000 tons of coke sold from inventory during the period.

Corporate and Other

Corporate Expenses - Corporate administrative expenses were $10 million after tax in the current quarter versus $7 million in the comparable quarter last year. The $3 million increase was largely due to higher employee-related expenses, including pension and performance-related incentive compensation.

Net Financing Expenses and Other - Net financing expenses and other were $25 million after tax in both third-quarter periods.

Asset Write-Downs and Other Matters - For a discussion of the writedown of the BEF joint venture’s MTBE production facility recorded in the third quarter of 2003, see Note 3 to the condensed consolidated financial statements.

Analysis of Condensed Consolidated Statements of Operations

Revenues — Total revenues were $4.59 billion in the third quarter of 2003 compared to $3.81 billion in the third quarter of 2002. The 20 percent increase was due primarily to significantly higher refined product prices. Also contributing to the increase were higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations, higher refined product sales volumes largely due to the acquisition of the Speedway retail sites and higher consumer excise taxes.

Costs and Expenses — Total pretax costs and expenses were $4.42 billion in the third quarter of 2003 compared to $3.83 billion in the third quarter of 2002. The 15 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs. Also contributing to the increase were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

FINANCIAL CONDITION

Cash and Working Capital

At September 30, 2003, Sunoco had cash and cash equivalents of $355 million compared to $390 million at December 31, 2002, and had a working capital deficit of $44 million compared to working capital of $122 million at December 31, 2002. The $35 million decrease in cash and cash equivalents was due to a $620 million net use of cash in investing activities and an $87 million net use of cash in financing activities, partially offset by $672 million of net cash provided by operating activities (“cash generation”). Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at September 30, 2003 by $941 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first nine months of 2003, Sunoco’s cash generation was $672 million compared to $144 million in the first nine months of 2002. This $528 million increase in cash generation was primarily due to the increase in net income, higher deferred income tax expense and a $73 million income tax refund received in March 2003, partially offset by a decrease in working capital sources pertaining to operating activities.

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

The Company has a revolving credit facility (the “Facility”) totaling $785 million, which consists of a $385 million commitment through July 2005 and a $400 million commitment that matures in July 2004. During the second quarter of 2003, a $385 million commitment maturing in July 2003 was extended one year to July 2004 and increased $15 million from the prior commitment level. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper and letters of credit. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.0 billion and 50 percent of adjusted net income (as defined in the Facility) for each quarter ended after March 31, 2002). At September 30, 2003, the Company’s tangible net worth was $1.6 billion and its targeted tangible net worth was $1.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At September 30, 2003, this ratio was .42 to 1. There were no borrowings under the Facility at September 30, 2003.

Concurrent with Sunoco Logistics Partners L.P.’s initial public offering, the Partnership entered into a three-year $150 million revolving credit facility. This credit facility, which is available to fund its working capital requirements, to finance acquisitions, and for general partnership purposes, includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. In April 2003, the commitment under the revolving credit facility was increased to $250 million. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3.5 to 1. At September 30, 2003, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.0 to 1 and the interest coverage ratio was 5.1 to 1. At September 30, 2003, $65 million was outstanding under this credit facility.

A wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc., is a party to an accounts receivable securitization facility that terminates in 2004 under which the subsidiary may sell on a revolving basis up to a $200 million undivided interest in a designated pool of certain accounts receivable. No receivables have been sold to third parties under this facility.

Debt

The following table sets forth Sunoco’s outstanding borrowings (in millions of dollars):

	At September 30 2003	At December 31 2002
Current portion of long-term debt	$103	$2
Long-term debt	1,355	1,453

Total outstanding borrowings	$1,458	$1,455

Sunoco’s ratio of debt (net of cash and cash equivalents) to total capital was 40.5 percent at September 30, 2003 compared to 43.3 percent at December

31, 2002. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock as a means of increasing its equity base.

The Company has an effective shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At September 30, 2003, $1,300 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, which became effective in the first quarter of 2003. Under this registration statement, the Partnership may sell up to a total of $500 million of debt or common units representing limited partner interests. The amount, type and timing of any financings under these registration statements will depend upon, among other things, the Company’s and Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and Partnership’s respective debt obligations and revolving credit facilities.

Capital Expenditures

During the first quarter of 2003, the Company reduced its full-year 2003 capital expenditure plan to approximately $470 million. The reduced spending reflects a combination of capital deferrals and reductions, partially offset by accelerated construction of a sulfur plant at the Company’s Marcus Hook refinery (see discussion above under “Results of Operations - Nine Months - Analysis of Earnings Profile of Sunoco Businesses - Refining and Supply”).

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans for the first nine months of 2003 and the full-year 2002 (in millions of dollars):

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
Market value of investments at beginning of period	$930	$1,110
Increase (reduction) in market value of investments resulting from:
Plan benefit payments	(117)	(141)
Net investment income (loss)	123	(91)
Company contributions	89	52

	$1,025	$930

Despite the Company contribution during 2002, the accumulated benefit obligation of these plans exceeded the market value of plan assets at December 31, 2002. Accordingly, the Company was required to record an after-tax charge totaling $176 million to the accumulated other comprehensive loss component of shareholders’ equity in its consolidated balance sheet at December 31, 2002.

The present value of Sunoco’s future pension obligations was determined using a discount rate of 6.75 percent at December 31, 2002. This discount rate is based on the yields on high-quality, fixed income investments (such as Moody’s Aa-rated long-term corporate bonds). During the first ten months of 2003, the interest rates associated with high-quality, fixed income investments have declined approximately 0.65 percent. A one percent decrease in the discount rate would result in an estimated increase of $150 million in the projected benefit obligation for the Company’s defined benefit pension plans.

Management does not expect to make any additional contributions to the plans during the remainder of 2003, but currently anticipates making approximately $50 million of contributions in 2004. In addition, pension expense could increase approximately $10-$20 million during 2004. Management believes any additional contributions to the pension plans can be funded without a significant impact on liquidity. Future poor performance in the equity markets and/or a decrease in the discount rate could result in additional significant charges to the accumulated other comprehensive loss component of shareholders’ equity and significant additional increases in future pension expense and funding requirements.

SHARE REPURCHASES

The Company did not repurchase any shares of common stock during the first nine months of 2003. At September 30, 2003, the Company had a remaining authorization from its Board of Directors to purchase up to $347 million of Company common stock in the open market or through privately negotiated transactions from time to time depending on prevailing market conditions and available cash. In October 2003, the Company repurchased 180 thousand shares of its common stock for $7.7 million.

FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in the foregoing report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements discuss goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although Sunoco believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	Changes in refining, marketing and chemical margins;

•	Variation in petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Volatility in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Changes in the reliability and efficiency of the Company’s operating facilities or those of third parties;

•	Changes in the level of operating expenses and hazards common to operating facilities (including equipment malfunction, explosions, fires, oil spills, and the effects of severe weather conditions);

•	Changes in the expected level of environmental capital, operating or remediation expenditures;

•	Delays related to construction of or work on facilities and the issuance of applicable permits;

•	Changes in product specifications;

•	Availability and pricing of oxygenates such as MTBE and ethanol;

•	Phase-outs or restrictions on the use of MTBE;

•	Political and economic conditions in the markets in which the Company operates, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Changes in the availability and cost of debt and equity financing;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations;

•	Nonperformance by major customers, suppliers or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in applicable statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•	Changes in the status of, or initiation of new, litigation to which the Company is a party, or liability resulting from litigation or administrative proceedings, including natural resource damage claims.

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

Item 4. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer. Based upon that evaluation, the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in order to enhance its internal controls, the Company is in the process of centralizing certain accounting functions currently performed by business unit personnel into corporate accounting.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In April 2003, Sunoco, Inc. (R&M) received an Assessment of Civil Penalty in excess of $100,000 from the Pennsylvania Department of Environmental Protection for alleged violations relating to continuous emission monitors on a boiler at its Marcus Hook, PA, refinery (please refer to the Sunoco, Inc. Form 10-Q for the quarter ended March 31, 2003). In August 2003, the Pennsylvania Department of Environmental Protection and Sunoco settled this matter. Under this settlement, Sunoco paid a civil penalty of $700,000.

In August 2003, Sunoco, Inc. (R&M) received a demand for stipulated penalties in excess of $100,000 from the Massachusetts Department of Environmental Protection for the alleged failure to meet a compliance deadline relating to a remediation treatment system. The deadline was included in an Administrative Consent Order with Penalty entered into in August 2001 under which Sunoco paid a penalty of less than $100,000 and which was the result of alleged delays in remediation at service station locations in Hanover, MA.

In September 2003, Sunoco, Inc (R&M) received a proposed consent order from the New York Department of Environmental Conservation seeking a penalty in excess of $100,000 for alleged violations of the New York Navigation Law and violations of reporting requirements in connection with alleged underground storage tank releases in Fort Montgomery, NY.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at September 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

4	-	Fifth Amendment to Rights Agreement dated as of July 3, 2003 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.7 of the Company’s Form 8-A/A filed July 11, 2003, File No. 1-6841).

10	-	$400,000,000 Amended and Restated Credit Agreement dated as of July 21, 2003 amending and restating the 364-Day Credit Agreement dated as of July 22, 2002, as amended by the First Amendment dated as of October 15, 2002, among Sunoco, Inc., JPMorgan Chase Bank, Banc of America Securities LLC, and Bank of Tokyo-Mitsubishi Trust Company, Bank of Nova Scotia and Barclays Bank PLC, and the other Lenders thereto.

12	-	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2003.

31.1	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K:

On July 24, 2003, the Company furnished under Item 7 - “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 - “Regulation FD Disclosure” of Form 8-K, a copy of its earnings press release for the second quarter of 2003 that was issued on July 24, 2003. This release, which is required under Item 12, “Results of Operations and Financial Condition,” was included under Item 9 pursuant to interim guidance provided by the SEC. In this Form 8-K, the Company also furnished under Items 7 and 9 additional information concerning the Company’s second quarter earnings that was presented to investors in a teleconference call on July 24, 2003.

On September 5, 2003, the Company filed under Item 5 - “Other Events” and Item 7 - “Financial Statements, Pro Forma Financial Information and Exhibits” a press release issued by the Company announcing an increase in the Company’s quarterly dividend.

On September 25, 2003, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 - “Regulation FD Disclosure” of Form 8-K, a copy of a slide presentation made to analysts in New York City on September 25, 2003 which provided an update on business matters and strategies.

On October 23, 2003, the Company furnished under Item 7 - “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 - “Results of Operations and Financial Condition” of Form 8-K, a copy of its earnings press release for the third quarter of 2003 that was issued on October 23, 2003. In this Form 8-K, the Company also furnished under Item 7 and Item 9 - ”Regulation FD Disclosure” additional information concerning the Company’s third quarter earnings that was presented to investors in a teleconference call on October 23, 2003.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

DATE November 6, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit
4	Fifth Amendment to Rights Agreement dated as of July 3, 2003 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.7 of the Company’s Form 8-A/A filed July 11, 2003, File No. 1-6841).

10	$400,000,000 Amended and Restated Credit Agreement dated as of July 21, 2003 amending and restating the 364-Day Credit Agreement dated as of July 22, 2002, as amended by the First Amendment dated as of October 15, 2002, among Sunoco, Inc., JPMorgan Chase Bank, Banc of America Securities LLC, and Bank of Tokyo-Mitsubishi Trust Company, Bank of Nova Scotia and Barclays Bank PLC, and the other Lenders thereto.

12	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2003.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.