Form 10-K
period 2003-12-31
SUNOCO INC
filed 2004-03-05
CIK 95304

2003

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 1-6841

SUNOCO, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1743282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Ten Penn Center 1801 Market Street, Philadelphia, PA	19103-1699
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 977-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange Philadelphia Stock Exchange
Convertible Subordinated Debentures 6 3/4%, Due June 15, 2012	New York Stock Exchange
Sinking Fund Debentures 9 3/8%, Due June 1, 2016	New York Stock Exchange

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

At June 30, 2003, the aggregate market value of voting stock held by non-affiliates was $2,889 million.

At January 30, 2004, there were 75,637,053 shares of Common Stock, $1 par value, outstanding.

Selected portions of the Sunoco, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 2003 are incorporated by reference in Parts I, II and IV of this Form 10-K.

Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report to Shareholders* for a discussion of the factors that could cause actual results to differ materially from those projected.

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

The Company, through its subsidiaries, is principally a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and some petrochemicals. Sunoco’s chemical operations comprise the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The petroleum refining and marketing, chemicals and logistics operations are conducted principally in the eastern half of the United States. Sunoco’s cokemaking operations are conducted in Virginia and Indiana.

The Company’s operations are organized into five business segments (Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke) plus a holding company and a shared services organization. Sunoco, Inc., the holding company, is a non-operating parent company. It includes certain corporate officers and their staffs. The shared services organization consists of a number of staff functions, including: communications; engineering services; transaction processing; systems operations and information technology planning; legal; insurance; health, environment and safety; human resources; public affairs; and procurement and facilities management. Costs incurred by the shared services organization to provide these services are allocated to the five business segments and the holding company. This discussion of the Company’s business and properties reflects this organizational structure. For additional information regarding these business units, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the business segment information presented in Note 17 to the Consolidated Financial Statements, both in the Company’s 2003 Annual Report to Shareholders.

  *References in this Annual Report on Form 10-K to material in the Company’s 2003 Annual Report to Shareholders and in the Company’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.

**In this report, the terms “Company” and “Sunoco” are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships.

Sunoco currently owns and operates five refineries which are located in Marcus Hook, PA, Philadelphia, PA, Westville, NJ, Toledo, OH and Tulsa, OK. The refineries in Marcus Hook, Philadelphia, Westville and Toledo produce principally fuels and commodity petrochemicals while the refinery in Tulsa emphasizes lubricants production with related fuels production being sold in the wholesale market. The refinery in Westville (also known as the Eagle Point refinery) was acquired in January 2004. A sixth refinery in Puerto Rico, which also emphasized lubricants production, was sold in December 2001, completing the Company’s restructuring of its lubricants operations (see “Refining and Supply” below).

Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise through a network of 4,528 retail outlets in 25 states primarily on the East Coast and in the Midwest United States. During the second quarter of 2003, Sunoco completed the purchase of 193 Speedway retail gasoline sites located primarily in Florida and South Carolina and, in the fourth quarter of 2003, substantially completed the divestment of its interests in 190 retail sites in Michigan and the southern Ohio markets of Columbus, Dayton and Cincinnati (see “Retail Marketing” below).

Sunoco owns and operates facilities in Philadelphia, PA and Haverhill, OH, which produce phenol and acetone, and in LaPorte, TX, Neal, WV and Bayport, TX, which produce polypropylene. In addition, Sunoco is a joint venture partner in a facility in Marcus Hook, PA, which produces propylene and polypropylene and in a facility in Mont Belvieu, TX, which produces MTBE. The polypropylene facility in Bayport was acquired in the first quarter of 2003 as part of a transaction in which Sunoco secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business. A facility in Pasadena, TX, which produces plasticizers, was sold to BASF in January 2004, while a facility in Neville Island, PA will continue to produce plasticizers exclusively for BASF under a three-year tolling agreement (see “Chemicals” below).

Sunoco owns, principally through Sunoco Logistics Partners L.P. (the “Partnership”) (a master limited partnership that is 75.3 percent owned by Sunoco), a geographically diverse and complementary group of pipelines and terminal facilities which transport, terminal and store refined products and crude oil (see “Logistics” below).

Sunoco makes high-quality, blast-furnace coke at its Indiana Harbor facility in East Chicago, IN and its Jewell facility in Vansant, VA, and produces metallurgical coal from mines in Virginia primarily for use at the Jewell cokemaking facility. A new cokemaking facility is currently under construction in Haverhill, OH, which is expected to be operational in March 2005 (see “Coke” below).

The following are separate discussions of Sunoco’s business segments.

Refining and Supply

The Refining and Supply business consists of the manufacture of petroleum products, including gasoline, middle distillates (mainly jet fuel, heating oil and diesel fuel) and residual fuel oil at the Marcus Hook, Philadelphia, Eagle Point, Toledo and Tulsa refineries and commodity petrochemicals, including olefins and their derivatives (ethylene, ethylene oxide polymers and refinery-grade propylene) and aromatics and their derivatives (benzene, cyclohexane, toluene and xylene) at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries, and the sale of these products to other Sunoco business units and to wholesale and industrial customers. This business also manufactures lubricant products at the Tulsa refinery which are sold into process oil, wholesale base oil and wax markets.

In January 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation for $235 million, including an estimated $124 million for crude oil and refined product inventory. In connection with this transaction, Sunoco assumed certain environmental and other liabilities. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the Northeast and enables the capture of significant synergies in the larger Northeast Refining Complex. The related assets acquired include certain pipeline and other logistics assets associated with the refinery which Sunoco intends to sell to Sunoco Logistics Partners L.P.

The Company’s refinery operations are organized into two refining centers. The Northeast Refining Complex is comprised of the Marcus Hook, Philadelphia and recently acquired Eagle Point refineries, while the MidContinent Refining Complex is comprised of the Toledo and Tulsa refineries. The following tables set forth information concerning operations at the two refining centers (in thousands of barrels daily and percentages):

2003	Northeast Refining Complex*	Mid- Continent Refining Complex**	Total
Crude Unit Capacity	505.0	225.0	730.0

Crude Inputs as Percent of Crude Unit Rated Capacity	95%	101%	97%

Conversion Capacity	210.0	96.7	306.7

Conversion Unit Capacity Utilized	97%	100%	98%

Throughputs:
Crude Oil	481.7	226.4	708.1
Other Feedstocks	46.8	6.4	53.2

Total Throughputs	528.5	232.8	761.3

Products Manufactured:
Gasoline	261.2	114.4	375.6
Middle Distillates	169.1	67.6	236.7
Residual Fuel	55.7	4.1	59.8
Petrochemicals	20.8	7.1	27.9
Lubricants	—	13.6	13.6
Other	42.1	35.5	77.6

Total Production	548.9	242.3	791.2
Less Production Used as Fuel in Refinery Operations	26.3	10.8	37.1

Total Production Available for Sale	522.6	231.5	754.1

      *In January 2004, crude unit capacity increased to 655 thousands of barrels daily and conversion capacity increased to 265 thousands of barrels daily as a result of the acquisition of the Eagle Point refinery.

    **In January 2004, crude unit capacity increased to 235 thousands of barrels daily as a result of a 10 thousand-barrels-per-day adjustment to 150 thousands of barrels daily at the Toledo refinery reflecting the increased reliability and enhanced operations at this facility in recent years.

2002*	Northeast Refining Complex	Mid- Continent Refining Complex	Total
Crude Unit Capacity	505.0	225.0	730.0

Crude Inputs as Percent of Crude Unit Rated Capacity	94%	95%	95%

Conversion Capacity	210.0	96.7	306.7

Conversion Unit Capacity Utilized	96%	93%	95%

Throughputs:
Crude Oil	476.2	213.7	689.9
Other Feedstocks	51.2	7.2	58.4

Total Throughputs	527.4	220.9	748.3

Products Manufactured:
Gasoline	266.9	108.3	375.2
Middle Distillates	167.4	63.8	231.2
Residual Fuel	51.9	4.0	55.9
Petrochemicals	22.8	7.7	30.5
Lubricants	—	13.1	13.1
Other	40.5	32.9	73.4

Total Production	549.5	229.8	779.3
Less Production Used as Fuel in Refinery Operations	26.3	10.7	37.0

Total Production Available for Sale	523.2	219.1	742.3

  *Restated to conform to the 2003 presentation.

2001*	Northeast Refining Complex	Mid- Continent Refining Complex	Total
Crude Unit Capacity	505.0	225.0	730.0

Crude Inputs as Percent of Crude Unit Rated Capacity	93%	97%	94%

Conversion Capacity	210.0	96.7	306.7

Conversion Unit Capacity Utilized	90%	91%	90%

Throughputs:
Crude Oil	468.5	219.2	687.7
Other Feedstocks	41.3	6.6	47.9

Total Throughputs	509.8	225.8	735.6

Products Manufactured:
Gasoline	243.2	112.9	356.1
Middle Distillates	167.8	62.2	230.0
Residual Fuel	52.5	3.9	56.4
Petrochemicals	21.6	8.4	30.0
Lubricants	—	12.2	12.2
Other	45.7	36.8	82.5

Total Production	530.8	236.4	767.2
Less Production Used as Fuel in Refinery Operations	25.6	11.4	37.0

Total Production Available for Sale	505.2	225.0	730.2

  *Restated to conform to the 2003 presentation. In addition, excludes the Puerto Rico refinery which was sold in December 2001 (see below).

Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Virtually all of the crude oil processed at Sunoco’s refineries, including the recently acquired Eagle Point refinery, is light sweet crude oil. The Company believes that ample supplies of light sweet crude oil will continue to be available. The Philadelphia, Marcus Hook and Eagle Point refineries process crude oils supplied from foreign sources, while the Toledo refinery processes crude oils supplied primarily from Canada and the United States and the Tulsa refinery processes crude oils supplied primarily from the United States. Approximately 35 percent of Sunoco’s crude oil supply during 2003 came from Nigeria. Some of the crude producing areas of this West African country experienced political and ethnic violence during 2003, which resulted in the shutdown of a small portion of total Nigerian crude supply. The lost crude oil production in Nigeria did not have a material impact on Sunoco’s operations, and the Company believes other sources of light sweet crude oil are available in the event it is unable to obtain crude oil from Nigeria in the future. The following table sets forth information concerning the Company’s crude oil purchases (in thousands of barrels daily):

	2003	2002	2001
Crude Type:
West African Light	447.0	435.8	437.8
Domestic Light Sweet	152.9	125.6	133.9
Canadian	52.3	56.2	82.8
North Sea	34.3	42.6	37.1
South and Central American Light	4.6	10.2	.6
“Lubes-Extracted” Gasoil/Naphtha Intermediate Feedstock	16.6	8.3	3.2

	707.7	678.7	695.4

Refining and Supply sells fuels through wholesale and industrial channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Refining and Supply’s refined product sales (in thousands of barrels daily):

	2003	2002	2001*
To Unaffiliated Customers:
Gasoline	153.3	152.5	137.5
Middle Distillates	216.8	209.9	205.7
Residual Fuel	69.5	62.6	59.8
Petrochemicals	11.3	13.2	13.5
Lubricants	13.8	13.4	9.3
Other	44.3	53.8	52.8

	509.0	505.4	478.6
To Affiliates**	333.9	316.2	287.6

	842.9	821.6	766.2

  *Excludes base oil and related fuels from the Puerto Rico refinery and specialty oils relating to blending, packaging and branded marketing operations that were sold during 2001 (see below).

**Includes gasoline and middle distillate sales to Retail Marketing and benzene and refinery-grade propylene sales to Chemicals.

Feedstocks can be moved between refineries in the Northeast Refining Complex by barge, truck and rail. In addition, an interrefinery pipeline leased from Sunoco Logistics Partners L.P. enables the transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks between the Philadelphia and Marcus Hook refineries. Finished products are delivered to customers via the pipeline and terminal network owned and operated by Sunoco Logistics Partners L.P. (see “Logistics” below) and by third-party pipelines and barges.

The Clean Air Act phases in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in 2006. These rules are expected to have a significant impact on refinery operations, primarily with respect to capital and operating expenditures. Most of the capital spending is likely to occur in the 2004-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new gasoline and diesel requirements will be in the range of $400-$500 million, including amounts attributable to the recently acquired Eagle Point refinery. Through year-end 2003, the Company’s Tier II spending totaled $25 million. The Company plans to meet the new gasoline specifications with new gasoline hydrotreaters at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries. In an effort to limit engineering and construction costs, the Company intends to build identical gasoline hydrotreaters at each of these four facilities. Spending in 2004 will include continued engineering and construction work associated with these efforts.

For many years, sulfur gas generated during the refining process at the Marcus Hook refinery had been sent to a third party, General Chemical, for processing into sulfur. In October 2002, General Chemical’s parent company, GenTek, filed for Chapter 11 bankruptcy reorganization. As part of this proceeding, General Chemical petitioned the court in February 2003, seeking to close the sulfur processing portion of its facility on or about September 30, 2003. As a result, Sunoco constructed a sulfur plant at Marcus Hook at a cost of $50 million. The plant began processing the sulfur gas from the Marcus Hook refinery in September 2003.

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

During 2000, Sunoco announced its intention to sell its Puerto Rico refinery and its specialty oil operations due to its inability to achieve an adequate return on capital employed. In connection with this decision, Sunoco sold its lubricants marketing assets in March 2001, closed its lubricants blending plants in Marcus Hook, PA, Tulsa, OK and Richmond, CA in July 2001 and sold the Puerto Rico refinery in December 2001, which concluded the lubricants restructuring plan. Sales of lubricants and other refined products attributable to these operations totaled 17.1 thousands of barrels daily during 2001. For a discussion of the financial impact of these actions, see Note 3 to the Consolidated Financial Statements in the Company’s 2003 Annual Report to Shareholders.

Retail Marketing

The Retail Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in 25 states primarily on the East Coast and in the Midwest region of the United States. The highest concentration of outlets is located in Connecticut, Florida, Massachusetts, Michigan, New Jersey, New York, Ohio and Pennsylvania.

The following table sets forth Sunoco’s retail gasoline outlets at December 31, 2003, 2002 and 2001:

	2003	2002	2001
Direct Outlets:
Company Owned or Leased:
Company-Operated:
Traditional	154	208	203
Convenience Stores	578	406	421

	732	614	624

Dealer-Operated:
Traditional	287	330	354
Convenience Stores	221	221	230
Ultra Service CentersSM	202	219	225

	710	770	809

Total Company Owned or Leased*	1,442	1,384	1,433
Dealer Owned**	594	682	686

Total Direct Outlets	2,036	2,066	2,119
Distributor Outlets	2,492	2,315	2,032

	4,528	4,381	4,151

  *Gasoline and diesel throughput per Company-owned or leased outlet averaged 124.4, 121.7 and 116.3 thousands of gallons monthly during 2003, 2002 and 2001, respectively.

**Primarily traditional outlets.

Retail Marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

Direct outlets may be operated by Sunoco or by an independent dealer, and are sites at which fuel products are delivered directly to the site by Sunoco’s 132 trucks or by its contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell almost exclusively fuel products under the Sunoco®, Coastal® and Optima® brands (see below) or may include APlus® or Coastal Mart® convenience stores or Ultra Service CentersSM that provide automotive diagnosis and repair. Included among Retail Marketing’s outlets at December 31, 2003 were 70 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York, Ohio and Maryland. Of these outlets, 55 were Company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

Distributor outlets are sites in which the distributor takes delivery at a terminal where branded products are available. Sunoco does not own, lease or operate these locations.

During 2001, Sunoco completed the acquisition of 473 Coastal retail gasoline outlets and related working capital from El Paso Corporation for $59 million. The acquisition consisted of 166 Company-owned or leased outlets, 150 dealer-owned traditional outlets and 157 distributor-owned or supplied outlets. During 2002, Sunoco acquired an additional 397 Coastal distributor-owned or supplied outlets from El Paso Corporation for $3 million. The outlets are located in 22 states in the eastern half of the United States with the largest concentration in Florida, New Jersey, Pennsylvania, Tennessee and Virginia. In 2003, Sunoco completed the purchase of 193 Speedway retail gasoline outlets from Marathon Ashland Petroleum LLC for $162 million, including inventory. The Speedway sites, which are located primarily in Florida and South Carolina, are all Company-operated locations with convenience stores. Of the 193 outlets, Sunoco is the lessee for 54 sites under long-term lease agreements. The Speedway sites are being re-branded as Sunoco locations in 2003 and 2004. These acquisitions are part of the Company’s strategy to grow and diversify its retail presence. At December 31, 2003, there were 283 outlets selling gasoline under the Coastal® brand and 113 outlets selling gasoline under the Speedway® brand.

During 2003, Sunoco intensified its asset portfolio management activities in order to concentrate operations and future investments in geographic areas and in direct or distributor outlet channels with higher potential investment returns. In 2003, Sunoco announced its intention to sell its interest in 190 retail sites in Michigan and the southern Ohio markets of Columbus, Dayton and Cincinnati (“Midwest Marketing Divestment Program”). During 2003, 75 Company-owned or leased properties and contracts to supply 23 dealer-owned sites were divested under this program. The cash generated from these divestments totaled $46 million, which represents substantially all of the proceeds expected from the Midwest Marketing Divestment Program. The remaining 92 sites are virtually all dealer-owned locations that are expected to be converted to distributor outlets in 2004. Sunoco continues to supply branded gasoline to substantially all of the divested outlets.

In January 2004, Sunoco agreed to purchase 385 retail outlets currently operated under the Mobil® brand from ConocoPhillips for $187 million, plus inventory. The acquisition consists of 114 Company-owned or leased outlets, 36 dealer-owned locations and 235 distributor-supplied outlets. These outlets, which include 31 sites that are Company-operated and have convenience stores, are located primarily in Delaware, Maryland, Virginia and Washington, D.C. The transaction, which is subject to certain conditions including regulatory approval and the completion of due diligence, is expected to be completed in the second quarter of 2004.

Retail Marketing offers at least three grades of gasoline at its retail locations, including 93, 89 and 87 octanes. In addition, Retail Marketing offers Ultra® 94, the highest octane premium gasoline commercially available in the United States, at Sunoco stations in selected areas in the Northeast and Midwest. The Ultra® 94 product offering is being eliminated in New York and in the New England states. Branded fuels sales (including middle distillates) averaged 316.8 thousand barrels daily in 2003 compared to 298.7 thousand barrels daily in 2002 and 279.1 thousand barrels daily in 2001. The increase in branded fuels sales during the 2001-2003 period was largely due to the acquisition of the Coastal and Speedway retail sites.

Retail Marketing is one of the largest providers of heating products in the eastern United States. In 2003, the Company sold 190 million gallons of these products to approximately 110 thousand customers. Sunoco is also the largest manufacturer and marketer of high performance (racing) gasoline in the United States with approximately 11 million gallons sold during 2003.

The Sunoco brand is positioned as a premium brand. Brand improvements over the past three years have focused on physical image, customer service and product offerings. In 2003, Sunoco further strengthened its brands and its high performance gasoline business by reaching a ten-year sponsorship agreement with NASCAR whereby Sunoco becomes the Official Fuel of NASCAR and the exclusive fuel supplier to NASCAR events, and APlus® becomes the Official Convenience Store of NASCAR.

Sunoco’s convenience stores are located principally in Pennsylvania, New York, Massachusetts, Ohio, Michigan, South Carolina and Florida. These stores supplement sales of fuel products with a broad mix of high-margin merchandise such as groceries, fast foods, beverages and tobacco products. The following table sets forth information concerning Sunoco’s convenience store locations:

	2003	2002	2001
Number of Stores (at December 31)	813	638	652
Merchandise Sales (Thousands of Dollars/Store/Month)	$72.1	$69.2	$64.3
Merchandise Margin (Company Operated) (% of Sales)	24.6%	25.2%	25.5%

The number of stores at December 31, 2003 includes 193 outlets that were added in connection with the Speedway acquisition. The Company intends to continue to grow its convenience store business through acquisitions, new site construction and redesign of traditional gasoline outlets in an effort to reduce its dependence on gasoline margins.

Chemicals

The Chemicals business is comprised of the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The chemicals include polypropylene and aromatic derivatives (cumene, phenol, acetone and bisphenol-A) manufactured at Company-owned facilities as well as polymer-grade propylene and polypropylene produced at the Company’s Epsilon Products Company, LLC (“Epsilon”) joint venture and MTBE produced at its Belvieu Environmental Fuels (“BEF”) joint venture. Cumene is produced at the Philadelphia, PA refinery and the recently acquired Eagle Point refinery in Westville, NJ; phenol and acetone are produced at facilities in Philadelphia, PA and Haverhill, OH; and polypropylene is produced at facilities in LaPorte, TX, Neal, WV and Bayport, TX. The Epsilon polypropylene joint venture is located in Marcus Hook, PA, and the BEF MTBE joint venture is located in Mont Belvieu, TX. A facility in Pasadena, TX, which produces plasticizers, was sold to BASF in January 2004, while a facility in Neville Island, PA will continue to produce plasticizers exclusively for BASF under a three-year tolling agreement. (See “Refining and Supply” for a discussion of the commodity petrochemicals produced by Refining and Supply at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries.)

Effective March 31, 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a joint venture between Lyondell Chemical Company and Millennium Chemicals Inc. In connection with this transaction, Equistar and the new partnership entered into a 700 million pounds-per-year, 15-year propylene supply contract with Sunoco. Of this amount, 500 million pounds per year is priced on a cost-based formula that includes a fixed discount that declines over the life of the contract, while the remaining 200 million pounds per year is based on market prices. Sunoco also purchased Equistar’s polypropylene facility in Bayport, TX. Sunoco paid $194 million in cash and borrowed $4 million from the seller to form the partnership and acquire the Bayport facility. Through the new partnership and supply contract, the Company believes it has secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business. Realization of these benefits is largely dependent upon performance by Equistar, which has a credit rating below investment grade. Equistar has not given any indication that it will not perform under its contracts. In the event of nonperformance, Sunoco has collateral and certain other contractual rights under the partnership agreement. The acquisition of the Bayport facility has increased the Company’s polypropylene capacity, complementing and enhancing the Company’s existing polypropylene business and strengthening its market position.

Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation (“Aristech”), a wholly owned subsidiary of Mitsubishi Corporation (“Mitsubishi”), for $506 million in cash and the assumption of $163 million in debt. The purchase price included $107 million for working capital. Contingent payments with a net present value as of the acquisition date of up to $167 million (the “earn out”) may also be made if realized margins for polypropylene and phenol exceed certain agreed upon thresholds through 2006. As of December 31, 2003, no such payments have been earned. Since the $167 million represents a present value as of January 1, 2001, the actual amounts that could ultimately be paid under the earn out provisions increase over time by a contract-specified 11 percent per year. However, these contingent payments are limited to $90 million per year. Any earn out payments would be treated as adjustments to the purchase price. Sunoco also entered into a margin hedge agreement with Mitsubishi whereby Mitsubishi provided polypropylene margin protection for 2001 of up to $6.5 million per quarter. In connection with the margin hedge agreement, Sunoco received $19.5 million from Mitsubishi in 2001 related to Aristech’s operations for the first nine months and an additional $6.5 million in the first quarter of 2002 related to the 2001 fourth quarter’s operations. These payments were reflected as reductions in the purchase price when received. In addition, Mitsubishi is responsible during a 25-year indemnification period for up to $100 million of potential environmental liabilities of the business arising out of or related to the period prior to the acquisition date.

Included in the purchase from Mitsubishi were a phenol plant in Haverhill, OH; polypropylene plants in La Porte, TX, and Neal, WV; plasticizer facilities in Pasadena, TX and Neville Island, PA; and a research center in Pittsburgh, PA. During 2003, Sunoco announced its decision to sell its plasticizer business and recorded a $28 million charge ($17 million after tax) to write down the assets held for sale to their estimated fair values less costs to sell and to establish accruals for employee terminations under a postemployment plan and other required exit costs. Sunoco sold this business and related inventory in January 2004 to BASF for approximately $90 million in cash. The sale included the plasticizer facility in Pasadena, TX, including the land, phthalic anhydride and oxo-alcohol manufacturing plants, plus the plasticizer esters, 2-ethylhexanol and phthalic anhydride business. The Neville Island, PA, site was not part of the transaction and will continue to produce plasticizers exclusively for BASF under a three-year tolling agreement. Sunoco also agreed to provide terminalling services at this facility to BASF for a 15-year period. During 2003, Sunoco also temporarily idled a production line at its Haverhill, OH, plant, which has the capacity to produce 350 million pounds per year of phenol and 217 million pounds per year of associated acetone. During 2002, Sunoco permanently shut down a 200 million pounds-per-year polypropylene line at its LaPorte, TX, plant and a 170 million pounds-per-year aniline and diphenylamine facility in Haverhill, OH, in order to eliminate less efficient production capacity and recorded a $21 million provision ($14 million after tax) to write off the affected units and establish accruals for related exit costs.

Effective June 15, 2000, Chemicals entered into the Epsilon joint venture which combined its 735 million pounds-per-year polymer-grade propylene operations at the Marcus Hook refinery with the adjacent polypropylene plant owned by Epsilon Products Company. The polypropylene facility has an annual production capacity of 750 million pounds. The Chemicals business is entitled to 100 percent of all cash distributions from the joint venture through June 2004 declining to 50 percent by 2015. The Chemicals business markets the joint venture’s production under the Sunoco® name in combination with production from its LaPorte, TX, Neal, WV and Bayport, TX, polypropylene plants.

Sunoco Chemicals has a one-third partnership interest in the BEF joint venture. In 1995, Sunoco entered into a 10-year off-take agreement with the joint venture whereby Sunoco agreed to purchase all of the MTBE production from the plant. For the remaining term of this agreement, these purchases will be based on current market prices. MTBE is used by Refining and Supply in the manufacture of reformulated gasoline. Various governmental authorities have banned or are considering the ban or phase-down of MTBE. These governmental actions have had, and are expected to continue to have, a materially adverse impact on MTBE industry demand. As a result, the joint venture is currently evaluating alternative uses for its MTBE production facility, including the conversion from the production of MTBE to the production of iso-octane or alkylate, which are used as gasoline blending components. Although industry MTBE production capacity has been contracting, MTBE supply is expected to exceed future demand. Accordingly, during 2003, the joint venture recorded a provision to write down its MTBE production facility to its estimated fair value. The estimated fair value was determined by an independent appraiser using present value techniques which reflect various alternative operating assumptions. Sunoco’s share of this provision amounted to $23 million ($15 million after tax). If the assumptions used to estimate the fair market value of the MTBE production facility change, an additional write-down of this facility may be necessary. At December 31, 2003, Sunoco had a $25 million investment in this operation.

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

The following table sets forth information concerning petrochemicals production by the Chemicals business (in millions of pounds):

	Capacity at December 31, 2003*		Production*
			2003	2002	2001
Phenol	2,050	**	1,521	1,689	1,534
Acetone	1,275	**	943	1,051	952
Bisphenol-A	215		214	200	182
Other Phenol Derivatives***	120		77	183	204
Cumene	1,215	†	1,005	1,111	1,026
Polypropylene††	1,700		1,542	1,372	1,345
Plasticizers and Related Feedstocks†††	755		748	786	650

Total Production	7,330		6,050	6,392	5,893

Less: Production Used as Feedstocks#			1,400	1,587	1,501

Total Production Available for Sale			4,650	4,805	4,392

      *Excludes polypropylene and MTBE joint venture operations.

    **Includes 350 million pounds per year of phenol capacity and 217 million pounds per year of associated acetone capacity related to a production line in Haverhill, OH, which was temporarily idled in 2003.

  ***Reflects a 170 million pound reduction in production capacity in 2002 in connection with the permanent shutdown of the aniline and diphenylamine production facility in Haverhill, OH.

      †In January 2004, cumene capacity increased to 1,715 million pounds as a result of the acquisition of the Eagle Point refinery.

    ††Includes amounts attributable to the Bayport facility subsequent to its purchase effective March 31, 2003. In addition, reflects impact of a 200 million pound reduction in production capacity in 2002 in connection with the permanent shutdown of a line at the LaPorte, TX, plant.

  †††Consists of amounts attributable to the plasticizer business, which was divested in January 2004.

      #Consists of cumene (used in the manufacture of phenol and acetone), phenol and acetone (used in the manufacture of bisphenol-A), and plasticizer feedstocks phthalic anhydride and 2-ethylhexanol (used in the manufacture of plasticizers).

Petrochemical products produced by the Chemicals business are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. The following table sets forth the sale of petrochemicals to third parties by Chemicals (in millions of pounds):

	2003	2002	2001
Phenol and Related Products (including Bisphenol-A)	2,629	2,831	2,605
Polypropylene*	1,562	1,346	1,384
Plasticizers and Related Feedstocks**	591	615	532
Propylene	774	774	715
Other	162	178	175

	5,718	5,744	5,411

  *Includes amounts attributable to the Bayport facility subsequent to its purchase effective March 31, 2003.

**Consists of amounts attributable to the plasticizer business, which was divested in January 2004.

The tables above reflect only volumes manufactured and sold directly by the Chemicals business. Chemicals also manages the third-party chemicals sales for Refining and Supply, a joint venture with Suncor Energy Inc. and the Epsilon joint venture, bringing the total petrochemicals sold under the Sunoco® name to approximately 8.4 billion pounds in 2003.

Sales made by the Chemicals business during 2003 were distributed through the following channels:

•	Phenol and Related Products—Long-term phenol contract sales to Honeywell are used in nylon production. Other phenol contract sales are to large manufacturers of resins and adhesives primarily for use in building products. Large contract sales of acetone are to major customers who manufacture polymers. Other sales of acetone are made to individually smaller customers for use in inks, paints, varnishes and adhesives. Bisphenol-A, manufactured from phenol and acetone, is sold to manufacturers of epoxy resins and polycarbonates;

•	Polypropylene—Sales are made to a diverse group of customers for use in fibers, carpeting, packaging, automotive, furniture and other end products;

•	Refinery-grade Propylene—Refinery-grade propylene is sold to the Epsilon joint venture for its use in the production of polypropylene; and

•	Plasticizers and Precursors—Prior to the divestment of the plasticizer business in January 2004, phthalic anhydride and 2-ethylhexanol were sold to third-party customers in addition to their use by Chemicals in the production of plasticizers. Phthalic anhydride customers manufacture plasticizers, unsaturated polyester resins and coatings. 2-ethylhexanol was supplied to producers of plasticizers, fuel and lubricating oil additives, and surfactants, with significant volumes exported. Plasticizers are consumed by medium and small customers making PVC plastics, packaging, wire and cable coatings, and a number of specialty polymers.

Logistics

The Logistics business operates refined product and crude oil pipelines and terminals and conducts crude oil acquisition and marketing activities primarily in the Northeast, Midwest and South Central regions of the United States. The Logistics business also has an ownership interest in several refined product and crude oil pipeline joint ventures.

In February 2002, the Company contributed a substantial portion of its logistics business to Sunoco Logistics Partners L.P., a master limited partnership formed in 2001, in exchange for a 73.2 percent limited partner interest, a 2 percent general partner interest, incentive distribution rights and a $245 million special distribution, representing the net proceeds from the Partnership’s sale of ten-year senior notes. The Partnership concurrently issued 5.75 million limited partnership units, representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Proceeds from this offering totaled approximately $96 million net of underwriting discounts and offering expenses. Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and provide indemnifications by Sunoco to the Partnership for certain environmental, toxic tort and other liabilities.

Pipeline operations are primarily conducted through the Partnership’s pipelines and through other pipelines in which the Partnership or Sunoco has an ownership interest. The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by state regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing agencies, are based upon competition from other pipelines or alternate modes of transportation.

Refined product pipeline operations, located primarily in the Northeast and Midwest, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco’s other businesses and for third-party integrated petroleum companies, independent marketers and distributors. Crude oil pipeline operations, located primarily in the South Central United States, transport foreign crude oil received at its Nederland, TX, terminal and crude oil produced primarily in Oklahoma and Texas to refiners (including Sunoco’s Tulsa and Toledo refineries) or to local trade points.

During November 2002, the Partnership acquired from an affiliate of Union Oil Company of California (“Unocal”) interests in three Midwestern and Western U.S. products pipeline companies, consisting of a 31.5 percent interest in Wolverine Pipe Line Company, a 9.2 percent interest in West Shore Pipe Line Company and a 14.0 percent interest in Yellowstone Pipe Line Company, for $54 million in cash. During September 2003, the Partnership acquired an additional 3.1 percent interest in West Shore Pipe Line Company for $4 million, increasing its overall ownership interest in West Shore to 12.3 percent. In November 2002, the Partnership also completed the acquisition of an additional interest in West Texas Gulf pipeline for $6 million in cash, which increased its ownership interest in this pipeline from 17.3 percent to 43.8 percent.

At December 31, 2003, the Partnership owned and operated 2,813 miles of crude oil pipelines and 1,735 miles of refined product pipelines. In 2003, crude oil and refined product shipments totaled 12.9 and 15.2 billion barrel miles, respectively, as compared to 12.6 and 15.5 billion barrel miles in 2002 and 13.5 and 14.9 billion barrel miles in 2001. These amounts consist of 100 percent of the pipeline shipments of pipelines owned and operated by the Partnership.

Product terminalling operations include 34 terminals in the Northeast and Midwest that receive refined products from pipelines and distribute them primarily to Sunoco and also to third parties, who in turn deliver them to end-users such as retail outlets. Terminalling operations also include an LPG terminal near Detroit, MI, three crude oil terminals adjacent to Sunoco’s Philadelphia refinery and a refined product terminal adjacent to Sunoco’s Marcus Hook refinery.

The Partnership’s Nederland, TX, terminal provides approximately 12.5 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for U.S. government purchases for and sales from the Strategic Petroleum Reserve storage facilities. During 2003, the Partnership completed construction of 1.3 million barrels of additional storage capacity and an additional mainline pumping station at the Nederland terminal.

The Fort Mifflin Terminal Complex, located on the Delaware River in Philadelphia, supplies Refining and Supply’s Philadelphia refinery with all of its crude oil. The terminal complex is comprised of the Fort Mifflin Terminal, the Hog Island Wharf, the Darby Creek Tank Farm and connecting pipelines.

The Partnership’s crude oil pipeline operations in the South Central United States are complemented by crude oil acquisition and marketing operations. During 2003 and 2002, approximately 193 and 189 thousand barrels daily, respectively, of crude oil were purchased (including exchanges) from third-party leases and approximately 300 and 215 thousand barrels daily, respectively, were purchased in bulk or other exchange transactions. Crude oil is delivered to various pipelines either directly from the wellhead or utilizing the Partnership’s fleet of 113 trucks.

Coke

Sun Coke Company’s business consists of blast-furnace coke manufacturing at the Company’s facilities in East Chicago, IN and Vansant, VA and metallurgical coal production from mines in Virginia. Such operations are conducted by Sun Coke Company and its affiliates.

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

In July 2002, Sunoco transferred an additional interest in its Indiana Harbor cokemaking operation to a third-party investor for $215 million in cash. Since 1995, Sunoco has received $724 million in exchange for interests in its Indiana Harbor and Jewell cokemaking operations in four separate transactions. Sunoco did not recognize any gain at the dates of these transactions as the third-party investors are entitled to a preferential return on their investments, currently equal to 98 percent of the cash flows and tax benefits from the respective cokemaking operations, during preferential return periods which continue until they recover their investments and achieve a cumulative return thereon that averages approximately 10 percent after tax. Income is recognized as coke production and sales generate cash flows and tax benefits which are allocated to Sunoco and the third-party investors, while expense is recognized to reflect the investors’ preferential returns.

Under the current tax law, beginning in 2003, a portion of the coke production at Jewell is no longer entitled to tax credits, which has resulted in a decline in Coke’s annual income of $6 million after tax. The remainder of the coke production at Jewell and all of the production at Indiana Harbor are eligible to generate credits through 2007.

The preferential return period for the Jewell operation is expected to end in 2011. The preferential return period for the first investor in the Indiana Harbor operation ended in July 2002, at which time the first investor’s interest in the cash flows and tax benefits from Indiana Harbor decreased from 95 percent to 5 percent. As a result of the additional investment in July 2002, third-party investors’ interests in Indiana Harbor increased from 5 percent to 98 percent. The new investor’s preferential return period for the Indiana Harbor operation is expected to end in 2007. The estimated lengths of these preferential return periods are based upon the Company’s current expectations of future operations, including sales volumes and prices, raw material and operating costs and capital expenditure levels. Better-than-expected results will shorten the investors’ preferential return periods, while lower-than-expected results will lengthen the periods.

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

The following table sets forth information concerning cokemaking and coal mining operations:

	2003	2002	2001
Production (Thousands of Tons):
Coke	2,024	2,001	2,006

Metallurgical Coal	1,160	1,103	1,027

Proven and Probable Metallurgical Coal Reserves at December 31 (Millions of Tons)	108	109	110

In 2003, 89 percent of Sun Coke’s metallurgical coal production was converted into coke at the Jewell cokemaking facility and 11 percent was sold in spot market transactions. This is consistent with the Company’s strategy of using its metallurgical coal production principally in its Jewell cokemaking operation. All of the metallurgical coal used to produce coke at Indiana Harbor is purchased from third parties generally under one-year contracts. The Company believes there is an ample supply of metallurgical coal available, and Sun Coke has been able to supply its Indiana Harbor facility without disruption.

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

In March 2002, Jewell’s former long-term contract customer, National Steel Corporation (“National”), filed for Chapter 11 bankruptcy reorganization. As part of its bankruptcy proceedings, National rejected its contract with Jewell. As a result, Jewell’s 2002 coke sales were made into lower-value short-term markets.

In October 2003, Sun Coke entered into an agreement with three affiliates of International Steel Group (“ISG”) under which Sun Coke will build and operate a 550,000 tons-per-year cokemaking facility in Haverhill, OH. Construction of this facility, which is estimated to cost approximately $140 million, commenced in December 2003, and the facility is expected to be operational in March 2005. In connection with this agreement, ISG has agreed to purchase 550,000 tons per year of coke from this facility, which is in addition to the 700,000 tons it currently is purchasing annually from Jewell’s production through 2005. These two contracts have been combined into a 15-year, 1.25 million tons-per-year contract. In addition, the heat recovery steam generation associated with the cokemaking process at this facility will provide low cost steam to the Company’s adjacent chemical manufacturing complex.

Substantially all coke sales are currently made under the long-term contracts with Ispat and ISG. These contracts contain cost pass through or escalating fixed price provisions. Both Ispat and ISG have credit ratings below investment-grade. Competition from foreign steelmakers and an economic slowdown have had an adverse impact on the U.S. steel industry. As a result, in recent years, a number of steel companies filed for bankruptcy protection and conducted restructuring efforts through consolidation and shutdown of inefficient assets. In response to these events, in March 2002, the U.S. government provided temporary economic relief for the industry in the form of tariffs on foreign imports. These initiatives, coupled with an increase in worldwide steel demand, have contributed to an overall improvement in the U.S. steel industry. In November 2003, the World Trade Organization ruled that the tariffs were illegal and, in December 2003, the U.S. government ended the tariffs. Removal of the tariffs is not expected to have a material impact on current steel imports due to the weak U.S. dollar, rising transportation costs and a strengthening of Chinese demand.

Neither Ispat nor ISG have given any indication that they will not perform under their contracts. However, in the event of their nonperformance, Sun Coke’s results of operations and cash flows may be adversely affected and the periods during which the third-party investors are entitled to preferential returns could be extended.

In April 2003, Sun Coke entered into an agreement with three major steel companies and a major iron ore producer under which Sun Coke would build and operate a production facility and associated cogeneration power plant in Vitória, Brazil. The companies have agreed to long-term commitments whereby Sun Coke would produce coke for the customers under a tolling agreement, and each customer would purchase a pro-rata share of the power produced at the facility. Sun Coke’s commitment to this project is subject to a number of contingencies including: approval by Sunoco’s Board of Directors; finalization of the construction cost; obtaining all requisite permits; and obtaining financing satisfactory to Sunoco. If these contingencies are satisfied, construction of the facilities, which is estimated to cost approximately $300-$350 million, would begin in 2004, and management expects the facilities would be operational in 2006.

Competition

In all of its operations, Sunoco is subject to competition, both from companies in the industries in which it operates and from products of companies in other industries.

The refining and marketing business is very competitive. Sunoco competes with a number of other domestic refiners and marketers in the northeastern United States and U.S. Gulf Coast, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying other forms of energy and fuels to consumers. While the number of Sunoco’s competitors has decreased due to consolidation in the refining and marketing industry, the competitiveness in the marketplace has not declined.

Profitability in the refining and marketing industry depends largely on refined product margins, which can fluctuate significantly, as well as operating efficiency, product mix, and costs of product distribution and transportation. Certain of Sunoco’s competitors that have larger and more complex refineries may be able to realize lower per barrel costs or higher margins per barrel of throughput. Several of Sunoco’s principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than Sunoco. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Refining margins are frequently impacted by sharp changes in crude oil costs, which may not be immediately reflected in product prices.

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

Sunoco also faces strong competition in the market for the sale of retail gasoline and merchandise. Sunoco’s competitors include service stations of large integrated oil companies, independent gasoline service stations, convenience stores, fast food stores, and other similar retail outlets, some of which are well-recognized national or regional retail systems. The number of competitors varies depending on the geographical area. It also varies with gasoline and convenience store offerings. This competition is expected to continue. The principal competitive factors affecting Sunoco’s retail marketing operations include: site location, product price, selection and quality, appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition.

Sunoco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores which provide a wide variety of branded products, and using advertising and promotional campaigns. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of the location of its Northeast and Midwest refineries and retail network which are well integrated with the distribution system owned by Sunoco Logistics Partners L.P., the Company’s 75.3 percent owned master limited partnership.

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

Logistics operations are very competitive. Generally, pipelines are the lowest cost method for long-haul, overland movement of crude oil and refined products. Therefore, the most significant competitors for large volume shipments in the areas served by the Partnership’s pipelines are other pipelines. However, high capital requirements, environmental considerations and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in areas served by the Partnership’s pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. In addition, pipeline operations face competition from trucks that deliver product in a number of areas that the Partnership’s pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas served by the Partnership’s pipelines. The Partnership’s terminals compete with other independent terminals in regards to price, versatility and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

Cokemaking operations are also highly competitive. Current production from Sunoco’s cokemaking business is largely committed under long-term contracts; therefore, competition mainly impacts its ability to obtain new contracts supporting development of additional production capacity, both in the United States and internationally. The principal competitive factors affecting Sunoco’s cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coal, and environmental performance. Competitors include conventional chemical by-product coke oven engineering and construction companies, other merchant coke producers and engineering companies that are attempting to develop heat-recovery cokemaking technology. Most of the world’s coke production capacity is owned by integrated steel companies, utilizing conventional chemical by-product coke oven technology. The international merchant coke market is largely supplied by Chinese producers. Sunoco believes it is well-positioned to compete with other coke producers since its proven proprietary technology allows Sunoco to construct coke plants that, when compared to other proven technologies, are more environmentally benign, produce consistently higher quality coke, are substantially less costly to build, and require significantly fewer workers.

Research and Development

Sunoco’s research and development activities are currently focused on applied research, process and product development, and engineering and technical services related to chemicals. Sunoco spent $14, $13 and $13 million on research and development activities in 2003, 2002 and 2001, respectively. As of December 31, 2003, approximately 95 scientists, engineers, technicians and support personnel participated in these activities. Sunoco owns or has made application for numerous patents in the United States.

Employees

As of December 31, 2003, Sunoco had approximately 14,900 employees compared to approximately 14,000 employees as of December 31, 2002. The increase in 2003 is primarily attributable to the acquisition of the Speedway service stations. Approximately 7,500 of Sunoco’s employees as of December 31, 2003 were employed in Company-operated convenience stores and service stations and the Company’s heating products business. Approximately 20 percent of Sunoco’s employees were covered by 48 collective bargaining agreements as of December 31, 2003. The collective bargaining agreements have various terms and dates of expiration. In management’s opinion, Sunoco has a good relationship with its employees.

Environmental Matters

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise deal with the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses. These laws and regulations have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and expense nature. For additional information regarding Sunoco’s environmental matters, see “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2003 Annual Report to Shareholders.

ITEM 3.    LEGAL PROCEEDINGS

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below.

Administrative Proceedings

In September 2003, Sunoco, Inc. (R&M), a subsidiary of Sunoco, Inc., received a proposed consent order from the New York Department of Environmental Conservation seeking a penalty in excess of $100,000 for alleged violations of the New York State Navigation Law and violations of reporting requirements in connection with alleged underground storage tank releases in Fort Montgomery, NY. (Please refer to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.) In February 2004, a settlement was reached pursuant to which Sunoco paid a civil penalty of $75,000. However, an additional $75,000 penalty was suspended, provided that there are no further violations of law or the consent order.

In December 2003, Sunoco, Inc. (R&M) received two Citations from the Occupational Safety and Health Administration (“OSHA”) relating to its La Porte, TX chemical plant and paid a total penalty of $175,000. The Citations resulted from a hexane fire at the plant on June 18, 2003 during which an employee was burned.

In December 2003, Mohawk Valley Oil Company, a division of Sunoco, Inc. (R&M), received a Notice of Opportunity related to an Enforcement Action from the U.S. Environmental Protection Agency (the “U.S. EPA”), Region II, for alleged violations of SARA Title III reporting requirements. The U.S. EPA is seeking a penalty in excess of $100,000.

In January 2004, Sunoco, Inc. and one of its independent dealers received an administrative order and notice of civil administration penalty assessment from the New Jersey Department of Environmental Protection (the “N.J. DEP”) relating to a service station location in Towaco, NJ. The location was formerly owned by Sunoco and sold to the dealer. The N.J. DEP alleges failure to remediate discharges at the site and failure to submit and implement a remedial action work plan addendum for this site. The N.J. DEP is seeking a civil penalty in excess of $100,000.

MTBE Litigation

Sunoco is a defendant in cases in several lawsuits pending in 17 states. The lawsuits are substantially identical and involve the manufacture and use of MTBE and MTBE contamination in groundwater. Several other refiners and suppliers of gasoline are defendants in some or all of these cases. The cases include the following:

Town of Duxbury, et al. v. Sunoco, et al. (U.S. D. C., District of Massachusetts, E. D.) was served in December 2003. Sunoco is one of several defendants which include manufacturers, refiners, formulators, distributors, suppliers, sellers and/or marketers of MTBE and/or gasoline containing MTBE. This case alleges product liability/defective product, public and private nuisance, failure to warn, negligence, trespass, civil conspiracy, and violation of the Massachusetts Oil and Hazardous Material Release Prevention and Response Act. Plaintiffs seek injunctive relief, compensatory and punitive damages, and interest and costs.

County of Nassau v. Sunoco, et al. (Supreme Court of the State of New York, County of New York), was served in October 2003. Sunoco is one of several defendants which include manufacturers, refiners, formulators, distributors, suppliers, sellers and/or marketers of MTBE and/or gasoline containing MTBE. The case alleges product liability/defective product, nuisance, failure to warn, negligence, deceptive business acts and practices, and violation of the New York State Navigation Law. Plaintiffs seek compensatory and punitive damages.

Long Island Water Corporation v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in October 2003. Sunoco is one of several defendants which include manufacturers, refiners, formulators, distributors, suppliers, sellers and/or marketers of MTBE and/or gasoline containing MTBE. The case alleges product liability/defective product, nuisance, failure to warn, negligence, deceptive business acts and practices, and violation of the New York State Navigation Law. Plaintiffs seek compensatory and punitive damages.

Water Authority of Great Neck North v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in November 2003. Sunoco is one of several defendants which include manufacturers, refiners, formulators, distributors, suppliers, sellers and/or marketers of MTBE and/or gasoline containing MTBE. The case alleges product liability/defective product, nuisance, failure to warn, negligence, deceptive business acts and practices, and violation of the New York State Navigation Law. Plaintiffs seek compensatory and punitive damages and costs.

Water Authority of Western Nassau County v. Sunoco, et al. (Supreme Court of the State of New York, County of New York), was served in November 2003. Sunoco is one of several defendants which include manufacturers, refiners, formulators, distributors, suppliers, sellers and/or marketers of MTBE and/or gasoline containing MTBE. The case alleges product liability/defective product, nuisance, failure to warn, negligence, deceptive business acts and practices, and violation of the New York State Navigation Law. Plaintiffs seek compensatory and punitive damages.

Escambia County Utilities Authority v. Sunoco, Inc., et al (Florida Circuit Court for Escambia County), was served in November 2003. Sunoco is one of several defendants which include manufacturers, refiners, formulators, distributors, suppliers, sellers and/or marketers of MTBE and/or gasoline containing MTBE. The case alleges product liability/defective product, nuisance, failure to warn, and negligence. Plaintiffs seek compensatory and punitive damages, interest and costs.

Abrevaya, et al v. Sunoco, et al (Supreme Court of the State of New York, County of Orange), was served in November 2003 by residential and commercial property owners, and lessees in the Town of Highlands Hamlet in Fort Montgomery, NY. Sunoco is one of several defendants which include MTBE manufacturers and distributors and owners/operators of gasoline service stations. This case alleges product liability/defective product, nuisance, trespass, interference with the right to appropriate water, unfair competition, outrageous conduct causing the infliction of emotional distress, violation of the New York State Navigation Law, and negligence. Plaintiffs seek declaratory relief; declaratory judgment requiring a testing and monitoring program and an independent water source; compensatory damages and exemplary damages; and remediation costs for abatement of MTBE.

The defendants in most of the above MTBE cases have removed the cases to federal courts and will attempt to have the cases consolidated by the Judicial Panel on Multidistrict Litigation. Plaintiffs have moved to remand the cases to state court. A hearing has been held and a decision is pending.

Up to this point, for the group of MTBE cases currently pending, there has been little information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at December 31, 2003.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of Sunoco, Inc.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years

Terence P. Delaney, 48 Vice President, Investor Relations and Planning	Mr. Delaney was elected to his present position in January 2003. He was Director, Investor Relations and Strategic Planning from April 2000 to January 2003. From September 1995 to April 2000, he served as Manager, Investor Relations.

Michael H.R. Dingus, 55 Senior Vice President, Sunoco, Inc., and President, Sun Coke Company	Mr. Dingus was elected Senior Vice President, Sunoco, Inc. in January 2002. He was elected a Vice President of Sunoco, Inc. in May 1999 and President, Sun Coke Company in June 1996.

John G. Drosdick, 60 Chairman, Chief Executive Officer and President	Mr. Drosdick was elected Chairman and Chief Executive Officer in May 2000. He was elected a Director and President and Chief Operating Officer in December 1996.

Bruce G. Fischer, 48 Senior Vice President, Sunoco Chemicals	Mr. Fischer was elected to his present position in January 2002. He was Vice President, Sunoco Chemicals from November 2000 to January 2002, Vice President and General Manager, Sunoco MidAmerica Marketing & Refining from January 1999 to November 2000 and General Manager, Sunoco MidAmerica Marketing & Refining from June 1995 to January 1999.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years

Thomas W. Hofmann, 52 Senior Vice President and Chief Financial Officer	Mr. Hofmann was elected to his present position in January 2002. He was Vice President and Chief Financial Officer from July 1998 to January 2002.

Joseph P. Krott, 40 Comptroller	Mr. Krott was elected to his present position in July 1998.

Michael S. Kuritzkes, 43 Senior Vice President and General Counsel	Mr. Kuritzkes was elected to his present position in January 2003. He was Vice President and General Counsel from May 2000 to January 2003. From August 1997 to May 2000, he served as General Attorney.

Joel H. Maness, 53 Senior Vice President, Refining and Supply	Mr. Maness was elected to his present position in September 2001. He was Senior Vice President, Sunoco Northeast Refining from May 2000 to September 2001. From January 2000 to April 2000, he served as Manager, Safety, Health and Environment for the global downstream business of the newly formed ExxonMobil Corporation. He was President of Mobil de Venezuela, a subsidiary of Mobil, from July 1997 to December 1999.

Paul A. Mulholland, 51 Treasurer	Mr. Mulholland was elected to his present position in April 2000. From May 1996 to April 2000, he served as Assistant Treasurer.

Rolf D. Naku, 53 Senior Vice President, Human Resources and Public Affairs	Mr. Naku was elected to his present position in January 2003. He was Vice President, Human Resources and Public Affairs from May 2000 to January 2003. From July 1998 to May 2000, he served as Director of Compensation, Benefits & HR Systems.

Robert W. Owens, 50 Senior Vice President, Marketing	Mr. Owens was elected to his present position in September 2001. He was Senior Vice President, Sunoco Northeast Marketing from May 2000 to September 2001 and Vice President and General Manager, Sunoco Northeast Marketing from February 1997 to May 2000.

Charles K. Valutas, 53 Senior Vice President and Chief Administrative Officer	Mr. Valutas was elected to his present position in May 2000. He was Vice President, Sunoco Chemicals from August 1994 to May 2000.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 69 of the Company’s 2003 Annual Report to Shareholders.

ITEM 6.    SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 10 of the Company’s 2003 Annual Report to Shareholders.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 11-39 in the Company’s 2003 Annual Report to Shareholders.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to Derivative Instruments on page 33 in the Company’s 2003 Annual Report to Shareholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information in the Company’s 2003 Annual Report to Shareholders is incorporated herein by reference: the Consolidated Financial Statements on pages 40-43; the Notes to Consolidated Financial Statements on pages 44-66; the Report of Independent Auditors on page 67; and the Quarterly Financial and Stock Market Information on page 69.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer. Based upon that evaluation, the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, in order to enhance its internal controls, during 2003, the Company centralized certain accounting functions previously performed by business unit personnel into corporate accounting.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information on directors required by Item 401 of Regulation S-K appearing under the heading “Nominees for the Board of Directors” and the section entitled “Board and Committee Membership,” under the heading “Governance of the Company,” and the information required by Item 405 of

Regulation S-K appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2003, is incorporated herein by reference.

Information concerning the Company’s executive officers appears in Part I of this Annual Report on Form 10-K.

Sunoco, Inc. has adopted a Code of Business Conduct and Ethics (the “Code”) effective April 1, 2003 which applies to all officers, directors and employees and includes the Code of Ethics for the chief executive officer, the principal financial officer, the principal accounting officer and persons performing similar functions. A copy of the Code can be found on Sunoco’s website (www.SunocoInc.com). Sunoco intends to disclose on its website the nature of any future amendments to and waivers of the Code of Ethics that apply to the chief executive officer, the principal financial officer, the principal accounting officer or persons performing similar functions.

Sunoco’s Corporate Governance Guidelines and the Charters of its Audit, Compensation, Executive, Governance, and Public Affairs Committees are available on its website (www.SunocoInc.com), and are also available in printed form upon request.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Summary Compensation Table,” “Aggregated Option/SAR Exercises and Year-End Values,” “Option Grant Table,” and “Other Long-Term Incentive Awards,” and under the headings “Pension Plans,” “Severance Plans,” and “Directors’ Compensation,” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2003, is incorporated herein by reference, except that the Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K appearing under the heading “Directors’ and Officers’ Ownership of Sunoco Stock” in the Company’s Proxy Statement and the information required by Item 201(d) of Regulation S-K appearing in the section entitled “Equity Compensation Plan Information” under the heading “Governance of the Company” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K appearing in the section entitled “Certain Relationships and Related Transactions” under the heading “Other Governance Matters” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2003, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A appearing in the section entitled “Item 2. Ratification of the Appointment of Ernst & Young LLP as Independent Auditors for the Fiscal Year 2004” under the heading “Proposals on Which You May Vote” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2003, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1.  Consolidated Financial Statements:

The information appearing in the Company’s 2003 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

2.  Financial Statement Schedules:

Schedule II—Valuation Accounts is included on page 30 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

3.  Exhibits:

3.(i)

—Articles of Incorporation of Sunoco, Inc., as amended and restated effective as of November 6, 1998 (incorporated by reference to Exhibit 3.(i) of the Company’s 1998 Form 10-K filed March 5, 1999, File No. 1-6841).

3.(ii)	—Sunoco, Inc. Bylaws, as amended and restated effective as of March 7, 2002 (incorporated by reference to Exhibit 3.(ii) of the Company’s 2001 Form 10-K filed March 7, 2002, File No. 1-6841).

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

4.2

—Fifth Amendment to Rights Agreement dated as of July 3, 2003 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.7 of the Company’s Form 8-A/A filed July 11, 2003, File No. 1-6841).

4.3

—Fourth Amendment to Rights Agreement dated as of September 6, 2001 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.6 of the Company’s Form 8-A/A filed October 5, 2001, File No. 1-6841).

4.4

—Third Amendment to Rights Agreement dated as of July 6, 2001 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed on August 8, 2001, File No. 1-6841).

4.5

—Second Amendment to Rights Agreement dated as of February 3, 2000 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4.4 of the Company’s Form 8-A/A filed February 7, 2000, File No. 1-6841).

4.6

—Amendment to Rights Agreement dated as of July 3, 1997 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4 of the Company’s Current Report on Form 8-K dated July 8, 1997, File No. 1-6841).

4.7

—Rights Agreement between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) dated as of February 1, 1996 (incorporated by reference to Exhibit 99(b) of the Company’s Current Report on Form 8-K dated February 2, 1996, File No. 1-6841).

10.1*	—Sunoco, Inc. Long-Term Performance Enhancement Plan, as amended and restated as of December 3, 2003.

10.2*	—Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated as of December 3, 2003.

10.3*	—Sunoco, Inc. Executive Long-Term Stock Investment Plan, as amended February 5, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s 2002 Form 10-K filed March 7, 2003, File No. 1-6841).

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

10.7*

—Sunoco, Inc. Savings Restoration Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841) and as amended effective January 1, 2003 (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed on May 14, 2003, File No. 1-6841).

10.8*

—Sunoco, Inc. Executive Incentive Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

10.9*	—Sunoco, Inc. Executive Retirement Plan, as amended and restated as of January 1, 2003 (incorporated by reference to Exhibit 10.9 of the Company’s 2002 Form 10-K filed March 7, 2003, File No. 1-6841).

10.10*

—Sunoco, Inc. Special Executive Severance Plan, as amended and restated as of February 6, 2003 (incorporated by reference to Exhibit 10.10 of the Company’s 2002 Form 10-K filed March 7, 2003, File No. 1-6841).

10.11*

—Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

10.12*

—Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended May 1, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 filed on August 7, 2003, File No. 1-6841).

10.13*

—Amended Schedule to the Form of Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company. The Form of Indemnification Agreement is incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841.

10.14*

—Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Bankers Trust Company and Towers, Perrin, Forster & Crosby, Inc., dated as of January 11, 1999 and amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

10.15*	—Amended Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement.

10.16*

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

10.17*

—Letter Agreement dated October 21, 2002 appointing Boston Safe Deposit and Trust Company as successor Trustee under each of the Directors’ Deferred Compensation and Benefits Trust Agreement, and the Deferred Compensation and Benefits Trust Agreement (incorporated by reference to Exhibit 10.16 of the Company’s 2002 Form 10-K filed March 7, 2003, File No. 1-6841).

10.18	—Sunoco, Inc. Employee Option Plan, as amended and restated as of November 1, 2000 (incorporated by reference to Exhibit 10.17 of the Company’s 2002 Form 10-K filed March 7, 2003, File No. 1-6841).

10.19

—$400,000,000 Amended and Restated Credit Agreement dated as of July 21, 2003 (amending and restating the 364-Day Credit Agreement dated as of July 22, 2002, as amended) among Sunoco, Inc. and JPMorgan Chase Bank, Banc of America Securities LLC, The Bank of Tokyo—Mitsubishi Trust Company, Bank of Nova Scotia and Barclays Bank PLC, and other Lenders thereto (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 filed on November 6, 2003, File No. 1-6841).

10.20

—$385,000,000 Three-Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 22, 2002, among Sunoco, Inc. and JPMorgan Chase Bank, Banc of America Securities LLC, Bank of Nova Scotia and The Bank of Tokyo—Mitsubishi Trust Company (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed on August 7, 2002, File No. 1-6841).

10.21

—Omnibus Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.5 of the 2001 Form 10-K filed by Sunoco Logistics Partners L.P. on April 1, 2002, File No. 1-31219).

10.22

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

10.23

—Asset Sale Agreement dated December 22, 2003 by and among Coastal Eagle Point Oil Company, Coastal Pipeline Company, and El Paso Merchant Energy-Petroleum Company, as Sellers, and Sunoco, Inc. (R&M) as the Buyer (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 28, 2004, File No. 1-6841).

12	—Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 2003.

13	—Sunoco, Inc. 2003 Annual Report to Shareholders Financial Section.

14	—Sunoco, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.3 of the Company’s 2002 Form 10-K filed March 7, 2003, File No. 1-6841).

21	—Subsidiaries of Sunoco, Inc.

23	—Consent of Ernst & Young LLP.

24.1	—Power of Attorney executed by certain officers and directors of Sunoco, Inc.

24.2	—Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

31.1	—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.

(b)  Reports on Form 8-K:

On October 23, 2003, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 – “Results of Operations and Financial Condition” of Form 8-K, a copy of its earnings press release for the third quarter of 2003 that was issued on October 23, 2003. In this Form 8-K, the Company also furnished under Item 7 and Item 9 – “Regulation FD Disclosure” additional information concerning the Company’s third quarter earnings that was presented to investors in a teleconference call on October 23, 2003.

On January 14, 2004, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K a copy of its press release issued January 13, 2004, which included an announcement that it had closed its previously announced acquisition of the Eagle Point refinery in Westville, NJ from El Paso Corporation. The Company also furnished under these Items additional information concerning this acquisition that was presented to investors in a teleconference call on January 14, 2004. In this Form 8-K, the Company also furnished under Item 7 and Item 12 – “Results of Operations and Financial Condition” a copy of its press release issued January 13, 2004, which included an announcement of certain projected financial results for its 2003 fourth quarter.

On January 22, 2004, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 – “Results of Operations and Financial Condition” of Form 8-K, a copy of its earnings press release for the fourth quarter of 2003 that was issued on January 22, 2004. In this Form 8-K, the Company also furnished under Item 7 and Item 9 – “Regulation FD Disclosure” additional information concerning the Company’s fourth quarter earnings that was presented to investors in a teleconference call on January 22, 2004.

On January 28, 2004, the Company filed a Form 8-K to provide under Item 2 – “Acquisition or Disposition of Assets” a brief description of the acquisition of the Eagle Point refinery, which was completed effective January 13, 2004. Since it was impracticable to provide the financial statements required by Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” at the time of this filing, the required financial statements will be filed by amendment as soon as practicable, but in any event not later than March 29, 2004.

On February 6, 2004, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K information that was presented to certain investors by Sunoco executives at the Credit Suisse First Boston 2004 Energy Summit held on February 6, 2004.

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
Thomas W. Hofmann
Senior Vice President and Chief Financial Officer

Date  March 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 4, 2004:

ROBERT J. DARNALL* Robert J. Darnall, Director

ROBERT D. KENNEDY*

Robert D. Kennedy, Director

JOSEPH P. KROTT*

Joseph P. Krott, Comptroller

(Principal Accounting Officer)

RICHARD H. LENNY*

Richard H. Lenny, Director

NORMAN S. MATTHEWS*

Norman S. Matthews, Director

R. ANDERSON PEW*

R. Anderson Pew, Director

G. JACKSON RATCLIFFE*

G. Jackson Ratcliffe, Director

JOHN W. ROWE*

John W. Rowe, Director

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

SUNOCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION ACCOUNTS

For the Years Ended December 31, 2003, 2002, and 2001

(Millions of Dollars)

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged to Other Accounts
For the year ended December 31, 2003:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$11	$5	$—	$11	$5

For the year ended December 31, 2002:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$7	$10	$—	$6	$11

For the year ended December 31, 2001:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$8	$7	$—	$8	$7