Form 10-Q
period 2004-03-31
SUNOCO INC
filed 2004-05-07
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

At March 31, 2004, there were 75,569,836 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)

	2004	2003*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$5,232	$4,589
Interest income	2	2
Other income (Note 3)	11	5

	5,245	4,596

COSTS AND EXPENSES
Cost of products sold and operating expenses	4,254	3,722
Consumer excise taxes	498	437
Selling, general and administrative expenses (Note 3)	187	163
Depreciation, depletion and amortization	100	85
Payroll, property and other taxes	33	27
Interest cost and debt expense	29	29
Interest capitalized	(1)	(1)

	5,100	4,462

Income before income tax expense	145	134
Income tax expense	56	48

NET INCOME	$89	$86

Net income per share of common stock:
Basic	$1.18	$1.12
Diluted	$1.17	$1.12

Weighted average number of shares outstanding (Note 4):
Basic	75.5	76.5
Diluted	76.3	77.1

Cash dividends paid per share of common stock	$.275	$.25

*	Restated to reflect the consolidation of the Epsilon Products Company, LLC (“Epsilon”) polypropylene joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)	At March 31 2004	At December 31 2003*
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$311	$431
Accounts and notes receivable, net	1,171	1,056
Inventories:
Crude oil	401	150
Petroleum and chemical products	380	223
Materials, supplies and other	117	121
Deferred income taxes	89	91

Total Current Assets	2,469	2,072

Investments and long-term receivables	148	143
Properties, plants and equipment	8,232	8,132
Less accumulated depreciation, depletion and amortization	3,775	3,727

Properties, plants and equipment, net	4,457	4,405
Prepaid retirement costs	11	11
Deferred charges and other assets (Note 5)	412	422

Total Assets	$7,497	$7,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,784	$1,365
Accrued liabilities (Note 6)	389	435
Short-term borrowings (Note 7)	100	—
Current portion of long-term debt (Note 7)	67	103
Taxes payable	219	242

Total Current Liabilities	2,559	2,145

Long-term debt	1,434	1,498
Retirement benefit liabilities (Note 8)	605	604
Deferred income taxes	632	602
Other deferred credits and liabilities (Note 6)	230	208
Commitments and contingent liabilities (Note 6)
Minority interests (Note 3)	421	440
Shareholders’ equity (Note 9)	1,616	1,556

Total Liabilities and Shareholders’ Equity	$7,497	$7,053

*	Restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Three Months Ended March 31
	2004	2003*
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$89	$86

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	100	85
Deferred income tax expense	35	39
Payments less than (in excess of) expense for retirement plans	1	(7)
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(115)	(175)
Inventories	(277)	46
Accounts payable and accrued liabilities	377	218
Taxes payable	(18)	75
Other	(4)	11

Net cash provided by operating activities	188	378

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(112)	(68)
Acquisitions, net of seller financing of $4 in 2003 (Note 5)	(235)	(194)
Proceeds from divestments (Note 5)	97	7
Other	1	(5)

Net cash used in investing activities	(249)	(260)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from short-term borrowings	100	—
Proceeds from issuance of long-term debt	2	—
Repayments of long-term debt	(102)	(9)
Cash distributions to investors in cokemaking operations	(19)	(20)
Cash dividend payments	(21)	(19)
Purchases of common stock for treasury	(37)	—
Proceeds from issuance of common stock under management incentive and employee option plans	24	4
Other	(6)	(5)

Net cash used in financing activities	(59)	(49)

Net increase (decrease) in cash and cash equivalents	(120)	69
Cash and cash equivalents at beginning of period	431	390

Cash and cash equivalents at end of period	$311	$459

*	Restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2004 are not necessarily indicative of results for the full year 2004.

2.	Principles of Consolidation.

The consolidated financial statements of Sunoco, Inc. and subsidiaries (collectively, “Sunoco” or the “Company”) contain the accounts of all entities that are controlled (generally more than 50 percent owned) and variable interest entities for which the Company is the primary beneficiary (see below). Corporate joint ventures and other investees over which the Company has the ability to exercise significant influence but that are not consolidated are accounted for by the equity method.

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, was issued and subsequently revised in December 2003 (“FASB Interpretation No. 46”). Among other things, FASB Interpretation No. 46 defines a variable interest entity (“VIE”) as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the company that is subject to a majority of the risk of loss from the VIE’s activities or, if no company is subject to a majority of such risk, the company that is entitled to receive a majority of the VIE’s residual returns.

In connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004, Sunoco consolidated Epsilon Products Company, LLC (“Epsilon”) and restated its 2003 financial statements to conform to the 2004 presentation. Epsilon is a joint venture that consists of polymer-grade propylene operations at Sunoco’s Marcus Hook, PA refinery and an adjacent polypropylene plant. The following is a summary of the impact of consolidating Epsilon on Sunoco’s consolidated financial position at January 1, 2003 (in millions of dollars):

Increase(decrease) in:
Current assets	$11
Investments and long-term receivables	(50)
Properties, plants and equipment, net	132
Deferred charges and other assets	49
Current liabilities	(21)
Long-term debt	155
Minority interests	8

Epsilon’s long-term debt at January 1, 2003 was comprised of $120 million of floating-rate notes, which are collateralized by the joint venture’s polypropylene facility, and $35 million outstanding under Epsilon’s $40 million revolving credit facility. Sunoco, Inc. guarantees 100 percent of these borrowings.

The consolidation of Epsilon did not impact Sunoco’s net income or have a significant effect on any amounts in its condensed consolidated statements of income for the three-month periods ended March 31, 2004 and 2003.

3.	Minority Interests.

Cokemaking Operations

Since 1995, Sunoco has received $724 million in exchange for interests in its Indiana Harbor and Jewell cokemaking operations in four separate transactions. Sunoco did not recognize any gain at the dates of these transactions as the third-party investors are entitled to a preferential return on their investments, currently equal to 98 percent of the cash flows and tax benefits from the respective cokemaking operations, during the preferential return periods which continue until they recover their investments and achieve a cumulative after-tax return that averages approximately 10 percent. Income is recognized as coke production and sales generate cash flows and tax benefits which are allocated to Sunoco and the third-party investors, while expense is recognized to reflect the investors’ preferential returns.

The preferential return period for the Jewell operation is expected to end in 2011, while the preferential return period for the Indiana Harbor operation is expected to end in 2007. The estimated lengths of these preferential return periods are based upon the Company’s current expectations of future operations, including sales volumes and prices, raw material and operating costs and capital expenditure levels. Better-than-expected results will shorten the investors’ preferential return periods, while lower-than-expected results will lengthen the periods.

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

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations for the three-month periods ended March 31, 2004 and 2003 (in millions of dollars):

	Three Months Ended March 31
	2004	2003
Balance at beginning of year	$328	$379
Nonconventional fuel credit and other tax benefits*	(13)	(13)
Preferential return*	13	14
Cash distributions to third-party investors	(19)	(20)

Balance at end of period	$309	$360

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash change in the minority interest in cokemaking operations, are included in other income in the condensed consolidated statements of income.

In each of the four transactions in which the Company transferred interests in its cokemaking operations to third-party investors, Sunoco has provided tax indemnifications to the third parties for certain tax benefits allocated to them during the preferential return periods. In certain of these cases, the Company also has the option to purchase the third-party investors’ interests. These indemnifications would require the Company to make payments in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits which would be available to them. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes it is remote that it will be required to make any payments under these indemnifications, at March 31, 2004, the maximum potential payment under the tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $775 million. If this were to occur, the minority interest balance would be reduced by approximately $270 million.

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

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in

Sunoco Logistics Partners L.P. for the three-month periods ended March 31, 2004 and 2003 (in millions of dollars):

	Three Months Ended March 31
	2004	2003
Balance at beginning of year	$104	$100
Minority interest share of income*	3	5
Cash distributions to third-party investors**	(3)	(3)

Balance at end of period	$104	$102

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.
**	The Partnership increased its quarterly cash distribution per unit from $.45 to $.4875 for the fourth quarter of 2002 and then to $.50 for the second quarter of 2003, $.5125 for the third quarter of 2003, $.55 for the fourth quarter of 2003 and $.57 for the first quarter of 2004.

In April 2004, the Partnership issued 3.4 million limited partnership units under its effective shelf registration statement and redeemed 2.2 million limited partnership units owned by Sunoco. Upon completion of the offering and related redemption, Sunoco now has a 62.6 percent interest in the Partnership, including its 2 percent general partnership interest. Sunoco did not recognize any gain or loss on these transactions (Note 12).

4.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS for the three-month periods ended March 31, 2004 and 2003 (in millions):

	Three Months Ended March 31
	2004	2003
Weighted average number of common shares outstanding – basic	75.5	76.5
Add effect of dilutive stock incentive awards	.8	.6

Weighted average number of shares - diluted	76.3	77.1

5.	Changes in Business.

Acquisitions

Eagle Point Refinery and Related Assets – Effective January 13, 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation for $235 million, including inventory. In connection with this transaction, Sunoco assumed certain environmental and other liabilities. The Eagle Point refinery is located in Westville, NJ, near the Company’s existing Northeast refining operations. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the Northeast and enables the capture of significant synergies in the larger Northeast Refining Complex. The related assets acquired include certain pipeline and other logistics assets associated with the refinery which Sunoco sold to Sunoco Logistics Partners L.P. in March 2004 (Note 12).

The purchase price has been tentatively allocated to the assets acquired and liabilities assumed based on their relative fair market values at the acquisition date. The following is a summary of the effects of the transaction on Sunoco’s consolidated financial position as of the acquisition date (in millions of dollars):

Increase in:
Inventories	$152
Properties, plants and equipment, net	100
Accrued liabilities	(3)
Other deferred credits and liabilities	(14)

Cash paid on acquisition date	$235

In the first quarter of 2004, El Paso informed Sunoco that it disagrees with Sunoco’s computation of the total amount due for inventory purchased in connection with the Eagle Point refinery acquisition. Sunoco believes its estimated payment for inventory on the acquisition date included a $5 million overpayment, while El Paso believes that Sunoco should pay El Paso an additional $26 million. Sunoco believes its interpretation of the contractual obligation is correct and is attempting to resolve this dispute. Changes in the payment for inventory would be treated as an adjustment to the purchase price for the acquisition.

Service Stations – In the second quarter of 2003, Sunoco completed the purchase of 193 Speedway® retail gasoline sites from a subsidiary of Marathon Ashland Petroleum LLC for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, are all Company-operated locations with convenience stores. Of the 193 outlets, Sunoco became lessee for 54 of the sites under long-term lease agreements. The Speedway® sites are being re-branded as Sunoco® locations in the 2003-2004 period. The Company believes this acquisition fits its long-term strategy to build a retail and convenience store network that will provide attractive long-term returns.

The purchase price has been allocated to the assets acquired and liabilities assumed based on their relative estimated fair market values at the acquisition date. The following is a summary of the effects of this transaction on Sunoco’s consolidated financial position as of the acquisition date (in millions of dollars):

Increase in:
Inventories	$21
Properties, plants and equipment, net	143
Other deferred credits and liabilities	(2)

Cash paid on acquisition date	$162

In conjunction with Sunoco’s retail portfolio management activities, in 2004, Sunoco intends to sell its ownership interest in approximately 50 of the Speedway® sites and convert them to distributor outlets that will market under the Sunoco® brand. During the first four months of 2004, 19 of these sites have been sold.

Transaction with Equistar Chemicals, L.P. - Effective March 31, 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a joint venture between Lyondell Chemical Company and Millennium Chemicals Inc. In connection with this transaction, Equistar and the new partnership entered into a 700 million pounds-per-year, 15-year propylene supply contract with Sunoco. Of this amount, 500 million pounds per year is priced on a cost-

based formula that includes a fixed discount that declines over the life of the contract, while the remaining 200 million pounds per year is based on market prices. Sunoco also purchased Equistar’s polypropylene facility in Bayport, TX. Sunoco paid $194 million in cash and borrowed $4 million from the seller to form the partnership and acquire the Bayport facility.

Through the new partnership, the Company believes it has secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business, while the acquisition of the Bayport facility has increased the Company’s polypropylene capacity. This transaction complements and enhances the Company’s polypropylene business and strengthens its market position.

The purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values at the acquisition date. The following is a summary of the effects of the transaction on Sunoco’s consolidated financial position as of the date of the transaction (in millions of dollars):

Increase in:
Inventories	$11
Properties, plants and equipment, net	30
Deferred charges and other assets	160 *
Accrued liabilities	(2)
Retirement benefit liabilities	(1)

198

Seller financing:
Current portion of long-term debt	(1)
Long-term debt	(3)

(4)

Cash paid on acquisition date	$194

*	Represents the amounts allocated to the propylene supply contract and the related partnership. The Company will amortize this deferred cost into income over the 15-year life of the supply contract in a manner that reflects the future decline in the fixed discount over the contract period. This amortization expense amounted to $4 million in the three months ended March 31, 2004. The unamortized cost related to the supply contract and related partnership amounted to $145 million at March 31, 2004.

Pro Forma Data for Acquisitions - The unaudited pro forma sales and other operating revenue, net income and net income per share of common stock of Sunoco, as if the acquisition of the Eagle Point refinery and related assets, the 193 Speedway® outlets and the Bayport polypropylene facility had occurred on January 1, 2003, are as follows (in millions of dollars, except per share amounts):

	Three Months Ended March 31
	2004	2003
Sales and other operating revenue	$5,309	$5,336

Net income	$91	$109

Net income per share of common stock – diluted	$1.19	$1.41

The pro forma amounts above do not include any effects attributable to the propylene supply contract or the related partnership with Equistar since the supply contract did not exist prior to the transaction date.

The pro forma information does not purport to be indicative of the results that actually would have been obtained if the Eagle Point refinery and related assets, the 193 Speedway® outlets and the Bayport polypropylene facility had been part of Sunoco’s businesses during the periods presented and is not intended to be a projection of future results. Accordingly, the pro forma results do not reflect any restructuring costs, changes in operating levels, or potential cost savings and other synergies.

Plasticizer Business Divestment

During the fourth quarter of 2003, Sunoco announced its decision to sell its plasticizer business and in that period recorded a $23 million provision ($15 million after tax) to write down the assets held for sale to their estimated fair values less costs to sell and established a $5 million accrual ($2 million after tax) for employee terminations under a postemployment plan and for other required exit costs. Sunoco sold this business and related inventory in January 2004 to BASF for approximately $90 million in cash. The sale included the Company’s plasticizer facility in Pasadena, TX. The Company’s Neville Island, PA, site was not part of the transaction and will continue to produce plasticizers exclusively for BASF under a three-year tolling agreement. Sunoco also agreed to provide terminalling services at this facility to BASF for a 15-year period.

6.	Commitments and Contingent Liabilities.

Sunoco is contingently liable under various arrangements that guarantee debt of third parties aggregating to approximately $12 million at March 31, 2004. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

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

	At March 31 2004	At December 31 2003
Accrued liabilities	$38	$44
Other deferred credits and liabilities	117	102

	$155	$146

The following table summarizes the changes in the accrued liability for environmental remediation activities by category for the three-month periods ended March 31, 2004 and 2003 (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2003	$52	$72	$8	$19	$5	$3	$159
Accruals	—	5	—	1	1	—	7
Payments	(2)	(3)	—	(2)	(1)	—	(8)

Balance at March 31, 2003	$50	$74	$8	$18	$5	$3	$158

Balance at January 1, 2004	$43	$74	$7	$15	$5	$2	$146
Accruals	—	4	—	—	—	—	4
Payments	(2)	(4)	—	(1)	(1)	—	(8)
Acquisitions and divestments	11	—	(1)	—	—	—	10
Other*	2	1	—	—	—	—	3

Balance at March 31, 2004	$54	$75	$6	$14	$4	$2	$155

*	Consists of increases in the accrued liability for which recovery from third parties is probable.

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At March 31, 2004, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $105 million. However, the Company believes it is very unlikely that it will realize the maximum loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

Under various environmental laws, including the Resource Conservation and Recovery Act (“RCRA”) (which relates to solid and hazardous waste treatment, storage and disposal), Sunoco has initiated corrective remedial action at its facilities, formerly owned facilities and third-party sites. At the Company’s major manufacturing facilities, Sunoco has consistently assumed continued industrial use and a containment/remediation strategy focused on eliminating unacceptable risks to human health or the environment. The remediation accruals for these sites reflect that strategy. Accruals include amounts to prevent off-site migration and to contain the impact on the facility property, as well as to address known, discrete areas requiring remediation within the plants. Activities include closure of RCRA solid waste management units, recovery of hydrocarbons, handling of impacted soil, mitigation of surface water impacts and prevention of off-site migration.

Many of Sunoco’s current terminals are being addressed with the above containment/remediation strategy. At some smaller or less impacted facilities and some previously divested terminals, the focus is on remediating discrete interior areas to attain regulatory closure.

Sunoco owns or operates certain retail gasoline outlets where releases of petroleum products have occurred. Federal and state laws and regulations require that contamination caused by such releases at these sites and at formerly owned sites be assessed and remediated to meet the applicable standards. The obligation for Sunoco to remediate this type of contamination varies, depending on the extent of the release and the applicable laws and regulations. A portion of the remediation costs may be recoverable from the reimbursement fund of the applicable state, after any deductible has been met.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of March 31, 2004, Sunoco had been named as a PRP at 47 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s negligible participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $6 million at March 31, 2004. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact multiple Sunoco facilities and formerly owned and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $23 million at March 31, 2004 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

In December 1999, the U.S. Environmental Protection Agency (“EPA”) adopted a rule under the Clean Air Act (which relates to emissions of materials into the air). This rule phases in limitations on the sulfur content of gasoline beginning in 2004. In January 2001, the EPA adopted another rule which will require limitations on the allowable sulfur content of on-road diesel fuel beginning in 2006. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations, primarily with respect to the capital and operating expenditures at its five current refineries. Most of the capital spending is likely to occur in the 2004-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new gasoline and diesel requirements will be in the range of $400-$500 million, including amounts attributable to the recently acquired Eagle Point refinery. Spending to meet these requirements totaled $36 million through March 31, 2004. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the systems pertaining to banking and trading credits, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

In April 2002, the EPA issued regulations implementing Phase II of the petroleum refinery Maximum Achievable Control Technology (“MACT II”) rule under the Clean Air Act. This rule regulates emissions of hazardous air pollutants (including organics, reduced sulfur compounds, inorganics and particulate metals) from certain sources at petroleum refineries, including catalytic cracking and reforming units and sulfur recovery units. The rule requires all petroleum refineries that are major sources of hazardous air pollutants to meet emission standards reflecting the application of the maximum achievable control technology at the affected sources by April 2005. Analysis of this rule to determine its impact is ongoing. Although the ultimate impact of the rule cannot be determined at this time, it could have a significant impact on Sunoco and its operations, primarily with respect to capital expenditures at its refineries.

In July 1997, the EPA promulgated new, more stringent National Ambient Air Quality Standards for ozone and fine particles, which is resulting in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio and West Virginia, where Sunoco operates facilities. The EPA issued final ozone non-attainment area designations in April 2004, which become effective June 15, 2004. Fine particle non-attainment areas are not expected to be designated until early 2005. These standards will result in further controls of both nitrogen oxide and volatile organic compound emissions. Regulatory programs, when established to implement the new standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA completes the non-attainment area designation process and promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised State Implementation Plans to respond to the new regulations.

Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act, targeting industries with large manufacturing facilities that are significant sources of emissions, including the refining industry. The EPA has asserted that many of these facilities have modified or expanded their operations over time without complying with New Source Review regulations that require permits and new emission controls in connection with any significant facility modifications or expansions that could increase emissions above certain thresholds, and have violated various other provisions of the Clean Air Act, including the New Source Review and Prevention of Significant Deterioration (“NSR/PSD”) Program, Benzene Waste Operations National Emissions Standards for Hazardous Air Pollutants (“NESHAP”), Leak Detection and Repair (“LDAR”) and flaring requirements. As part of this enforcement initiative, the EPA has entered into consent agreements with several refiners that require them to pay civil fines and penalties and make significant capital expenditures to install emissions control equipment at selected facilities. For some of these refineries, the cost of the required emissions control equipment is significant, depending on the size, age and configuration of the refinery. Sunoco received information requests in 2000, 2001 and 2002 in connection with the enforcement initiative pertaining to its Marcus Hook, Philadelphia, Toledo and Tulsa refineries, the Puerto Rico refinery divested in 2001 and its phenol facility in Philadelphia, PA. Sunoco has completed its responses to the EPA. In 2003, Sunoco received an additional information request pertaining to its phenol plant in Philadelphia.

Sunoco has received Notices of Violation and Findings of Violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. The Notices and Findings of Violation allege failure to comply with certain requirements relating to benzene wastewater emissions at the Company’s Marcus Hook, Toledo and Philadelphia refineries and failure to comply with certain requirements relating to leak detection and repair at the Toledo refinery. In addition, the EPA has alleged that: at the Company’s Philadelphia refinery, certain modifications were made to one of the fluid catalytic cracking units in 1992 and 1998 without obtaining requisite permits; at the Company’s Marcus Hook refinery, certain modifications were made to the fluid catalytic cracking unit in 1990 and 1996 without obtaining requisite permits; and at the Company’s Toledo refinery, certain physical and operational changes were made to the fluid catalytic cracking unit in 1985 without obtaining requisite permits. The EPA has also alleged that at the Company’s Toledo refinery, certain physical and operational changes were made to the sulfur plant in 1995, 1998 and 1999 without obtaining requisite permits; certain physical and operational changes were made to a flare system without obtaining requisite permits; and that the flare system was not being operated in compliance with the Clean Air Act. Sunoco has met with representatives of the EPA on these Notices and Findings of Violation and is currently evaluating its position. Although Sunoco does not believe that it has violated any Clean Air Act requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures, incur higher operating costs, operate these refineries at reduced levels and pay significant penalties. There were no liabilities accrued at March 31, 2004 in connection with this initiative. With respect to the Company’s recently acquired Eagle Point refinery, El Paso Corporation, its prior owner, has entered into a consent decree with the EPA and the New Jersey Department of Environmental Protection as part of the EPA’s enforcement initiative. Sunoco does not anticipate substantial capital expenditures on its part as a result of El Paso’s consent decree.

Energy policy legislation continues to be debated in the U.S. Congress. The Bush Administration and the U.S. Senate and U.S. House have been unable to reach agreement on final legislation. There are numerous issues being debated, including an MTBE phaseout, ethanol and MTBE “safe harbor” liability provisions, ethanol and renewal fuels mandates and other issues that could impact gasoline production. Sunoco uses MTBE and ethanol as oxygenates in different geographic areas of its refining and marketing system. While federal action is uncertain, California, New York and Connecticut began enforcing state-imposed MTBE bans on January 1, 2004. Sunoco does not market in California but is complying with the bans in New York and Connecticut. These bans have resulted in unique gasoline blends, which could have a significant impact on market conditions depending on the details of future regulations, the impact on gasoline supplies, the cost and availability of ethanol and alternate oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco and the industry in general to recover their costs in the marketplace. A number of additional states, including some in the northeastern United States, have legislative and administrative actions underway that could lead to MTBE bans by 2007.

Sunoco, along with other refiners, manufacturers and sellers of gasoline, owners and operators of retail gasoline sites, and manufacturers of MTBE, are defendants in over 60 cases in 17 states involving the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. Plaintiffs, which include private litigants, governments and quasi-governmental entities, including various water authorities and towns, and the State of New Hampshire, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product. Plaintiffs also generally are alleging groundwater contamination, nuisance, trespass, negligence, failure to warn, violation of environmental laws and deceptive business practices. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief and punitive damages. Most of the cases have been removed to federal court by motion of the defendants and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York. Motions to remand these cases to their respective state courts are pending. Up to this point, for the group of MTBE cases currently pending, there has been little information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2004. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

7.	Debt Refinancing.

In the first quarter of 2004, the Company issued $100 million of commercial paper and used the proceeds to repay its $100 million of 7 1/8 percent notes that were due in March 2004.

8.	Retirement Benefit Plans.

The following sets forth the components of defined benefit plans and postretirement benefit plans expense for the three-month periods ended March 31, 2004 and 2003 (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended March 31		Three Months Ended March 31
	2004	2003	2004	2003
Service cost (cost of benefits earned during the year)	$11	$9	$2	$2
Interest cost on benefit obligations	21	22	6	6
Expected return on plan assets	(20)	(20)	—	—
Amortization of:
Prior service cost (benefit)	1	1	(2)	(3)
Unrecognized losses	8	5	1	1

	$21	$17	$7	$6

In the fourth quarter of 2003, Congress passed the Medicare Prescription Drug Act of 2003. As permitted, no accounting recognition has been given to this new legislation because authoritative accounting guidance has not yet been issued and the Company cannot reasonably estimate its impact at this time.

9.	Shareholders’ Equity.

	At March 31 2004	At December 31 2003
	(Millions of Dollars)
Common stock, par value $1 per share	$138	$137
Capital in excess of par value	1,586	1,552
Earnings employed in the business	2,444	2,376
Accumulated other comprehensive loss	(189)	(187)
Common stock held in treasury, at cost	(2,363)	(2,322)

Total	$1,616	$1,556

10.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income for the three-month periods ended March 31, 2004 and 2003 (in millions of dollars):

	Three Months Ended March 31
	2004	2003
Net income	$89	$86
Other comprehensive income:
Net hedging gains (net of related tax expense of $1 in 2004 and $2 in 2003)	2	4
Reclassifications of net hedging gains to earnings (net of related tax benefit of $2 in 2004 and $4 in 2003)	(4)	(7)

Comprehensive income	$87	$83

11.	Business Segment Information.

The following table sets forth certain income statement information concerning Sunoco’s business segments for the three-month periods ended March 31, 2004 and 2003 (in millions of dollars):

	Sales and Other Operating Revenue
Three Months Ended March 31, 2004	Unaffiliated Customers		Inter- segment	Segment Income (Loss) (after tax)
Refining and Supply	$2,326		$1,437	$100
Retail Marketing	2,018		—	(4)
Chemicals	445		—	12
Logistics	379		365	8
Coke	64		—	9
Corporate and Other	—		—	(36	)*

Consolidated	$5,232			$89

Three Months Ended March 31, 2003
Refining and Supply	$1,976		$1,206	$93
Retail Marketing	1,758		—	10
Chemicals	430	**	—	(4)
Logistics	362		354	11
Coke	63		—	10
Corporate and Other	—		—	(34	)***

Consolidated	$4,589			$86

*	Consists of $12 million of after tax corporate expenses and $24 million of after-tax net financing expenses and other.
**	Restated to reflect the consolidation of the Epsilon joint venture in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).
***	Consists of $9 million of after-tax corporate expenses and $25 million of after-tax net financing expenses and other.

The following table sets forth Sunoco’s total assets by business segment at March 31, 2004 (in millions of dollars):

Refining and Supply	$2,902
Retail Marketing	1,278
Chemicals	1,500
Logistics	1,222
Coke	277
Corporate and Other	376	*

Consolidated	$7,497	**

*       Consists of Sunoco’s $89 million consolidated deferred income tax asset, $11 million of prepaid retirement costs and $276 million attributable to corporate activities.

**     After elimination of intersegment receivables.

12.	Subsequent Events.

In April 2004, Sunoco Logistics Partners L.P. issued 3.4 million limited partnership units under its effective shelf registration statement at a price of $39.75 per unit. Proceeds from the offering totaled approximately $129 million net of underwriting discounts and offering expenses. Coincident with the offering, the Partnership redeemed for $83 million, 2.2 million limited partnership units owned by Sunoco. Upon completion of the offering and related redemption of Sunoco’s limited partnership units, Sunoco now has a 62.6 percent interest in the Partnership, including its 2 percent general partnership interest. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on these transactions. The proceeds from the offering were also used by the Partnership to finance the $20 million acquisition in March 2004 of certain pipeline and other logistics assets previously purchased by Sunoco with the Eagle Point refinery (Note 5) and the $12 million purchase in April 2004 of two ConocoPhillips refined product terminals located in Baltimore, MD and Manassas, VA. The logistics assets sold to the Partnership by Sunoco consist of crude oil and refined product ship and barge docks; refined product truck racks; and a 4.5 mile refined product pipeline from the Eagle Point refinery to the origin of the Harbor Pipeline. No gain or loss was recognized on this transaction. In addition, the Partnership intends to use proceeds from the offering to purchase an interest in the Harbor Pipeline from El Paso Corporation for $7 million.

In April 2004, Sunoco completed the purchase of 340 retail outlets currently operated under the Mobil® brand from ConocoPhillips for $181 million, including inventory. Of the total sites acquired, 112 are owned in fee or subject to long-term leases, with average gasoline throughput of approximately 175 thousand gallons per month. The remaining network consists of supply for 34 contract dealer-owned and operated locations and 194 branded distributor sites. These outlets, which include 31 sites that are Company-operated and have convenience stores, are located primarily in Delaware, Maryland, Virginia and Washington, D.C. These sites will be rebranded to Sunoco® gasoline and APlus® convenience stores over time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended March 31
	2004	2003	Variance
	(Millions of Dollars)
Refining and Supply	$100	$93	$7
Retail Marketing	(4)	10	(14)
Chemicals	12	(4)	16
Logistics	8	11	(3)
Coke	9	10	(1)
Corporate and Other:
Corporate expenses	(12)	(9)	(3)
Net financing expenses and other	(24)	(25)	1

Consolidated net income	$89	$86	$3

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended March 31, 2004, Sunoco earned $89 million, or $1.17 per share of common stock on a diluted basis, compared to $86 million, or $1.12 per share, for the first quarter of 2003.

The $3 million increase in net income in the first quarter of 2004 was primarily due to a $23 million income contribution from the Eagle Point refinery acquired on January 13, 2004, a $28 million increase in margins for wholesale fuel and chemical products and a $5 million income contribution associated with the propylene supply agreement with Equistar Chemicals, L.P. and sales from the Bayport, TX, polypropylene facility acquired from Equistar. Partially offsetting these positive factors were lower margins for retail gasoline ($14 million), higher expenses($26 million), including fuel and depreciation, lower chemicals sales volumes($8 million) and lower income from logistics operations($3 million).

Refining and Supply

	For the Three Months Ended March 31
	2004	2003
Income (millions of dollars)	$100	$93
Wholesale margin* (per barrel):
Total Refining and Supply	$5.68	$5.35
Northeast Refining Complex	$5.74	$5.68
MidContinent Refining Complex	$5.46	$4.59
Crude inputs as percent of crude unit rated capacity**	95	96
Throughputs***(thousands of barrels daily):
Crude oil	824.6	700.2
Other feedstocks	65.6	57.6

Total throughputs	890.2	757.8

Products manufactured***(thousand of barrels daily):
Gasoline	419.0	359.6
Middle distillates	285.1	238.1
Residual fuel	77.5	58.7
Petrochemicals	33.3	25.3
Lubricants	13.0	13.2
Other	96.0	93.5

Total production	923.9	788.4
Less: Production used as fuel in refinery operations	42.9	36.8

Total production available for sale	881.0	751.6

*	Wholesale sales revenue less cost of crude oil, other feedstocks, product purchases and related terminalling and transportation divided by production available for sale.
**	In January 2004, crude unit capacity increased from 730 to 890 thousands of barrels daily. This change reflects the acquisition of the 150 thousand barrels-per-day Eagle Point refinery effective January 13, 2004 and a 10 thousand barrels-per-day adjustment at the Toledo refinery reflecting the increased reliability and enhanced operations at this facility in recent years. The calculation of the crude inputs as a percent of crude unit rated capacity for the three months ended March 31, 2004 includes the Eagle Point refinery, effective January 13, 2004.
***	Data pertaining to the Eagle Point refinery for the three months ended March 31, 2004 are based on the amounts attributable to the 79-day ownership period (January 13, 2004 – March 31, 2004) divided by 91 days.

Refining and Supply earned $100 million in the first three months of 2004 versus $93 million in the first quarter of 2003. The $7 million improvement in results was largely due to the $23 million income contribution from the Eagle Point refinery acquired on January 13, 2004 (see below), higher production volumes in the Northeast Refining System ($8 million) and slightly higher realized margins ($12 million). Partially offsetting these positive variances were higher expenses ($23 million), including fuel and depreciation, lower production volumes in Sunoco’s MidContinent Refining System ($8 million) due to planned turnaround activity at both the Toledo and Tulsa refineries in March 2004 and a higher effective income tax rate ($7 million).

Effective January 13, 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation for $235 million, including inventory. In connection with this transaction, Sunoco assumed certain environmental and other liabilities. The Eagle Point refinery is located in Westville, NJ near the Company’s existing Northeast refining operations. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the Northeast and enables the capture of significant synergies in the larger Northeast Refining Complex. The related assets acquired include certain pipeline and other logistics assets associated with the refinery which Sunoco sold to Sunoco Logistics Partners L.P. in March 2004. (See Notes 5 and 12 to the condensed consolidated financial statements.)

In the first quarter of 2004, El Paso informed Sunoco that it disagrees with Sunoco’s computation of the total amount due for inventory purchased in connection with the Eagle Point refinery acquisition. Sunoco believes its estimated payment for inventory on the acquisition date included a $5 million overpayment, while El Paso believes that Sunoco should pay El Paso an additional $26 million. Sunoco believes its interpretation of the contractual obligation is correct and is attempting to resolve this dispute. Changes in the payment for inventory would be treated as an adjustment to the purchase price for the acquisition.

Retail Marketing

	For the Three Months Ended March 31
	2004	2003
Income (loss) (millions of dollars)	$(4)	$10
Retail margin* (per barrel):
Gasoline	$2.68	$3.48
Middle distillates	$6.27	$5.98
Sales (thousands of barrels daily):
Gasoline	273.7	251.2
Middle distillates	44.5	44.3

	318.2	295.5

Retail gasoline outlets	4,532	4,368

*	Retail sales price less wholesale price and related terminalling and transportation costs divided by total sales volumes. The retail sales price is the weighted average price received through the various branded marketing distribution channels.

Retail Marketing had a loss of $4 million in the current three-month period versus income of $10 million in the first quarter of 2003. The $14 million decrease in results was due to lower retail gasoline margins ($14 million), which averaged 6.4 cents per gallon and were down almost two cents per gallon from the prior-year quarter. Current quarter results included a $1 million income contribution from the Speedway® sites acquired in June 2003 (see below).

In April 2004, Sunoco completed the purchase of 340 retail outlets currently operated under the Mobil® brand from ConocoPhillips for $181 million, including inventory. Of the total sites acquired, 112 are owned in fee or subject to long-term leases, with average throughput of approximately 175 thousand gallons per month. The remaining network consists of supply for 34 contract dealer-owned and operated locations and 194 branded locations. These outlets, which include 31 sites that are Company-operated and have convenience stores, are located primarily in Delaware, Maryland, Virginia and Washington, D.C. The Mobil® sites will be rebranded to Sunoco® gasoline and APlus® convenience stores over time. In the second quarter of 2003, Sunoco completed the purchase of 193 Speedway® retail gasoline sites from a subsidiary of Marathon Ashland Petroleum LLC for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, are all Company-operated locations with convenience stores. Of the 193 outlets, Sunoco became lessee for 54 of the sites under long-term lease agreements. The Speedway® sites are being re-branded as Sunoco® locations in the 2003-2004 period. The Company believes these acquisitions fit its long-term strategy to build a retail and convenience store network that will provide attractive long-term returns. In conjunction with Sunoco’s retail portfolio management activities, in 2004, Sunoco intends to sell its ownership interest in approximately 50 of the Speedway® sites and convert them to distributor outlets that will market under the Sunoco® brand. During the first four months of 2004, 19 of these sites have been sold. (See Notes 5 and 12 to the condensed consolidated financial statements.)

Chemicals*

	For the Three Months Ended March 31
	2004	2003
Income (loss) (millions of dollars)	$12	$(4)
Margin** (cents per pound):
All products***	9.2	6.8
Phenol and related products	8.6	6.6
Polypropylene***	10.4	7.4
Sales (millions of pounds):
Phenol and related products	614	670
Polypropylene†	575	550
Plasticizers††	28	157
Other	48	46

	1,265	1,423

*	Prior-period amounts have been restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004.
**	Wholesale sales revenue less cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
***	The 2004 polypropylene and all products margins include the impact of a long-term supply contract entered into on March 31, 2003 with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount (see below).
†	Includes amounts attributable to the Bayport facility subsequent to its purchase, effective March 31, 2003.
††	Consists of amounts attributable to the plasticizer business, which was divested in January 2004.

Chemicals earned $12 million in the first quarter of 2004 versus a loss of $4 million in the prior-year period. The $16 million increase in earnings was due largely to higher realized margins ($16 million), primarily for phenol and related products and a $5 million income contribution associated with the 2003 propylene supply agreement with Equistar Chemicals, L.P. and sales from the Bayport, TX polypropylene facility acquired from Equistar. Phenol sales volumes declined 8 percent ($3 million) from the prior-year quarter as sales were limited by cumene availability issues in the industry. Polypropylene sales volumes (excluding the Bayport facility) declined 19 percent ($5 million) due to sales from inventory during the prior-year period.

During the fourth quarter of 2003, Sunoco announced its decision to sell its plasticizer business and in that period recorded a $23 million provision ($15 million after tax) to write down the assets held for sale to their estimated fair values less costs to sell and established a $5 million accrual ($2 million after tax) for employee terminations under a postemployment plan and for other required exit costs. Sunoco sold this business and related inventory in January 2004 to BASF for approximately $90 million in cash. The sale included the Company’s plasticizer facility in Pasadena, TX. The Company’s Neville Island, PA, site was not part of the transaction and will continue to produce plasticizers exclusively for BASF under a three-year tolling agreement. Sunoco also agreed to provide terminalling services at this facility to BASF for a 15-year period. (See Note 5 to the condensed consolidated financial statements.)

Effective March 31, 2003, Sunoco formed a limited partnership with Equistar involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a joint venture between Lyondell Chemical Company and Millennium Chemicals Inc. In connection with this transaction, Equistar and the new partnership entered into a 700 million pounds-per-year, 15-year propylene supply contract with Sunoco. Of this amount, 500 million pounds per year is priced on a cost-based formula that includes a fixed discount that declines over the life of the contract, while the remaining 200 million pounds per year is based on market prices. Sunoco also purchased Equistar’s polypropylene facility in Bayport, TX. Sunoco paid $194 million in cash and borrowed $4 million from the seller to form the partnership and acquire the Bayport facility. (See Note 5 to the condensed consolidated financial statements.)

Logistics

Sunoco’s Logistics business, which is comprised of Sunoco’s interest in Sunoco Logistics Partners L.P. as well as certain other assets and joint venture interests, earned $8 million in the first quarter of 2004 versus $11 million in the year-ago period. The $3 million decline in earnings was due largely to lower results from the Western Crude System and lower joint-venture income.

In March 2004, the Partnership purchased, for $20 million, certain pipeline and other logistics assets that had previously been acquired by Sunoco with the Eagle Point refinery and, in April 2004, acquired ConocoPhillips’ Baltimore, MD, and Manassas, VA, refined product terminals for $12 million. In addition, the Partnership intends to purchase an interest in the Harbor Pipeline from El Paso Corporation for $7 million (see “Financial Capacity” below).

Coke

Coke earned $9 million in the first quarter of 2004 versus $10 million in the first quarter of 2003.

In October 2003, Sun Coke entered into an agreement with three affiliates of International Steel Group (“ISG”) to build and operate a 550 thousand tons-per-year cokemaking facility in Haverhill, OH. Construction of this facility, which is estimated to cost approximately $140 million, commenced in December 2003, and the facility is expected to be operational in March 2005. In connection with this agreement, ISG has agreed to purchase 550,000 tons per year of coke from this facility, which is in addition to the 700,000 tons it currently is purchasing annually from the Company’s Jewell production through 2005. These two contracts have been combined into a 15-year, 1.25 million tons-per-year contract. In addition, the heat recovery steam generation associated with the cokemaking process at this facility will provide low-cost steam to the Company’s adjacent chemical manufacturing complex.

Sun Coke is currently discussing a venture with three major steel companies and a major iron ore producer under which Sun Coke would oversee the construction of a coke production facility and associated cogeneration power plant in Vitória, Brazil with an estimated cost of $350-$400 million. Sun Coke would operate the facilities and the other parties would take the coke production under long-term tolling agreements. One of the steel companies would purchase all of the electricity produced at the facility. Subject to finalization of agreements among the parties, construction would begin in 2004, and the facilities would be operational in 2006. It is anticipated that ownership of the venture would be shared by several parties, including the off-takers, with Sun Coke owning a minority interest. Sun Coke’s level of participation in this project is subject to approval of Sunoco’s Board of Directors.

In addition, given the rise in demand for steel and the related demand increases for coke, the Company is currently discussing opportunities for new cokemaking facilities with many domestic and international steel companies. Any new ventures would generally have an ownership structure similar to the Company’s proposed venture in Vitória, Brazil.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $12 million after tax in the current quarter versus $9 million in the first quarter of 2003. The $3 million increase was largely due to higher employee-related expenses, including accruals associated with stock-based compensation.

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $5.25 billion in the first three months of 2004 compared to $4.60 billion in the first three months of 2003. The 14 percent increase was primarily due to significantly higher refined product sales volumes, largely attributable to the acquisition of the Eagle Point refinery and the Speedway retail sites. Also contributing to the increase were higher refined product prices, higher consumer excise taxes and higher convenience store merchandise sales volumes.

Costs and Expenses — Total pretax costs and expenses were $5.10 billion in the first three months of 2004 compared to $4.46 billion in the first three months of 2003. The 14 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs. The higher crude oil acquisition costs reflect the Company’s higher crude oil throughputs resulting from the acquisition of the Eagle Point refinery, while the higher refined product acquisition costs reflect purchases to supply the Speedway® retail sites located primarily in Florida and South Carolina. Also contributing to the increase were higher consumer excise taxes, higher selling, general and administrative expenses and the cost of higher merchandise sales at the Company’s convenience store outlets.

FINANCIAL CONDITION

Cash and Working Capital

At March 31, 2004, Sunoco had cash and cash equivalents of $311 million compared to $431 million at December 31, 2003, and had a working capital deficit of $90 million compared to a working capital deficit of $73 million at December 31, 2003. The $120 million decrease in cash and cash equivalents was due to a $249 million net use of cash in investing activities and a $59 million net use of cash in financing activities, partially offset by $188 million of net cash provided by operating activities (“cash generation”). Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at March 31, 2004 by $1,214 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first three months of 2004, Sunoco’s cash generation was $188 million compared to $378 million in the first three months of 2003. This $190 million decrease in cash generation was primarily due to the absence of a $73 million income tax refund received in March 2003 and a decrease in other working capital sources pertaining to operating activities largely as a result of an increase in refined product inventory, partially offset by higher depreciation, depletion and amortization.

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

The Company has a revolving credit facility (the “Facility”) totaling $785 million, which consists of a $385 million commitment through July 2005 and a $400 million commitment that matures in July 2004. The Company intends to establish a replacement facility during the second quarter of 2004. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper and letters of credit. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.0 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2002). At March 31, 2004, the Company’s tangible net worth was $1.6 billion and its targeted tangible net worth was $1.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At March 31, 2004, this ratio was .43 to 1. At March 31, 2004, $100 million of commercial paper was outstanding related to the above short-term borrowing arrangements.

Sunoco Logistics Partners L.P. has a three-year $250 million revolving credit facility through January 2005, which is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. It includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. At March 31, 2004, $65 million was outstanding under this credit facility, which is classified as current portion of long-term debt in the condensed consolidated balance sheet. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3.5 to 1. At March 31, 2004, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.8 to 1 and the interest coverage ratio was 5.4 to 1. The Partnership intends to establish a replacement facility in 2004.

The Company’s Epsilon joint venture has a $40 million revolving credit facility that matures in September 2006. The credit facility contains restrictive covenants which, among other things, limit the incurrence of additional debt and the sale of assets by Epsilon. At March 31, 2004, $30 million was outstanding under this credit facility, which is guaranteed by Sunoco, Inc.

The following table sets forth Sunoco’s outstanding borrowings (in millions of dollars):

	At March 31 2004	At December 31 2003
Short-term borrowings	$100	$—
Current portion of long-term debt	67	103
Long-term debt	1,434	1,498

Total borrowings	$1,601	$1,601

In the first quarter of 2004, the Company issued $100 million of commercial paper and used the proceeds to repay its $100 million of 7 1/8 percent notes that were due in March 2004. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock or selling a portion of its Sunoco Logistics Partners L.P. common units (see below).

The Company has an effective shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At March 31, 2004, $1,300 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has an effective shelf registration statement, under which the Partnership may sell debt or common units representing limited partner interests. The amount, type and timing of any financings under these registration statements will depend upon, among other things, the Company’s and the Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and the Partnership’s respective debt obligations and revolving credit facilities. Subsequent to the Partnership’s April 2004 equity offering (see below), $365 million remains available under the Partnership’s shelf registration statement.

In April 2004, the Partnership issued 3.4 million limited partnership units under its effective shelf registration statement at a price of $39.75 per unit. Proceeds from the offering totaled approximately $129 million net of underwriting discounts and offering expenses. Coincident with the offering, the Partnership redeemed for $83 million, 2.2 million limited partnership units owned by Sunoco. Upon completion of the offering and related redemption of Sunoco’s limited partnership units, Sunoco now has a 62.6 percent interest in the Partnership, including its 2 percent general partnership interest. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on these transactions. The proceeds from the offering were also used by the Partnership to finance the $20 million acquisition in March 2004 of certain pipeline and other logistics assets previously purchased by Sunoco with the Eagle Point refinery and the $12 million purchase in April 2004 of two ConocoPhillips refined product terminals located in Baltimore, MD and Manassas, VA. The logistics assets sold to the Partnership by Sunoco consist of crude oil and refined product ship and barge docks; refined product truck racks; and a 4.5 mile refined product pipeline from the Eagle Point refinery to the origin of the Harbor Pipeline. In addition, the Partnership intends to use proceeds from the offering to purchase an interest in the Harbor Pipeline from El Paso Corporation for $7 million.

Off-Balance Sheet Arrangement

In December 2003, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc., entered into a three-year accounts receivable securitization facility under which the subsidiary may sell on a revolving basis up to a $200 million undivided interest in a designated pool of certain accounts receivable. This facility replaced a $200 million facility that was scheduled to terminate in 2004. No receivables have been sold to third parties under either of these facilities.

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans for the first three months of 2004 and the full-year 2003 (in millions of dollars):

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Market value of investments at beginning of period	$1,071	$930
Increase (reduction) in market value of investments resulting from:
Net investment income	37	211
Company contributions	18	89
Plan benefit payments	(30)	(159)

	$1,096	$1,071

Pension expense for 2004 is projected to increase approximately $10 million after tax. Although the Company is not required to make any contributions to its funded benefit plans in 2004, it currently plans to contribute an estimated $50 million to these plans during the year. In March 2002, a temporary interest-rate-relief bill was enacted by Congress that mitigated the impact of a decline in interest rates used in pension funding calculations. In April 2004, Congress enacted additional legislation that continues the use of more favorable interest rates for determining funding requirements for 2004 and 2005. The new bill replaces the interest rate on 30-year Treasury bonds with a rate based on corporate bonds.

Management believes any additional contributions to the pension plans can be funded without a significant impact on liquidity. Future changes in the equity markets and/or the discount rate could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

SHARE REPURCHASES

During the first three months of 2004, the Company repurchased 600,000 shares of common stock for $37 million. At March 31, 2004, the Company had a remaining authorization from its Board of Directors to purchase up to $230 million of Company common stock in the open market from time to time depending on prevailing market conditions and available cash (see “Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below).

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

Although Sunoco believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	Changes in refining, marketing and chemical margins;

•	Variation in petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Volatility in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Changes in the reliability and efficiency of the Company’s operating facilities or those of third parties;

•	Changes in the level of operating expenses and hazards common to operating facilities (including equipment malfunction, explosions, fires, oil spills, and the effects of severe weather conditions);

•	Changes in the expected level of environmental capital, operating or remediation expenditures;

•	Delays related to construction of or work on facilities and the issuance of applicable permits;

•	Changes in product specifications;

•	Availability and pricing of oxygenates such as MTBE and ethanol;

•	Phase-outs or restrictions on the use of MTBE;

•	Political and economic conditions in the markets in which the Company operates, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Changes in the availability and cost of debt and equity financing;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations;

•	Nonperformance by major customers, suppliers or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in applicable statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•	Changes in the status of, or initiation of new, litigation to which the Company is a party or liability resulting from litigation or administrative proceedings, including natural resource damage claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since December 31, 2003.

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

Administrative Proceedings

In 1994, pursuant to amendments to the Clean Air Act, Pennsylvania promulgated reasonably available control technology (“RACT”) regulations to control emissions of nitrogen oxide (“NOx”) and volatile organic compounds (“VOC”) from regulated facilities. In the same year, Sunoco, Inc. (R&M), a subsidiary of Sunoco, Inc., submitted a proposal designating its preferred RACT for each affected source in its Marcus Hook refinery. Two boilers were subject to the regulations. In June 1995, the Pennsylvania Department of Environmental Protection (“PaDEP”) issued a RACT Plan Approval and Compliance Permit for both boilers with a compliance deadline of 1996. While Sunoco, Inc. (R&M) disagreed with PaDEP’s RACT determination and engaged in an ongoing dialogue with the agency as to the best way to comply, the Company did not file an administrative appeal of the Plan Approval and Compliance Permit. Thereafter, in 1997, PaDEP issued a Notice of Violation to Sunoco, Inc. (R&M) alleging failure to comply with the 1995 Plan Approval and Compliance Permit. In 1998, PaDEP issued an Abatement Order to Sunoco, Inc. (R&M) to comply with the 1995 Plan Approval and Compliance Permit. After lengthy negotiations with PaDEP, Sunoco, Inc. (R&M) and PaDEP agreed on the appropriate RACT equipment for both boilers and the designated control equipment was installed. PaDEP imposed a civil penalty in the amount of $3.5 million on Sunoco, Inc. (R&M) for failure to timely comply with the 1995 Plan Approval and Compliance Permit. (Please refer to the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2000 and June 30, 2002.) Sunoco, Inc. (R&M) appealed the civil penalty to the Pennsylvania Environmental Hearing Board, and in April 2004, the Hearing Board dismissed the appeal. The Company filed a motion for reconsideration with the Hearing Board, which was denied. The Company is preparing to file an appeal before the Commonwealth Court of Pennsylvania.

In April 2001, Sunoco, Inc. (R&M) received a civil penalty demand in excess of $100,000 from the Ohio Attorney General’s office, representing the Ohio Environmental Protection Agency (“Ohio EPA”), for alleged exceedences of permit emission limitations relating to the sulfur recovery unit and the flare at the Sunoco Inc. (R&M) Toledo, OH refinery. (Please refer to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001.) In March 2004, Sunoco, Inc. (R&M) and the Ohio EPA signed a Consent Order and Final Judgment Entry pursuant to which Sunoco, Inc. (R&M) will pay a penalty in the amount of $475,000. Sunoco, Inc. (R&M) also agreed to continue to use operating and study requirements in a 1995 Consent Decree.

In January 2004, Sunoco, Inc. and one of its independent dealers received an administrative order and notice of civil administration penalty assessment in excess of $100,000 from the New Jersey Department of Environmental Protection (“NJDEP”) alleging failure to remediate discharges at the site and failure to submit and implement a remedial action work plan addendum for a service station location in Towaco, NJ. (Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.) The location was formerly owned by Sunoco and sold to the dealer. Sunoco has requested a hearing on this matter.

MTBE Litigation

Sunoco is a defendant in cases in over 60 lawsuits pending in 17 states which involve the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. The lawsuits are substantially identical and the plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product. Many other refiners and suppliers of gasoline are defendants in some or all of these cases. Most of the cases filed in state courts have been removed to federal court by motion of the defendants and consolidated for pre-trial purposes in the U.S. District Court, Southern District of New York by the Judicial Panel on Multidistrict Litigation. Motions to remand the cases to their respective state courts are pending before the judge. The cases include the following:

Port Washington, NY, et al. v. Sunoco, et al. (U.S.D.C., Eastern District of NY) was served in March 2004. Sunoco is one of several defendants which include manufacturers, refiners, formulators, distributors, suppliers, sellers and/or marketers of MTBE and/or gasoline containing MTBE. This case alleges product liability/defective product, public and private nuisance, failure to warn, negligence, trespass, civil conspiracy, and violation of the New York State Navigation Law, and violation of the Deceptive Business Acts and Practices. Plaintiffs seek injunctive relief, compensatory and punitive damages, and interest and costs.

Incorporated Village of Sands Point v. Sunoco, et al. (Supreme Court of the State of New York), was served in January 2004. Sunoco is one of several defendants which include manufacturers, refiners, formulators, distributors, suppliers, sellers and/or marketers of MTBE and/or gasoline containing MTBE. The case alleges product liability/defective product, nuisance, failure to warn, negligence, deceptive business acts and practices, and violation of the New York State Navigation Law. Plaintiffs seek compensatory and punitive damages.

Up to this point, for the group of MTBE cases currently pending, there has been little information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at March 31, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides a summary of all repurchases by the Company of its common stock during the three-month period ended March 31, 2004:

Period	Total Number Of Shares Purchased (In Thousands)	Average Price Paid (Per Share)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)	Appropriate Dollar Value That May Yet Be Purchased Under the Plans or Programs at Period End (In Millions)
January 2004	75	$55.57	—	$249
February 2004	100	$59.59	100	$251
March 2004	500	$61.24	500	$230

	675	$60.37	600

In July 2001, the Company’s Board of Directors approved a $500 million share repurchase program with no stated expiration date. All of the shares repurchased during the three-month period ended March 31, 2004 were acquired pursuant to this program, except that the 75 thousand shares acquired in January were purchased from employees. These shares were acquired in connection with stock swap transactions related to the exercise of stock options and with the settlement of tax withholding obligations arising from payment of common stock unit awards.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

10.1	–	Form of Amended and Restated Indemnification Agreement dated as of March 4, 2004, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company.

10.2	–	Schedule to the Form of Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company.

12	–	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Periods Ended March 31, 2004 and 2003.

31.1	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On January 28, 2004, the Company filed a Form 8-K to provide under Item 2 – “Acquisition or Disposition of Assets” a brief description of the acquisition of the Eagle Point refinery, which was completed effective January 13, 2004. That Form 8-K also reported under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” that financial statements related to this acquisition would be filed by amendment on or before March 29, 2004. On March 26, 2004, the Company filed a Form 8-K/A under which it disclosed that the acquisition was not deemed significant under the rules and regulations of the Securities and Exchange Commission and, accordingly, the financial statements were not required and would not be filed pursuant to Item 7 of Form 8-K.

On February 6, 2004, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 – “Regulation FD Disclosure” of Form 8-K information that was presented to certain investors by Sunoco executives at the Credit Suisse First Boston 2004 Energy Summit held on February 6, 2004.

On April 22, 2004, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 – “Results of Operations and Financial Condition” of Form 8-K, a copy of its earnings press release for the first quarter of 2004 that was issued on April 22, 2004. In this Form 8-K, the Company also furnished under Item 7 and Item 9 – “Regulation FD Disclosure” additional information concerning the Company’s first quarter earnings that was presented to investors in a teleconference call on April 22, 2004.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

DATE May 6, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Form of Amended and Restated Indemnification Agreement dated as of March 4, 2004, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company.

10.2	Schedule to the Form of Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company.

12	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Periods Ended March 31, 2004 and 2003.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.