Form 10-Q
period 2004-06-30
SUNOCO INC
filed 2004-08-05
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

At June 30, 2004, there were 75,333,770 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)

	For the Six Months Ended June 30
	2004	2003*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$11,497	$8,778
Interest income	3	4
Other income, net (Notes 3 and 4)	21	18

	11,521	8,800

COSTS AND EXPENSES
Cost of products sold and operating expenses	9,203	6,983
Consumer excise taxes	1,069	927

Selling, general and administrative expenses (Note 3)	410	343
Depreciation, depletion and amortization	200	177
Payroll, property and other taxes	61	51
Interest cost and debt expense	57	58
Interest capitalized	(3)	(1)

	10,997	8,538

Income before income tax expense	524	262
Income tax expense (Note 5)	201	95

NET INCOME	$323	$167

Net income per share of common stock:
Basic
Diluted	$4.28	$2.18
	$4.23	$2.16
Weighted average number of shares outstanding (Note 6):
Basic	75.5	76.7
Diluted	76.3	77.3

Cash dividends paid per share of common stock	$.55	$.50

*	Restated to reflect the consolidation of the Epsilon Products Company, LLC (“Epsilon”) polypropylene joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)

	For the Three Months Ended June 30
	2004	2003*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$6,265	$4,189
Interest income	1	2
Other income, net (Notes 3 and 4)	10	13

	6,276	4,204

COSTS AND EXPENSES
Cost of products sold and operating expenses	4,949	3,261
Consumer excise taxes	571	490

Selling, general and administrative expenses (Note 3)	223	180
Depreciation, depletion and amortization	100	92
Payroll, property and other taxes	28	24
Interest cost and debt expense	28	29
Interest capitalized	(2)	—

	5,897	4,076

Income before income tax expense	379	128
Income tax expense (Note 5)	145	47

NET INCOME	$234	$81

Net income per share of common stock:
Basic	$3.10	$1.05
Diluted	$3.07	$1.04

Weighted average number of shares outstanding (Note 6):
Basic	75.5	76.8
Diluted	76.3	77.6

Cash dividends paid per share of common stock	$.275	$.25

*	Restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)	At June 30 2004	At December 31 2003*
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$535	$431
Accounts and notes receivable, net	1,211	1,056
Inventories:
Crude oil	328	150
Petroleum and chemical products	429	223
Materials, supplies and other	131	121
Deferred income taxes	90	91

Total Current Assets	2,724	2,072

Investments and long-term receivables	147	143
Properties, plants and equipment	8,523	8,132
Less accumulated depreciation, depletion and amortization	3,843	3,727

Properties, plants and equipment, net	4,680	4,405
Prepaid retirement costs	12	11
Deferred charges and other assets (Note 4)	452	422

Total Assets	$8,015	$7,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,838	$1,365
Accrued liabilities (Note 7)	411	435
Short-term borrowings (Note 8)	100	—
Current portion of long-term debt (Note 8)	67	103
Taxes payable	262	242

Total Current Liabilities	2,678	2,145

Long-term debt	1,429	1,498
Retirement benefit liabilities (Note 9)	606	604
Deferred income taxes	702	602
Other deferred credits and liabilities (Note 7)	251	208
Commitments and contingent liabilities (Note 7)
Minority interests (Note 3)	541	440
Shareholders’ equity (Note 10)	1,808	1,556

Total Liabilities and Shareholders’ Equity	$8,015	$7,053

*	Restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Six Months Ended June 30
	2004	2003*
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$323	$167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	200	177
Deferred income tax expense	105	77
Payments in excess of expense for retirement plans	—	(9)
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(155)	(97)
Inventories	(259)	(79)
Accounts payable and accrued liabilities	444	95
Taxes payable	28	92
Other	(7)	8

Net cash provided by operating activities	679	431

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(282)	(165)
Acquisitions, net of seller financing of $4 in 2003 (Note 4)	(416)	(356)
Proceeds from divestments (Note 4)	111	13
Other	9	(4)

Net cash used in investing activities	(578)	(512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	100	—
Repayments of long-term debt	(108)	(8)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 3)	129	—
Cash distributions to investors in cokemaking operations	(27)	(28)
Cash dividend payments	(42)	(38)
Purchases of common stock for treasury	(65)	—
Proceeds from issuance of common stock under management incentive and employee option plans	28	12
Other	(12)	(7)

Net cash provided by (used in) financing activities	3	(69)

Net increase (decrease) in cash and cash equivalents	104	(150)
Cash and cash equivalents at beginning of period	431	390

Cash and cash equivalents at end of period	$535	$240

*	Restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2004 are not necessarily indicative of results for the full year 2004.

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

In January 2003, FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” was issued and subsequently revised in December 2003 (“FASB Interpretation No. 46”). Among other things, FASB Interpretation No. 46 defines a variable interest entity (“VIE”) as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the company that is subject to a majority of the risk of loss from the VIE’s activities or, if no company is subject to a majority of such risk, the company that is entitled to receive a majority of the VIE’s residual returns.

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

Increase (decrease) in:

Current assets	$11
Investments and long-term receivables	(50)
Properties, plants and equipment, net	132
Deferred charges and other assets	49
Current liabilities	(21)
Long-term debt	155
Minority interests	8

Epsilon’s long-term debt at January 1, 2003 was comprised of $120 million of floating-rate notes and $35 million outstanding under Epsilon’s $40 million revolving credit facility. The floating-rate notes are collateralized by the joint venture’s polypropylene facility, which has a carrying value of $84 million at June 30, 2004. Sunoco, Inc. guarantees 100 percent of Epsilon’s long-term debt.

The consolidation of Epsilon did not impact Sunoco’s net income or have a significant effect on any other amounts in its condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003.

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

The preferential return period for the Jewell operation was expected to end in 2011. However, due to anticipated higher costs associated with coal purchases from Sunoco’s Jewell coal operation over the next few years, the Company now believes the preferential return period will extend well beyond 2011, and could extend indefinitely. Due to the difficulty of forecasting operations this far into the future, the accuracy of the Company’s estimates is subject to considerable uncertainty. The preferential return period for the Indiana Harbor operation is expected to end in 2007. The estimated lengths of these preferential return periods are based upon the Company’s current expectations of future operations, including sales volumes and prices, raw material and operating costs and capital expenditure levels. Better-than-expected results will shorten the investors’ preferential return periods, while lower-than-expected results will lengthen the periods.

After these preferential return periods, the investor in the Jewell operation would be entitled to a minority interest in the cash flows and tax benefits from Jewell amounting to 18 percent, while the investors in the Indiana Harbor operation would be entitled to a minority interest in the cash flows and tax benefits from Indiana Harbor initially amounting to 34 percent and declining to 10 percent by 2038.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations for the six-month periods ended June 30, 2004 and 2003 (in millions of dollars):

	Six Months Ended June 30
	2004	2003
Balance at beginning of year	$328	$379
Nonconventional fuel credit and other tax benefits*	(26)	(30)
Preferential return*	24	28
Cash distributions to third-party investors	(27)	(28)

Balance at end of period	$299	$349

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash change in the minority interest in cokemaking operations, are included in other income in the condensed consolidated statements of income.

In each of the four transactions in which the Company transferred interests in its cokemaking operations to third-party investors, Sunoco has provided tax indemnifications to the third parties for certain tax benefits allocated to them during the preferential return periods. These indemnifications would require the Company to make payments in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits which would be available to them. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. In certain of these cases, if indemnification is required, the Company also has the option to purchase the third-party investors’ interests. Although the Company believes it is remote that it will be required to make any payments under these indemnifications, at June 30, 2004, the maximum potential payment under the tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $780 million. If this were to occur, the minority interest balance would be reduced by approximately $260 million.

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

On April 7, 2004, the Partnership issued 3.4 million limited partnership units under its shelf registration statement at a price of $39.75 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled approximately $129 million. Coincident with the offering, the Partnership redeemed 2.2 million limited partnership units owned by Sunoco for $83 million. Upon completion of the offering and related redemption of Sunoco’s limited partnership units, Sunoco now has a 62.6 percent interest in the Partnership, including its 2 percent general partnership interest. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on these transactions.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. for the six-month periods ended June 30, 2004 and 2003 (in millions of dollars):

	Six Months Ended June 30
	2004	2003
Balance at beginning of year	$104	$100
Net proceeds from the public offering on April 7, 2004	129	—
Minority interest share of income*	9	8

Cash distributions to third-party investors**	(8)	(6)

Balance at end of period	$234	$102

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.
**	The Partnership increased its quarterly cash distribution per unit from $.45 to $.4875 for the fourth quarter of 2002 and then to $.50 for the second quarter of 2003, $.5125 for the third quarter of 2003, $.55 for the fourth quarter of 2003, $.57 for the first quarter of 2004 and $.5875 for the second quarter of 2004.

4.	Changes in Business.

Acquisitions

Eagle Point Refinery and Related Assets - Effective January 13, 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation (“El Paso”) for $235 million, including inventory. In connection with this transaction, Sunoco assumed certain environmental and other liabilities. The Eagle Point refinery is located in Westville, NJ, near the Company’s existing Northeast refining operations. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the Northeast and enables the capture of significant synergies in a larger Northeast Refining Complex. The related assets acquired include certain pipeline and other logistics assets associated with the refinery which Sunoco sold to Sunoco Logistics Partners L.P. for $20 million in March 2004. No gain or loss was recognized on this transaction.

The purchase price has been tentatively allocated to the assets acquired (including those sold to Sunoco Logistics Partners L.P.) and liabilities assumed based on their relative fair market values at the acquisition date. The following is a summary of the effects of the transaction on Sunoco’s consolidated financial position as of the acquisition date (in millions of dollars):

Increase in:

Inventories	$159
Properties, plants and equipment, net	93
Accrued liabilities	(3)
Other deferred credits and liabilities	(14)

Cash paid on acquisition date	$235

In the first quarter of 2004, El Paso informed Sunoco that it disagrees with Sunoco’s computation of the total amount due for inventory purchased in connection with the Eagle Point refinery acquisition. Sunoco believes its estimated payment for inventory on the acquisition date included a $5 million overpayment, while El Paso believes that Sunoco should pay El Paso an additional $26 million. Sunoco believes its interpretation of the contractual obligation is correct and is attempting to resolve this dispute. Any change in the payment for inventory would be treated as an adjustment to the purchase price for the acquisition.

Service Stations - In the second quarter of 2004, Sunoco completed the purchase of 340 retail outlets currently operated under the Mobil® brand from ConocoPhillips for $181 million, including inventory. Of the total sites acquired, 112 are owned in fee or subject to long-term leases, with average gasoline throughput of approximately 175 thousand gallons per month. The remaining network consists of contracts to supply 34 dealer-owned and operated locations and 194 branded distributor-owned sites. These outlets, which include 31 sites that are Company-operated and have convenience stores, are located primarily in Delaware, Maryland, Virginia and Washington, D.C. These sites will be rebranded to Sunoco® gasoline and APlus® convenience stores over time. In the second quarter of 2003, Sunoco completed the purchase of 193 Speedway® retail gasoline sites from a subsidiary of Marathon Ashland Petroleum LLC for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, are all Company-operated locations with convenience stores. Of the 193 outlets, Sunoco became lessee for 54 of the sites under long-term lease agreements. The Speedway® sites are being re-branded as Sunoco® locations in the 2003-2004 period. The Company believes these acquisitions fit its long-term strategy to build a retail and convenience store network that will provide attractive long-term returns.

The purchase prices for the service stations acquired have been allocated to the assets acquired and liabilities assumed based on their relative estimated fair market values at the acquisition dates. Sunoco has engaged an independent appraisal firm to value the ConocoPhillips assets. The appraisal is expected to be completed during the third quarter of 2004. The following is a summary of the effects of these transactions on Sunoco’s consolidated financial position as of the acquisition dates (in millions of dollars):

	Mobil® Sites	Speedway® Sites
Increase in:
Inventories	$2	$21
Properties, plants and equipment, net	139	143
Deferred charges and other assets	41	—
Accrued liabilities	(1)	—
Other deferred credits and liabilities	—	(2)

Cash paid on acquisition date	$181	$162

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

The purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values at the acquisition date. The following is a summary of the effects of the transaction on Sunoco’s consolidated financial position as of the date of the transaction (in millions of dollars):

Increase in:

Inventories	$11
Properties, plants and equipment, net	30
Deferred charges and other assets	160 *
Accrued liabilities	(2)
Retirement benefit liabilities	(1)

198

Seller financing:
Current portion of long-term debt	(1)
Long-term debt	(3)

(4)

Cash paid on acquisition date	$194

*	Represents the amounts allocated to the propylene supply contract and the related partnership. The Company will amortize this deferred cost into income over the 15-year life of the supply contract in a manner that reflects the future decline in the fixed discount over the contract period. This amortization expense amounted to $8 million in the six months ended June 30, 2004. The unamortized cost related to the supply contract and related partnership amounted to $141 million at June 30, 2004.

Pro Forma Data for Acquisitions - The unaudited pro forma sales and other operating revenue, net income and net income per share of common stock of Sunoco, as if the acquisition of the Eagle Point refinery and related assets, the Mobil® and Speedway® retail outlets and the Bayport polypropylene facility had occurred on January 1, 2003, are as follows (in millions of dollars, except per share amounts):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Sales and other operating revenue	$11,770	$10,418	$6,314	$4,940

Net income	$328	$196	$235	$81

Net income per share of common stock – diluted	$4.30	$2.54	$3.08	$1.04

The pro forma amounts above do not include any effects attributable to the propylene supply contract or the related partnership with Equistar since the supply contract did not exist prior to the transaction date.

The pro forma information does not purport to be indicative of the results that actually would have been obtained if the Eagle Point refinery and related assets, the retail outlets and the Bayport polypropylene facility had been part of Sunoco’s businesses during the periods presented and is not intended to be a projection of future results. Accordingly, the pro forma results do not reflect any restructuring costs, changes in operating levels, or potential cost savings and other synergies.

Divestments

Retail Portfolio Management Program - Sunoco has initiated a Retail Portfolio Management (“RPM”) program, which will reduce the Company’s invested capital in certain Company-owned sites. As part of this program, Sunoco plans to divest or convert to contract dealers or distributors approximately 200 retail sites over the next 18 months, including some of the recently acquired Speedway® and Mobil® sites. The Company expects to generate divestment proceeds of approximately $100 million while retaining most of the gasoline sales volume within the Sunoco branded business. During the second quarter of 2004, a $6 million charge ($4 million after tax) was recognized in other income in the condensed consolidated statements of income in connection with the RPM program. The Company expects the RPM program to generate gains in excess of this recognized loss.

Private Label Credit Card Program - During the second quarter of 2004, Sunoco sold its private label consumer and commercial credit card business and related accounts receivable to Citibank for $94 million in cash. These proceeds were based upon the estimated accounts receivable balance at the closing date. The actual accounts receivable balance was $6 million higher and this additional amount was collected in the third quarter of 2004. In addition, the two companies signed a seven-year agreement for the operation and servicing of the Sunoco private label credit card program. The transition to Citibank is expected to be completed in the fourth quarter of 2004. In connection with this divestment, Sunoco recognized a $2 million gain ($1 million after tax) and established a $3 million accrual ($2 million after tax) for employee terminations under a postemployment plan and other exit costs.

Plasticizer Business - During the fourth quarter of 2003, Sunoco announced its decision to sell its plasticizer business and in that period recorded a $23 million provision ($15 million after tax) to write down the assets held for sale to their estimated fair values less costs to sell and established a $5 million accrual ($2 million after tax) for employee terminations under a postemployment plan and for other exit costs. Sunoco sold this business and related inventory in January 2004 to BASF for approximately $90 million in cash. The sale included the Company’s plasticizer facility in Pasadena, TX. The Company’s Neville Island, PA, site was not part of the transaction and will continue to produce plasticizers exclusively for BASF under a three-year tolling agreement. Sunoco also agreed to provide terminalling services at this facility to BASF for a 15-year period.

5.	Income Tax Settlement.

During the second quarter of 2004, Sunoco settled certain federal income tax issues that had been in dispute, which increased net income by $5 million. In connection with this settlement, Sunoco will receive $9 million of cash proceeds.

6.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS for the six-month and three-month periods ended June 30, 2004 and 2003 (in millions):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Weighted average number of common shares outstanding - basic	75.5	76.7	75.5	76.8
Add effect of dilutive stock incentive awards	.8	.6	.8	.8

Weighted average number of shares - diluted	76.3	77.3	76.3	77.6

7.	Commitments and Contingent Liabilities.

Sunoco is contingently liable under various arrangements that guarantee debt of third parties aggregating to approximately $11 million at June 30, 2004. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

Over the years, Sunoco has sold thousands of retail gasoline outlets as well as refineries, terminals, coal mines, oil and gas properties and various other assets. In connection with these sales, the Company has indemnified the purchasers for potential environmental and other contingent liabilities related to the period prior to the transaction dates. In most cases, the effect of these arrangements was to afford protection for the purchasers with respect to obligations for which the Company was already primarily liable. While some of these indemnities have spending thresholds, which must be exceeded before they become operative, or limits on Sunoco’s maximum exposure, they generally are not limited. The Company recognizes the fair value of the obligations undertaken for all guarantees entered into or modified after January 1, 2003. In addition, the Company accrues for any obligations under these agreements when a loss is probable and reasonably estimable. The Company cannot reasonably estimate the maximum potential amount of future payments under these agreements.

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

	At June 30 2004	At December 31 2003
Accrued liabilities	$39	$44
Other deferred credits and liabilities	113	102

	$152	$146

The following table summarizes the changes in the accrued liability for environmental remediation activities by category for the six-month periods ended June 30, 2004 and 2003 (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2003	$52	$72	$8	$19	$5	$3	$159
Accruals	—	9	1	3	1	—	14
Payments	(3)	(9)	(1)	(4)	(2)	—	(19)
Other*	—	—	—	1	—	—	1

Balance at June 30, 2003	$49	$72	$8	$19	$4	$3	$155

Balance at January 1, 2004	$43	$74	$7	$15	$5	$2	$146
Accruals	—	10	—	1	1	—	12
Payments	(5)	(10)	—	(2)	(2)	—	(19)
Acquisitions and divestments	11	—	(1)	—	—	—	10
Other*	2	1	—	—	—	—	3

Balance at June 30, 2004	$51	$75	$6	$14	$4	$2	$152

*	Consists of increases in the accrued liability for which recovery from third parties is probable.

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At June 30, 2004, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled $105 million. However, the Company believes it is very unlikely that it will realize the maximum loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of June 30, 2004, Sunoco had been named as a PRP at 47 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s negligible participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $4 million at June 30, 2004. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact multiple Sunoco facilities and formerly owned and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $22 million at June 30, 2004 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

In December 1999, the U.S. Environmental Protection Agency (“EPA”) adopted a rule under the Clean Air Act (which relates to emissions of materials into the air). This rule phases in limitations on the sulfur content of gasoline beginning in 2004. In January 2001, the EPA adopted another rule which will require limitations on the allowable sulfur content of on-road diesel fuel beginning in 2006. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations, primarily with respect to the capital and operating expenditures at its five current refineries. Most of the capital spending is likely to occur in the 2004-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new gasoline and on-road diesel requirements will be in the range of $400-$500 million, including amounts attributable to the recently acquired Eagle Point refinery. Spending to meet these requirements totaled $62 million through June 30, 2004. In May 2004, the EPA adopted a third rule which will phase in limitations on the allowable sulfur content in off-road diesel fuel beginning in mid-2007. The off-road diesel rule is currently being analyzed but it is not expected to have a significant impact on Sunoco’s capital expenditures. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the systems pertaining to banking and trading credits, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

In April 2002, the EPA issued regulations implementing Phase II of the petroleum refinery Maximum Achievable Control Technology (“MACT II”) rule under the Clean Air Act. This rule regulates emissions of hazardous air pollutants (including organics, reduced sulfur compounds, inorganics and particulate metals) from certain sources at petroleum refineries, including catalytic cracking and reforming units and sulfur recovery units. The rule requires all petroleum refineries that are major sources of hazardous air pollutants to meet emission standards reflecting the application of the maximum achievable control technology at the affected sources by April 2005. The impact of the rule on Sunoco and its operations is not expected to be significant.

In July 1997, the EPA promulgated new, more stringent National Ambient Air Quality Standards for ozone and fine particles, which is resulting in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio and West Virginia, where Sunoco operates facilities. The EPA issued final ozone non-attainment area designations in April 2004, which became effective June 15, 2004. Fine particle non-attainment areas are not expected to be designated until early 2005. These standards will result in further controls of both nitrogen oxide and volatile organic compound emissions. Regulatory programs, when established to implement the new standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA completes the non-attainment area designation process and promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised State Implementation Plans to respond to the new regulations. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas, which would require them to meet the ozone requirements by 2010, which is before existing federally mandated control programs would take effect. However, EPA’s designation of non-attainment areas and the EPA’s rule on state implementation are currently being challenged by the state of Ohio, trade associations and health and environmental groups.

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

Sunoco has received Notices of Violation and Findings of Violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. The Notices and Findings of Violation allege failure to comply with certain requirements relating to benzene wastewater emissions at the Company’s Marcus Hook, Toledo and Philadelphia refineries and failure to comply with certain requirements relating to leak detection and repair at the Toledo refinery. In addition, the EPA has alleged that: at the Company’s Philadelphia refinery, certain modifications were made to one of the fluid catalytic cracking units in 1992 and 1998 without obtaining requisite permits; at the Company’s Marcus Hook refinery, certain modifications were made to the fluid catalytic cracking unit in 1990 and 1996 without obtaining requisite permits; and at the Company’s Toledo refinery, certain physical and operational changes were made to the fluid catalytic cracking unit in 1985 without obtaining requisite permits. The EPA has also alleged that at the Company’s Toledo refinery, certain physical and operational changes were made to the sulfur plant in 1995, 1998 and 1999 without obtaining requisite permits; certain physical and operational changes were made to a flare system without obtaining requisite permits; and that the flare system was not being operated in compliance with the Clean Air Act. Sunoco has met with representatives of the EPA on these Notices and Findings of Violation and is currently evaluating its position. Although Sunoco does not believe that it has violated any Clean Air Act requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures, incur higher operating costs, operate these refineries at reduced levels and pay significant penalties. There were no liabilities accrued at June 30, 2004 in connection with this initiative. With respect to the Company’s recently acquired Eagle Point refinery, El Paso Corporation, its prior owner, has entered into a consent decree with the EPA and the New Jersey Department of Environmental Protection as part of the EPA’s enforcement initiative. Sunoco does not anticipate substantial capital expenditures on its part as a result of El Paso’s consent decree.

Energy policy legislation continues to be debated in the U.S. Congress. The Bush Administration and the U.S. Senate and U.S. House have been unable to reach agreement on final legislation. It does not appear that a federal energy bill will pass during 2004. There are numerous issues being debated, including an MTBE phase-out, ethanol and MTBE “safe harbor” liability provisions, ethanol and renewable fuels mandates and other issues that could impact gasoline production. Sunoco uses MTBE and ethanol as oxygenates in different geographic areas of its refining and marketing system. While federal action is uncertain, California, New York and Connecticut began enforcing state-imposed MTBE bans on January 1, 2004. Sunoco does not market in California but is complying with the bans in New York and Connecticut. These bans have resulted in unique gasoline blends, which could have a significant impact on market conditions depending on the details of future regulations, the impact on gasoline supplies, the cost and availability of ethanol and alternate oxygenates if the minimum oxygenate requirements remain in effect, and the ability of Sunoco and the industry in general to recover their costs in the marketplace. A number of additional states, including some in the northeastern United States, are considering or have approved bans of MTBE, with legislative and administrative actions underway that could lead to additional MTBE bans by 2007.

Sunoco, along with other refiners, manufacturers and sellers of gasoline, owners and operators of retail gasoline sites, and manufacturers of MTBE, are defendants in over 60 cases in 17 states involving the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. Plaintiffs, which include private litigants, governments and quasi-governmental entities, including various water authorities and towns, and the State of New Hampshire, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product. Plaintiffs also generally are alleging groundwater contamination, nuisance, trespass, negligence, failure to warn, violation of environmental laws and deceptive business practices. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief and punitive damages. Most of the cases have been removed to federal court by motion of the defendants and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York. Motions to remand most of the cases to their respective state courts have been denied, but motions to remand certain cases are pending. Up to this point, for the group of MTBE cases currently pending, there has been little information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2004. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

8.	Debt Refinancing.

In the first quarter of 2004, the Company issued $100 million of commercial paper and used the proceeds to repay its $100 million of 7 1/8 percent notes that were due in March 2004.

9.	Retirement Benefit Plans.

The following sets forth the components of defined benefit plans and postretirement benefit plans expense for the six-month and three-month periods ended June 30, 2004 and 2003 (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Six Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Service cost (cost of benefits earned during the year)	$23	$19	$4	$3
Interest cost on benefit obligations	42	44	12	12
Expected return on plan assets	(41)	(42)	—	—
Amortization of:
Prior service cost (benefit)	1	1	(4)	(5)
Unrecognized losses	17	11	2	1

	$42	$33	$14	$11

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Service cost (cost of benefits earned during the year)	$12	$10	$2	$1
Interest cost on benefit obligations	21	22	6	6
Expected return on plan assets	(21)	(22)	—	—
Amortization of:
Prior service cost (benefit)	—	—	(2)	(2)
Unrecognized losses	9	6	1	—

	$21	$16	$7	$5

In the fourth quarter of 2003, Congress passed the Medicare Prescription Drug Act of 2003, which authorized Medicare to provide prescription drug benefits to retirees. To encourage employers to retain or provide postretirement drug benefits for their Medicare-eligible employees, beginning in 2006, the federal government will begin to make subsidy payments to employers who sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are “actuarially equivalent” to the prescription drug benefits provided under Medicare. In May 2004, FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), was issued which provides guidance on accounting for the effects of the new Medicare legislation. Adoption of FSP No. 106-2, which is effective in the third quarter of 2004, is not expected to materially impact Sunoco’s consolidated financial statements.

10.	Shareholders’ Equity.

	At June 30 2004	At December 31 2003
	(Millions of Dollars)
Common stock, par value $1 per share	$138	$137
Capital in excess of par value	1,597	1,552
Earnings employed in the business	2,657	2,376
Accumulated other comprehensive loss	(188)	(187)
Common stock held in treasury, at cost	(2,396)	(2,322)

Total	$1,808	$1,556

In July 2004, the Company announced that its Board of Directors approved an increase in the Company’s quarterly dividend. The dividend was increased two and one-half cents per share, or nine percent, to a new quarterly dividend rate of 30 cents per share. The dividend is payable on September 10, 2004 to shareholders of record on August 10, 2004.

11.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income for the six-month and three-month periods ended June 30, 2004 and 2003 (in millions of dollars):

	Six Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
Net income	$323	$167	$234	$81
Other comprehensive income, net of related income taxes:
Net hedging gains	5	4	3	—
Reclassifications of net hedging (gains) losses to earnings	(6)	(6)	(2)	1

Comprehensive income	$322	$165	$235	$82

12.	Business Segment Information.

The following table sets forth certain income statement information concerning Sunoco’s business segments for the six-month and three-month periods ended June 30, 2004 and 2003 (in millions of dollars):

	Sales and Other Operating Revenue			Segment Income (Loss) (after tax)
Six Months Ended June 30, 2004	Unaffiliated Customers		Inter- segment
Refining and Supply	$5,165		$3,244	$317
Retail Marketing	4,487		—	20
Chemicals	934		—	24
Logistics	781		779	17
Coke	130		—	18
Corporate and Other	—		—	(73	)*

Consolidated	$11,497			$323

Six Months Ended June 30, 2003
Refining and Supply	$3,574		$2,312	$143
Retail Marketing	3,518		—	46
Chemicals	857	**	—	6
Logistics	706		667	20
Coke	123		—	21
Corporate and Other	—		—	(69	)***

Consolidated	$8,778			$167

*	Consists of $25 million of after-tax corporate expenses, $44 million of after-tax net financing expenses and other and a $4 million after-tax loss associated with a Retail Marketing portfolio management program.
**	Restated to reflect the consolidation of the Epsilon joint venture in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).
***	Consists of $19 million of after-tax corporate expenses and $50 million of after-tax net financing expenses and other.

	Sales and Other Operating Revenue			Segment Income (Loss) (after tax)
Three Months Ended June 30, 2004	Unaffiliated Customers		Inter- segment
Refining and Supply	$2,839		$1,807	$217
Retail Marketing	2,469		—	24
Chemicals	489		—	12
Logistics	402		414	9
Coke	66		—	9
Corporate and Other	—		—	(37	)*

Consolidated	$6,265			$234

Three Months Ended June 30, 2003
Refining and Supply	$1,598		$1,106	$50
Retail Marketing	1,760		—	36
Chemicals	427	**	—	10
Logistics	344		313	9
Coke	60		—	11
Corporate and Other	—		—	(35	)***

Consolidated	$4,189			$81

*	Consists of $13 million of after-tax corporate expenses, $20 million of after-tax net financing expenses and other, and a $4 million after-tax loss associated with a Retail Marketing portfolio management program.
**	Restated to reflect the consolidation of the Epsilon joint venture in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).
***	Consists of $10 million of after-tax corporate expenses and $25 million of after-tax net financing expenses and other.

The following table sets forth Sunoco’s total assets by business segment at June 30, 2004 (in millions of dollars):

Refining and Supply	$3,029
Retail Marketing	1,374
Chemicals	1,541
Logistics	1,225
Coke	305
Corporate and Other	601	*

Consolidated	$8,015	**

*       Consists of Sunoco’s $90 million consolidated deferred income tax asset, $12 million of prepaid retirement costs and $499 million attributable to corporate activities.

**     After elimination of intersegment receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Six Months Ended June 30
	2004	2003	Variance
	(Millions of Dollars)
Refining and Supply	$317	$143	$174
Retail Marketing	20	46	(26)
Chemicals	24	6	18
Logistics	17	20	(3)
Coke	18	21	(3)
Corporate and Other:
Corporate expenses	(25)	(19)	(6)
Net financing expenses and other	(44)	(50)	6
Retail Portfolio Management Program	(4)	—	(4)

Consolidated net income	$323	$167	$156

Analysis of Earnings Profile of Sunoco Businesses

In the six-month period ended June 30, 2004, Sunoco earned $323 million, or $4.23 per share of common stock on a diluted basis, compared to $167 million, or $2.16 per share, for the first half of 2003.

The $156 million increase in net income in the first half of 2004 was primarily due to a $162 million increase in margins for wholesale fuels and a $65 million income contribution from the Eagle Point refinery acquired on January 13, 2004. Also contributing to the increase were higher chemical margins ($13 million), income from the recently acquired Speedway ($4 million) and ConocoPhillips ($5 million) retail gasoline sites and increased earnings related to the March 2003 propylene supply agreement with Equistar Chemicals, L.P. ($5 million). Partially offsetting these positive factors were lower margins for retail gasoline ($22 million), higher expenses ($57 million), including fuel, depreciation and employee-related charges, lower chemical sales volumes ($6 million) and a higher effective income tax rate ($11 million).

Refining and Supply

	For the Six Months Ended June 30
	2004	2003
Income (millions of dollars)	$317	$143
Wholesale margin* (per barrel):
Total Refining and Supply	$6.66	$4.81
Northeast Refining Complex	$6.59	$5.04
MidContinent Refining Complex	$6.88	$4.28
Crude inputs as percent of crude unit rated capacity**	97	98
Throughputs*** (thousands of barrels daily):
Crude oil	855.8	713.4
Other feedstocks	61.4	54.4

Total throughputs	917.2	767.8

Products manufactured*** (thousands of barrels daily):
Gasoline	445.2	366.8
Middle distillates	296.1	239.2
Residual fuel	77.5	62.2
Petrochemicals	36.9	27.3
Lubricants	14.1	13.5
Other	82.8	88.5

Total production	952.6	797.5
Less: Production used as fuel in refinery operations	46.9	37.8

Total production available for sale	905.7	759.7

*	Wholesale sales revenue less cost of crude oil, other feedstocks, product purchases and related terminalling and transportation divided by production available for sale.
**	In January 2004, crude unit capacity increased from 730 to 890 thousands of barrels daily. This change reflects the acquisition of the 150 thousand barrels-per-day Eagle Point refinery effective January 13, 2004 and a 10 thousand barrels-per-day adjustment at the Toledo refinery reflecting the increased reliability and enhanced operations at this facility in recent years. The calculation of the crude inputs as a percent of crude unit rated capacity for the six months ended June 30, 2004 includes the Eagle Point refinery, effective January 13, 2004.
***	Data pertaining to the Eagle Point refinery for the six months ended June 30, 2004 are based on the amounts attributable to the 170-day ownership period (January 13, 2004 – June 30, 2004) divided by 182 days.

Refining and Supply earned $317 million in the current half versus $143 million in the first half of 2003. The $174 million improvement in results was largely due to higher realized margins ($162 million), higher production volumes ($5 million) and the $65 million income contribution from the Eagle Point refinery acquired on January 13, 2004 (see below). Partially offsetting these positive variances were higher expenses ($44 million), including fuel, depreciation and employee-related charges and a higher effective income tax rate ($14 million).

Effective January 13, 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation (“El Paso”) for $235 million, including inventory. In connection with this transaction, Sunoco assumed certain environmental and other liabilities. The Eagle Point refinery is located in Westville, NJ near the Company’s existing Northeast refining operations. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the

Northeast and enables the capture of significant synergies in a larger Northeast Refining Complex. The related assets acquired include certain pipeline and other logistics assets associated with the refinery which Sunoco sold to Sunoco Logistics Partners L.P. in March 2004. (See Note 4 to the condensed consolidated financial statements.)

In the first quarter of 2004, El Paso informed Sunoco that it disagrees with Sunoco’s computation of the total amount due for inventory purchased in connection with the Eagle Point refinery acquisition. Sunoco believes its estimated payment for inventory on the acquisition date included a $5 million overpayment, while El Paso believes that Sunoco should pay El Paso an additional $26 million. Sunoco believes its interpretation of the contractual obligation is correct and is attempting to resolve this dispute. Any change in the payment for inventory would be treated as an adjustment to the purchase price for the acquisition.

Retail Marketing

	For the Six Months Ended June 30
	2004	2003
Income (millions of dollars)	$20	$46
Retail margin* (per barrel):
Gasoline	$3.64	$4.21
Middle distillates	$5.04	$5.62
Sales (thousands of barrels daily):
Gasoline	289.2	260.6
Middle distillates	42.3	40.9

	331.5	301.5

Retail gasoline outlets	4,864	4,536

*	Retail sales price less wholesale price and related terminalling and transportation costs divided by total sales volumes. The retail sales price is the weighted average price received through the various branded marketing distribution channels.

Retail Marketing earned $20 million in the current half versus $46 million in the first half of 2003. The $26 million decrease in results was primarily due to lower retail gasoline margins ($22 million), which averaged 8.7 cents per gallon and were down 1.3 cents per gallon from the prior-year half. Also contributing to the decline were higher expenses ($5 million), largely employee related, and lower non-gasoline income ($5 million). Partially offsetting these negative factors was income attributable to the Mobil® sites (acquired from ConocoPhillips in April 2004) and the Speedway® sites (acquired from Marathon Ashland Petroleum in June 2003) of $5 and $4 million, respectively (see below).

During the second quarter of 2004, Sunoco sold its private label consumer and commercial credit card business and related accounts receivable to Citibank for $94 million in cash. These proceeds were based upon the estimated accounts receivable balance at the closing date. The actual accounts receivable balance was $6 million higher and the additional amount was collected in the third quarter of 2004. In addition, the two companies signed a seven-year agreement for the operation and servicing of the Sunoco private label credit card program. The transition to Citibank is expected to be completed in the fourth quarter of 2004. In connection with this divestment, Sunoco recognized a $2 million gain ($1 million after tax) and established a $3 million accrual ($2 million after tax) for employee terminations under a postemployment plan and other exit costs.

In April 2004, Sunoco completed the purchase of 340 retail outlets currently operated under the Mobil® brand from ConocoPhillips for $181 million, including inventory. Of the total sites acquired, 112 are owned in fee or subject to long-term leases, with average throughput of approximately 175 thousand gallons per month. The remaining network consists of contracts to supply 34 dealer-owned and operated locations and 194 branded distributor-owned locations. These outlets, which include 31 sites that are Company-operated and have convenience stores, are located primarily in Delaware, Maryland, Virginia and Washington, D.C. The Mobil® sites will be rebranded to Sunoco® gasoline and APlus® convenience stores over time. In the second quarter of 2003, Sunoco completed the purchase of 193 Speedway® retail gasoline sites from a subsidiary of Marathon Ashland Petroleum LLC for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, are all Company-operated locations with convenience stores. Of the 193 outlets, Sunoco became lessee for 54 of the sites under long-term lease agreements. The Speedway® sites are being re-branded as Sunoco® locations in the 2003-2004 period. The Company believes these acquisitions fit its long-term strategy to build a retail and convenience store network that will provide attractive long-term returns. (See Note 4 to the condensed consolidated financial statements.)

Sunoco has initiated a Retail Portfolio Management (“RPM”) program, which will reduce its invested capital in certain Company-owned sites. As part of this program, Sunoco plans to divest or convert to contract dealers or distributors approximately 200 retail sites over the next 18 months, including some of the recently acquired Speedway® and Mobil® sites. The Company expects to generate divestment proceeds of approximately $100 million while retaining most of the gasoline sales volume within the Sunoco branded business. During the second quarter of 2004, a $6 million charge ($4 million after tax) was recognized in connection with the RPM program, which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. The Company expects the RPM program to generate gains in excess of this recognized loss.

Chemicals*

	For the Six Months Ended June 30
	2004	2003
Income (millions of dollars)	$24	$6
Margin** (cents per pound):
All products***	9.5	8.4
Phenol and related products	8.4	7.6
Polypropylene***	11.2	9.9
Sales (millions of pounds):
Phenol and related products	1,262	1,299
Polypropylene†	1,122	1,083
Plasticizers††	28	291
Other	80	88

	2,492	2,761

*	Prior-period amounts have been restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004.
**	Wholesale sales revenue less cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
***	The polypropylene and all products margins include the impact of a long-term supply contract entered into on March 31, 2003 with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount (see below).
†	Includes amounts attributable to the Bayport facility subsequent to its purchase, effective March 31, 2003.
††	The plasticizer business was divested in January 2004.

Chemicals earned $24 million in the first half of 2004 versus $6 million in the prior-year half. The $18 million increase in earnings was due largely to higher realized margins ($13 million), primarily for phenol and related products and a $5 million income contribution in the first quarter of 2004 associated with the March 2003 propylene supply agreement with Equistar Chemicals, L.P. and sales from the Bayport, TX polypropylene facility acquired from Equistar. Also contributing to the improvement were higher equity earnings from the BEF joint venture chemical operations ($4 million). Partially offsetting these positive factors were lower sales volumes ($6 million).

During the fourth quarter of 2003, Sunoco announced its decision to sell its plasticizer business and in that period recorded a $23 million provision ($15 million after tax) to write down the assets held for sale to their estimated fair values less costs to sell and established a $5 million accrual ($2 million after tax) for employee terminations under a postemployment plan and for other exit costs. Sunoco sold this business and related inventory in January 2004 to BASF for approximately $90 million in cash. The sale included the Company’s plasticizer facility in Pasadena, TX. The Company’s Neville Island, PA site was not part of the transaction and will continue to produce plasticizers exclusively for BASF under a three-year tolling agreement. Sunoco also agreed to provide terminalling services at this facility to BASF for a 15-year period. (See Note 4 to the condensed consolidated financial statements.)

Effective March 31, 2003, Sunoco formed a limited partnership with Equistar involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a joint venture between Lyondell Chemical Company and Millennium Chemicals Inc. In connection with this transaction, Equistar and the new partnership entered into a 700 million pounds-per-year, 15-year propylene supply contract with Sunoco. Of this amount, 500 million pounds per year is priced on a cost-based formula that includes a fixed discount that declines over the life of the contract, while the remaining 200 million pounds per year is based on market prices. Sunoco also purchased Equistar’s polypropylene facility in Bayport, TX. Sunoco paid $194 million in cash and borrowed $4 million from the seller to form the partnership and acquire the Bayport facility. (See Note 4 to the condensed consolidated financial statements.)

Logistics

Sunoco’s Logistics business, which is comprised of Sunoco’s interest in Sunoco Logistics Partners L.P. as well as certain other assets and joint venture interests, earned $17 million in the first half of 2004 versus $20 million in the year-ago period. The $3 million decline in earnings was due primarily to higher expenses resulting from litigation charges associated with a pipeline spill that occurred in a prior year and to Sunoco’s reduced ownership interest in the Partnership subsequent to the April 7, 2004 public offering (see “Financial Capacity” below).

In March 2004, the Partnership purchased for $20 million certain pipeline and other logistics assets that had previously been acquired by Sunoco with the Eagle Point refinery, in April 2004, acquired for $12 million ConocoPhillips’ Baltimore, MD and Manassas, VA refined product terminals, and in June 2004, purchased for $7 million a one-third interest in the Harbor Pipeline from El Paso Corporation.

Coke

Coke earned $18 million in the first half of 2004 versus $21 million in the first half of 2003. The $3 million decline in earnings was due largely to lower tax benefits from cokemaking operations.

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

Given the rise in demand for steel and the related demand increases for coke, the Company is currently discussing opportunities for new cokemaking facilities with several domestic and international steel companies. Under any new venture, Sun Coke would oversee the construction of coke production facilities and any associated cogeneration power plants. Sun Coke would also operate the facilities and the other parties would take the coke production under long-term agreements. It is also anticipated that ownership of any venture would be shared by several parties, including the off-takers, with Sun Coke generally owning a minority interest.

Corporate and Other

Corporate Expenses - Corporate administrative expenses were $25 million after tax in the current six-month period versus $19 million in the first half of 2003. The $6 million increase was largely due to higher employee-related expenses, including accruals associated with cash and stock-based incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $44 million after tax in the first half of 2004 versus $50 million in the year-ago period. The $6 million decrease was primarily due to lower after-tax expense attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($2 million), lower interest expense ($1 million) and higher capitalized interest ($1 million).

Retail Portfolio Management Program – During the second quarter of 2004, Sunoco recorded a $4 million after-tax charge for estimated losses associated with Retail Marketing’s planned divestment of certain sites in connection with its RPM program (see discussion under “Results of Operations – Six Months, Earnings Profile of Sunoco Businesses, Retail Marketing” above).

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $11.52 billion in the first six months of 2004 compared to $8.80 billion in the first six months of 2003. The 31 percent increase was primarily due to significantly higher refined product sales volumes, largely attributable to the acquisition of the Eagle Point refinery and the Mobil® and Speedway® retail sites, and higher refined product prices. Also contributing to the increase were higher consumer excise taxes, higher convenience store merchandise sales volumes and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses — Total pretax costs and expenses were $11.00 billion in the first six months of 2004 compared to $8.54 billion in the first six months of 2003. The 29 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs. The higher crude oil acquisition costs reflect crude oil price increases and the Company’s higher crude oil throughputs resulting from the acquisition of the Eagle Point refinery, while the higher refined product acquisition costs reflect refined product price increases and purchases to supply the recently acquired Mobil® retail sites located primarily in Delaware, Maryland, Virginia and Washington, D.C. and the Speedway® retail sites located primarily in Florida and South Carolina. Also contributing to the increase were higher consumer excise taxes, higher selling, general and administrative expenses, the cost of higher merchandise sales at the Company’s convenience store outlets, higher refinery operating costs and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended June 30
	2004	2003	Variance
	(Millions of Dollars)
Refining and Supply	$217	$50	$167
Retail Marketing	24	36	(12)
Chemicals	12	10	2
Logistics	9	9	—
Coke	9	11	(2)
Corporate and Other:
Corporate expenses	(13)	(10)	(3)
Net financing expenses and other	(20)	(25)	5
Retail Portfolio Management Program	(4)	—	(4)

Consolidated net income	$234	$81	$153

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended June 30, 2004, Sunoco earned $234 million, or $3.07 per share of common stock on a diluted basis, compared to $81 million, or $1.04 per share, for the second quarter of 2003.

The $153 million increase in net income in the second quarter of 2004 was primarily due to a $143 million increase in margins for wholesale fuels and a $42 million income contribution from the Eagle Point refinery acquired on January 13, 2004. Also contributing to the increase were income from the recently acquired Speedway ($3 million) and ConocoPhillips ($5 million) retail gasoline sites. Partially offsetting these positive factors were lower retail gasoline and distillate margins ($12 million) and higher expenses ($28 million), including fuel, depreciation and employee-related charges.

Refining and Supply

	For the Three Months Ended June 30
	2004	2003
Income (millions of dollars)	$217	$50
Wholesale margin* (per barrel):
Total Refining and Supply	$7.59	$4.29
Northeast Refining Complex	$7.42	$4.42
MidContinent Refining Complex	$8.11	$3.97
Crude inputs as percent of crude unit rated capacity**	100	100
Throughputs (thousands of barrels daily):
Crude oil	887.0	726.5
Other feedstocks	57.1	51.1

Total throughputs	944.1	777.6

Products manufactured (thousands of barrels daily):
Gasoline	471.4	373.9
Middle distillates	307.0	240.3
Residual fuel	77.3	65.6
Petrochemicals	40.4	29.3
Lubricants	15.1	13.9
Other	69.8	83.5

Total production	981.0	806.5
Less: Production used as fuel in refinery operations	50.9	38.9

Total production available for sale	930.1	767.6

*	Wholesale sales revenue less cost of crude oil, other feedstocks, product purchases and related terminalling and transportation divided by production available for sale.
**	In January 2004, crude unit capacity increased from 730 to 890 thousands of barrels daily. This change reflects the acquisition of the 150 thousand barrels-per-day Eagle Point refinery effective January 13, 2004 and a 10 thousand barrels-per-day adjustment at the Toledo refinery reflecting the increased reliability and enhanced operations at this facility in recent years.

Refining and Supply earned $217 million in the current quarter versus $50 million in the second quarter of 2003. The $167 million improvement in results was largely due to higher realized margins ($143 million) and the $42 million income contribution from the Eagle Point refinery acquired on January 13, 2004. Partially offsetting these positive variances were higher expenses ($19 million), including fuel, depreciation and employee-related charges.

Retail Marketing

	For the Three Months Ended June 30
	2004	2003
Income (millions of dollars)	$24	$36
Retail margin* (per barrel):
Gasoline	$4.50	$4.89
Middle distillates	$3.66	$5.18
Sales (thousands of barrels daily):
Gasoline	304.7	270.0
Middle distillates	40.0	37.4

	344.7	307.4

Retail gasoline outlets	4,864	4,536

*	Retail sales price less wholesale price and related terminalling and transportation costs divided by total sales volumes. The retail sales price is the weighted average price received through the various branded marketing distribution channels.

Retail Marketing earned $24 million in the current quarter versus $36 million in the second quarter of 2003. The $12 million decrease in results was primarily due to lower retail gasoline and distillate margins ($12 million) and higher expenses ($5 million), which were largely employee related. Partially offsetting these negative factors were the income contributions of the Mobil® sites (acquired in April 2004) and the Speedway® sites (acquired in June 2003) of $5 and $3 million, respectively.

Chemicals*

	For the Three Months Ended June 30
	2004	2003
Income (millions of dollars)	$12	$10
Margin** (cents per pound):
All products***	9.8	10.1
Phenol and related products	8.2	8.7
Polypropylene***	12.1	12.4
Sales (millions of pounds):
Phenol and related products	648	629
Polypropylene	547	533
Plasticizers†	—	134
Other	32	42

	1,227	1,338

*	Prior-period amounts have been restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004.
**	Wholesale sales revenue less cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
***	The polypropylene and all products margins include the impact of a long-term supply contract entered into on March 31, 2003 with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.
†	The plasticizer business was divested in January 2004.

Chemicals earned $12 million in the second quarter of 2004 versus $10 million in the prior-year quarter. The $2 million increase in earnings was due largely to higher sales volumes for polypropylene and phenol and related products.

Logistics

Sunoco’s Logistics business earned $9 million in both second-quarter periods.

Coke

Coke earned $9 million in the second quarter of 2004 versus $11 million in the second quarter of 2003. The $2 million decline in earnings was due largely to lower tax benefits from cokemaking operations.

Corporate and Other

Corporate Expenses - Corporate administrative expenses were $13 million after tax in the current three-month period versus $10 million in the second quarter of 2003. The $3 million increase was largely due to higher employee-related expenses, including accruals associated with cash and stock-based incentive compensation.

Net Financing Expenses and Other - Net financing expenses and other were $20 million after tax in the second quarter of 2004 versus $25 million in the prior-year quarter. The $5 million decline was primarily due to lower after-tax expense attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($2 million), lower interest expense ($1 million) and higher capitalized interest ($1 million).

Retail Portfolio Management Program - For a discussion of the $4 million after-tax charge recognized in the second quarter of 2004 for estimated losses associated with Retail Marketing’s planned divestment of certain sites, see “Results of Operations - Six Months, Earnings Profile of Sunoco Businesses, Retail Marketing” above.

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $6.28 billion in the second quarter of 2004 compared to $4.20 billion in the second quarter of 2003. The 50 percent increase was primarily due to significantly higher refined product sales volumes, largely attributable to the acquisition of the Eagle Point refinery and the Mobil® and Speedway® retail sites, and higher refined product prices. Also contributing to the increase were higher consumer excise taxes, higher convenience store merchandise sales volumes and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses — Total pretax costs and expenses were $5.90 billion in the current quarter compared to $4.08 billion in the second quarter of 2003. The 45 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs. The higher crude oil acquisition costs reflect crude oil price increases and the Company’s higher crude oil throughputs resulting from the acquisition of the Eagle Point refinery, while the higher refined product acquisition costs reflect refined produce price increases and purchases to supply the recently acquired Mobil® retail sites located primarily in Delaware, Maryland, Virginia and Washington, D.C. and the Speedway® retail sites located primarily in Florida and South Carolina. Also contributing to the increase were higher consumer excise taxes, higher selling, general and administrative expenses, the cost of higher merchandise sales at the Company’s convenience store outlets, higher refinery operating costs and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At June 30, 2004, Sunoco had cash and cash equivalents of $535 million compared to $431 million at December 31, 2003, and had working capital of $46 million compared to a working capital deficit of $73 million at December 31, 2003. The $104 million increase in cash and cash equivalents was due to $679 million of net cash provided by operating activities (“cash generation”) and $3 million of net cash provided by financing activities, partially offset by a $578 million net use of cash in investing activities. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at June 30, 2004 by $1,304 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first six months of 2004, Sunoco’s cash generation was $679 million compared to $431 million in the first half of 2003. This $248 million increase in cash generation was primarily due to the increase in net income, higher deferred income tax expense, higher depreciation, depletion and amortization and an increase in working capital sources pertaining to operating activities. The working capital sources include $94 million attributable to the sale of the Company’s private label credit card program in June 2004 and a $73 million income tax refund received in March 2003.

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

In June 2004, the Company entered into a new revolving credit facility (the “New Facility”) totaling $900 million, which matures in June 2009. The New Facility replaces a $785 million facility, which consisted of a $400 million commitment through July 2004 and a $385 million commitment that was scheduled to mature in July 2005. The New Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper and letters of credit. The Company also can borrow directly from the participating banks under the New Facility. The New Facility is subject to commitment fees, which are not material. Under the terms of the New Facility, Sunoco is required to maintain tangible net worth (as defined in the New Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the New Facility) for each quarter ended after March 31, 2004). At June 30, 2004, the Company’s tangible net worth was $1.9 billion and its targeted tangible net worth was $1.2 billion. The New

Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the New Facility) not exceed .60 to 1. At June 30, 2004, this ratio was .34 to 1. At June 30, 2004, $100 million of commercial paper was outstanding related to the New Facility.

Sunoco Logistics Partners L.P. has a three-year $250 million revolving credit facility through January 2005, which is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. It includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. At June 30, 2004, $65 million was outstanding under this credit facility, which is classified as current portion of long-term debt in the condensed consolidated balance sheet. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3.5 to 1. At June 30, 2004, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.8 to 1 and the interest coverage ratio was 5.5 to 1. The Partnership intends to establish a replacement facility in the second half of 2004.

The Company’s Epsilon joint venture has a $40 million revolving credit facility that matures in September 2006. The credit facility contains restrictive covenants which, among other things, limit the incurrence of additional debt and the sale of assets by Epsilon. At June 30, 2004, $23 million was outstanding under this credit facility, which is guaranteed by Sunoco, Inc. Sunoco, Inc. also guarantees a $120 million term loan due in 2006 of the Company’s Epsilon joint venture.

The following table sets forth Sunoco’s outstanding borrowings (in millions of dollars):

	At June 30 2004	At December 31 2003
Short-term borrowings	$100	$—
Current portion of long-term debt	67	103
Long-term debt	1,429	1,498

Total borrowings	$1,596	$1,601

In the first quarter of 2004, the Company issued $100 million of commercial paper and used the proceeds to repay its $100 million of 7 1/8 percent notes that were due in March 2004. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock or selling a portion of its Sunoco Logistics Partners L.P. common units. Sunoco Logistics Partners L.P. may issue additional common units (see below).

The Company has a shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At June 30, 2004, $1,300 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, under which the Partnership may sell debt or common units representing limited partner interests. The amount, type and timing of any financings under these registration statements will depend upon, among other things, the Company’s and the Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and the Partnership’s respective debt obligations and revolving credit facilities. Subsequent to the Partnership’s April 2004 equity offering (see below), $365 million remains available under the Partnership’s shelf registration statement.

In April 2004, the Partnership issued 3.4 million limited partnership units under its shelf registration statement at a price of $39.75 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled approximately $129 million. Coincident with the offering, the Partnership redeemed 2.2 million limited partnership units owned by Sunoco for $83 million. Upon completion of the offering and related redemption of Sunoco’s limited partnership units, Sunoco now has a 62.6 percent interest in the Partnership, including its 2 percent general partnership interest. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on these transactions. The proceeds from the offering were also principally used by the Partnership to finance the $20 million acquisition in March 2004 of certain pipeline and other logistics assets previously purchased by Sunoco with the Eagle Point refinery, the $12 million purchase in April 2004 of two ConocoPhillips refined product terminals located in Baltimore, MD and Manassas, VA and the $7 million purchase in June 2004 of a one-third interest in the Harbor Pipeline from El Paso Corporation.

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

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans for the first half of 2004 and the full-year 2003 (in millions of dollars):

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
Market value of investments at beginning of period	$1,071	$930
Increase (reduction) in market value of investments resulting from:
Net investment income	31	211
Company contributions	36	89
Plan benefit payments	(66)	(159)

	$1,072	$1,071

Pension expense for the full-year 2004 is projected to increase approximately $10 million after tax. Although the Company is not required to make any contributions to its funded benefit plans in 2004, it currently plans to contribute an estimated $50 million to these plans for the year. In March 2002, a temporary interest-rate-relief bill was enacted by Congress that mitigated the impact of a decline in interest rates used in pension funding calculations. In April 2004, Congress enacted additional legislation that continues the use of more favorable interest rates for determining funding requirements for 2004 and 2005. The new bill replaces the interest rate on 30-year Treasury bonds with a rate based on corporate bonds.

Management believes any additional contributions to the pension plans can be funded without a significant impact on liquidity. Future changes in the equity markets and/or the discount rate could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

SHARE REPURCHASES

During the first half of 2004, the Company repurchased 1,055,000 shares of common stock for $65 million. At June 30, 2004, the Company had a remaining authorization from its Board of Directors to purchase up to $207 million of Company common stock in the open market from time to time depending on prevailing market conditions and available cash (see “Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below).

FORWARD-LOOKING STATEMENTS

Some of the information included in this quarterly report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although Sunoco believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

Administrative Proceedings

In 1994, pursuant to amendments to the Clean Air Act, Pennsylvania promulgated reasonably available control technology (“RACT”) regulations to control emissions of nitrogen oxide (“NOx”) and volatile organic compounds (“VOC”) from regulated facilities. In the same year, Sunoco, Inc. (R&M), a subsidiary of Sunoco, Inc., submitted a proposal designating its preferred RACT for each affected source in its Marcus Hook refinery. Two boilers were subject to the regulations. In June 1995, the Pennsylvania Department of Environmental Protection (“PaDEP”) issued a RACT Plan Approval and Compliance Permit for both boilers with a compliance deadline of 1996. While Sunoco, Inc. (R&M) disagreed with PaDEP’s RACT determination and engaged in an ongoing dialogue with the agency as to the best way to comply, the Company did not file an administrative appeal of the Plan Approval and Compliance Permit. Thereafter, in 1997, PaDEP issued a Notice of Violation to Sunoco, Inc. (R&M) alleging failure to comply with the 1995 Plan Approval and Compliance Permit. In 1998, PaDEP issued an Abatement Order to Sunoco,

Inc. (R&M) to comply with the 1995 Plan Approval and Compliance Permit. After lengthy negotiations with PaDEP, Sunoco, Inc. (R&M) and PaDEP agreed on the appropriate RACT equipment for both boilers and the designated control equipment was installed. PaDEP imposed a civil penalty in the amount of $3.5 million on Sunoco, Inc. (R&M) for failure to timely comply with the 1995 Plan Approval and Compliance Permit. (See the Company’s Forms 10-Q for the quarters ended June 30, 2000 and June 30, 2002.) Sunoco, Inc. (R&M) appealed the civil penalty to the Pennsylvania Environmental Hearing Board, and in April 2004, the Hearing Board dismissed the appeal. The Company filed a motion for reconsideration with the Hearing Board, which was denied. (See the Company’s Form 10-Q for the quarter ended March 31, 2004.) The Company has filed an appeal before the Commonwealth Court of Pennsylvania, and the Court has assigned the appeal to mandatory, non-binding mediation.

In August 2003, Sunoco, Inc. (R&M) received a demand for stipulated penalties in excess of $100,000 from the Massachusetts Department of Environmental Protection for the alleged failure to meet a compliance deadline relating to a remediation treatment system. The deadline was included in an Administrative Consent Order with Penalty entered into in August 2001 under which Sunoco paid a penalty of less than $100,000 and which was the result of alleged delays in remediation at service station locations in Hanover, MA. (See the Company’s Form 10-Q for the quarter ended September 30, 2003.) In May 2004, the Massachusetts Department of Environmental Protection and Sunoco entered into a Consent Decree under which Sunoco paid less than $100,000.

MTBE Litigation

Sunoco is a defendant in over 60 lawsuits pending in 17 states which involve the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. The lawsuits are substantially identical and the plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product. Many other refiners and suppliers of gasoline are defendants in some or all of these cases. Most of the cases filed in state courts have been removed to federal court by motion of the defendants and consolidated for pre-trial purposes in the U.S. District Court, Southern District of New York by the Judicial Panel on Multidistrict Litigation. Motions to remand most of the cases to their respective state courts have been denied, but motions to remand certain cases are pending. The cases include the following, which allege product liability/defective product, public and private nuisance, failure to warn, negligence, civil conspiracy, violation of the New York Navigation Law and violation of the Deceptive Business Acts and Practices:

Hicksville Water District v. Sunoco, et al., originally filed in the Supreme Court of the State of New York, County of Nassau, is currently in the U.S. District Court for the Southern District of New York. Sunoco received the complaint in April 2004.

Rosyln Water District v. Sunoco, et. al., originally filed in the Supreme Court of the State of New York, County of Nassau, is currently in the U.S. District Court for the Southern District of New York. Sunoco received the complaint in May 2004.

Franklin Square Water District v. Sunoco, et al., originally filed in the Supreme Court of the State of New York, County of Nassau, is currently in the U.S. District Court for the Southern District of New York. Sunoco received the complaint in April 2004.

Town of Wappinger v. Sunoco, et al., originally filed in the Supreme Court of the State of New York, County of Duchess, is currently in the U.S.

District Court for the Southern District of New York. Sunoco received the complaint in April 2004.

United Water New York, Inc. v. Sunoco, et al., originally filed in the Supreme Court of the State of New York, County of Rockland, is currently in the U.S. District Court for the Southern District of New York. Sunoco received the complaint in April 2004.

Village of Pawling v. Sunoco, et al., originally filed in the Supreme Court of the State of New York, County of Duchess, is currently in the U.S. District Court for the Southern District of New York. Sunoco received the complaint in April 2004.

Up to this point, for the group of MTBE cases currently pending, there has been little information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at June 30, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides a summary of all repurchases by the Company of its common stock during the three-month period ended June 30, 2004:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)
April 2004	50	$64.42	50	$230
May 2004	360	$61.24	270	$215
June 2004	135	$61.12	135	$207

Total	545	$61.50	455

*       All of the shares repurchased during the three-month period ended June 30, 2004 were acquired pursuant to the repurchase program that Sunoco publicly announced on July 9, 2001 (see below), except for 90,000 shares acquired in May, which were purchased from employees. These shares were acquired in connection with stock swap transactions related to the exercise of stock options.

**     In July 2001, the Company’s Board of Directors approved a $500 million share repurchase program with no stated expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 6, 2004. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Board’s solicitations. At this meeting, the shareholders were requested: (1) to elect a Board of Directors and (2) to ratify the appointment of independent auditors. The following action was taken by the Company’s shareholders with respect to each of the above items:

1.	Concerning the election of a Board of Directors of the Company, there was a total of 67,163,152 votes cast. The tabulation below sets forth the number of votes cast for or withheld (abstentions) from each director. There were no broker non-votes.

NAME	Number “FOR”	Number “WITHHELD” (ABSTENTIONS)
R. J. Darnall	65,474,410	1,688,742
J. G. Drosdick	64,739,241	2,423,911
U. F. Fairbairn	66,153,912	1,009,240
T. P. Gerrity	63,911,474	3,251,678
R. B. Greco	65,477,236	1,685,916
J. G. Kaiser	64,866,083	2,297,069
R. D. Kennedy	66,147,214	1,015,938
R. H. Lenny	65,486,318	1,676,834
N. S. Matthews	65,827,240	1,335,912
R. A. Pew	66,150,880	1,012,272
G. J. Ratcliffe	65,935,633	1,227,519
J. W. Rowe	66,268,881	894,271
J. K. Wulff	66,268,881	894,271

2.	Concerning the motion to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors, there was a total of 67,163,152 votes cast, with an aggregate of 65,096,676 votes cast in favor of ratification of such appointment and 1,607,346 against. There were 459,130 withheld (abstentions). There were no broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

10	-	$900,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 25, 2004, among Sunoco, Inc. and JPMorgan Chase Bank, Bank of America, N.A., Bank of Tokyo-Mitsubishi Trust Company, Barclays Bank PLC and Citibank, N.A.

12	-	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Periods Ended June 30, 2004 and 2003.

31.1	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On July 2, 2004, the Company filed under Item 5 – “Other Events” and Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” a press release issued by the Company announcing an increase in the Company’s quarterly dividend.

On July 22, 2004, the Company furnished under Item 7 – “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 12 – “Results of Operations and Financial Condition” of Form 8-K, a copy of its earnings press release for the second quarter of 2004 that was issued on July 22, 2004. In this Form 8-K, the Company also furnished under Item 7 and Item 9 – “Regulation FD Disclosure” additional information concerning the Company’s second quarter earnings that was presented to investors in a teleconference call on July 22, 2004.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

DATE August 4, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit
10	$900,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 25, 2004, among Sunoco, Inc. and JPMorgan Chase Bank, Bank of America, N.A., Bank of Tokyo-Mitsubishi Trust Company, Barclays Bank PLC and Citibank, N.A.

12	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Periods Ended June 30, 2004 and 2003.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Financial Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.