Form 10-Q
period 2004-09-30
SUNOCO INC
filed 2004-11-04
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At September 30, 2004, there were 73,126,165 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)

	For the Nine Months Ended September 30
	2004	2003*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$18,072	$13,408
Interest income	7	5
Other income (loss), net (Notes 3, 4, 5 and 6)	—	7

	18,079	13,420

COSTS AND EXPENSES
Cost of products sold and operating expenses	14,620	10,519
Consumer excise taxes	1,680	1,483
Selling, general and administrative expenses (Note 3)	613	545
Depreciation, depletion and amortization	303	271
Payroll, property and other taxes	91	81
Interest cost and debt expense	85	87
Interest capitalized	(6)	(2)

	17,386	12,984

Income before income tax expense	693	436
Income tax expense (Note 5)	266	160

NET INCOME	$427	$276

Net income per share of common stock:
Basic	$5.69	$3.59
Diluted	$5.63	$3.56

Weighted average number of shares outstanding (Note 7):
Basic	75.1	76.8
Diluted	75.9	77.6

Cash dividends paid per share of common stock	$.85	$.75

*	Restated to reflect the consolidation of the Epsilon Products Company, LLC (“Epsilon”) polypropylene joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares Except Per Share Amounts)

	For the Three Months Ended September 30
	2004	2003*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$6,575	$4,630
Interest income	4	1
Other income (loss), net (Notes 3, 4, 5 and 6)	(21)	(11)

	6,558	4,620

COSTS AND EXPENSES
Cost of products sold and operating expenses	5,417	3,536
Consumer excise taxes	611	556
Selling, general and administrative expenses (Note 3)	203	202
Depreciation, depletion and amortization	103	94
Payroll, property and other taxes	30	30
Interest cost and debt expense	28	29
Interest capitalized	(3)	(1)

	6,389	4,446

Income before income tax expense	169	174
Income tax expense (Note 5)	65	65

NET INCOME	$104	$109

Net income per share of common stock:
Basic	$1.40	$1.41
Diluted	$1.39	$1.40

Weighted average number of shares outstanding (Note 7):
Basic	74.2	77.1
Diluted	75.0	78.0

Cash dividends paid per share of common stock	$.30	$.25

*	Restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)	At September 30 2004	At December 31 2003*
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$293	$431
Accounts and notes receivable, net	1,381	1,056
Inventories:
Crude oil	328	150
Petroleum and chemical products	447	223
Materials, supplies and other	131	121
Deferred income taxes	90	91

Total Current Assets	2,670	2,072

Investments and long-term receivables	114	143
Properties, plants and equipment	8,634	8,132
Less accumulated depreciation, depletion and amortization	3,830	3,727

Properties, plants and equipment, net	4,804	4,405
Prepaid retirement costs	11	11
Deferred charges and other assets (Note 4)	457	422

Total Assets	$8,056	$7,053

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,010	$1,365
Accrued liabilities (Note 8)	441	435
Short-term borrowings (Note 6)	100	—
Current portion of long-term debt (Note 6)	67	103
Taxes payable	339	242

Total Current Liabilities	2,957	2,145

Long-term debt (Note 6)	1,322	1,498
Retirement benefit liabilities (Note 9)	563	604
Deferred income taxes	708	602
Other deferred credits and liabilities (Note 8)	228	208
Commitments and contingent liabilities (Note 8)
Minority interests (Note 3)	537	440
Shareholders’ equity (Note 10)	1,741	1,556

Total Liabilities and Shareholders’ Equity	$8,056	$7,053

*	Restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Nine Months Ended September 30
	2004	2003*
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$427	$276
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset write-downs and other matters	13	23
Loss on early extinguishment of debt	53	—
Depreciation, depletion and amortization	303	271
Deferred income tax expense	114	113
Payments in excess of expense for retirement plans	(42)	(56)
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(324)	(46)
Inventories	(278)	(117)
Accounts payable and accrued liabilities	636	94
Taxes payable	112	112
Other	(3)	12

Net cash provided by operating activities	1,011	682

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(528)	(271)
Acquisitions, net of seller financing of $4 in 2003 (Note 4)	(416)	(356)
Proceeds from divestments (Note 4)	135	19
Other	6	(12)

Net cash used in investing activities	(803)	(620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	100	—
Net proceeds from issuance of long-term debt	248	—
Repayments of long-term debt	(468)	(12)
Premium paid on early extinguishment of debt	(50)	—
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 3)	129	—
Cash distributions to investors in cokemaking operations	(31)	(38)
Cash dividend payments	(64)	(58)
Purchases of common stock for treasury	(236)	—
Proceeds from issuance of common stock under management incentive and employee option plans	43	20
Other	(17)	(9)

Net cash used in financing activities	(346)	(97)

Net decrease in cash and cash equivalents	(138)	(35)
Cash and cash equivalents at beginning of period	431	390

Cash and cash equivalents at end of period	$293	$355

*	Restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the gain on income tax settlements, the gains/losses associated with the divestment of certain retail sites, the loss on divestment of the Company’s one-third interest in Belvieu Environmental Fuels (“BEF”), the provision for write-down of the BEF MTBE production facility to its estimated fair value and the losses from the early extinguishment of debt in connection with a debt restructuring (Notes 4, 5 and 6). Results for the three and nine months ended September 30, 2004 are not necessarily indicative of results for the full year 2004.

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

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FASB Interpretation No. 46”), defines a variable interest entity (“VIE”) as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46 requires a VIE to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the company that is subject to a majority of the risk of loss from the VIE’s activities or, if no company is subject to a majority of such risk, the company that is entitled to receive a majority of the VIE’s residual returns.

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

Epsilon’s long-term debt at January 1, 2003 was comprised of $120 million of floating-rate notes due 2006 and $35 million outstanding under Epsilon’s $40 million revolving credit facility. The floating-rate notes are collateralized by the joint venture’s polypropylene facility, which has a carrying value of $83 million at September 30, 2004. Sunoco, Inc. guarantees 100 percent of Epsilon’s long-term debt.

The consolidation of Epsilon did not impact Sunoco’s net income or have a significant effect on any other amounts in its condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003.

3.	Minority Interests.

Cokemaking Operations

Since 1995, Sunoco has received $724 million in exchange for interests in its Indiana Harbor and Jewell cokemaking operations in four separate transactions. Sunoco did not recognize any gain at the dates of these transactions as the third-party investors were entitled to a preferential return on their investments. The preferential returns are currently equal to 98 percent of the cash flows and tax benefits from the respective cokemaking operations during the preferential return periods, which continue until the investors currently entitled to preferential returns recover their investments and achieve a cumulative after-tax return that averages approximately 10 percent. Income is recognized as coke production and sales generate cash flows and tax benefits which are allocated to Sunoco and the third-party investors, while expense is recognized to reflect the investors’ preferential returns.

The preferential return period for the Jewell operation was expected to end in 2011. However, due to anticipated higher costs associated with coal purchases from Sunoco’s Jewell coal operation over the next few years, the Company now believes the preferential return period will likely extend indefinitely. The preferential return period for the Indiana Harbor operation is expected to end in 2007. Due to the difficulty of forecasting operations and tax benefits into the future, the accuracy of the Company’s estimates is subject to considerable uncertainty. The estimated lengths of these preferential return periods are based upon the Company’s current expectations of future cash flows and tax benefits, which are impacted by sales volumes and prices, raw material and operating costs, capital expenditure levels and the ability to recognize tax benefits under the current tax law (see below). Better-than-expected cash flows and tax benefits will shorten the investors’ preferential return periods, while lower-than-expected cash flows and tax benefits will lengthen the periods.

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

Under the current tax law, the coke production at Jewell and Indiana Harbor will no longer be eligible to generate nonconventional fuel tax credits after 2007. Prior to this date, the amount of the tax credits would be phased out on a ratable basis in the event the average annual price of domestic crude oil at the wellhead increases on an inflation-adjusted basis from $50.14 to $62.94 (in 2003 dollars). If this were to occur, the Company could be required to make cash payments to the third-party investors. Payments for the Jewell or Indiana Harbor operation would be required only if the expected end of the respective preferential return period is extended by two years or more and if the respective third-party investor is expected to achieve a cumulative after-tax return of less than approximately 6.5 percent. The Company currently does not believe that any payments to the investors would be required under this provision of the tax indemnity agreement, even if the average annual wellhead crude oil price exceeds the $62.94 threshold at which the credits are completely phased out. The Company estimates the domestic wellhead price averaged $36.70 per barrel for the ten months ended October 31, 2004 and $49.00 per barrel for the month of October 2004.

The Company also indemnifies the third-party investors in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits which would be available to them. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. In certain of these cases, if indemnification is required, the Company also has the option to purchase the third-party investors’ interests. Although the Company believes it is remote that it will be required to make any payments under these indemnifications, at September 30, 2004, the maximum potential payment under these tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $610 million. If this were to occur, the minority interest balance would be reduced by approximately $255 million.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations for the nine-month periods ended September 30, 2004 and 2003 (in millions of dollars):

	Nine Months Ended September 30
	2004	2003
Balance at beginning of year	$328	$379
Nonconventional fuel credit and other tax benefits*	(38)	(43)
Preferential return*	36	41
Cash distributions to third-party investors	(31)	(38)

Balance at end of period	$295	$339

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash change in the minority interest in cokemaking operations, are included in other income (loss), net, in the condensed consolidated statements of income.

Logistics Operations

On February 8, 2002, the Company contributed a substantial portion of its Logistics business to Sunoco Logistics Partners L.P., a master limited partnership formed in 2001 (the “Partnership”), in exchange for a 73.2 percent limited partnership interest, a 2 percent general partnership interest, incentive distribution rights and a special distribution, representing the net proceeds from the Partnership’s issuance of $250 million of ten-year 7.25 percent senior notes. The Partnership concurrently issued 5.75 million limited partnership units, representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Proceeds from the offering were used by the Partnership to establish working capital that was not contributed to the Partnership by

Sunoco. Sunoco liquidated this retained working capital subsequent to the Partnership’s formation. No gain or loss was recognized on these transactions.

Concurrent with the offering, Sunoco entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. These agreements also establish fees for administrative services provided by Sunoco to the Partnership and indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

On April 7, 2004, the Partnership issued 3.4 million limited partnership units under its shelf registration statement at a price of $39.75 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled approximately $129 million. Coincident with the offering, the Partnership redeemed 2.2 million limited partnership units owned by Sunoco for $83 million. With the completion of the offering and the related redemption of Sunoco’s limited partnership units, Sunoco now has a 62.6 percent interest in the Partnership, including its 2 percent general partnership interest. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on these transactions.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. for the nine-month periods ended September 30, 2004 and 2003 (in millions of dollars):

	Nine Months Ended September 30
	2004	2003
Balance at beginning of year	$104	$100
Net proceeds from the public offering on April 7, 2004	129	—
Minority interest share of income*	14	12

Cash distributions to third-party investors**	(14)	(8)

Balance at end of period	$233	$104

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.
**	The Partnership increased its quarterly cash distribution per unit from $.45 to $.4875 for the fourth quarter of 2002 and then to $.50 for the second quarter of 2003, $.5125 for the third quarter of 2003, $.55 for the fourth quarter of 2003, $.57 for the first quarter of 2004, $.5875 for the second quarter of 2004 and $.6125 for the third quarter of 2004.

4.	Changes in Business.

Acquisitions

Eagle Point Refinery and Related Assets - Effective January 13, 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation (“El Paso”) for $250 million, including inventory. In connection with this transaction, Sunoco assumed certain environmental and other liabilities. The Eagle Point refinery is located in Westville, NJ, near the Company’s existing Northeast refining operations. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the Northeast and enables the capture of significant synergies in a larger

Northeast Refining Complex. The related assets acquired include certain pipeline and other logistics assets associated with the refinery which Sunoco sold to Sunoco Logistics Partners L.P. for $20 million in March 2004. No gain or loss was recognized on this transaction.

The Company recently settled a dispute with El Paso primarily related to the amount due for inventory purchased in connection with the Eagle Point refinery acquisition. As a result of the settlement, Sunoco made an additional $15 million payment to El Paso in October 2004, which has been treated as an adjustment to the purchase price for the acquisition.

The purchase price (including the adjustment described above) has been tentatively allocated to the assets acquired and liabilities assumed based on their relative fair market values at the acquisition date. The following is a summary of the effects of the transaction on Sunoco’s consolidated financial position (in millions of dollars):

Increase in:
Inventories	$159
Properties, plants and equipment, net	108
Accrued liabilities	(3)
Other deferred credits and liabilities	(14)

Cash paid for acquisition	$250

Service Stations - In the second quarter of 2004, Sunoco completed the purchase of 340 retail outlets operated under the Mobil® brand from ConocoPhillips for $181 million, including inventory. Of the total sites acquired, 112 are owned in fee or subject to long-term leases, with average gasoline throughput of approximately 175 thousand gallons per month. The remaining network consists of contracts to supply 34 dealer-owned and operated locations and 194 branded distributor-owned sites. These outlets, which include 31 sites that are Company-operated and have convenience stores, are located primarily in Delaware, Maryland, Virginia and Washington, D.C. These sites are being rebranded to Sunoco® gasoline and APlus® convenience stores over time. In the second quarter of 2003, Sunoco completed the purchase of 193 Speedway® retail gasoline sites from a subsidiary of Marathon Ashland Petroleum LLC for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, are all Company-operated locations with convenience stores. Of the 193 outlets, Sunoco became lessee for 54 of the sites under long-term lease agreements. The Speedway® sites are being re-branded as Sunoco® locations in the 2003-2004 period. The Company believes these acquisitions fit its long-term strategy to build a retail and convenience store network that will provide attractive long-term returns.

The purchase prices for the service stations acquired have been allocated to the assets acquired and liabilities assumed based on their relative estimated fair market values at the acquisition dates. Sunoco engaged an independent appraisal firm to value the ConocoPhillips assets. The appraisal was completed during the third quarter of 2004. The following is a summary of the effects of these transactions on Sunoco’s consolidated financial position as of the acquisition dates (in millions of dollars):

	Mobil® Sites		Speedway® Sites
Increase in:
Inventories	$1		$21
Properties, plants and equipment, net	144		143
Deferred charges and other assets	37	*	—
Accrued liabilities	(1)		—
Other deferred credits and liabilities	—		(2)

Cash paid for acquisition	$181		$162

*	Consists of $4 million allocated to goodwill and $33 million allocated to contracts with dealers and distributors. The value of the dealer and distributor contracts is being amortized into income primarily on a straight-line basis over a 10-15 year period, which represents the expected life of the Company’s affiliation with these dealers and distributors. During the five-month period since the acquisition, this amortization expense amounted to $1 million.

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

Increase in:
Inventories	$11
Properties, plants and equipment, net	30
Deferred charges and other assets	160 *
Accrued liabilities	(2)
Retirement benefit liabilities	(1)

198

Seller financing:
Current portion of long-term debt	(1)
Long-term debt	(3)

(4)

Cash paid for acquisition	$194

*	Represents the amounts allocated to the propylene supply contract and the related partnership. The Company is amortizing this deferred cost into income over the 15-year life of the supply contract in a manner that reflects the future decline in the fixed discount over the contract period. The unamortized cost related to the supply contract and related partnership amounted to $137 million at September 30, 2004.

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

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Sales and other operating revenue	$18,345	$15,667	$6,575	$5,249

Net income	$432	$326	$104	$130

Net income per share of common stock - diluted	$5.69	$4.20	$1.39	$1.67

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

Divestments

Belvieu Environmental Fuels - In the third quarter of 2004, Sunoco sold its one-third partnership interest in Belvieu Environmental Fuels (“BEF”), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX, to Enterprise Products Operating L.P. (“Enterprise”) for $15

million in cash, resulting in a $13 million loss on divestment ($8 million after tax). In connection with the sale, Sunoco has retained one-third of any liabilities and damages exceeding $300,000 in the aggregate arising from any claims resulting from the ownership of the assets and liabilities of BEF for the period prior to the divestment date, except for any on-site environmental claims. Due to the nature of this indemnification, the Company cannot estimate the fair value, nor determine the total amount of the indemnification, if any. During 2003, as a result of various governmental actions which caused a material adverse impact on MTBE industry demand, BEF undertook a study evaluating various alternative uses for its MTBE production facility, including the conversion to the production of iso-octane or alkylate. In connection therewith, in the third quarter of 2003, BEF recorded a write-down of its MTBE production facility to its estimated fair value at that time. The estimated fair value was determined by an independent appraiser using present value techniques which reflect various alternative operating assumptions. Sunoco’s share of this provision amounted to $23 million ($15 million after tax). Both of these charges are included in other income (loss), net, in the condensed consolidated statements of income.

Retail Portfolio Management Program – A Retail Portfolio Management (“RPM”) program is ongoing, which will reduce the Company’s invested capital in certain Company-owned or leased sites. As part of this program, Sunoco plans to divest or convert to contract dealers or distributors selected sites during the 2003-2005 period, including some of the recently acquired Speedway® and Mobil® sites. The Company expects to generate divestment proceeds of approximately $175 million, of which $70 million has been received related to the sale of 127 sites in 2003 and 2004. Most of the gasoline sales volume attributable to the divested sites has been retained within the Sunoco branded business. During the first nine months of 2004, a $2 million net charge ($1 million after tax) was recognized in other income (loss), net, in the condensed consolidated statement of income in connection with the RPM program. The net charge includes a $1 million accrual for employee terminations under a postemployment plan. The Company expects the RPM program to generate gains in excess of this recognized net loss.

Private Label Credit Card Program - During the second quarter of 2004, Sunoco sold its private label consumer and commercial credit card business and related accounts receivable to Citibank. In connection with this divestment, Sunoco received $100 million in cash proceeds, recognized a $3 million gain on divestment ($2 million after tax) and established a $3 million accrual ($2 million after tax) for employee terminations under a postemployment plan and for other exit costs. In addition, the two companies signed a seven-year agreement for the operation and servicing of the Sunoco private label credit card program. The transition to Citibank is expected to be completed in the fourth quarter of 2004.

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

5.	Income Tax Settlements.

During the third quarter of 2004, Sunoco received a $2 million refund related to the computation of interest on numerous federal income tax issues. In connection with this settlement, a $28 million pretax gain ($18 million after tax) was recognized in other income (loss), net, in the condensed consolidated statements of income.

During the second quarter of 2004, Sunoco settled certain federal income tax issues that had been in dispute, which increased net income by $5 million. In connection with this settlement, Sunoco received $9 million of cash proceeds.

6.	Debt Restructuring.

In the third quarter of 2004, the Company repurchased outstanding debt with a par value of $352 million through a series of tender offers and open market purchases utilizing the net proceeds from the issuance of $250 million of 4 7/8 percent, 10-year notes under its shelf registration statement and $154 million of cash. The Company recognized a $53 million loss ($34 million after tax) in the third quarter of 2004 due to the early extinguishment of the debt. This loss is reflected in other income (loss), net, in the condensed consolidated statements of income.

In November 2004, Sunoco issued $103 million of floating-rate notes. The Company intends to utilize the proceeds from these notes to redeem, in December 2004, its 7.60 percent environmental industrial revenue bonds due in 2024.

In the first quarter of 2004, the Company issued $100 million of commercial paper and used the proceeds to repay its maturing 7 1/8 percent notes.

7.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS for the nine-month and three-month periods ended September 30, 2004 and 2003 (in millions):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Weighted average number of common shares outstanding - basic	75.1	76.8	74.2	77.1
Add effect of dilutive stock incentive awards	.8	.8	.8	.9

Weighted average number of shares - diluted	75.9	77.6	75.0	78.0

8.	Commitments and Contingent Liabilities.

Sunoco is contingently liable under various arrangements that guarantee debt of third parties aggregating to approximately $11 million at September 30, 2004. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

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

	At September 30 2004	At December 31 2003
Accrued liabilities	$39	$44
Other deferred credits and liabilities	111	102

	$150	$146

The following table summarizes the changes in the accrued liability for environmental remediation activities by category for the nine-month periods ended September 30, 2004 and 2003 (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2003	$52	$72	$8	$19	$5	$3	$159
Accruals	1	15	1	6	1	(1)	23
Payments	(5)	(14)	(1)	(6)	(1)	—	(27)
Other*	—	—	—	4	—	—	4

Balance at September 30, 2003	$48	$73	$8	$23	$5	$2	$159

Balance at January 1, 2004	$43	$74	$7	$15	$5	$2	$146
Accruals	1	14	—	1	1	—	17
Payments	(7)	(15)	(1)	(2)	(2)	—	(27)
Acquisitions and divestments	11	—	(1)	—	—	—	10
Other*	2	2	—	—	—	—	4

Balance at September 30, 2004	$50	$75	$5	$14	$4	$2	$150

*	Consists of increases in the accrued liability for which recovery from third parties is probable.

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At September 30, 2004, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $100 million. However, the Company believes it is very unlikely that it will realize the maximum loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

Future costs for environmental remediation activities at the Company’s marketing sites also will be influenced by the extent of MTBE contamination of groundwater, the cleanup of which will be driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. Cost increases result directly from extended remedial operations and maintenance on sites that, under prior standards, could otherwise have been completed. Cost increases will also result from installation of additional remedial or monitoring wells and purchase of more expensive equipment because of the presence of MTBE. While actual cleanup costs for specific sites are variable and depend on many of the factors discussed above, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases.

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of September 30, 2004, Sunoco had been named as a PRP at 47 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s negligible participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $8 million at September 30, 2004. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact multiple Sunoco facilities and formerly owned and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $23 million at September 30, 2004 and are included in deferred charges and other assets in the condensed consolidated balance sheets.

In December 1999, the U.S. Environmental Protection Agency (“EPA”) adopted a rule under the Clean Air Act (which relates to emissions of materials into the air) that phases in limitations on the sulfur content of gasoline beginning in 2004. In January 2001, the EPA adopted another rule which will require limitations on the allowable sulfur content of on-road diesel fuel beginning in 2006. The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations, primarily with respect to the capital and operating expenditures at its five current refineries. Most of the capital spending is likely to occur in the 2004-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new gasoline and on-road diesel requirements will be approximately $550 million, including amounts attributable to the recently acquired Eagle Point refinery. Spending to meet these requirements totaled $129 million through September 30, 2004. In May 2004, the EPA adopted a third rule which will phase in limitations on the allowable sulfur content in off-road diesel fuel beginning in mid-2007. The off-road diesel rule is currently being analyzed but it is not expected to have a significant impact on Sunoco’s capital expenditures. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the systems pertaining to banking and trading credits, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

In July 1997, the EPA promulgated new, more stringent National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles, which is resulting in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio and West Virginia, where Sunoco operates facilities. The EPA issued final ozone non-attainment area designations in April 2004, which became effective June 15, 2004. Fine particle non-attainment areas are not expected to be designated until early 2005. These standards will result in further controls of both nitrogen oxide and volatile organic compound emissions. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas, which would require them to meet the ozone requirements by 2010, which is before existing federally mandated control programs would take effect. However, EPA’s designation of non-attainment areas and the EPA’s rule on state implementation are currently being challenged by the state of Ohio, trade associations and health and environmental groups. In September 2004, the EPA requested that the court remove certain issues relating to the 8-hour ozone NAAQS standards from the litigation, and has indicated that it will seek reconsideration of those issues. Regulatory programs, when established to implement the EPA’s standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA completes the non-attainment area designation process and promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised State Implementation Plans to respond to the new regulations.

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

Sunoco has received Notices of Violation and Findings of Violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries. The Notices and Findings of Violation allege failure to comply with certain requirements relating to benzene wastewater emissions at the Company’s Marcus Hook, Toledo and Philadelphia refineries and failure to comply with certain requirements relating to leak detection and repair at the Toledo refinery. In addition, the EPA has alleged that: at the Company’s Philadelphia refinery, certain modifications were made to one of the fluid catalytic cracking units in 1992 and 1998 without obtaining requisite permits; at the Company’s Marcus Hook refinery, certain modifications were made to the fluid catalytic cracking unit in 1990 and 1996 without obtaining requisite permits; and at the Company’s Toledo refinery, certain physical and operational changes were made to the fluid catalytic cracking unit in 1985 without obtaining requisite permits. The EPA has also alleged that at the Company’s Toledo refinery, certain physical and operational changes were made to the sulfur plant in 1995, 1998 and 1999 without obtaining requisite permits; certain physical and operational changes were made to a flare system without obtaining requisite permits; and that the flare system was not being operated in compliance with the Clean Air Act. Sunoco has met with representatives of the EPA on these Notices and Findings of Violation and is currently evaluating its position. Although Sunoco does not believe that it has violated any Clean Air Act requirements, as part of this initiative, Sunoco could be required to make significant capital expenditures, incur higher operating costs, operate these refineries at reduced levels and pay significant penalties. There were no liabilities accrued at September 30, 2004 in connection with this initiative. With respect to the Company’s recently acquired Eagle Point refinery, El Paso Corporation, its prior owner, has entered into a consent decree with the EPA and the New Jersey Department of Environmental Protection as part of the EPA’s enforcement initiative. Sunoco does not anticipate substantial capital expenditures on its part as a result of El Paso’s consent decree.

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

Sunoco, along with other refiners, manufacturers and sellers of gasoline, owners and operators of retail gasoline sites, and manufacturers of MTBE, are defendants in over 60 cases in 17 states involving the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. Plaintiffs, which include private well owners, water providers and certain governmental authorities, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product. Plaintiffs also generally are alleging groundwater contamination, nuisance, trespass, negligence, failure to warn, violation of environmental laws and deceptive business practices. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief and punitive damages. The public water provider cases have been removed to federal court by motion of the defendants and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York. Motions to remand these cases to their respective state courts have been denied. Motions to remand certain other cases are pending. Up to this point, for the group of MTBE cases currently pending, there has been little information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2004. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

9.	Retirement Benefit Plans.

The following sets forth the components of defined benefit plans and postretirement benefit plans expense for the nine-month and three-month periods ended September 30, 2004 and 2003 (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Nine Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Service cost (cost of benefits earned during the year)	$35	$28	$6	$5
Interest cost on benefit obligations	64	67	18	18
Expected return on plan assets	(63)	(63)	—	—
Amortization of:
Prior service cost (benefit)	2	2	(5)	(9)
Unrecognized losses	25	16	2	2

	$63	$50	$21	$16

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Service cost (cost of benefits earned during the year)	$12	$9	$2	$2
Interest cost on benefit obligations	22	23	6	6
Expected return on plan assets	(22)	(21)	—	—
Amortization of:
Prior service cost (benefit)	1	1	(1)	(4)
Unrecognized losses	8	5	—	1

	$21	$17	$7	$5

During the first nine months of 2004, Sunoco contributed $95 million to its defined benefit pension plans. Management does not expect to make any additional contributions to its defined benefit pension plans during the remainder of 2004.

In the fourth quarter of 2003, Congress passed the Medicare Prescription Drug Act of 2003, which authorized Medicare to provide prescription drug benefits to retirees. To encourage employers to retain or provide postretirement drug benefits for their Medicare-eligible employees, beginning in 2006, the federal government will begin to make subsidy payments to employers who sponsor postretirement benefit plans under which retirees receive prescription drug benefits that are “actuarially equivalent” to the prescription drug benefits provided under Medicare. In May 2004, FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP No. 106-2”), was issued which provides guidance on accounting for the effects of the new Medicare legislation. Adoption of FSP No. 106-2, which became effective in the third quarter of 2004, did not materially impact Sunoco’s consolidated financial statements.

10.	Shareholders’ Equity.

	At September 30 2004	At December 31 2003
	(Millions of Dollars)
Common stock, par value $1 per share	$138	$137
Capital in excess of par value	1,618	1,552
Earnings employed in the business	2,739	2,376
Accumulated other comprehensive loss	(183)	(187)
Common stock held in treasury, at cost	(2,571)	(2,322)

Total	$1,741	$1,556

During the first nine months of 2004, the Company repurchased 3,698,134 shares of common stock for $236 million. In September 2004, the Company announced that its Board of Directors approved an additional $500 million of share repurchase authorization. At September 30, 2004, the Company has a remaining authorization to purchase up to $550 million of common stock, including $50 million available under a previous program, in the open market from time to time depending on prevailing market conditions and available cash.

In the third quarter of 2004, Sunoco’s Board of Directors increased the Company’s quarterly dividend two and one-half cents per share, or nine percent, to a new quarterly dividend rate of 30 cents per share.

11.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income for the nine-month and three-month periods ended September 30, 2004 and 2003 (in millions of dollars):

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
Net income	$427	$276	$104	$109
Other comprehensive income, net of related income taxes:
Net hedging gains (losses)	8	3	3	(1)
Reclassifications of net hedging (gains) losses to earnings	(4)	(5)	2	1

Comprehensive income	$431	$274	$109	$109

12.	Business Segment Information.

The following tables set forth certain income statement information concerning Sunoco’s business segments for the nine-month and three-month periods ended September 30, 2004 and 2003 (in millions of dollars):

	Sales and Other Operating Revenue
Nine Months Ended September 30, 2004	Unaffiliated Customers		Inter- segment	Segment Income (Loss) (after tax)
Refining and Supply	$8,126		$5,168	$406
Retail Marketing	7,033		—	39
Chemicals	1,532		—	54
Logistics	1,180		1,238	26
Coke	201		—	30
Corporate and Other	—		—	(128	)*

Consolidated	$18,072			$427

Nine Months Ended September 30, 2003
Refining and Supply	$5,309		$3,657	$241
Retail Marketing	5,625		—	66
Chemicals	1,281	**	—	27
Logistics	1,007		1,019	29
Coke	186		—	32
Corporate and Other	—		—	(119	)***

Consolidated	$13,408			$276

*	Consists of $40 million of after-tax corporate expenses, $63 million of after-tax net financing expenses and other, an $18 million after-tax gain on an income tax settlement, a $1 million after-tax loss associated with the Retail Marketing Portfolio management program, an $8 million after-tax loss on divestment of the Company’s one-third interest in BEF and a $34 million after-tax loss from the early extinguishment of debt in connection with a debt restructuring (Notes 4, 5 and 6).
**	Restated to reflect the consolidation of the Epsilon joint venture in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).
***	Consists of $29 million of after-tax corporate expenses, $75 million of after-tax net financing expenses and other and a $15 million after-tax provision for write-down of the BEF MTBE production facility to its estimated fair value (Note 4).

	Sales and Other Operating Revenue
Three Months Ended September 30, 2004	Unaffiliated Customers		Inter- segment	Segment Income (Loss) (after tax)
Refining and Supply	$2,961		$1,924	$89
Retail Marketing	2,546		—	19
Chemicals	598		—	30
Logistics	399		459	9
Coke	71		—	12
Corporate and Other	—		—	(55	)*

Consolidated	$6,575			$104

Three Months Ended September 30, 2003
Refining and Supply	$1,735		$1,345	$98
Retail Marketing	2,107		—	20
Chemicals	424	**	—	21
Logistics	301		352	9
Coke	63		—	11
Corporate and Other	—		—	(50	)***

Consolidated	$4,630			$109

*	Consists of $15 million of after-tax corporate expenses, $19 million of after-tax net financing expenses and other, an $18 million after-tax gain on an income tax settlement, a $3 million after-tax gain associated with the Retail Marketing Portfolio management program, an $8 million after-tax loss on divestment of the Company’s one-third interest in BEF and a $34 million after-tax loss from the early extinguishment of debt in connection with a debt restructuring (Notes 4, 5 and 6).
**	Restated to reflect the consolidation of the Epsilon joint venture in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004 (Note 2).
***	Consists of $10 million of after-tax corporate expenses, $25 million of after-tax net financing expenses and other and a $15 million after-tax provision for write-down of the BEF MTBE production facility to its estimated fair value (Note 4).

The following table sets forth Sunoco’s total assets by business segment at September 30, 2004 (in millions of dollars):

Refining and Supply	$3,241
Retail Marketing	1,397
Chemicals	1,552
Logistics	1,256
Coke	335
Corporate and Other	345	*

Consolidated	$8,056	**

*	Consists of Sunoco’s $90 million consolidated deferred income tax asset, $11 million of prepaid retirement costs and $244 million attributable to corporate activities.
**	After elimination of intersegment receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Nine Months Ended September 30
	2004	2003	Variance
	(Millions of Dollars)
Refining and Supply	$406	$241	$165
Retail Marketing	39	66	(27)
Chemicals	54	27	27
Logistics	26	29	(3)
Coke	30	32	(2)
Corporate and Other:
Corporate expenses	(40)	(29)	(11)
Net financing expenses and other	(63)	(75)	12
Income tax settlement	18	—	18
Retail portfolio management program	(1)	—	(1)
Asset write-downs and other matters	(8)	(15)	7
Debt restructuring	(34)	—	(34)

Consolidated net income	$427	$276	$151

Analysis of Earnings Profile of Sunoco Businesses

In the nine-month period ended September 30, 2004, Sunoco earned $427 million, or $5.63 per share of common stock on a diluted basis, compared to $276 million, or $3.56 per share, for the first nine months of 2003.

The $151 million increase in net income in the first nine months of 2004 was primarily due to a $148 million increase in margins for wholesale fuels and a $95 million income contribution from the Eagle Point refinery acquired on January 13, 2004. Also contributing to the increase were a gain on an income tax settlement ($18 million), higher chemical margins ($20 million), increases in income attributable to the recently acquired Speedway ($3 million) and ConocoPhillips ($10 million) retail gasoline sites and increased earnings related to the March 2003 propylene supply agreement with Equistar Chemicals, L.P. ($5 million). Partially offsetting these positive factors were lower margins for retail gasoline ($25 million), higher expenses ($66 million), including fuel, depreciation and employee-related charges, a loss on early extinguishment of debt in connection with a debt restructuring ($34 million), lower chemical sales volumes ($3 million) and a higher effective income tax rate ($12 million).

Refining and Supply

	For the Nine Months Ended September 30
	2004	2003
Income (millions of dollars)	$406	$241
Wholesale margin* (per barrel):
Total Refining and Supply	$6.26	$5.00
Northeast Refining Complex	$6.11	$4.96
MidContinent Refining Complex	$6.70	$5.09
Crude inputs as percent of crude unit rated capacity**	96	98
Throughputs*** (thousands of barrels daily):
Crude oil	846.3	718.1
Other feedstocks	60.1	53.1

Total throughputs	906.4	771.2

Products manufactured*** (thousands of barrels daily):
Gasoline	440.0	374.3
Middle distillates	293.5	238.1
Residual fuel	72.8	63.0
Petrochemicals	37.2	28.1
Lubricants	14.0	13.7
Other	83.1	83.7

Total production	940.6	800.9
Less: Production used as fuel in refinery operations	46.3	37.9

Total production available for sale	894.3	763.0

*	Wholesale sales revenue less cost of crude oil, other feedstocks, product purchases and related terminalling and transportation divided by production available for sale.
**	In January 2004, crude unit capacity increased from 730 to 890 thousands of barrels daily. This change reflects the acquisition of the 150 thousand barrels-per-day Eagle Point refinery effective January 13, 2004 and a 10 thousand barrels-per-day adjustment at the Toledo refinery reflecting the increased reliability and enhanced operations at this facility in recent years. The calculation of the crude inputs as a percent of crude unit rated capacity for the nine months ended September 30, 2004 includes the Eagle Point refinery, effective January 13, 2004.
***	Data pertaining to the Eagle Point refinery for the nine months ended September 30, 2004 are based on the amounts attributable to the 262-day ownership period (January 13, 2004 - September 30, 2004) divided by 274 days.

Refining and Supply earned $406 million in the current nine months versus $241 million in the first nine months of 2003. Excluding income from the Eagle Point refinery, the improvement in results was largely due to higher realized margins ($148 million), partially offset by higher expenses ($51 million), including fuel, depreciation and employee-related charges, a higher effective income tax rate ($16 million) and lower gains on asset divestments ($3 million). Results for the first nine months of 2004 include a $95 million income contribution from the Eagle Point refinery (see below).

Effective January 13, 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation (“El Paso”) for $250 million, including inventory. In connection with this transaction, Sunoco assumed certain environmental and other liabilities. The Eagle Point refinery is located in Westville, NJ near the Company’s existing

Northeast refining operations. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the Northeast and enables the capture of significant synergies in a larger Northeast Refining Complex. The related assets acquired include certain pipeline and other logistics assets associated with the refinery which Sunoco sold to Sunoco Logistics Partners L.P. in March 2004. (See Note 4 to the condensed consolidated financial statements.)

Retail Marketing

	For the Nine Months Ended September 30
	2004	2003
Income (millions of dollars)	$39	$66
Retail margin* (per barrel):
Gasoline	$3.84	$4.21
Middle distillates	$4.29	$4.86
Sales (thousands of barrels daily):
Gasoline	296.4	275.1
Middle distillates	41.6	39.9

	338.0	315.0

Retail gasoline outlets	4,811	4,518

*	Retail sales price less wholesale price and related terminalling and transportation costs divided by total sales volumes. The retail sales price is the weighted average price received through the various branded marketing distribution channels.

Retail Marketing earned $39 million in the current nine months versus $66 million in the first nine months of 2003. Excluding income from the recently acquired Mobil® and Speedway® sites, the decrease in results was primarily due to lower retail gasoline margins ($25 million), which averaged 9.1 cents per gallon and were down almost 1 cent per gallon from the first nine months of 2003. Also contributing to the decline were lower distillate margins ($3 million), higher expenses ($2 million), largely employee related, and lower non-gasoline income ($7 million). Partially offsetting these negative factors were increases in income attributable to the Mobil® sites (acquired from ConocoPhillips in April 2004) and the Speedway® sites (acquired from Marathon Ashland Petroleum in June 2003) of $10 and $3 million, respectively.

During the second quarter of 2004, Sunoco sold its private label consumer and commercial credit card business and related accounts receivable to Citibank. In connection with this divestment, Sunoco received $100 million in cash proceeds, recognized a $3 million gain ($2 million after tax) and established a $3 million accrual ($2 million after tax) for employee terminations under a postemployment plan and for other exit costs. In addition, the two companies signed a seven-year agreement for the operation and servicing of the Sunoco private label credit card program. The transition to Citibank is expected to be completed in the fourth quarter of 2004.

In April 2004, Sunoco completed the purchase of 340 retail outlets operated under the Mobil® brand from ConocoPhillips for $181 million, including inventory. Of the total sites acquired, 112 are owned in fee or subject to long-term leases, with average throughput of approximately 175 thousand gallons per month. The remaining network consists of contracts to supply 34 dealer-owned and operated locations and 194 branded distributor-owned locations. These outlets, which include 31 sites that are Company-operated and have convenience stores, are located primarily in Delaware, Maryland, Virginia and Washington, D.C. The Mobil®

sites are being rebranded to Sunoco® gasoline and APlus® convenience stores over time. In the second quarter of 2003, Sunoco completed the purchase of 193 Speedway® retail gasoline sites from a subsidiary of Marathon Ashland Petroleum LLC for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, are all Company-operated locations with convenience stores. Of the 193 outlets, Sunoco became lessee for 54 of the sites under long-term lease agreements. The Speedway® sites are being re-branded as Sunoco® locations in the 2003-2004 period. The Company believes these acquisitions fit its long-term strategy to build a retail and convenience store network that will provide attractive long-term returns. (See Note 4 to the condensed consolidated financial statements.)

A Retail Portfolio Management (“RPM”) program is ongoing, which will reduce the Company’s invested capital in certain Company-owned or leased sites. As part of this program, Sunoco plans to divest or convert to contract dealers or distributors selected sites during the 2003-2005 period, including some of the recently acquired Speedway® and Mobil® sites. The Company expects to generate divestment proceeds of approximately $175 million, of which $70 million has been received related to the sale of 127 sites in 2003 and 2004. Most of the gasoline sales volume attributable to the divested sites has been retained within the Sunoco branded business. During the first nine months of 2004, a $2 million net charge ($1 million after tax) was recognized in connection with the RPM program, which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. The net charge includes a $1 million accrual for employee terminations under a postemployment plan. The Company expects the RPM program to generate gains in excess of this recognized net loss.

Chemicals*

	For the Nine Months Ended September 30
	2004	2003
Income (millions of dollars)	$54	$27
Margin** (cents per pound):
All products***	10.1	9.1
Phenol and related products	8.7	8.0
Polypropylene***	12.4	11.0
Sales (millions of pounds):
Phenol and related products	1,946	1,934
Polypropylene†	1,683	1,660
Plasticizers††	28	446
Other	139	123

	3,796	4,163

*	Prior-period amounts have been restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004.
**	Wholesale sales revenue less cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
***	The polypropylene and all products margins include the impact of a long-term supply contract entered into on March 31, 2003 with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount (see below).
†	Includes amounts attributable to the Bayport facility subsequent to its purchase, effective March 31, 2003.
††	The plasticizer business was divested in January 2004.

Chemicals earned $54 million in the first nine months of 2004 versus $27 million in the first nine months of 2003. The $27 million increase in earnings was due largely to higher realized margins ($20 million) and a $5 million income contribution in the first quarter of 2004 associated with the March 2003 propylene supply agreement with Equistar Chemicals, L.P. and sales from the Bayport, TX polypropylene facility acquired from Equistar. Also contributing to the improvement were higher operating earnings from the recently divested BEF joint venture chemical operations (see below) ($6 million). Partially offsetting these positive factors were lower sales volumes ($3 million).

In the third quarter of 2004, Sunoco sold its one-third partnership interest in BEF to Enterprise Products Operating L.P. (“Enterprise”) for $15 million in cash, resulting in an $8 million after-tax loss on divestment. In connection with the sale, Sunoco has retained one-third of any liabilities and damages exceeding $300,000 in the aggregate arising from any claims resulting from the ownership of the assets and liabilities of BEF for the period prior to the divestment date, except for any on-site environmental claims. As a result of various governmental actions which caused a material adverse impact on MTBE industry demand, in the third quarter of 2003, BEF recorded a write-down of its MTBE production facility to its estimated fair value at that time. Sunoco’s share of this provision amounted to $15 million after tax. Both of these charges are reported as Asset Write-Downs and Other Matters shown separately under Corporate and Other in the Earnings Profile of Sunoco Businesses. (See Note 4 to the condensed consolidated financial statements.)

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

Logistics

Sunoco’s Logistics business, which is comprised of Sunoco’s interest in Sunoco Logistics Partners L.P. as well as certain other assets and joint venture interests, earned $26 million in the first nine months of 2004 versus $29 million in the year-ago period. The $3 million decline in earnings was due primarily to Sunoco’s reduced ownership interest in the Partnership subsequent to the April 7, 2004 public offering (see “Financial Capacity” below).

In March 2004, the Partnership purchased for $20 million certain pipeline and other logistics assets that had previously been acquired by Sunoco with the Eagle Point refinery, in April 2004, acquired for $12 million ConocoPhillips’ Baltimore, MD and Manassas, VA refined product terminals, and in June 2004, purchased for $7 million an additional one-third interest in the Harbor Pipeline from El Paso Corporation.

Coke

Coke earned $30 million in the first nine months of 2004 versus $32 million in the first nine months of 2003. The $2 million decline in earnings was due largely to lower tax benefits from cokemaking operations, partially offset by a favorable litigation settlement recognized in the third quarter of 2004.

Under the current tax law, the coke production at Jewell and Indiana Harbor will no longer be eligible to generate nonconventional fuel tax credits after 2007. Prior to this date, the amount of the tax credits would be phased out on a ratable basis in the event the average annual price of domestic crude oil at the wellhead increases on an inflation-adjusted basis from $50.14 to $62.94 (in 2003 dollars). The reduction in Sun Coke’s after-tax income attributable to the potential phaseout would be approximately $15 million annually if the annual crude oil price were to average at or above the top of this range. The Company could also be required to make cash payments to the third-party investors if the tax credit is reduced. The Company estimates the domestic wellhead price averaged $36.70 per barrel for the ten months ended October 31, 2004 and $49.00 per barrel for the month of October 2004. (See Note 3 to the condensed consolidated financial statements.)

Substantially all coke sales are currently made under long-term contracts with Ispat Inland Inc. (“Ispat”) and International Steel Group (“ISG”). Both Ispat and ISG have credit ratings below investment-grade. In October 2004, Ispat International N.V. (the parent of Ispat) announced that it has entered into a merger agreement with ISG under which ISG will become a wholly owned subsidiary of Ispat International N.V. Ispat International N.V. also announced that it has agreed to acquire LNM Holdings N.V. The Chairman of Ispat International N.V. and LNM Holdings N.V. is the controlling shareholder of both companies. The merger with ISG is subject to the completion of the acquisition of LNM Holdings N.V. The merger, which is subject to shareholder and regulatory approvals, is expected to be completed in the first quarter of 2005, according to the press release. Standard and Poors Rating Services and Moody’s Investors Service have both indicated that they have placed the credit ratings of Ispat and ISG under review for possible upgrade.

In October 2003, Sun Coke entered into an agreement with three affiliates of ISG to build and operate a 550 thousand tons-per-year cokemaking facility in Haverhill, OH. Construction of this facility, which is estimated to cost approximately $140 million, commenced in December 2003, and the facility is expected to be operational in March 2005. Spending to construct this facility totaled $86 million through September 30, 2004. In connection with this agreement, ISG has agreed to purchase 550,000 tons per year of coke from this facility, which is in addition to the 700,000 tons it currently is purchasing annually from the Company’s Jewell production through 2005. These two contracts have been combined into a 15-year, 1.25 million tons-per-year contract. In addition, the heat recovery steam generation associated with the cokemaking process at this facility will provide low-cost steam to the Company’s adjacent chemical manufacturing complex.

In August 2004, Sun Coke entered into a series of agreements with two major steel companies to oversee the construction of a 1.6 million metric tons-per-year cokemaking facility and associated cogeneration power plant in Vitória, Brazil with an estimated cost of $350-$400 million. Sun Coke will operate the cokemaking and water treatment plant facilities and the other parties will take the coke production under long-term tolling agreements. One of the steel companies will purchase all of the electricity produced at the facility. Construction began in the third quarter of 2004, and the facilities are expected to be operational in 2006. Ownership of the venture currently is shared by the off-takers and Sun Coke, with Sun Coke having an initial 1 percent ownership interest and an option to purchase, at net book value, an additional 19 percent joint-venture interest.

Given the rise in demand for steel and the related demand increases for coke, the Company is currently discussing other opportunities for new cokemaking facilities with several domestic and international steel companies. Under any of these new ventures, Sun Coke would oversee the construction of coke production facilities and any associated cogeneration power plants. Sun Coke would also operate the facilities, and the other parties would take the coke production under long-term agreements. It is also anticipated that ownership of any venture would be shared by several parties, including the off-takers, with Sun Coke generally owning a minority interest.

Corporate and Other

Corporate Expenses - Corporate administrative expenses were $40 million after tax in the current nine-month period versus $29 million in the first nine months of 2003. The $11 million increase was largely due to higher employee-related expenses, including accruals associated with cash and stock-based incentive compensation.

Net Financing Expenses and Other - Net financing expenses and other were $63 million after tax in the first nine months of 2004 versus $75 million in the year-ago period. The $12 million decrease was primarily due to lower after-tax expense attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($4 million) and a higher effective income tax rate ($4 million). Also contributing to the decline were higher interest income ($1 million), lower interest expense ($1 million) and higher capitalized interest ($2 million). In the third quarter of 2004, the Company repurchased outstanding debt with a par value of $352 million through a series of tender offers and open market purchases utilizing the net proceeds from the issuance of $250 million of 4 7/8 percent, 10-year notes under its shelf registration statement and $154 million of cash. The Company recognized a $34 million after-tax loss in the third quarter of 2004 due to the early extinguishment of the debt, which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. (See “Financial Condition - Financial Capacity” below and Note 6 to the condensed consolidated financial statements.)

Income Tax Settlement - During the third quarter of 2004, Sunoco recognized an $18 million after-tax gain in connection with an income tax settlement related to the computation of interest on numerous federal income tax issues. (See Note 5 to the condensed consolidated financial statements.)

Retail Portfolio Management Program - During the first nine months of 2004, Sunoco recorded a $1 million net after-tax charge for losses associated with Retail Marketing’s planned divestment of certain sites in connection with its RPM program. (See Note 4 to the condensed consolidated financial statements.)

Asset Write-Downs and Other Matters - In the third quarter of 2004, Sunoco sold its one-third interest in BEF to Enterprise Products Operating L.P. for $15 million in cash, resulting in an $8 million after-tax loss on divestment. In the third quarter of 2003, BEF recorded a write-down of its MTBE production facility to its estimated fair value. Sunoco’s share of this provision amounted to $15 million after tax. (See Note 4 to the condensed consolidated financial statements.)

Debt Restructuring - In the third quarter of 2004, Sunoco recognized a $34 million after-tax loss from the early extinguishment of outstanding debt with a par value of $352 million in connection with a debt restructuring. (See “Financial Condition - Financial Capacity” below and Note 6 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $18.08 billion in the first nine months of 2004 compared to $13.42 billion in the first nine months of 2003. The 35 percent increase was primarily due to significantly higher refined product and chemical prices and to significantly higher refined product sales volumes, largely attributable to the acquisitions of the Eagle Point refinery and the Mobil® and Speedway® retail sites. Also contributing to the increase were higher consumer excise taxes, higher convenience store merchandise sales volumes and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses — Total pretax costs and expenses were $17.39 billion in the first nine months of 2004 compared to $12.98 billion in the first nine months of 2003. The 34 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs. The higher crude oil acquisition costs reflect crude oil price increases and the Company’s higher crude oil throughputs resulting from the acquisition of the Eagle Point refinery, while the higher refined product acquisition costs reflect refined product price increases and purchases to supply the recently acquired Mobil® retail sites located primarily in Delaware, Maryland, Virginia and Washington, D.C. and the Speedway® retail sites located primarily in Florida and South Carolina. Also contributing to the increase were higher consumer excise taxes, higher selling, general and administrative expenses, the cost of higher merchandise sales at the Company’s convenience store outlets, higher refinery operating costs and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended September 30
	2004	2003	Variance
	(Millions of Dollars)
Refining and Supply	$89	$98	$(9)
Retail Marketing	19	20	(1)
Chemicals	30	21	9
Logistics	9	9	—
Coke	12	11	1
Corporate and Other:
Corporate expenses	(15)	(10)	(5)
Net financing expenses and other	(19)	(25)	6
Income tax settlement	18	—	18
Retail portfolio management program	3	—	3
Asset write-downs and other matters	(8)	(15)	7
Debt restructuring	(34)	—	(34)

Consolidated net income	$104	$109	$(5)

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended September 30, 2004, Sunoco earned $104 million, or $1.39 per share of common stock on a diluted basis, compared to $109 million, or $1.40 per share, for the third quarter of 2003.

The $5 million decrease in net income in the third quarter of 2004 was primarily due to a $34 million after-tax loss on early extinguishment of debt and a $13 million decrease in margins for wholesale fuels. Also contributing to the decrease were lower production volumes ($7 million) largely due to planned maintenance in the Northeast Refining Complex, lower retail gasoline volumes ($5 million) and higher expenses ($10 million), including fuel, depreciation and employee-related charges. Partially offsetting these negative factors were the $30 million income contribution from the Eagle Point refinery acquired on January 13, 2004, the $5 million income contribution from the recently acquired ConocoPhillips retail gasoline sites, an $18 million gain on income tax settlement and a $7 million increase in chemical margins.

Refining and Supply

	For the Three Months Ended September 30
	2004	2003
Income (millions of dollars)	$89	$98
Wholesale margin* (per barrel):
Total Refining and Supply	$5.43	$5.36
Northeast Refining Complex	$5.09	$4.81
MidContinent Refining Complex	$6.36	$6.65
Crude inputs as percent of crude unit rated capacity**	93	100
Throughputs (thousands of barrels daily):
Crude oil	827.4	727.2
Other feedstocks	57.7	50.5

Total throughputs	885.1	777.7

Products manufactured (thousands of barrels daily):
Gasoline	429.6	388.9
Middle distillates	288.4	236.0
Residual fuel	63.6	64.7
Petrochemicals	37.8	29.7
Lubricants	13.8	13.9
Other	83.6	74.5

Total production	916.8	807.7
Less: Production used as fuel in refinery operations	45.1	38.1

Total production available for sale	871.7	769.6

*	Wholesale sales revenue less cost of crude oil, other feedstocks, product purchases and related terminalling and transportation divided by production available for sale.
**	In January 2004, crude unit capacity increased from 730 to 890 thousands of barrels daily. This change reflects the acquisition of the 150 thousand barrels-per-day Eagle Point refinery effective January 13, 2004 and a 10 thousand barrels-per-day adjustment at the Toledo refinery reflecting the increased reliability and enhanced operations at this facility in recent years.

Refining and Supply earned $89 million in the current quarter versus $98 million in the third quarter of 2003. Excluding income from the Eagle Point refinery, the decline in results was largely due to lower realized margins ($13 million), lower production volumes ($7 million), largely due to planned maintenance in the Northeast Refining Complex, and higher expenses ($11 million), including fuel, depreciation and employee-related charges. Also contributing to the decline in earnings were lower gains on asset divestments ($3 million) and a higher effective income tax rate ($3 million). Partially offsetting these negative factors was the $30 million income contribution from the Eagle Point refinery acquired on January 13, 2004.

Retail Marketing

	For the Three Months Ended September 30
	2004	2003
Income (millions of dollars)	$19	$20
Retail margin* (per barrel):
Gasoline	$4.24	$4.20
Middle distillates	$2.61	$3.25
Sales (thousands of barrels daily):
Gasoline	310.5	303.6
Middle distillates	40.5	38.0

	351.0	341.6

Retail gasoline outlets	4,811	4,518

*	Retail sales price less wholesale price and related terminalling and transportation costs divided by total sales volumes. The retail sales price is the weighted average price received through the various branded marketing distribution channels.

Retail Marketing earned $19 million in the current quarter versus $20 million in the third quarter of 2003. Current quarter results include $5 million of earnings from retail sites acquired from ConocoPhillips in April 2004. However, lower distillate margins ($1 million), lower gasoline volumes (excluding the ConocoPhillips sites) ($5 million) and the impact of hurricane activity on our Southeast U.S. retail network ($2 million), reduced results versus the prior-year period.

Chemicals*

	For the Three Months Ended September 30
	2004	2003
Income (millions of dollars)	$30	$21
Margin** (cents per pound):
All products***	11.4	10.5
Phenol and related products	9.3	8.7
Polypropylene***	14.8	13.1
Sales (millions of pounds):
Phenol and related products	684	635
Polypropylene	561	577
Plasticizers†	—	155
Other	48	35

	1,293	1,402

*	Prior-period amounts have been restated to reflect the consolidation of the Epsilon joint venture, effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004.
**	Wholesale sales revenue less cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
***	The polypropylene and all products margins include the impact of a long-term supply contract entered into on March 31, 2003 with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.
†	The plasticizer business was divested in January 2004.

Chemicals earned $30 million in the third quarter of 2004 versus $21 million in the prior-year quarter. The $9 million increase in earnings was due largely to higher chemical margins ($7 million). Margins for both phenol and polypropylene products improved during the quarter due to increased sales prices throughout the product channels.

Logistics

Sunoco’s Logistics business earned $9 million in both third-quarter periods.

Coke

Coke earned $12 million in the third quarter of 2004 versus $11 million in the third quarter of 2003. The $1 million increase in earnings was due primarily to a favorable litigation settlement during the current quarter.

Corporate and Other

Corporate Expenses - Corporate administrative expenses were $15 million after tax in the current three-month period versus $10 million in the third quarter of 2003. The $5 million increase was largely due to higher employee-related expenses, including accruals associated with cash and stock-based incentive compensation.

Net Financing Expenses and Other - Net financing expenses and other were $19 million after tax in the third quarter of 2004 versus $25 million in the prior-year quarter. The $6 million decline was due, in part, to increased capitalized interest ($1 million) and lower expense attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($1 million). Lower interest expense ($1 million) and higher interest income ($1 million) also contributed to the decline.

Income Tax Settlement - For a discussion of the $18 million after-tax gain recognized in the third quarter of 2004 in connection with an income tax settlement, see Note 5 to the condensed consolidated financial statements.

Retail Portfolio Management Program - For a discussion of the $3 million of after-tax income recognized in the third quarter of 2004 for net gains associated with Retail Marketing’s planned divestment of certain sites, see Note 4 to the condensed consolidated financial statements.

Asset Write-Downs and Other Matters - For a discussion of the $8 and $15 million after-tax charges in the third quarters of 2004 and 2003, respectively, related to Sunoco’s investment in BEF, which was sold in September 2004, see Note 4 to the condensed consolidated financial statements.

Debt Restructuring - For a discussion of the $34 million after-tax loss recognized in the third quarter of 2004 from the early extinguishment of outstanding debt with a par value of $352 million in connection with a debt restructuring, see “Financial Condition – Financial Capacity” below and Note 6 to the condensed consolidated financial statements.

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $6.56 billion in the third quarter of 2004 compared to $4.62 billion in the third quarter of 2003. The 42 percent increase was primarily due to significantly higher refined product and chemical prices and to significantly higher refined product sales volumes, largely attributable to the acquisition of the Eagle Point refinery and the Mobil® retail sites. Also contributing to the increase were higher consumer excise taxes and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses — Total pretax costs and expenses were $6.39 billion in the current quarter compared to $4.45 billion in the third quarter of 2003. The 44 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs. The higher crude oil acquisition costs reflect crude oil price increases and the Company’s higher crude oil throughputs resulting from the acquisition of the Eagle Point refinery, while the higher refined product acquisition costs reflect refined product price increases and purchases to supply the recently acquired Mobil® retail sites located primarily in Delaware, Maryland, Virginia and Washington, D.C. Also contributing to the increase were higher consumer excise taxes, higher refinery operating costs and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At September 30, 2004, Sunoco had cash and cash equivalents of $293 million compared to $431 million at December 31, 2003, and had a working capital deficit of $287 million compared to a working capital deficit of $73 million at December 31, 2003. The $138 million decrease in cash and cash equivalents was due to an $803 million net use of cash in investing activities and a $346 million net use of cash in financing activities, partially offset by $1,011 million of net cash provided by operating activities (“cash generation”). Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at September 30, 2004 by $1,725 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first nine months of 2004, Sunoco’s cash generation was $1,011 million compared to $682 million in the first nine months of 2003. This $329 million increase in cash generation was primarily due to the increase in net income, higher depreciation, depletion and amortization and an increase in working capital sources pertaining to operating activities. The cash generation from working capital changes in 2004 was largely the result of significantly higher crude oil prices as the payment terms on Sunoco’s crude oil purchases are generally longer than the terms on product sales. The working capital changes in 2004 also include $100 million of proceeds attributable to the sale of the Company’s private label credit card program and approximately $100 million of cash used to increase refined product inventory levels. Working capital sources in 2003 include a $73 million income tax refund for the 2003 tax year.

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

In June 2004, the Company entered into a new revolving credit facility (the “New Facility”) totaling $900 million, which matures in June 2009. The New Facility replaces a $785 million facility, which consisted of a $400 million commitment through July 2004 and a $385 million commitment that was scheduled to mature in July 2005. The New Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper and letters of credit. The Company also can borrow directly from the participating banks under the New Facility. The New Facility is subject to commitment fees, which are not material. Under the terms of the New Facility, Sunoco is required to maintain tangible net worth (as defined in the New Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the New Facility) for each quarter ended after March 31, 2004). At September 30, 2004, the Company’s tangible net worth was $1.9 billion and its targeted tangible net worth was $1.2 billion. The New Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the New Facility) not exceed .60 to 1. At September 30, 2004, this ratio was .38 to 1. The New Facility is currently being used to support $100 million of floating rate notes that were issued by the Company in November 2004 (see below) and $100 million of commercial paper.

Sunoco Logistics Partners L.P. has a three-year $250 million revolving credit facility through January 2005, which is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. It includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. At September 30, 2004, $65 million was outstanding under this credit facility, which is classified as current portion of long-term debt in the condensed consolidated balance sheet. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3.5 to 1. At September 30, 2004, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.9 to 1 and the interest coverage ratio was 5.2 to 1. The Partnership intends to establish a replacement facility in the fourth quarter of 2004.

The Company’s Epsilon joint venture has a $40 million revolving credit facility that matures in September 2006. The credit facility contains restrictive covenants which, among other things, limit the incurrence of additional debt and the sale of assets by Epsilon. At September 30, 2004, $16 million was outstanding under this credit facility, which is guaranteed by Sunoco, Inc. Sunoco, Inc. also guarantees a $120 million term loan due in 2006 of the Company’s Epsilon joint venture.

The following table sets forth Sunoco’s outstanding borrowings (in millions of dollars):

	At September 30 2004	At December 31 2003
Short-term borrowings	$100	$—
Current portion of long-term debt	67	103
Long-term debt	1,322	1,498

Total borrowings	$1,489	$1,601

In the third quarter of 2004, the Company repurchased outstanding debt with a par value of $352 million through a series of tender offers and open market purchases utilizing the net proceeds from the issuance of $250 million of 4 7/8 percent, 10-year notes under its shelf registration statement (see below) and $154 million of cash. The Company recognized a $34 million after-tax loss in the third quarter of 2004 due to the early extinguishment of the debt, which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. In November 2004, Sunoco issued $103 million of floating-rate notes. The Company intends to utilize the proceeds from these notes to redeem, in December 2004, its 7.60 percent environmental industrial revenue bonds due in 2024. As a result of the above debt restructuring activities, interest expense is expected to decline approximately $20 million pretax in 2005. In the first quarter of 2004, the Company issued $100 million of commercial paper and used the proceeds to repay its maturing 7 1/8 percent notes. Management believes there is sufficient borrowing capacity available to pursue strategic investment opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock or selling a portion of its Sunoco Logistics Partners L.P. common units. Sunoco Logistics Partners L.P. may issue additional common units (see below).

The Company has a shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. Subsequent to the September 2004 debt offering discussed above, $1,050 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, under which the Partnership may sell debt or common units representing limited partner interests. The amount, type and timing of any financings under these registration statements will depend upon, among other things, the Company’s and the Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and the Partnership’s respective debt obligations and revolving credit facilities. Subsequent to the Partnership’s April 2004 equity offering (see below), $365 million remains available under the Partnership’s shelf registration statement.

In April 2004, the Partnership issued 3.4 million limited partnership units under its shelf registration statement at a price of $39.75 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled approximately $129 million. Coincident with the offering, the Partnership redeemed 2.2 million limited partnership units owned by Sunoco for $83 million. Upon completion of the offering and related redemption of Sunoco’s limited partnership units, Sunoco now has a 62.6 percent interest in the Partnership, including its 2 percent general partnership interest. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on these transactions. The proceeds from the offering were also principally used by the Partnership to finance the $20 million acquisition in March 2004 of certain pipeline and other logistics assets previously purchased by Sunoco with the Eagle Point refinery, the $12 million purchase in April 2004 of two ConocoPhillips refined product terminals located in Baltimore, MD and Manassas, VA and the $7 million purchase in June 2004 of an additional one-third interest in the Harbor Pipeline from El Paso Corporation.

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

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans for the first nine months of 2004 and the full-year 2003 (in millions of dollars):

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003
Market value of investments at beginning of period	$1,071	$930
Increase (reduction) in market value of investments resulting from:
Net investment income	34	211
Company contributions	95	89
Plan benefit payments	(97)	(159)

	$1,103	$1,071

Management does not expect to make any additional contributions to its funded benefit plans during the remainder of 2004, but currently anticipates making $50 million of contributions in 2005. In March 2002, a temporary interest-rate-relief bill was enacted by Congress that mitigated the impact of a decline in interest rates used in pension funding calculations. In April 2004, Congress enacted additional legislation that continues the use of more favorable interest rates for determining funding requirements for 2004 and 2005. The new bill replaces the interest rate on 30-year Treasury bonds with a rate based on corporate bonds.

Management believes any additional contributions to the pension plans can be funded without a significant impact on liquidity. Future changes in the equity markets and/or the discount rate could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

SHARE REPURCHASES

During the first nine months of 2004, the Company repurchased 3,698,134 shares of common stock for $236 million. In September 2004, the Company announced that its Board of Directors approved an additional $500 million of share repurchase authorization. At September 30, 2004, the Company has a remaining authorization to purchase up to $550 million of Company common stock, including $50 million available under a previous program, in the open market from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

FORWARD-LOOKING STATEMENTS

Some of the information included in this quarterly report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although Sunoco believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	Changes in refining, marketing and chemical margins;

•	Variation in petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Volatility in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Age of, and changes in, the reliability and efficiency of the Company’s operating facilities or those of third parties;

•	Changes in the level of operating expenses and hazards common to operating facilities (including equipment malfunction, explosions, fires, oil spills, and the effects of severe weather conditions);

•	Changes in the expected level of environmental capital, operating or remediation expenditures;

•	Delays related to construction of or work on facilities and the issuance of applicable permits;

•	Changes in product specifications;

•	Availability and pricing of oxygenates such as MTBE and ethanol;

•	Phase-outs or restrictions on the use of MTBE;

•	Political and economic conditions in the markets in which the Company operates, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to identify acquisitions under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to enter into joint ventures and other similar arrangements with favorable terms;

•	Changes in the availability and cost of debt and equity financing;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance by major customers, suppliers, dealers, distributors or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in applicable statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•	Changes in the status of, or initiation of new, litigation to which the Company is a party or liability resulting from litigation or administrative proceedings, including natural resource damage claims.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Many legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at September 30, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides a summary of all repurchases by the Company of its common stock during the three-month period ended September 30, 2004:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
July 2004	178	$66.27	131	$201
August 2004	951	$61.42	951	$153
September 2004	1,569	$66.70	1,561	$550

Total	2,698	$64.81	2,643

*	All of the shares repurchased during the three-month period ended September 30, 2004 were acquired pursuant to the repurchase program that Sunoco publicly announced on July 9, 2001 (see below), except for 47 thousand shares acquired in July 2004 and 8 thousand shares acquired in September 2004, which were purchased from employees. These shares were acquired in connection with stock swap transactions related to the exercise of stock options and with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	In July 2001, the Company’s Board of Directors (“Board”) approved a $500 million share repurchase program with no stated expiration date. On September 2, 2004, Sunoco publicly announced that its Board approved an additional $500 million share repurchase program with no stated expiration date.

Item 6. Exhibits

Exhibits:

10.1*	-	Product Supply Agreement between BOC Americas (PGS), Inc. and Sunoco, Inc. (R&M) dated as of September 20, 2004.

10.2	-	Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated November 4, 2004.

10.3	-	Form of Stock Option and Limited Rights Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.4	-	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.5	-	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.6	-	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

12	-	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2004.

31.1	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed November 4, 2004. Such provisions have been separately filed with the Commission.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

DATE November 3, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1*	Product Supply Agreement between BOC Americas (PGS), Inc. and Sunoco, Inc. (R&M) dated as of September 20, 2004.

10.2	Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated November 4, 2004.

10.3	Form of Stock Option and Limited Rights Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.4	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.5	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.6	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

12	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2004.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed November 4, 2004. Such provisions have been separately filed with the Commission.