Form 10-K
period 2004-12-31
SUNOCO INC
filed 2005-03-04
CIK 95304

2004

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

At June 30, 2004, the aggregate market value of voting stock held by non-affiliates was $4,752 million.

At January 31, 2005, there were 69,364,440 shares of Common Stock, $1 par value, outstanding.

Selected portions of the Sunoco, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 2004 are incorporated by reference in Parts I, II and IV of this Form 10-K.

Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report to Shareholders* for a discussion of the factors that could cause actual results to differ materially from those projected.

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

The Company, through its subsidiaries, is principally a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and some petrochemicals. Sunoco’s chemical operations comprise the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The petroleum refining and marketing, chemicals and logistics operations are conducted principally in the eastern half of the United States. Sunoco’s cokemaking operations currently are conducted in Virginia and Indiana.

The Company’s operations are organized into five business segments (Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke) plus a holding company and a shared services organization. Sunoco, Inc., the holding company, is a non-operating parent company. It includes certain corporate officers and their staffs. The shared services organization consists of a number of staff functions, including: communications; engineering services; transaction processing; systems operations and information technology planning; legal; insurance; health, environment and safety; human resources; public affairs; and procurement and facilities management. Costs incurred by the shared services organization to provide these services are allocated to the five business segments and the holding company. This discussion of the Company’s business and properties reflects this organizational structure. For additional information regarding these business units, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the business segment information presented in Note 17 to the Consolidated Financial Statements, both in the Company’s 2004 Annual Report to Shareholders.

*	References in this Annual Report on Form 10-K to material in the Company’s 2004 Annual Report to Shareholders and in the Company’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.
**	In this report, the terms “Company” and “Sunoco” are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships.

Sunoco currently owns and operates five refineries which are located in Marcus Hook, PA, Philadelphia, PA, Westville, NJ, Toledo, OH and Tulsa, OK. The refineries in Marcus Hook, Philadelphia, Westville and Toledo produce principally fuels and commodity petrochemicals while the refinery in Tulsa emphasizes lubricants production with related fuels production being sold in the wholesale market. The refinery in Westville (also known as the Eagle Point refinery) was acquired in January 2004 (see “Refining and Supply” below).

Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise through a network of 4,804 retail outlets in 24 states primarily on the East Coast and in the Midwest United States. During April 2004, Sunoco completed the purchase from ConocoPhillips of 340 Mobil® retail gasoline sites located primarily in Delaware, Maryland, Virginia and Washington D.C. and in the second quarter of 2003, completed the purchase from a subsidiary of Marathon Ashland Petroleum LLC of 193 Speedway® retail gasoline sites located primarily in Florida and South Carolina. In 2003, the Company also accelerated its Retail Portfolio Management program to selectively reduce its invested capital in Company-owned or leased sites, while retaining most of the gasoline sales volumes attributable to the divested sites (see “Retail Marketing” below).

Sunoco owns and operates facilities in Philadelphia, PA and Haverhill, OH, which produce phenol and acetone, and in LaPorte, TX, Neal, WV and Bayport, TX, which produce polypropylene. In addition, Sunoco is a joint-venture partner in a facility in Marcus Hook, PA, which produces propylene and polypropylene. The polypropylene facility in Bayport was acquired in the first quarter of 2003 as part of a transaction in which Sunoco secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business. In September 2004, Sunoco sold its interest in the Mont Belvieu, TX, Belvieu Environmental Fuels (“BEF”) MTBE production facility to Enterprise Products Operating L.P. In addition, a facility in Pasadena, TX, which produces plasticizers, was sold to BASF in January 2004, while a facility in Neville Island, PA was retained and produces plasticizers exclusively for BASF under a three-year tolling agreement (see “Chemicals” below).

Sunoco owns, principally through Sunoco Logistics Partners L.P. (the “Partnership”) (a master limited partnership that is 62.6 percent owned by Sunoco), a geographically diverse and complementary group of pipelines and terminal facilities which transport, terminal and store refined products and crude oil (see “Logistics” below).

Sunoco, through Sun Coke Company and its affiliates (individually and collectively, “Sun Coke”), makes high-quality, blast-furnace coke at its Indiana Harbor facility in East Chicago, IN and its Jewell facility in Vansant, VA, and produces metallurgical coal from mines in Virginia primarily for use at the Jewell cokemaking facility. Additional cokemaking facilities, which will be operated by Sun Coke, are currently under construction in Haverhill, OH and Vitória, Brazil. Sunoco will wholly own the facility in Haverhill and have a joint-venture interest in the Vitória facility (see “Coke” below).

The following are separate discussions of Sunoco’s business segments.

Refining and Supply

The Refining and Supply business manufactures petroleum products, including gasoline, middle distillates (mainly jet fuel, heating oil and diesel fuel) and residual fuel oil as well as commodity petrochemicals, including olefins and their derivatives (ethylene, ethylene oxide polymers and refinery-grade propylene) and aromatics and their derivatives (benzene, cyclohexane, toluene and xylene) at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries, and sells these products to other Sunoco business units and to wholesale and industrial customers. This business also manufactures petroleum and lubricant products at the Tulsa refinery.

In January 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation (“El Paso”) for $250 million, including inventory. In connection with this transaction, Sunoco also assumed certain environmental and other liabilities. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the Northeast and enables the capture of significant synergies in Northeast Refining. The related assets acquired include certain pipeline and other logistics assets associated with the refinery which Sunoco subsequently sold to Sunoco Logistics Partners L.P. in March 2004.

The Company’s refinery operations are comprised of Northeast Refining (the Marcus Hook, Philadelphia and Eagle Point refineries) and MidContinent Refining (the Toledo and Tulsa refineries). The following tables set forth information concerning the Company’s refinery operations over the last three years (in thousands of barrels daily and percentages):

2004	Northeast Refining*	Mid- Continent Refining**	Total
Crude Unit Capacity	655.0	235.0	890.0

Crude Inputs as Percent of Crude Unit Rated Capacity	97%	95%	97%

Conversion Capacity	265.0	96.7	361.7

Conversion Unit Capacity Utilized	97%	101%	98%

Throughputs:
Crude Oil	633.3	222.4	855.7
Other Feedstocks	52.9	5.9	58.8

Total Throughputs	686.2	228.3	914.5

Products Manufactured:
Gasoline	327.8	114.2	442.0
Middle Distillates	231.5	68.8	300.3
Residual Fuel	69.2	3.8	73.0
Petrochemicals	31.0	7.1	38.1
Lubricants	—	13.6	13.6
Other	51.7	30.3	82.0

Total Production	711.2	237.8	949.0
Less Production Used as Fuel in Refinery Operations	35.6	10.6	46.2

Total Production Available for Sale	675.6	227.2	902.8

*	In January 2004, crude unit capacity increased from 505 to 655 thousands of barrels daily and conversion capacity increased from 210 to 265 thousands of barrels daily as a result of the acquisition of the Eagle Point refinery. In January 2005, conversion unit capacity increased again to 270 thousands of barrels daily in Northeast Refining. Throughput and products manufactured data pertaining to the Eagle Point refinery are based on the amounts attributable to the 354-day ownership period (January 13, 2004 – December 31, 2004) divided by 366 days.
**	In January 2004, crude unit capacity increased from 225 to 235 thousands of barrels daily as a result of a 10 thousand-barrels-per-day adjustment in MidContinent Refining. In January 2005, crude unit capacity increased again to 245 thousands of barrels daily and conversion capacity increased to 102 thousands of barrels daily as a result of additional adjustments in MidContinent Refining.

2003	Northeast Refining	Mid- Continent Refining	Total
Crude Unit Capacity	505.0	225.0	730.0

Crude Inputs as Percent of Crude Unit Rated Capacity	95%	101%	97%

Conversion Capacity	210.0	96.7	306.7

Conversion Unit Capacity Utilized	97%	100%	98%

Throughputs:
Crude Oil	481.7	226.4	708.1
Other Feedstocks	46.8	6.4	53.2

Total Throughputs	528.5	232.8	761.3

Products Manufactured:
Gasoline	261.2	114.4	375.6
Middle Distillates	169.1	67.6	236.7
Residual Fuel	55.7	4.1	59.8
Petrochemicals	20.8	7.1	27.9
Lubricants	—	13.6	13.6
Other	42.1	35.5	77.6

Total Production	548.9	242.3	791.2
Less Production Used as Fuel in Refinery Operations	26.3	10.8	37.1

Total Production Available for Sale	522.6	231.5	754.1

2002	Northeast Refining	Mid- Continent Refining	Total
Crude Unit Capacity	505.0	225.0	730.0

Crude Inputs as Percent of Crude Unit Rated Capacity	94%	95%	95%

Conversion Capacity	210.0	96.7	306.7

Conversion Unit Capacity Utilized	96%	93%	95%

Throughputs:
Crude Oil	476.2	213.7	689.9
Other Feedstocks	51.2	7.2	58.4

Total Throughputs	527.4	220.9	748.3

Products Manufactured:
Gasoline	266.9	108.3	375.2
Middle Distillates	167.4	63.8	231.2
Residual Fuel	51.9	4.0	55.9
Petrochemicals	22.8	7.7	30.5
Lubricants	—	13.1	13.1
Other	40.5	32.9	73.4

Total Production	549.5	229.8	779.3
Less Production Used as Fuel in Refinery Operations	26.3	10.7	37.0

Total Production Available for Sale	523.2	219.1	742.3

Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Most of the crude oil processed at Sunoco’s refineries is light sweet crude oil. The Company believes that ample supplies of light sweet crude oil will continue to be available. In the second half of 2004, the Company also began processing limited amounts of higher acid sweet crude oils in some of its Northeast refineries. At times, utilization reached levels of up to 10 percent of the Northeast crude slate.

The Philadelphia, Marcus Hook and Eagle Point refineries process crude oils supplied from foreign sources, while the Toledo refinery processes crude oils supplied primarily from Canada and the United States and the Tulsa refinery processes crude oils supplied primarily from the United States. The foreign crude oil is delivered to the Company’s Northeast refineries utilizing ocean-going tankers and coastal distribution tankers and barges that are independently owned and operated. Approximately 40 percent of the Company’s marine transportation requirements pertaining to its Northeast Refining crude supply are met through time charters that generally contain terms of up to seven years with renewal and sub-lease options. The lease payments consist of a fixed-price minimum and a variable component based on spot-market rates. The cost of the remaining marine transportation requirements reflect spot-market rates.

Approximately 40 percent of Sunoco’s crude oil supply during 2004 came from Nigeria. Some of the crude oil producing areas of this West African country experienced political and ethnic violence during the 2003-2004 period, which resulted in the shutdown of a small portion of total Nigerian crude oil supply. The lost crude oil production in Nigeria did not have a material impact on Sunoco’s operations, and the Company believes other sources of light sweet crude oil are available in the event it is unable to obtain crude oil from Nigeria in the future.

The following table sets forth information concerning the Company’s crude oil purchases (in thousands of barrels daily):

	2004	2003	2002
Crude Type:
West African	605.9	447.0	435.8
Domestic	138.2	152.9	125.6
Canadian	75.0	52.3	56.2
North Sea	41.9	34.3	42.6
South and Central American	1.8	4.6	10.2
“Lubes-Extracted” Gasoil/Naphtha Intermediate Feedstock	6.5	16.6	8.3

	869.3	707.7	678.7

Refining and Supply sells fuels through wholesale and industrial channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Refining and Supply’s refined product sales (in thousands of barrels daily):

	2004	2003	2002
To Unaffiliated Customers:
Gasoline	211.1	153.3	152.5
Middle Distillates	275.2	216.8	209.9
Residual Fuel	80.5	69.5	62.6
Petrochemicals	16.3	11.3	13.2
Lubricants	13.5	13.8	13.4
Other	47.5	44.3	53.8

	644.1	509.0	505.4
To Affiliates*	360.6	333.9	316.2

	1,004.7	842.9	821.6

*	Includes gasoline and middle distillate sales to Retail Marketing and benzene and refinery-grade propylene sales to Chemicals.

Feedstocks can be moved between refineries in Northeast Refining by barge, truck and rail. In addition, an interrefinery pipeline leased from Sunoco Logistics Partners L.P. enables the transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks between the Philadelphia and Marcus Hook refineries. Finished products are delivered to customers via the pipeline and terminal network owned and operated by Sunoco Logistics Partners L.P. (see “Logistics” below) as well as by third-party pipelines and barges and by truck and rail.

The Clean Air Act phases in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in 2006 (“Tier II”). The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on refinery operations, primarily with respect to capital and operating expenditures. Most of the capital spending is likely to occur in the 2004-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new Tier II gasoline and on-road diesel requirements will be approximately $550 million. Through year-end 2004, the Company’s Tier II capital spending totaled $233 million. The Company will meet the new gasoline specifications with new gasoline hydrotreaters at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries. In an effort to limit engineering and construction costs, the Company is building identical gasoline hydrotreaters at each of these four facilities. Spending in 2004 included engineering and construction work associated with these efforts. Another rule was adopted in May 2004 phasing in limitations on the allowable sulfur content in off-road diesel beginning in mid-2007. This rule is not expected to have a significant impact on Sunoco’s capital expenditures.

During 2004, Sunoco commenced construction of a sulfur plant at the Eagle Point refinery. The new unit, which will provide the Company with additional sulfur processing capacity at Eagle Point and redundant processing capability to meet new permit compliance requirements, is expected to be completed in the second quarter of 2005 at a cost of $33 million. In September 2003, Sunoco also completed construction of a sulfur plant at the Marcus Hook refinery at a cost of $50 million. The processing of sulfur gas commenced at Marcus Hook upon completion of construction at this facility.

In January 2005, Refining and Supply exercised its option under a lease agreement with El Paso to purchase a 200-megawatt cogeneration power plant adjacent to the Eagle Point refinery. Refining and Supply intends to operate the plant when favorable market conditions exist.

In September 2004, Refining and Supply entered into a 15-year product supply agreement with BOC Americas (PGS), Inc. (“BOC”), an affiliate of The BOC Group plc. Under this agreement, Refining and Supply will provide BOC with feedstock and utilities for use by BOC at a hydrogen plant to be constructed by BOC on land leased from Refining and Supply at the Toledo refinery. BOC will utilize the feedstock and utilities to generate hydrogen and steam at the new facility for sale to Refining and Supply and another third party. It is anticipated that this facility will become operational in 2006 at which time the sale and delivery of hydrogen and steam to Refining and Supply for use at its Toledo refinery will commence.

During 1999, Refining and Supply entered into an Agreement with a subsidiary of FPL Energy (“FPL”) to purchase steam from a 750-megawatt, natural gas fired cogeneration power plant or four auxiliary boilers (the “Auxiliary Boilers”) to be constructed, owned and operated by FPL at Sunoco’s Marcus Hook refinery. Construction of the cogeneration plant and Auxiliary Boilers was completed in 2004. In December 2004, Sunoco and FPL agreed to a restructuring of the Agreement. Under the restructured terms, FPL surrendered its easement interest in land on which the Auxiliary Boilers were constructed, thereby transferring ownership of the Auxiliary Boilers to Sunoco. FPL will operate the Auxiliary Boilers on Sunoco’s behalf. When the cogeneration plant is in operation, Sunoco will have the option to purchase steam from that facility at a rate equivalent to that set forth in the original agreement. As part of the restructuring, Sunoco has agreed to a long-term lease of property to FPL and to modify certain terms in the existing agreement for an aggregate cash payment of $48 million, most of which is prepaid rent. Sunoco received this $48 million payment in January 2005. No gain or loss was recognized in connection with the restructuring.

Retail Marketing

The Retail Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in 24 states, primarily on the East Coast and in the Midwest region of the United States. The highest concentrations of outlets are located in Connecticut, Florida, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Virginia.

The following table sets forth Sunoco’s retail gasoline outlets at December 31, 2004, 2003 and 2002:

	2004	2003	2002
Direct Outlets:
Company Owned or Leased:
Company-Operated:
Traditional	134	154	208
Convenience Stores	515	578	406

	649	732	614

Dealer-Operated:
Traditional	340	287	330
Convenience Stores	223	221	221
Ultra Service CentersSM	184	202	219

	747	710	770

Total Company Owned or Leased*	1,396	1,442	1,384
Dealer Owned**	546	594	682

Total Direct Outlets	1,942	2,036	2,066
Distributor Outlets	2,862	2,492	2,315

	4,804	4,528	4,381

*	Gasoline and diesel throughput per Company-owned or leased outlet averaged 132.6, 124.4 and 121.7 thousands of gallons monthly during 2004, 2003 and 2002, respectively.
**	Primarily traditional outlets.

Retail Marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

Direct outlets may be operated by Sunoco or by an independent dealer, and are sites at which fuel products are delivered directly to the site by Sunoco’s 132 trucks or by its contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell almost exclusively fuel products under the Sunoco® and Coastal® brands or may include APlus® or Coastal Mart® convenience stores or Ultra Service CentersSM that provide automotive diagnosis and repair. Included among Retail Marketing’s outlets at December 31, 2004 were 70 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York, Ohio and Maryland. Of these outlets, 53 were Company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

Distributor outlets are sites in which the distributor takes delivery at a terminal where branded products are available. Sunoco does not own, lease or operate these locations.

In April 2004, Sunoco completed the purchase of 340 retail outlets operated under the Mobil® brand from ConocoPhillips for $181 million, including inventory. Of the total sites acquired, 112 were owned outright or subject to long-term leases, with average throughput of approximately 175 thousand gallons per month. The remaining network consisted of contracts to supply 34 dealer-owned and operated locations and 194 branded distributor-owned locations. These outlets, which included 31 sites that are Company-operated and have convenience stores, are located primarily in Delaware, Maryland, Virginia and Washington, D.C. These sites are being re-branded to Sunoco® gasoline and APlus® convenience stores over time. In the second quarter of 2003, Sunoco completed the purchase of 193 Speedway® retail gasoline outlets from a subsidiary of Marathon Ashland Petroleum LLC for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, were all Company-operated locations with convenience stores. Of the 193 outlets, Sunoco became lessee for 54 of the sites under long-term lease agreements. The Speedway® sites were re-branded as Sunoco® locations during the 2003-2004 period. The Company believes these acquisitions fit its long-term strategy of building a retail and convenience store network designed to provide attractive long-term returns. At December 31, 2004, there were 309 outlets still selling gasoline under the Mobil® brand.

A Retail Portfolio Management (“RPM”) program is ongoing, which is selectively reducing the Company’s invested capital in Company-owned or leased sites. During the 2003-2005 period, selected sites, including some of the recently acquired Speedway® and Mobil® outlets, are being divested with most of the sites being converted to contract dealers and distributors. The Company expects to generate divestment proceeds of approximately $170 million, of which $120 million has been received in 2003 and 2004 related to the sale of 241 sites. Most of the gasoline sales volume attributable to the divested sites has been retained within the Sunoco branded business. During 2004 and 2003, net after-tax gains totaling $7 and $8 million, respectively, were recognized in connection with the RPM program. The Company expects the RPM program will generate additional gains in 2005.

In April 2003, Sunoco announced its intention to sell its interest in 190 retail sites in Michigan and the southern Ohio markets of Columbus, Dayton and Cincinnati (“Midwest Marketing Divestment Program”). During 2003, 75 Company-owned or leased properties and contracts to supply 23 dealer-owned sites were divested under this program. The cash generated from these divestments totaled $46 million, which represented substantially all of the proceeds from the program. The remaining 92 sites, which were virtually all dealer-owned locations, were converted to distributor outlets in 2004. During 2003, a $9 million after-tax gain was recognized in connection with the Midwest Marketing Divestment Program. Sunoco continues to supply branded gasoline to substantially all of the divested outlets.

During 2004, Sunoco sold its private label consumer and commercial credit card business and related accounts receivable to Citibank. In connection with this divestment, Sunoco received $100 million in cash proceeds, recognized a $2 million after-tax gain on the divestment and established a $2 million after-tax accrual for employee terminations and other exit costs. In addition, the two companies signed a seven-year agreement for the operation and servicing of the Sunoco private label credit card program.

Retail Marketing offers at least three grades of gasoline at its retail locations, including 93, 89 and 87 octanes. In addition, Retail Marketing offers Ultra® 94, the highest octane premium gasoline commercially available in the United States, at Sunoco stations in selected areas in the Northeast and Midwest. Branded fuels sales (including middle distillates) averaged 339.0 thousand barrels daily in 2004 compared to 316.8 thousand barrels daily in 2003 and 298.7 thousand barrels daily in 2002. The increase in branded fuels sales during the 2002-2004 period was largely due to the acquisition of the Mobil® and Speedway® retail sites.

Retail Marketing is one of the largest providers of heating products in the eastern United States. In 2004, the Company sold 177 million gallons of these products to approximately 111 thousand customers. Sunoco is also the largest manufacturer and marketer of high performance (racing) gasoline in the United States with approximately 12 million gallons sold during 2004.

The Sunoco® brand is positioned as a premium brand. Brand improvements over the past three years have focused on physical image, customer service and product offerings. In 2003, Sunoco believes it also strengthened its brands and its high performance gasoline business by reaching a ten-year sponsorship agreement with NASCAR whereby Sunoco® became the Official Fuel of NASCAR and the exclusive fuel supplier to NASCAR events, and APlus® became the Official Convenience Store of NASCAR.

Sunoco’s convenience stores are located principally in Florida, Massachusetts, Michigan, New York, Ohio, Pennsylvania and South Carolina. These stores supplement sales of fuel products with a broad mix of high-margin merchandise such as groceries, fast foods, beverages and tobacco products. The following table sets forth information concerning Sunoco’s convenience store locations:

	2004	2003	2002
Number of Stores (at December 31)	757	813	638
Merchandise Sales (Thousands of Dollars/Store/Month)	$73.4	$72.1	$69.2
Merchandise Margin (Company Operated) (% of Sales)	25.6%	24.6%	25.2%

The number of stores at December 31, 2004 includes 164 outlets that were added in connection with the Mobil® and Speedway® acquisitions. The Company intends to continue to grow its convenience store business principally through acquisitions and redesign of traditional gasoline outlets.

Chemicals

The Chemicals business manufactures, distributes and markets commodity and intermediate petrochemicals. The chemicals consist of aromatic derivatives (cumene, phenol, acetone and bisphenol-A) and polypropylene. Cumene is produced at the Philadelphia, PA and Eagle Point refineries; phenol and acetone are produced at facilities in Philadelphia, PA and Haverhill, OH; and polypropylene is produced at facilities in LaPorte, TX, Neal, WV and Bayport, TX, as well as at the Epsilon Products Company, LLC (“Epsilon”) consolidated joint venture in Marcus Hook, PA which also produces polymer-grade propylene. In September 2004, Sunoco sold its one-third interest in the Mont Belvieu, TX, Belvieu Environmental Fuels (“BEF”) MTBE production facility to Enterprise Products

Operating L.P. (“Enterprise”). In January 2004, a facility in Pasadena, TX, which produces plasticizers, was sold to BASF, while a facility in Neville Island, PA, which produces plasticizers, now does so exclusively for BASF under a three-year tolling agreement. (See “Refining and Supply” for a discussion of the commodity petrochemicals produced by Refining and Supply at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries.)

Effective March 31, 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a wholly owned subsidiary of Lyondell Chemical Company. In connection with this transaction, Equistar and the new partnership entered into a 700 million pounds-per-year, 15-year propylene supply contract with Sunoco. Of this amount, 500 million pounds per year is priced on a cost-based formula that includes a fixed discount that declines over the life of the contract, while the remaining 200 million pounds per year is based on market prices. Sunoco also purchased Equistar’s polypropylene facility in Bayport, TX. Sunoco paid $194 million in cash and borrowed $4 million from the seller to form the partnership and acquire the Bayport facility. Through the new partnership, the Company believes it has secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business. Realization of these benefits is largely dependent upon performance by Equistar, which has a credit rating below investment grade. Equistar has not given any indication that it will not perform under its contracts. In the event of nonperformance, Sunoco has collateral and certain other contractual rights under the partnership agreement. The acquisition of the Bayport facility has increased the Company’s polypropylene capacity, complementing and enhancing the Company’s existing polypropylene business and strengthening its market position.

In 2004, Sunoco Chemicals sold its one-third partnership interest in BEF to Enterprise for $15 million in cash, resulting in an $8 million after-tax loss on divestment. In connection with the sale, Sunoco has retained one-third of any liabilities and damages exceeding $300 thousand in the aggregate arising from any claims resulting from the ownership of the assets and liabilities of BEF for the period prior to the divestment date, except for any on-site environmental claims which are retained by Enterprise. During 2003, as a result of various governmental actions which caused a material adverse impact on MTBE industry demand, BEF undertook a study evaluating various alternative uses for its MTBE production facility, including the conversion to the production of iso-octane or alkylate. In connection therewith, in 2003, BEF recorded a write-down of its MTBE production facility to its estimated fair value at that time. The estimated fair value was determined by an independent appraiser using present value techniques which reflect various alternative operating assumptions. Sunoco’s share of this provision amounted to $15 million after tax.

During 2003, Sunoco announced its decision to sell its plasticizer business and recorded a $17 million after-tax charge to write down the assets held for sale to their estimated fair values less costs to sell and to establish accruals for employee terminations and other required exit costs. Sunoco sold this business and related inventory in January 2004 to BASF for approximately $90 million in cash. The sale included the plasticizer facility in Pasadena, TX, including the land, phthalic anhydride and oxo-alcohol manufacturing plants, plus the plasticizer esters, 2-ethylhexanol and phthalic anhydride business. The Neville Island, PA site was not part of the transaction and now produces plasticizers exclusively for BASF under a three-year tolling agreement. Sunoco also agreed to provide terminalling services at this facility to BASF for a 15-year period. During 2003, Sunoco also temporarily idled a production line at its Haverhill, OH plant, which has the capacity to produce 350 million pounds per year of phenol and 217 million pounds per year of associated acetone. During 2002, Sunoco permanently shut down a 200 million pounds-per-year polypropylene line at its LaPorte, TX plant and a 170 million pounds-per-year aniline and diphenylamine facility in Haverhill, OH in order to eliminate less efficient production capacity and recorded a $14 million after-tax provision to write off the affected units and establish accruals for related exit costs.

Effective June 15, 2000, Chemicals entered into the Epsilon joint venture which combined its 750 million pounds-per-year polymer-grade propylene operations at the Marcus Hook refinery with the adjacent polypropylene plant owned by Epsilon Products Company. The polypropylene facility has an annual production capacity of 750 million pounds. The Chemicals business received 100 percent of all cash distributions from the joint venture through June 2004 and is now entitled to 87.5 percent of any cash distributions. This distribution percentage will decline to 50 percent by 2015. The Chemicals business markets the joint venture’s production under the Sunoco® name in combination with production from its LaPorte, TX, Neal, WV and Bayport, TX polypropylene plants.

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

The following table sets forth information concerning petrochemicals production by the Chemicals business (in millions of pounds):

	Capacity at December 31, 2004		Production
			2004	2003*	2002
Phenol	2,050	**	1,539	1,521	1,689
Acetone	1,275	**	953	943	1,051
Bisphenol-A	215		187	214	200
Other Phenol Derivatives	120	***	79	77	183
Cumene	1,825	†	1,533	1,005	1,111
Polypropylene††	2,525		2,204	2,208	1,372
Plasticizers and Related Feedstocks†††	—		33	748	786
Propylene#	750		618	659	—

Total Production	8,760		7,146	7,375	6,392

Less: Production Used as Feedstocks##			2,367	2,059	1,587

Total Production Available for Sale			4,779	5,316	4,805

*	Restated to include Epsilon effective January 1, 2003, upon its consolidation in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004.
**	Includes 350 million pounds per year of phenol capacity and 217 million pounds per year of associated acetone capacity related to a production line in Haverhill, OH, which was temporarily idled in 2003.
***	Reflects a 170 million pound reduction in production capacity in 2002 in connection with the permanent shutdown of the aniline and diphenylamine production facility in Haverhill, OH.
†	In January 2004, cumene capacity increased from 1,215 to 1,825 million pounds as a result of the acquisition of the Eagle Point refinery.
††	Includes amounts attributable to the Bayport facility subsequent to its purchase effective March 31, 2003 and the Epsilon joint venture subsequent to its consolidation effective January 1, 2003.
†††	Consists of amounts attributable to the plasticizer business, which was divested in January 2004.
#	Effective with the consolidation of Epsilon beginning January 1, 2003, consists of polymer-grade propylene produced by Epsilon.
##	Includes cumene (used in the manufacture of phenol and acetone) and phenol and acetone (used in the manufacture of bisphenol-A). In addition, prior to the January 2004 divestment of the plasticizer business, includes phthalic anhydride and 2-ethylhexanol (used in the manufacture of plasticizers) and, subsequent to the consolidation of Epsilon effective January 1, 2003, includes polymer-grade propylene (used in the manufacture of polypropylene).

Petrochemical products produced by the Chemicals business are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. The following table sets forth the sale of petrochemicals to third parties by Chemicals (in millions of pounds):

	2004	2003*	2002
Phenol and Related Products (including Bisphenol-A)	2,615	2,629	2,831
Polypropylene**	2,239	2,248	1,346
Plasticizers and Related Feedstocks***	28	591	615
Propylene†	—	—	774
Other	187	173	178

	5,069	5,641	5,744

*	Restated to reflect the consolidation of Epsilon effective January 1, 2003, in connection with the adoption of FASB Interpretation No. 46 in the first quarter of 2004.
**	Includes amounts attributable to the Bayport facility subsequent to its purchase effective March 31, 2003 and the Epsilon joint venture subsequent to its consolidation effective January 1, 2003.
***	Consists of amounts attributable to the plasticizer business, which was divested in January 2004.
†	Effective with the consolidation of Epsilon beginning January 1, 2003, excludes refinery-grade propylene sold to Epsilon which is now eliminated in consolidation.

The tables above reflect only volumes manufactured and sold directly by the Chemicals business and, effective January 1, 2003, the Epsilon joint venture. Chemicals also manages the third-party chemicals sales for Refining and Supply and a joint venture with Suncor Energy Inc., bringing the total petrochemicals sold under the Sunoco® name to approximately 7.7 billion pounds in 2004.

Sales made by the Chemicals business during 2004 were distributed through the following channels:

•	Phenol and Related Products—Long-term phenol contract sales to Honeywell are used in nylon production. Other phenol contract sales are to large manufacturers of resins and adhesives primarily for use in building products. Large contract sales of acetone are to major customers who manufacture polymers. Other sales of acetone are made to individually smaller customers for use in inks, paints, varnishes and adhesives. Bisphenol-A, manufactured from phenol and acetone, is sold to manufacturers of epoxy resins and polycarbonates; and

•	Polypropylene—Sales are made to a diverse group of customers for use in fibers, carpeting, packaging, automotive, furniture and other end products.

Logistics

The Logistics business operates refined product and crude oil pipelines and terminals and conducts crude oil acquisition and marketing activities primarily in the Northeast, Midwest and South Central regions of the United States. The Logistics business also has an ownership interest in several refined product and crude oil pipeline joint ventures.

In February 2002, the Company contributed a substantial portion of its logistics business to a master limited partnership, Sunoco Logistics Partners L.P., in exchange for a 73.2 percent limited partner interest, a 2 percent general partner interest, incentive distribution rights and a $245 million special distribution, representing the net proceeds from the Partnership’s sale of $250 million 7.25 percent senior notes due 2012. The Partnership concurrently issued 5.75 million limited partnership units, representing a 24.8 percent interest in the Partnership, in an initial public offering at a price of $20.25 per unit. Proceeds from this offering totaled approximately $96 million, net of underwriting discounts and offering expenses.

In April 2004, the Partnership issued 3.4 million limited partnership units at a price of $39.75 per unit. Proceeds from the offering totaled approximately $129 million, net of underwriting discounts and offering expenses. Coincident with the offering, the Partnership redeemed 2.2 million limited partnership units owned by Sunoco for $83 million. Upon completion of the offering and related redemption of Sunoco’s limited partnership units, Sunoco now has a 62.6 percent interest in the Partnership, including its 2 percent general partnership interest.

Sunoco has entered into various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. Sunoco also has agreements with the Partnership which establish fees for administrative services provided by Sunoco to the Partnership and provide indemnifications by Sunoco to the Partnership for certain environmental, toxic tort and other liabilities.

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

Refined product pipeline operations, located primarily in the Northeast and Midwest, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco’s other businesses and for third-party integrated petroleum companies, independent marketers and distributors. Crude oil pipeline operations, located primarily in the South Central United States, transport foreign crude oil received at its Nederland, TX terminal and crude oil produced primarily in Oklahoma and Texas to refiners (including Sunoco’s Tulsa and Toledo refineries) or to local trade points.

In 2004, the Partnership completed the following acquisitions: in March, certain pipeline and other logistics assets that had previously been acquired by Sunoco with the Eagle Point refinery for $20 million; in April, ConocoPhillips’ Baltimore, MD and Manassas, VA refined product terminals for $12 million; in June, an additional one-third interest in the Harbor Pipeline from El Paso Corporation for $7 million; and in November, a refined product terminal located in Columbus, OH from a subsidiary of Certified Oil Company for $8 million. During November 2002, the Partnership acquired from an affiliate of Union Oil Company of California (“Unocal”) interests in three Midwestern and Western U.S. products pipeline companies, consisting of a 31.5 percent interest in Wolverine Pipe Line Company, a 9.2 percent interest in West Shore Pipe Line Company and a 14.0 percent interest in Yellowstone Pipe Line Company, for $54 million. During September 2003, the Partnership acquired an additional 3.1 percent interest in West Shore Pipe Line Company for $4 million, increasing its overall ownership interest in West Shore to 12.3 percent. In November 2002, the Partnership also completed the acquisition of an ownership interest in West Texas Gulf Pipeline for $6 million, which, coupled with the 17.3 percent interest it acquired from Sunoco on the same date, gave it a 43.8 percent ownership interest.

At December 31, 2004, the Partnership owned and operated approximately 2,575 miles of crude oil pipelines and approximately 1,740 miles of refined product pipelines. In 2004, crude oil and refined product shipments totaled 13.7 and 15.0 billion barrel miles, respectively, as compared to 12.9 and 15.2 billion barrel miles in 2003 and 12.6 and 15.5 billion barrel miles in 2002. These amounts represent 100 percent of the pipeline shipments of pipelines owned and operated by the Partnership.

Product terminalling operations include 38 terminals in the Northeast and Midwest that receive refined products from pipelines and distribute them primarily to Sunoco and also to third parties, who in turn deliver them to end-users such as retail outlets. During 2004 and 2003, throughput at these product terminals totaled 340 and 283 thousand barrels daily, respectively. Terminalling operations also include an LPG terminal near Detroit, MI, three crude oil terminals adjacent to Sunoco’s Philadelphia refinery, ship and barge docks adjacent to Sunoco’s Eagle Point refinery and a refined product terminal adjacent to Sunoco’s Marcus Hook refinery. During 2004 and 2003, throughput at these other terminals totaled 636 and 479 thousand barrels daily, respectively.

The Partnership’s Nederland, TX terminal provides approximately 12.5 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for U.S. government purchases for and sales from the Strategic Petroleum Reserve storage facilities. During 2004 and 2003, throughput at the Nederland terminal totaled 488 and 442 thousand barrels daily, respectively.

The Partnership’s crude oil pipeline operations in the South Central United States are complemented by crude oil acquisition and marketing operations. During 2004 and 2003, approximately 187 and 193 thousand barrels daily, respectively, of crude oil were purchased (including exchanges) from third-party leases and approximately 282 and 300 thousand barrels daily, respectively, were purchased in bulk or other exchange transactions. Crude oil is delivered to various trunk pipelines either directly from the wellhead through gathering pipelines or utilizing the Partnership’s fleet of 120 trucks or third-party trucking operations.

Coke

Sun Coke Company, through its affiliates (individually and collectively, “Sun Coke”), operates metallurgical coke plants located in East Chicago, IN and Vansant, VA, and metallurgical coal mines located in Virginia. Coke production from the Indiana Harbor cokemaking operations in East Chicago approximates 1.3 million tons per year, while coke production from the Jewell cokemaking operations in Vansant approximates 700 thousand tons per year. These facilities use a proprietary low-cost, heat-recovery cokemaking technology, which is environmentally superior to the chemical by-product recovery technology currently used by most other coke producers.

Since 1995, Sunoco has received, in four separate transactions, a total of $724 million in exchange for interests in its Indiana Harbor and Jewell cokemaking operations. Sunoco did not recognize any gain as of the dates of these transactions because the third-party investors were entitled to a preferential return on their investments. The preferential returns are currently equal to 98 percent of the cash flows and tax benefits from the respective cokemaking operations during the preferential return periods, which continue until the investors currently entitled to preferential returns recover their investments and achieve a cumulative annual after-tax return that averages approximately 10 percent. Expense is recognized to reflect the investors’ preferential returns, while income is recognized as coke production and sales generate cash flows and tax benefits, which are allocated to Sunoco and the third-party investors.

Under the current tax law, beginning in 2003, a portion of the coke production at Jewell was no longer entitled to tax credits, which has resulted in a $6 million after-tax decline in Sun Coke’s annual income. In addition, under current law, the remainder of the coke production at Jewell, and all of the production at Indiana Harbor, will no longer be eligible to generate credits after 2007, which is expected to result in an additional decline in Sun Coke’s annual income of approximately $15 million after tax. Prior to 2008, the tax credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead increases on an inflation-adjusted basis from $50.14 to $62.94 per barrel (in 2003 dollars). If the annual crude oil price were to average at or above the top of this range for any year prior to 2008, then it is estimated the corresponding reduction in Sun Coke’s after-tax income would approximate $15 million for such year. The above estimates incorporate increased coke prices resulting from any such phase out, as provided for in a coke purchase agreement with Ispat Inland Inc. (“Ispat”) with respect to the Indiana Harbor East Chicago plant. Sun Coke also could be required to make cash payments to the third-party investors if the tax credit is reduced as a result of increased domestic crude prices. The domestic wellhead price averaged $36.75 per barrel for the year ended December 31, 2004 and $38.10 per barrel for the month of December 2004.

The preferential return period for the Jewell operation was expected to end in 2011. However, due to anticipated higher costs associated with coal purchases from Sun Coke’s coal operations over the next few years, Sun Coke anticipates that the preferential return period will likely extend indefinitely. The preferential return period for the Indiana Harbor operation is expected to end in 2007. Due to the difficulty of forecasting operations and tax benefits into the future, the accuracy of these estimates is subject to considerable uncertainty. The estimated lengths of these preferential return periods are based upon Sun Coke’s current expectations of future cash flows and tax benefits, which are impacted by sales volumes and prices, raw material and operating costs, capital expenditure levels and the ability to recognize tax benefits under the current tax law. Better-than-expected cash flows and tax benefits will shorten the investors’ preferential return periods, while lower-than-expected cash flows and tax benefits will lengthen the periods.

Following any expiration of these preferential return periods, the investor in the Jewell operation would be entitled to a minority interest in the related cash flows and tax benefits amounting to 18 percent, while the investors in the Indiana Harbor operation would be entitled to a minority interest in the related cash flows and tax benefits initially amounting to 34 percent and thereafter declining to 10 percent by 2038.

The following table sets forth information concerning cokemaking and coal mining operations:

	2004	2003	2002
Production (Thousands of Tons):
Coke	1,965	2,024	2,001

Metallurgical Coal	1,166	1,160	1,103

Proven and Probable Metallurgical Coal Reserves at December 31 (Millions of Tons)	105	108	109

In 2004, 89 percent of Sun Coke’s metallurgical coal production was converted into coke at the Vansant plant, 5 percent was converted into coke at the Indiana Harbor plant and 6 percent was sold in spot market transactions. This is consistent with Sun Coke’s strategy of using its metallurgical coal production principally to supply its Jewell cokemaking operation.

Most of the metallurgical coal used to produce coke at the Indiana Harbor cokemaking operation in East Chicago is purchased from third parties, generally under one-year contracts. Sun Coke believes there is an ample supply of metallurgical coal available, and it has been able to supply its Indiana Harbor facility without any significant disruption in coke production.

Production from the Indiana Harbor East Chicago plant is sold principally to Ispat and is delivered to Ispat’s Indiana Harbor Works steel plant, which is adjacent to the East Chicago coke plant. The coke purchase agreement between Sun Coke and Ispat requires Indiana Harbor to provide Ispat 1.2 million tons of coke annually on a take-or-pay basis through 2013. Additional production (of approximately 100 thousand to 150 thousand tons per year) is sold either to Ispat or to other steel producers. Indiana Harbor is also obligated to supply the hot exhaust gas produced at the plant to a contiguous cogeneration plant operated by an independent power producer for use in the generation of electricity. In exchange, the independent power producer is obligated to reduce the sulfur and particulate content of that hot exhaust gas to acceptable emission levels.

In October 2003, Sun Coke entered into a 15-year coke purchase agreement with three affiliates of International Steel Group (“ISG”) to supply 550 thousand tons per year of coke from a new plant currently under construction near Haverhill, OH. Coke will be supplied to ISG on a take-or-pay basis for the first seven years, and thereafter based upon ISG’s requirements in excess of ISG’s existing coke production and its obligations in respect of the Jewell agreement described below. Construction of the Haverhill plant commenced in December 2003, and initial coke production is scheduled to begin during March 2005. The construction costs are estimated to total $146 million. Expenditures through December 2004 totaled approximately $129 million. The Haverhill plant will utilize the waste flue gas to generate low-cost steam that will be sold to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business.

Sun Coke also has entered into a 15-year coke purchase agreement with ISG to supply ISG with 700 thousand tons per year of coke from the Jewell Vansant plant. The term of that agreement is concurrent with the term of the Haverhill agreement. Coke will be supplied on a take-or-pay basis for the first seven years of that term, and thereafter will be supplied based upon ISG’s requirements in excess of ISG’s existing coke production.

Under the above agreements, coke production at Jewell through 2007 is sold at fixed prices which escalate semiannually. Coke selling prices for Indiana Harbor and Haverhill production, and beginning in 2008 for Jewell production, reflect the pass through of coal and transportation costs, operating costs indexed for inflation and a fixed-price component.

Both Ispat and ISG have credit ratings below investment grade. Although market conditions in the steel industry have improved substantially in recent years, a number of steel companies have filed for bankruptcy protection, sold assets, consolidated and/or shutdown inefficient assets. While neither Ispat nor ISG have given any indication that they will not perform under their respective coke purchase agreements, in the event of any such nonperformance, Sun Coke’s results of operations and cash flows may be adversely affected.

In October 2004, Ispat International N.V. (the parent of Ispat) announced that it has entered into a merger agreement with ISG whereby ISG will become a wholly owned subsidiary of Ispat International N.V. Ispat International N.V. also announced that it has agreed to acquire LNM Holdings N.V., both of which are under common control. According to the announcement, the merger with ISG is subject to the completion of the acquisition of LNM Holdings N.V., and shareholder and regulatory approvals, and is expected to be completed during the first quarter of 2005. Standard and Poors Rating Services and Moody’s Investors Service both have indicated that they have placed the credit ratings of Ispat and ISG under review for possible upgrade.

In August 2004, Sun Coke entered into a series of agreements with two major steel companies (the “Off-takers”) with respect to the development of a 1.6 million metric tons-per-year cokemaking facility and associated cogeneration power plant in Vitória, Brazil. Those agreements generally include: technology license agreements whereby Sun Coke will license its proprietary technology to a project company (the “Project Company”); an engineering and technical assistance agreement whereby Sun Coke will provide engineering and construction–related technical services to the Project Company; an operating agreement whereby a local subsidiary of Sun Coke will operate the cokemaking and water treatment plant facilities for a term of not less than 15 years; and an investment agreement by and among Sun Coke and the Off-takers whereby Sun Coke has acquired an initial 1 percent equity interest in the Project Company as well as an option to purchase, at net book value, an additional 19 percent equity interest. The Off-takers will purchase from the Project Company all coke production under long-term agreements and one of the steel companies will purchase all of the electricity produced at the cogeneration power plant. Those off-take agreements are to be negotiated. The facilities are expected to be operational in 2006.

Given the rise in demand for steel and the related demand increases for coke, the Company is currently discussing other opportunities for developing new heat recovery and non-recovery cokemaking facilities with several domestic and international steel companies. It is intended that Sun Coke will license its proprietary technology, oversee the construction of coke production facilities and any associated cogeneration power plants, and operate the cokemaking facilities. The steel company customers are expected to purchase the coke production on a take-or-pay or equivalent basis. The ownership of the project companies would likely be shared by several parties, including the steel company customers, with Sun Coke generally holding a minority ownership interest.

Competition

In all of its operations, Sunoco is subject to competition, both from companies in the industries in which it operates and from products of companies in other industries.

The refining and marketing business is very competitive. Sunoco competes with a number of other domestic refiners and marketers in the eastern half of the United States (e.g., Valero, Marathon, Premcor), with integrated oil companies, with foreign refiners who import products into the United States and with producers and marketers in other industries supplying alternative forms of energy and fuels to satisfy the requirements of the Company’s industrial, commercial and individual consumers.

Profitability in the refining and marketing industry depends largely on refined product margins, which can fluctuate significantly, as well as operating efficiency, product mix, and costs of product distribution and transportation. Certain of Sunoco’s competitors that have larger and more complex refineries may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of Sunoco’s principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than Sunoco (e.g., ExxonMobil, ChevronTexaco, ConocoPhillips). Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Refining margins are frequently impacted by sharp changes in crude oil costs, which may not be immediately reflected in product prices.

The refining industry is highly competitive with respect to feedstock supply. Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production available for use at their own refineries, Sunoco obtains substantially all of its crude oil and other feedstocks from unaffiliated sources. Most of the crude oils processed in Sunoco’s refining system are light sweet crude oils. However, management believes that any potential competitive impact of Sunoco’s inability to process significant quantities of less expensive heavy sour crude oils will likely be mitigated by: the higher-value product slate obtained from light sweet crude oils, the lower cost to process light sweet crude oils, and the continued availability of ample quantities of light sweet crude oils.

Sunoco also faces strong competition in the market for the sale of retail gasoline and merchandise. Sunoco’s competitors include service stations of large integrated oil companies, independent gasoline service stations, convenience stores, fast food stores, and other similar retail outlets, some of which are well-recognized national or regional retail systems. The number of competitors varies depending on the geographical area. It also varies with gasoline and convenience store offerings. This competition is expected to continue. The principal competitive factors affecting Sunoco’s retail marketing operations include site location, product price, selection and quality, appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition.

Sunoco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores which provide a wide variety of products, and using advertising and promotional campaigns. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of the location of its Northeast and Midwest refineries and retail network which are well integrated with the distribution system owned by Sunoco Logistics Partners L.P., the master limited partnership that is 62.6 percent owned by Sunoco.

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

Research and Development

Sunoco’s research and development activities are currently focused on applied research, process and product development, and engineering and technical services related to chemicals. Sunoco spent $13, $14 and $13 million on research and development activities in 2004, 2003 and 2002, respectively. As of December 31, 2004, approximately 100 scientists, engineers, technicians and support personnel participated in these activities. Sunoco owns or has made application for numerous patents in the United States.

Employees

As of December 31, 2004, Sunoco had approximately 14,200 employees compared to approximately 14,900 employees as of December 31, 2003. The decrease is primarily attributable to a decline in the number of Company-operated convenience stores and service stations in connection with the Company’s Retail Portfolio Management program and the sale of the plasticizers business in January 2004, partially offset by the acquisition of the Eagle Point refinery in January 2004 and service stations from ConocoPhillips in April 2004. Approximately 6,600 of Sunoco’s employees as of December 31, 2004 were employed in Company-operated convenience stores and service stations and in the Company’s heating products business. Approximately 20 percent of Sunoco’s employees were covered by 44 collective bargaining agreements as of December 31, 2004. The collective bargaining agreements have various terms and dates of expiration. In management’s opinion, Sunoco has a good relationship with its employees.

Environmental Matters

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise deal with the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses. These laws and regulations have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and an expense nature. For additional information regarding Sunoco’s environmental matters, see “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2004 Annual Report to Shareholders.

ITEM 3.    LEGAL PROCEEDINGS

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In 1994, pursuant to amendments to the Clean Air Act, Pennsylvania promulgated reasonably available control technology (“RACT”) regulations to control emissions of nitrogen oxide (“NOx”) and volatile organic compounds (“VOC”) from regulated facilities. In the same year, Sunoco, Inc. (R&M), a subsidiary of Sunoco, Inc., submitted a proposal designating its preferred RACT for each affected source in its Marcus Hook refinery. Two boilers were subject to the regulations. In June 1995, the Pennsylvania Department of Environmental Protection (“PaDEP”) issued a RACT Plan Approval and Compliance Permit for both boilers with a compliance deadline of 1996. While Sunoco, Inc. (R&M) disagreed with PaDEP’s RACT determination and engaged in an ongoing dialogue with the agency as to the best way to comply, the Company did not file an administrative appeal of the Plan Approval and

Compliance Permit. Thereafter, in 1997, PaDEP issued a Notice of Violation to Sunoco, Inc. (R&M) alleging failure to comply with the 1995 Plan Approval and Compliance Permit. In 1998, PaDEP issued an Abatement Order to Sunoco, Inc. (R&M) to comply with the 1995 Plan Approval and Compliance Permit. After lengthy negotiations with PaDEP, Sunoco, Inc. (R&M) and PaDEP agreed on the appropriate RACT equipment for both boilers and the designated control equipment was installed. PaDEP imposed a civil penalty in the amount of $3.5 million on Sunoco, Inc. (R&M) for failure to timely comply with the 1995 Plan Approval and Compliance Permit. (See the Company’s Form 10-Q for the quarterly periods ended June 30, 2000 and June 30, 2002.) Sunoco, Inc. (R&M) appealed the civil penalty to the Pennsylvania Environmental Hearing Board, and in April 2004, the Hearing Board dismissed the appeal. The Company filed a motion for reconsideration with the Hearing Board, which was denied. (See the Company’s Form 10-Q for the quarterly period ended March 31, 2004.) The Company filed an appeal before the Commonwealth Court of Pennsylvania, and the Court assigned the appeal to mandatory, non-binding mediation. (See the Company’s Form 10-Q for the quarterly period ended June 30, 2004.) Oral argument took place in November 2004. In January 2005, the Commonwealth Court upheld the $3.5 million fine against Sunoco.

With respect to a pipeline release of crude oil in February 2000 in the John Heinz National Wildlife Refuge in Philadelphia, the Company completed remedial activities and restoration efforts at the release area. The Company has reached agreements in principle with the U. S. Department of the Interior to settle certain natural resource damage claims and with the U.S. Environmental Protection Agency and the Department of Justice to settle certain alleged Clean Water Act violations in amounts in excess of $100,000. (See also the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2001 and December 31, 2002.)

MTBE Litigation

Sunoco is a defendant in cases in over 60 lawsuits pending in 17 states which involve the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. The lawsuits are substantially identical and the plaintiffs are generally water providers, governmental authorities and private well owners alleging that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product. Many other refiners and suppliers of gasoline are defendants in some or all of these cases. Most of the cases brought by water providers that were filed in state courts have been removed to federal court by motion of the defendants and consolidated for pre-trial purposes in the U. S. District Court, Southern District of New York by the Judicial Panel on Multidistrict Litigation. Motions to remand these cases to their respective state courts have been denied. Joint motions to dismiss all or a portion of the cases have been filed, and decisions are pending, except for County of Suffolk and Suffolk County Water Authority v. Sunoco, et al, where such motion was denied. The cases allege product liability/defective product, public and private nuisance, failure to warn, negligence, civil conspiracy, and violation of state environmental laws, and violation of state deceptive business practices acts. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief and punitive damages. The cases include the following:

County of Suffolk and Suffolk County Water Authority v. Sunoco, et al, (Supreme Court of the State of New York, County of Suffolk), was filed in March 2003.

County of Nassau v. Sunoco, et al. (Supreme Court of the State of New York, County of New York), was served in October 2003.

Long Island Water Corporation v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in October 2003.

Water Authority of Great Neck North v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in November 2003.

Water Authority of Western Nassau County v. Sunoco, et al. (Supreme Court of the State of New York, County of New York), was served in November 2003.

Port Washington, NY, et al. v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in March 2004.

Incorporated Village of Sands Point v. Sunoco, et al. (Supreme Court of the State of New York), was served in January 2004.

Hicksville Water District v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in April 2004.

Roslyn Water District v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in May 2004.

Franklin Square Water District v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau) was served in April 2004.

Town of Wappinger v. Sunoco, et al. (Supreme Court of the State of New York, County of Duchess), was served in April 2004.

United Water New York, Inc. v. Sunoco, et al. (Supreme Court of the State of New York, County of Rockland), was served in April 2004.

Village of Pawling v. Sunoco, et al. (Supreme Court of the State of New York, County of Duchess), was served in April 2004.

Town of Duxbury, et al. v. Sunoco, et al. (U.S. D. C., District of Massachusetts, E. D.), was served in December 2003.

Escambia County Utilities Authority v. Sunoco, Inc., et al. (Florida Circuit Court for Escambia County), was served in November 2003.

The following cases were brought by private well owners and contain similar allegations and remain in state court:

Armstrong, et al. v Sunoco, et al. (Supreme Court of the State of New York, County of Orange), was filed in June 2003.

Abrevaya, et al v. Sunoco, et al. (Supreme Court of the State of New York, County of Orange), was served in November 2003.

Up to this point, for the group of MTBE cases currently pending, there has been little information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at December 31, 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of Sunoco, Inc.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years

Terence P. Delaney, 49 Vice President, Investor Relations and Planning	Mr. Delaney was elected to his present position in January 2003. He was Director, Investor Relations and Strategic Planning from April 2000 to January 2003. From September 1995 to April 2000, he served as Manager, Investor Relations.

Michael H.R. Dingus, 56 Senior Vice President, Sunoco, Inc., and President, Sun Coke Company	Mr. Dingus was elected Senior Vice President, Sunoco, Inc. in January 2002. He was elected a Vice President of Sunoco, Inc. in May 1999 and President, Sun Coke Company in June 1996.

John G. Drosdick, 61 Chairman, Chief Executive Officer and President, Sunoco, Inc., and Chairman of the Board of Directors, Sunoco Partners LLC	Mr. Drosdick was elected Chairman and Chief Executive Officer of Sunoco, Inc. in May 2000. He has been a Director and President of Sunoco, Inc. since December 1996. He was also Chief Operating Officer of Sunoco, Inc. from December 1996 to May 2000. Mr. Drosdick has been Chairman of the Board of Sunoco Partners LLC, the general partner of Sunoco Logistics Partners L.P., since October 2001.

Bruce G. Fischer, 49 Senior Vice President, Sunoco Chemicals	Mr. Fischer was elected to his present position in January 2002. He was Vice President, Sunoco Chemicals from November 2000 to January 2002 and Vice President and General Manager, Sunoco MidAmerica Marketing & Refining from January 1999 to November 2000.

Thomas W. Hofmann, 53 Senior Vice President and Chief Financial Officer	Mr. Hofmann was elected to his present position in January 2002. He was Vice President and Chief Financial Officer from July 1998 to January 2002.

Joseph P. Krott, 41 Comptroller	Mr. Krott was elected to his present position in July 1998.

Michael S. Kuritzkes, 44 Senior Vice President and General Counsel	Mr. Kuritzkes was elected to his present position in January 2003. He was Vice President and General Counsel from May 2000 to January 2003. From August 1997 to May 2000, he served as General Attorney.

Joel H. Maness, 54 Senior Vice President, Refining and Supply	Mr. Maness was elected to his present position in September 2001. He was Senior Vice President, Sunoco Northeast Refining from May 2000 to September 2001. From January 2000 to April 2000, he served as Manager, Safety, Health and Environment for the global downstream business of ExxonMobil Corporation.

Paul A. Mulholland, 52 Treasurer	Mr. Mulholland was elected to his present position in April 2000. From May 1996 to April 2000, he served as Assistant Treasurer.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years

Rolf D. Naku, 54 Senior Vice President, Human Resources and Public Affairs	Mr. Naku was elected to his present position in January 2003. He was Vice President, Human Resources and Public Affairs from May 2000 to January 2003. From July 1998 to May 2000, he served as Director of Compensation, Benefits & HR Systems.

Robert W. Owens, 51 Senior Vice President, Marketing	Mr. Owens was elected to his present position in September 2001. He was Senior Vice President, Sunoco Northeast Marketing from May 2000 to September 2001 and Vice President and General Manager, Sunoco Northeast Marketing from February 1997 to May 2000.

Charles K. Valutas, 54 Senior Vice President and Chief Administrative Officer	Mr. Valutas was elected to his present position in May 2000. He was Vice President, Sunoco Chemicals from August 1994 to May 2000.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED

STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides a summary of all repurchases by the Company of its common stock during the three-month period ended December 31, 2004:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
October 2004	349	$74.42	349	$525
November 2004	2,581	$77.50	2,527	$331
December 2004	1,532	$79.69	1,381	$227

Total	4,462	$78.01	4,257

*	All of the shares repurchased during the three-month period ended December 31, 2004 were acquired pursuant to the repurchase programs that Sunoco publicly announced on July 9, 2001 and on September 2, 2004 (see below), except for 54 thousand shares acquired in November 2004 and 151 thousand shares acquired in December 2004, which were purchased from employees. These shares were acquired in connection with stock swap transactions related to the exercise of stock options and with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	In July 2001, the Company’s Board of Directors (“Board”) approved a $500 million share repurchase program with no stated expiration date. On September 2, 2004, Sunoco publicly announced that its Board approved an additional $500 million share repurchase program with no stated expiration date. On March 3, 2005, Sunoco publicly announced that its Board approved another $500 million share repurchase program with no stated expiration date, which is not reflected in the table above.

The other information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 75 of the Company’s 2004 Annual Report to Shareholders.

ITEM 6.    SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 8 of the Company’s 2004 Annual Report to Shareholders.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 9-42 in the Company’s 2004 Annual Report to Shareholders.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

The information required by this Item is incorporated herein by reference to the Quantitative and Qualitative Disclosures about Market Risk on page 35 in the Company’s 2004 Annual Report to Shareholders.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information in the Company’s 2004 Annual Report to Shareholders is incorporated herein by reference: the Report of Independent Registered Public Accounting Firm on Financial Statements on page 45; the Consolidated Financial Statements on pages 46-49, the Notes to Consolidated Financial Statements on pages 50-73; and the Quarterly Financial and Stock Market Information on page 75.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of such controls. Management’s Report on Internal Control Over Financial Reporting in the Company’s 2004 Annual Report to Shareholders

on page 43 and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting in the Company’s 2004 Annual Report to Shareholders on page 44 are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information on directors required by Item 401 of Regulation S-K appearing under the heading “Nominees for the Board of Directors” and the section entitled “Board and Committee Membership,” under the heading “Governance of the Company,” and the information required by Item 405 of Regulation S-K appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2004, is incorporated herein by reference.

Information concerning the Company’s executive officers appears in Part I of this Annual Report on Form 10-K.

Sunoco, Inc. has adopted a Code of Business Conduct and Ethics (the “Code”) effective April 1, 2003 which applies to all officers, directors and employees and includes the Code of Ethics for the chief executive officer, the principal financial officer, the principal accounting officer and persons performing similar functions. A copy of the Code can be found on Sunoco’s website (www.SunocoInc.com). It is also available in printed form upon request. Sunoco intends to disclose on its website the nature of any future amendments to and waivers of the Code of Ethics that apply to the chief executive officer, the principal financial officer, the principal accounting officer or persons performing similar functions.

Sunoco’s Corporate Governance Guidelines and the Charters of its Audit, Compensation, Executive, Governance, and Public Affairs Committees are available on its website (www.SunocoInc.com), and are also available in printed form upon request.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Summary Compensation Table,” “Aggregated Option/SAR Exercises and Year-End Values,” “Option Grant Table,” and “Other Long-Term Incentive Awards,” and under the headings “Other Compensation,” “Pension Plans,” “Severance Plans,” and “Directors’ Compensation,” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2004, is incorporated herein by reference, except that the Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K appearing under the heading “Directors’ and Officers’ Ownership of Sunoco Stock” in the Company’s Proxy Statement and the information required by Item 201(d) of Regulation S-K appearing in the section entitled “Equity Compensation Plan Information” under the heading “Governance of the Company” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2004, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K appearing in the section entitled “Certain Relationships and Related Transactions” under the heading “Other Governance Matters” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2004, is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A appearing in the section entitled “Item 2. Ratification of the Appointment of Ernst & Young LLP as Independent Auditors for the Fiscal Year 2005” under the heading “Proposals on Which You May Vote” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2004, is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

1.  Consolidated Financial Statements:

The information appearing in the Company’s 2004 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

2.  Financial Statement Schedules:

Schedule II—Valuation Accounts is included on page 31 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

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

4.4

—Third Amendment to Rights Agreement dated as of July 6, 2001 between Sunoco, Inc. and First Chicago Trust Company of New York (predecessor to EquiServe Trust Company, N.A.) (incorporated by reference to Exhibit 4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 filed August 8, 2001, File No. 1-6841).

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

10.1*

—Sunoco, Inc. Long-Term Performance Enhancement Plan, as amended and restated as of December 3, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s 2003 Form 10-K filed March 5, 2004, File No. 1-6841).

10.2*

—Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated as of December 3, 2003 (incorporated by reference to Exhibit 10.2 of the Company’s 2003 Form 10-K filed March 5, 2004, File No. 1-6841).

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

10.7*

—Sunoco, Inc. Savings Restoration Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841) and as amended effective January 1, 2003 (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 filed May 14, 2003, File No. 1-6841).

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

10.11	*

—Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated as of September 6, 2001 (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841).

10.12	*

—Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated November 4, 2004 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed November 4, 2004, File No. 1-6841).

10.13	*

—Form of Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed May 7, 2004, File No. 1-6841).

10.14	*

—The Schedule to the Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, filed May 7, 2004, File No. 1-6841).

10.15	*

—Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of December 23, 2002.

10.16	*

—Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster, & Crosby, Inc., amended and restated as of December 23, 2002.

10.17	*	—Sunoco, Inc. Director Compensation Summary Sheet.

10.18	*	—Sunoco, Inc. Executive Compensation Summary Sheet.

10.19

—$900,000,000 Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 25, 2004, among Sunoco, Inc. and JPMorgan Chase Bank, Bank of America, N.A., Bank of Tokyo-Mitsubishi Trust Company, Barclays Bank PLC and Citibank, N.A. (incorporated by reference to Exhibit 10 of the

Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed August 5, 2004, File No. 1-6841).

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

10.21

—Amendment No. 1 to Omnibus Agreement, dated as of January 28, 2005, and effective January 1, 2005, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sunoco Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC.

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

10.23

—Product Supply Agreement between BOC America (PGS), Inc. and Sunoco, Inc. (R&M) dated as of September 20, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed November 4, 2004, File No. 1-6841).

12	—Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 2004.

13	—Sunoco, Inc. 2004 Annual Report to Shareholders Financial Section.

14	—Sunoco, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 99.3 of the Company’s 2002 Form 10-K filed March 7, 2003, File No. 1-6841).

21	—Subsidiaries of Sunoco, Inc.

23	—Consent of Independent Registered Public Accounting Firm.

24.1	—Power of Attorney executed by certain officers and directors of Sunoco, Inc.

24.2	—Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

31.1	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

—Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

—Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Thomas W. Hofmann
Senior Vice President and Chief Financial Officer

Date  March 3, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 3, 2005:

ROBERT J. DARNALL* Robert J. Darnall, Director	ROBERT D. KENNEDY* Robert D. Kennedy, Director

JOHN G. DROSDICK* John G. Drosdick, Chairman, Chief Executive Officer, President and Director (Principal Executive Officer) URSULA O. FAIRBAIRN* Ursula O. Fairbairn, Director	JOSEPH P. KROTT* Joseph P. Krott, Comptroller (Principal Accounting Officer) RICHARD H. LENNY* Richard H. Lenny, Director NORMAN S. MATTHEWS*
THOMAS P. GERRITY* Thomas P. Gerrity, Director ROSEMARIE B. GRECO* Rosemarie B. Greco, Director	Norman S. Matthews, Director R. ANDERSON PEW* R. Anderson Pew, Director G. JACKSON RATCLIFFE* G. Jackson Ratcliffe, Director
THOMAS W. HOFMANN* Thomas W. Hofmann, Senior Vice President and Chief Financial Officer (Principal Financial Officer) JAMES G. KAISER* James G. Kaiser, Director	JOHN W. ROWE* John W. Rowe, Director JOHN K. WULFF* John K. Wulff, Director
	*By	/s/ THOMAS W. HOFMANN Thomas W. Hofmann Individually and as Attorney-in-Fact

SUNOCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION ACCOUNTS

For the Years Ended December 31, 2004, 2003, and 2002

(Millions of Dollars)

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged To Other Accounts
For the year ended December 31, 2004:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$5	$6	$—	$9	$2

For the year ended December 31, 2003:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$11	$5	$—	$11	$5

For the year ended December 31, 2002:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$7	$10	$—	$6	$11