Form 10-Q
period 2005-06-30
SUNOCO INC
filed 2005-08-03
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-6841

SUNOCO, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-1743282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1735 MARKET STREET, SUITE LL, PHILADELPHIA, PA 19103-7583

(Address of principal executive offices)

(Zip Code)

(215) 977-3000

(Registrant’s telephone number, including area code)

TEN PENN CENTER, 1801 MARKET STREET, PHILADELPHIA, PA 19103-1699

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

At June 30, 2005, there were 136,593,472 shares of Common Stock, $1 par value outstanding. This amount reflects the effect of a two-for-one stock split which was effected in the form of a common stock dividend distributed on August 1, 2005.

SUNOCO, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per Share Amounts)

	For the Six Months Ended June 30
	2005	2004
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$15,161	$11,497
Interest income	6	3
Other income, net (Notes 2 and 3)	32	21

	15,199	11,521

COSTS AND EXPENSES
Cost of products sold and operating expenses	12,640	9,203
Consumer excise taxes	1,225	1,069
Selling, general and administrative expenses (Note 2)	434	410
Depreciation, depletion and amortization	207	200
Payroll, property and other taxes	64	61
Interest cost and debt expense	46	57
Interest capitalized	(12)	(3)

	14,604	10,997

Income before income tax expense	595	524
Income tax expense (Note 4)	237	201

NET INCOME	$358	$323

Net income per share of common stock:
Basic
Diluted	$2.60	$2.14
	$2.58	$2.12

Weighted-average number of shares outstanding (Notes 5 and 9):
Basic	137.7	150.9
Diluted	138.5	152.7

Cash dividends paid per share of common stock (Note 9)	$.35	$.275

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per Share Amounts)

	For the Three Months Ended June 30
	2005	2004
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$7,970	$6,265
Interest income	3	1
Other income, net (Notes 2 and 3)	17	10

	7,990	6,276

COSTS AND EXPENSES
Cost of products sold and operating expenses	6,581	4,949
Consumer excise taxes	640	571
Selling, general and administrative expenses (Note 2)	225	223
Depreciation, depletion and amortization	102	100
Payroll, property and other taxes	28	28
Interest cost and debt expense	23	28
Interest capitalized	(6)	(2)

	7,593	5,897

Income before income tax expense	397	379
Income tax expense (Note 4)	155	145

NET INCOME	$242	$234

Net income per share of common stock:
Basic
Diluted	$1.77	$1.55
	$1.75	$1.53
Weighted-average number of shares outstanding (Notes 5 and 9):
Basic	137.1	150.9
Diluted	138.0	152.6

Cash dividends paid per share of common stock (Note 9)	$.20	$.1375

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)	At June 30 2005	At December 31 2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$417	$405
Accounts and notes receivable, net	1,703	1,271
Inventories:
Crude oil	360	319
Petroleum and chemical products	471	315
Materials, supplies and other	156	131
Deferred income taxes	110	110

Total Current Assets	3,217	2,551

Investments and long-term receivables	111	115
Properties, plants and equipment	9,023	8,688
Less accumulated depreciation, depletion and amortization	3,784	3,722

Properties, plants and equipment, net	5,239	4,966
Prepaid retirement costs	12	11
Deferred charges and other assets (Note 3)	445	436

Total Assets	$9,024	$8,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$2,717	$2,109
Accrued liabilities (Note 6)	444	461
Short-term borrowings	100	100
Current portion of long-term debt	3	3
Taxes payable	336	349

Total Current Liabilities	3,600	3,022

Long-term debt	1,366	1,379
Retirement benefit liabilities (Note 7)	534	539
Deferred income taxes	781	755
Other deferred credits and liabilities (Notes 6 and 8)	322	247
Commitments and contingent liabilities (Note 6)
Minority interests (Note 2)	619	530
Shareholders’ equity (Note 9)	1,802	1,607

Total Liabilities and Shareholders’ Equity	$9,024	$8,079

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Six Months Ended June 30
	2005	2004
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$358	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	207	200
Deferred income tax expense	25	105
Proceeds from power contract restructuring (Note 8)	48	—
Payments in excess of expense for retirement plans	(5)	—
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(432)	(155)
Inventories	(222)	(259)
Accounts payable and accrued liabilities	587	444
Taxes payable	(7)	28
Other	12	(7)

Net cash provided by operating activities	571	679

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(470)	(282)
Acquisitions (Note 3)	—	(416)
Proceeds from divestments (Note 3)	21	111
Other	5	9

Net cash used in investing activities	(444)	(578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	—	100
Repayments of long-term debt	(13)	(108)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	99	129
Cash distributions to investors in cokemaking operations	(11)	(27)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(12)	(8)
Cash dividend payments	(48)	(42)
Purchases of common stock for treasury	(131)	(65)
Proceeds from issuance of common stock under management incentive and employee option plans	6	28
Other	(5)	(4)

Net cash provided by (used in) financing activities	(115)	3

Net increase in cash and cash equivalents	12	104
Cash and cash equivalents at beginning of period	405	431

Cash and cash equivalents at end of period	$417	$535

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three and six months ended June 30, 2005 are not necessarily indicative of results for the full-year 2005.

Share and per-share data (except par value) presented for all periods reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on August 1, 2005 (Note 9).

2.	Minority Interests.

Cokemaking Operations

Since 1995, Sunoco has received, in four separate transactions, a total of $724 million in exchange for interests in its Jewell and Indiana Harbor cokemaking operations. Sunoco did not recognize any gain at the dates of these transactions because the third-party investors were entitled to a preferential return on their investments. The preferential returns are currently equal to 98 percent of the cash flows and tax benefits from the respective cokemaking operations during the preferential return periods, which continue until the investors currently entitled to preferential returns recover their investments and achieve a cumulative annual after-tax return that averages approximately 10 percent. Income is recognized as coke production and sales generate cash flows and tax benefits which are allocated to Sunoco and the third-party investors, while expense is recognized to reflect the investors’ preferential returns.

Due to anticipated high costs associated with coal purchases from the Coke business’ coal operation over the next few years, the Company anticipates the preferential return period for the Jewell operation will likely extend indefinitely. The preferential return period for the Indiana Harbor operation is expected to end in 2007. Due to the difficulty of forecasting operations and tax benefits into the future, the accuracy of these estimates is subject to considerable uncertainty. The estimated lengths of these preferential return periods are based upon the Company’s current expectations of future cash flows and tax benefits, which are impacted by sales volumes and prices, raw material and operating costs, capital expenditure levels and the ability to recognize tax benefits under the current tax law (see below). Higher-than-expected cash flows and tax benefits will shorten the investors’ preferential return periods, while lower-than-expected cash flows and tax benefits will lengthen the periods.

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

Under the current tax law, the coke production at Jewell and Indiana Harbor will no longer be eligible to generate nonconventional fuel tax credits after 2007. Prior to 2008, the tax credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead increases on an inflation-adjusted basis from $51.35 to $64.47 per barrel

(in 2004 dollars). If this were to occur, the Company could be required to make cash payments to the third-party investors. Payments for the Jewell or Indiana Harbor operation would be required only if the expected end of the respective preferential return period is extended by two years or more and if the respective third-party investor is expected to achieve a cumulative after-tax return of less than approximately 6.5 percent. The Company currently does not believe that any payments to the investors would be required under this provision of the tax indemnity agreement, even if the average annual wellhead crude oil price exceeds the threshold at which the credits are completely phased out. The domestic wellhead price averaged $44.18 per barrel for the five months ended May 31, 2005, $44.03 per barrel for the month of May 2005 and $36.75 per barrel for the year ended December 31, 2004.

The Company also indemnifies the third-party investors in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits which would be available to them. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. In certain of these cases, if performance under the indemnification is required, the Company also has the option to purchase the third-party investors’ interests. Although the Company believes it is remote that it will be required to make any payments under these indemnifications, at June 30, 2005, the maximum potential payment under these tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $675 million. If this were to occur, the minority interest balance would be reduced by approximately $230 million.

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

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	Six Months Ended June 30
	2005	2004
Balance at beginning of year	$287	$328
Nonconventional fuel credit and other tax benefits*	(30)	(26)
Preferential return*	22	24
Cash distributions to third-party investors	(11)	(27)

Balance at end of period	$268	$299

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash change in the minority interest in cokemaking operations, are included in other income, net, in the condensed consolidated statements of income.

Logistics Operations

In the second quarter of 2004, Sunoco Logistics Partners L.P. (the “Partnership”), a master limited partnership in which Sunoco had a 75.3 percent interest, issued 3.4 million limited partnership units under its shelf registration statement at a price of $39.75 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled $129 million. Coincident with the offering, the Partnership redeemed 2.2 million limited partnership units owned by Sunoco for $83 million. In the second quarter of 2005, the Partnership issued an additional 2.8 million limited partnership units under its shelf registration statement at a price of $37.50 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled approximately $99 million. These proceeds were used to redeem an equal number of limited partnership units owned by Sunoco. Upon completion of these transactions, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 51.0 percent. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on these transactions.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	Six Months Ended June 30
	2005	2004
Balance at beginning of year	$232	$104
Net proceeds from public offerings	99	129
Minority interest share of income*	13	9
Increase attributable to Partnership management incentive plan	5	—
Cash distributions to third-party investors**	(12)	(8)

Balance at end of period	$337	$234

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.
**	The Partnership increased its quarterly cash distribution per unit from $.55 to $.57 for the first quarter of 2004 and then to $.5875 for the second quarter of 2004, $.6125 for the third quarter of 2004, $.625 for the fourth quarter of 2004 and $.6375 for the second quarter of 2005.

3.	Changes in Business.

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

The purchase price for the service stations acquired has been allocated to the assets acquired and liabilities assumed based on their relative fair market values at the acquisition date. The following is a summary of the effects of the transaction on Sunoco’s consolidated financial position (in millions of dollars):

Increase in:
Inventories	$1
Properties, plants and equipment, net	133
Deferred charges and other assets	48	*
Accrued liabilities	(1)

Cash paid for acquisition	$181

*	Consists of $10 million allocated to goodwill and $38 million allocated to contracts with dealers and distributors. The values of the dealer and distributor contracts are being amortized primarily on a straight-line basis over periods ranging from 10 to 15 years, which represent the expected lives of the Company’s affiliation with these dealers and distributors. The unamortized cost related to the dealer and distributor contracts amounted to $34 million at June 30, 2005.

Pro Forma Data for Acquisitions - The unaudited pro forma sales and other operating revenue, net income and net income per share of common stock of Sunoco for the six-month and three-month periods ended June 30, 2004, as if the acquisition of the Eagle Point refinery and related assets and the Mobil® retail outlets had occurred on January 1, 2004, are as follows (in millions of dollars, except per share amounts):

	Six Months Ended June 30, 2004	Three Months Ended June 30, 2004
Sales and other operating revenue	$11,770	$6,314

Net income	$328	$235

Net income per share of common stock – diluted	$2.15	$1.54

The pro forma data does not purport to be indicative of the results that actually would have been obtained if the Eagle Point refinery and related assets and the retail outlets had been part of Sunoco’s businesses during the periods presented and is not intended to be a projection of future results. Accordingly, the pro forma results do not reflect any restructuring costs, changes in operating levels, or potential cost savings and other synergies prior to the acquisition dates.

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

Divestments

Retail Portfolio Management Program – A Retail Portfolio Management (“RPM”) program is ongoing, which is selectively reducing the Company’s invested capital in Company-owned or leased retail sites. During the 2003-2005 period, selected sites, including some of the Mobil® sites acquired in 2004 as well as some Speedway® sites acquired from a subsidiary of Marathon Ashland Petroleum LLC in 2003, are being divested. Most of the sites are being converted to contract dealers and distributors. The Company expects to generate divestment proceeds of approximately $170 million, of which $138 million has been received through June 30, 2005 related to the sale of 278 sites. Most of the gasoline sales volume attributable to the divested sites has been retained within the Sunoco branded business. During the first six months of 2005 and 2004, net gains (losses) of $7 and $(4) million, respectively ($4 and $(3) million after tax, respectively), were recognized in other income, net, in the condensed consolidated statements of income in connection with the RPM program. The Company expects the RPM program will generate additional gains during the remainder of 2005.

Private Label Credit Card Program – During the second quarter of 2004, Sunoco sold its private label consumer and commercial credit card business and related accounts receivable to Citibank. In connection with this divestment, Sunoco received $100 million in cash proceeds, recognized a $3 million gain on the divestment ($2 million after tax) and established a $3 million accrual ($2 million after tax) for employee terminations under a postemployment plan and for other exit costs. In addition, the two companies signed a seven-year agreement for the operation and servicing of the Sunoco private label credit card program.

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

During the second quarter of 2004, Sunoco settled certain federal income tax issues that had been in dispute, which increased net income by $5 million. In connection with this settlement, Sunoco received $9 million of cash proceeds in the third quarter of 2004.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Six Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
Weighted-average number of common shares outstanding – basic	137.7	150.9	137.1	150.9
Add effect of dilutive stock incentive awards	.8	1.8	.9	1.7

Weighted-average number of shares - diluted	138.5	152.7	138.0	152.6

6.	Commitments and Contingent Liabilities.

Commitments

Sunoco is contingently liable under various arrangements which guarantee debt of third parties aggregating to approximately $9 million at June 30, 2005. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

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

Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation (“Aristech”), a wholly owned subsidiary of Mitsubishi Corporation (“Mitsubishi”), for $506 million in cash and the assumption of $163 million of debt. Contingent payments with a net present value as of the acquisition date of up to $167 million (the “earn out”) may also be made if realized margins for polypropylene and phenol exceed certain agreed-upon thresholds through 2006. As of June 30, 2005, no such payments have been earned. Since the $167 million represents a present value as of January 1, 2001, the actual amounts that could ultimately be paid under the earn out provisions increase over time by a contract-specified 11 percent per year. However, the contingent payments are limited to $90 million per year. Any earn-out payments would be treated as adjustments to the purchase price. In addition, Mitsubishi is responsible for up to $100 million of any potential environmental liabilities of the business identified through 2026 arising out of or related to the period prior to the acquisition date.

Environmental Remediation Activities

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise deal with the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses, including capital costs to construct, maintain and upgrade equipment and facilities. Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At June 30 2005	At December 31 2004
Accrued liabilities	$42	$39
Other deferred credits and liabilities	99	109

	$141	$148

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2004	$43	$74	$7	$15	$5	$2	$146
Accruals	—	10	—	1	1	—	12
Payments	(5)	(10)	—	(2)	(2)	—	(19)
Acquisitions and divestments	11	—	(1)	—	—	—	10
Other	2	1	—	—	—	—	3

Balance at June 30, 2004	$51	$75	$6	$14	$4	$2	$152

Balance at January 1, 2005	$48	$74	$5	$15	$4	$2	$148
Accruals	1	9	—	2	—	—	12
Payments	(5)	(10)	—	(2)	(1)	—	(18)
Other	—	(2)	—	1	—	—	(1)

Balance at June 30, 2005	$44	$71	$5	$16	$3	$2	$141

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At June 30, 2005, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $95 million. However, the Company believes it is very unlikely that it will realize the maximum loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of June 30, 2005, Sunoco had been named as a PRP at 45 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s negligible participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $6 million at June 30, 2005. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact multiple Sunoco facilities and formerly owned and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $19 million at June 30, 2005 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Environmental Regulatory Matters

The U.S. Environmental Protection Agency (“EPA”) adopted rules under the Clean Air Act (which relates to emissions of materials into the air) that phase in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in 2006 (“Tier II”). The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations, primarily with respect to the capital and operating expenditures at its five current refineries. Most of the capital spending is likely to occur in the 2004-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company’s estimate of total capital outlays to comply with the new Tier II gasoline and on-road diesel requirements has been increased to approximately $700 million. Capital spending to meet these requirements totaled $424 million through June 30, 2005. In May 2004, the EPA adopted a third rule which will phase in limitations on the allowable sulfur content in off-road diesel fuel beginning in mid-2007. The off-road diesel rule is not expected to have a significant impact on Sunoco’s capital expenditures. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the systems pertaining to banking and trading credits, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

In 1997, the EPA promulgated new, more stringent National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles, which has resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio and West Virginia, where Sunoco operates facilities. The EPA issued final ozone non-attainment area designations in April 2004, which became effective June 15, 2004. The EPA also issued final fine particle non-attainment area designations in December 2004 based on 2001-2003 air quality data. These standards will result in further controls of nitrogen oxide, sulfur dioxide and volatile organic compound emissions. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas, which would require them to meet the ozone requirements by 2010, which is before existing federally mandated control programs would take effect. If the region is not able to demonstrate attainment by 2010, there could be more stringent offset requirements, a moratorium on new highway projects, and imposition of a Federal Implementation Plan (“FIP”), including potentially significant lifestyle changes to bring the region to attainment. However, EPA’s designation of ozone non-attainment areas and the EPA’s rule on state implementation are currently being challenged by the state of Ohio, trade associations and health and environmental groups. In 2004, the EPA granted reconsideration of certain issues relating to the 8-hour ozone NAAQS standard and, in 2005, issued a final rule revoking the 1-hour standard and related provisions. Environmental groups have filed a lawsuit challenging the final rule. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is included in this group of attainment areas. Regulatory programs, when established to implement the EPA’s standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised State Implementation Plans to respond to the new regulations.

Since the late 1990s, the EPA has undertaken significant enforcement initiatives under authority of the Clean Air Act, targeting industries with large manufacturing facilities that are significant sources of emissions, including the refining industry. The EPA has alleged violations of various provisions of the Clean Air Act, including the New Source Review and Prevention of Significant Deterioration (“NSR/PSD”) Program, Benzene Waste Operations National Emissions Standards for Hazardous Air Pollutants (“NESHAP”), Leak Detection and Repair (“LDAR”) and flaring requirements. Sunoco received information requests in 2000, 2001 and 2002 in connection with the enforcement initiative pertaining to its Marcus Hook, Philadelphia, Toledo and Tulsa refineries, the Puerto Rico refinery divested in 2001 and its phenol facility in Philadelphia. Sunoco completed its responses to the EPA. In 2003, Sunoco received an additional information request pertaining to its phenol plant in Philadelphia. Sunoco also received Notices of Violation and Findings of Violation from the EPA relating to its Marcus Hook, Philadelphia and Toledo refineries alleging violations under various provisions of the Clean Air Act. During the second quarter of 2005, without admitting any violation, Sunoco reached a global settlement of all of the allegations relating to the refineries with the EPA, and the Pennsylvania Department of Environmental Protection, the City of Philadelphia Office of Air Management Services, the Ohio Environmental Protection Agency, and the Oklahoma Department of Environmental Quality. The Consent Decree concerning this settlement was lodged with the U.S. District Court for the Eastern District of Pennsylvania on June 16, 2005. Sunoco anticipates the Consent Decree being entered by the court sometime after the 30-day public comment period. Under the Consent Decree, it is anticipated that Sunoco will make capital expenditures of approximately $275 million over an eight-year period in connection with the implementation of environmental improvement projects. In addition, Sunoco will pay civil penalties aggregating approximately $3 million to the EPA and the state and local agencies, and has committed to supplemental environmental projects of approximately $3.9 million. As a result, Sunoco established a $5 million after-tax accrual in the second quarter of 2005 related to the global settlement. Sunoco expects that most of the environmental improvement projects will be consistent with many of the existing or projected strategic capital projects or emission reduction projects already planned for the next several years. With respect to the Company’s Eagle Point refinery, acquired effective January 13, 2004 (Note 3), El Paso Corporation, its prior owner, has entered into a consent decree with the EPA and the New Jersey Department of Environmental Protection as part of the EPA’s enforcement initiative. Sunoco does not anticipate substantial capital expenditures on its part as a result of El Paso’s consent decree.

The U.S. Congress has passed energy policy legislation and the President is expected to sign the bill. The bill does not contain an MTBE ban or provide “safe harbor” liability protection for MTBE. However, it sets a new renewable fuels mandate for ethanol use and repeals the minimum oxygenate requirements in gasoline. Sunoco has used MTBE and ethanol as oxygenates in different geographic areas of its refining and marketing system. While no federal ban on MTBE is included in the bill, several states (including some in Sunoco’s marketing area) have banned its use in gasoline and a number of other states have passed legislation banning it effective beginning on various dates through 2009. It is expected that additional states will enact similar ban legislation. Federal and state legislation could have a significant impact on market conditions depending on the details of future regulations, the impact on gasoline supplies, the cost and availability of ethanol and the ability of Sunoco and the industry in general to recover their costs in the marketplace.

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

Conclusion

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. The ultimate outcome of these proceedings and the matters discussed above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2005. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

7.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Six Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Service cost (cost of benefits earned during the year)	$24	$23	$4	$4
Interest cost on benefit obligations	42	42	12	12
Expected return on plan assets	(45)	(41)	—	—
Amortization of:
Prior service cost (benefit)	1	1	(2)	(4)
Unrecognized losses	15	17	1	2

	$37	$42	$15	$14

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
Service cost (cost of benefits earned during the year)	$12	$12	$2	$2
Interest cost on benefit obligations	21	21	6	6
Expected return on plan assets	(23)	(21)	—	—
Amortization of:
Prior service benefit	—	—	(1)	(2)
Unrecognized losses	8	9	—	1

	$18	$21	$7	$7

8.	Power Contract Restructuring.

In December 2004, Sunoco and a subsidiary of FPL Energy (“FPL”) agreed to a restructuring of an agreement (the “Agreement”) under which Sunoco may purchase steam from a natural gas fired cogeneration power plant owned and operated by FPL at Sunoco’s Marcus Hook refinery. Under the restructured terms, FPL surrendered its easement interest in adjacent land on which four auxiliary boilers were constructed, thereby transferring ownership of the auxiliary boilers which have an estimated fair market value of $33 million to Sunoco. FPL operates the auxiliary boilers on Sunoco’s behalf. When the cogeneration plant is in operation, Sunoco has the option to purchase steam from the facility at a rate equivalent to that set forth in the original agreement. As part of the restructuring, Sunoco has agreed to a long-term lease of land to FPL and to modify certain terms in the existing agreement for an aggregate cash payment of $48 million, most of which is attributable to prepaid rent. Sunoco received this $48 million payment in January 2005. No gain or loss was recognized in connection with the restructuring. Deferred revenue of $81 million has been recorded in other deferred credits and liabilities in the condensed consolidated balance sheet at June 30, 2005, which is being amortized into income over the 30-year contract term.

9.	Shareholders’ Equity.

	At June 30 2005	At December 31 2004
	(Millions of Dollars)
Common stock, par value $1 per share	$279	$278
Capital in excess of par value	1,537	1,517
Earnings employed in the business	3,205	2,895
Accumulated other comprehensive loss	(161)	(164)
Common stock held in treasury, at cost	(3,058)	(2,919)

Total	$1,802	$1,607

On July 7, 2005, the Company’s Board of Directors approved a two-for-one split of Sunoco’s common stock to be effected in the form of a stock dividend. The shares were distributed on August 1, 2005 to shareholders of record as of July 18, 2005. In connection with the common stock split, the number of authorized shares of common stock was increased from 200 million to 400 million shares and the shares of common stock reserved for issuance pertaining to Sunoco’s 6 3/4 percent convertible debentures and its various employee benefit plans were proportionally increased in accordance with the terms of those respective agreements and plans.

During the first six months of 2005, the Company repurchased 2,643,800 shares of common stock for $131 million under an existing repurchase authorization. In March 2005, the Company announced that its Board of Directors approved an additional $500 million share repurchase authorization. At June 30, 2005, the Company had a remaining authorization to purchase up to $602 million of common stock, including $102 million available under the previous program, in the open market from time to time depending on prevailing market conditions and available cash.

The Company increased the quarterly cash dividend paid on common stock from $.1375 per share ($.55 per year) to $.15 per share ($.60 per year) beginning with the third quarter of 2004 and then to $.20 per share ($.80 per year) beginning with the second quarter of 2005.

10.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income (in millions of dollars):

	Six Months Ended June 30		Three Months Ended June 30
	2005	2004	2005	2004
Net income	$358	$323	$242	$234
Other comprehensive income, net of related income taxes:
Net hedging gains	6	5	3	3
Reclassifications of net hedging gains to earnings	(3)	(6)	(1)	(2)

Comprehensive income	$361	$322	$244	$235

11.	Business Segment Information.

The following tables set forth certain income statement information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Six Months Ended June 30, 2005	Unaffiliated Customers	Inter- segdment
Refining and Supply	$7,273	$4,215	$320
Retail Marketing	5,324	—	(1)
Chemicals	1,248	—	63
Logistics	1,121	971	12
Coke	195	—	23
Corporate and Other	—	—	(59	)*

Consolidated	$15,161		$358

Six Months Ended June 30, 2004
Refining and Supply	$5,165	$3,244	$317
Retail Marketing	4,487	—	16
Chemicals	934	—	24
Logistics	781	779	17
Coke	130	—	18
Corporate and Other	—	—	(69	)**

Consolidated	$11,497		$323

*	Consists of $32 million of after-tax corporate expenses and $27 million of after-tax net financing expenses and other.
**	Consists of $25 million of after-tax corporate expenses and $44 million of after-tax net financing expenses and other.

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Three Months Ended June 30, 2005	Unaffiliated Customers	Inter- segment
Refining and Supply	$3,836	$2,235	$212
Retail Marketing	2,854	—	7
Chemicals	589	—	30
Logistics	586	495	9
Coke	105	—	13
Corporate and Other	—	—	(29	)*

Consolidated	$7,970		$242

Three Months Ended June 30, 2004
Refining and Supply	$2,839	$1,807	$217
Retail Marketing	2,469	—	20
Chemicals	489	—	12
Logistics	402	414	9
Coke	66	—	9
Corporate and Other	—	—	(33	)**

Consolidated	$6,265		$234

*	Consists of $16 million of after-tax corporate expenses and $13 million of after-tax net financing expenses and other.
**	Consists of $13 million of after-tax corporate expenses and $20 million of after-tax net financing expenses and other.

12.	New Accounting Standard.

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

13.	Subsequent Event.

On August 1, 2005, Sunoco Logistics Partners L.P. completed the acquisition of a crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million. In connection with this transaction, the Partnership also assumed certain environmental liabilities associated with these assets. The transaction was funded with $25 million of cash and $75 million of borrowings under the Partnership’s revolving credit facility. The Partnership expects to issue additional equity in the future to repay a substantial portion of the additional indebtedness. In connection with this acquisition, the Partnership advanced the date for action on the quarterly cash distribution for the third quarter of 2005, declaring a cash distribution of $.65 per unit payable in November 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Six Months Ended June 30
	2005	2004	Variance
	(Millions of Dollars)
Refining and Supply	$320	$317	$3
Retail Marketing	(1)	16	(17)
Chemicals	63	24	39
Logistics	12	17	(5)
Coke	23	18	5
Corporate and Other:
Corporate expenses	(32)	(25)	(7)
Net financing expenses and other	(27)	(44)	17

Consolidated net income	$358	$323	$35

Analysis of Earnings Profile of Sunoco Businesses

In the six-month period ended June 30, 2005, Sunoco earned $358 million, or $2.58 per share of common stock on a diluted basis, compared to $323 million, or $2.12 per share, for the first half of 2004.

The $35 million increase in net income in the first half of 2005 was primarily due to higher margins in Sunoco’s Refining and Supply ($26 million) and Chemicals ($51 million) businesses. Also contributing to the improvement in earnings were higher production of refined products ($14 million), largely due to lower scheduled maintenance activity in MidContinent Refining, and lower net financing expenses ($17 million). Partially offsetting these positive factors were lower margins in Retail Marketing ($36 million); higher expenses ($30 million), primarily fuel and employee-related charges; and a higher effective income tax rate ($9 million).

Refining and Supply

	For the Six Months Ended June 30
	2005	2004
Income (millions of dollars)	$320	$317
Wholesale margin* (per barrel):
Total Refining and Supply	$6.92	$6.66
Northeast Refining	$6.84	$6.59
MidContinent Refining	$7.14	$6.88
Crude inputs as percent of crude unit rated capacity**	98	97
Throughputs*** (thousands of barrels daily):
Crude oil	882.9	855.8
Other feedstocks	58.0	61.4

Total throughputs	940.9	917.2

Products manufactured*** (thousands of barrels daily):
Gasoline	440.4	445.2
Middle distillates	315.9	296.1
Residual fuel	77.6	77.5
Petrochemicals	38.5	36.9
Lubricants	13.1	14.1
Other	92.2	82.8

Total production	977.7	952.6
Less: Production used as fuel in refinery operations	47.8	46.9

Total production available for sale	929.9	905.7

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Effective January 1, 2005, crude unit capacity increased from 890 to 900 thousands of barrels daily due to a 10 thousand barrels-per-day adjustment in MidContinent Refining.
***	Data pertaining to the Eagle Point refinery for the six months ended June 30, 2004 are based on the amounts attributable to the 170-day ownership period (January 13, 2004 – June 30, 2004) divided by 182, the number of days in the period.

Refining and Supply earned $320 million in the first half of 2005 versus $317 million in the first half of 2004. The $3 million increase in earnings was largely due to higher realized margins ($26 million) and higher production volumes ($14 million). The first half of 2004 included significant scheduled maintenance activity in MidContinent Refining. The higher realized margins reflect the use of discounted high-acid crude oils in Northeast Refining. Over the past twelve months, Refining and Supply has gradually increased the processing of such crude oils, which averaged approximately 54 thousands of barrels daily in the first half of 2005. Partially offsetting these positive factors were higher expenses ($34 million), including fuel and employee-related charges and a higher effective income tax rate ($4 million).

Effective January 13, 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation for $250 million, including inventory. In connection with this transaction, Sunoco also assumed certain environmental and other liabilities. The Eagle Point refinery is located in Westville, NJ, near the Company’s existing Northeast Refining operations. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the Northeast and enables the capture of significant synergies in Northeast Refining. The related assets acquired include certain pipeline and other logistics assets associated with the refinery which Sunoco subsequently sold in March 2004 to Sunoco Logistics Partners L.P., the master limited partnership that is currently 51.0 percent owned by Sunoco. (See Note 3 to the condensed consolidated financial statements.)

Retail Marketing

	For the Six Months Ended June 30
	2005	2004
Income (Loss) (millions of dollars)	$(1)	$16
Retail margin* (per barrel):
Gasoline	$2.86	$3.64
Middle distillates	$4.27	$5.04
Sales (thousands of barrels daily):
Gasoline	297.6	289.2
Middle distillates	45.8	42.3

	343.4	331.5

Retail gasoline outlets	4,804	4,864

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing had a loss of $1 million in the first six months of 2005 versus income of $16 million in the first half of 2004. Excluding the impact of the retail sites acquired from ConocoPhillips in April 2004, the decrease in results was primarily due to lower average retail gasoline ($32 million) and distillate ($4 million) margins, partially offset by lower expenses ($13 million) and higher gains attributable to the Retail Portfolio Management program ($7 million). Income from the ConocoPhillips sites amounted to $6 and $5 million for the first six months of 2005 and 2004, respectively.

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

During the 2003-2005 period, selected sites, including some of the Mobil® outlets acquired in 2004 as well as some Speedway® sites acquired from a subsidiary of Marathon Ashland Petroleum LLC in 2003, are being divested. Most of the sites are being converted to contract dealers and distributors. The Company expects to generate divestment proceeds of approximately $170 million, of which $138 million has been received through June 30, 2005 related to the sale of 278 sites. Most of the gasoline sales volume attributable to the divested sites has been retained within the Sunoco branded business. During the first six months of 2005 and 2004, net after-tax gains (losses) totaling $4 and $(3) million, respectively, were recognized in connection with the RPM program. The Company expects the RPM program will generate additional gains during the reminder of 2005.

Chemicals

	For the Six Months Ended June 30
	2005	2004
Income (millions of dollars)	$63	$24
Margin* (cents per pound):
All products**	12.7	9.4
Phenol and related products	11.9	8.4
Polypropylene**	14.3	11.2
Sales (millions of pounds):
Phenol and related products	1,298	1,262
Polypropylene	1,116	1,122
Plasticizers***	—	28
Other	49	91

	2,463	2,503

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract entered into on March 31, 2003 with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.
***	The plasticizer business was divested in January 2004.

Chemicals earned $63 million in the first half of 2005 versus $24 million in the prior-year period. The $39 million increase in earnings was due largely to higher margins for both phenol and polypropylene ($51 million), partially offset by slightly lower sales volumes ($3 million), slightly higher expenses ($2 million), a higher effective income tax rate ($3 million) and lower gains on asset divestments ($2 million).

Logistics

Sunoco’s Logistics business earned $12 million in the first half of 2005 versus $17 million in the prior-year period. The $5 million decline in earnings was primarily due to a $4 million after-tax accrual attributable to a pipeline spill and a $2 million unfavorable tax adjustment.

On August 1, 2005, the Partnership completed the acquisition of a crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million. In 2004, the Partnership also completed the following acquisitions: in March, certain pipeline and other logistics assets that had previously been acquired by Sunoco with the Eagle Point refinery for $20 million; in April, ConocoPhillips’ Baltimore, MD and Manassas, VA refined product terminals for $12 million; in June, an additional one-third interest in the

Harbor Pipeline from El Paso Corporation for $7 million; and in November, a refined product terminal located in Columbus, OH from a subsidiary of Certified Oil Company for $8 million.

Coke

Coke earned $23 million in the first half of 2005 versus $18 million in the first half of 2004. The $5 million increase in earnings was due primarily to higher coal sales volumes and prices and higher tax benefits from cokemaking operations, partially offset by higher selling, general and administrative expenses.

Under the current tax law, the coke production at Jewell and Indiana Harbor will no longer be eligible to generate nonconventional fuel tax credits after 2007, which is expected to result in a decline in Coke’s annual income of approximately $15 million after tax. Prior to 2008, the tax credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead increases on an inflation-adjusted basis from $51.35 to $64.47 per barrel (in 2004 dollars). If the annual crude oil price were to average at or above the top of this range for any year prior to 2008, then it is estimated the corresponding reduction in Coke’s after-tax income would approximate $15 million for such year. The above estimates incorporate increased coke prices resulting from the expiration of the tax credits after 2007 or any phase out, as provided for in the coke purchase agreement with Ispat Inland Inc. (“Ispat”) with respect to the Indiana Harbor East Chicago plant. The Company also could be required to make cash payments to the third-party investors if the tax credit is reduced as a result of increased domestic crude oil prices. The domestic wellhead price averaged $44.18 per barrel for the five months ended May 31, 2005, $44.03 per barrel for the month of May 2005 and $36.75 per barrel for the year ended December 31, 2004. (See Note 2 to the condensed consolidated financial statements). The new energy policy legislation recently passed by the U.S. Congress includes additional tax credits pertaining to a portion of the coke production at Jewell, all of the production at the new Haverhill cokemaking facility and all future domestic coke plants placed into service by January 1, 2010. The new credits cover a four-year period, effective January 1, 2006 or the date any new facility is placed into service, if later, and are also subject to phase out based on the level of crude oil prices as described above. Beginning in 2006, the new credits attributable to Coke’s existing facilities are expected to result in an increase in Coke’s annual income of approximately $5 million after tax.

In recent years, substantially all coke sales have been made under long-term contracts with International Steel Group (“ISG”) and Ispat. In December 2004, Ispat International N.V. (the parent of Ispat) completed a previously announced acquisition of LNM Holdings N.V., both of which were under common control, and changed its name to Mittal Steel Company N.V. (“Mittal”). In April 2005, Mittal completed a previously announced merger with ISG whereby ISG became a wholly owned subsidiary of Mittal. As a result of the merger, Moody’s Investor Service (“Moody’s”) and Standard and Poors Rating Services (“S&P”) upgraded Ispat’s credit ratings to investment grade. In addition, Moody’s upgraded ISG to two levels below investment grade, and S&P has retained its credit rating of ISG at two levels below investment grade. Neither ISG nor Ispat have given any indication that they will not perform under their contracts. However, in the event of nonperformance, the Coke business’ results of operations and cash flows may be adversely affected.

In October 2003, Sun Coke entered into a 15-year coke purchase agreement with three affiliates of ISG to supply 550 thousand tons per year of coke from a new plant located near Haverhill, OH. Coke is being supplied to ISG on a take-or-pay basis for the first seven years, and thereafter based upon ISG’s requirements in excess of ISG’s existing coke production and its obligations in respect of the

Jewell agreement described below. Construction of the Haverhill plant commenced in December 2003, and initial coke production began during March 2005. The Haverhill plant utilizes the waste flue gas to generate low-cost steam that, since late April 2005, is being provided to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business.

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

In August 2004, Sun Coke entered into a series of agreements with two major steel companies (the “Off-takers”) with respect to the development of a 1.6 million metric tons-per-year cokemaking and associated cogeneration power plant in Vitória, Brazil. Those agreements generally include: technology license agreements whereby Sun Coke will license its proprietary technology to a project company (the “Project Company”); an engineering and technical assistance agreement whereby Sun Coke will provide engineering and construction-related technical services to the Project Company; an operating agreement whereby a local subsidiary of Sun Coke will operate the cokemaking and water treatment plant facilities for a term of not less than 15 years; and an investment agreement by and among Sun Coke and the Off-takers whereby Sun Coke has acquired an initial one percent equity interest in the Project Company as well as an option to purchase, at net book value plus interest from the date of the Off-takers’ initial investment, an additional 19 percent equity interest. The Off-takers will purchase from the Project Company all coke production under long-term agreements, and one of the steel companies will purchase all of the electricity produced at the cogeneration power plant. Those off-take agreements are still to be negotiated. Construction of the facilities commenced in the first quarter of 2005 and the facilities are expected to be operational in 2006.

The Company is currently discussing other opportunities for developing new heat recovery and non-recovery cokemaking facilities with several domestic and international steel companies. Such cokemaking facilities could be either wholly owned or owned through a joint venture with one or more parties. The steel company customers would be expected to purchase the coke production on a take-or-pay or equivalent basis.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $32 million after tax in the current six-month period versus $25 million in the first half of 2004. The $7 million increase was largely due to higher employee-related expenses, primarily accruals for stock-based incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $27 million after tax in the first half of 2005 versus $44 million in the prior-year period. The $17 million decline was primarily due to lower interest expense resulting from debt restructuring activities in 2004 ($7 million), increased capitalized interest ($6 million) and higher interest income ($2 million) (see “Financial Condition – Financial Capacity” below).

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $15.20 billion in the first half of 2005 compared to $11.52 billion in the first six months of 2004. The 32 percent increase was primarily due to significantly higher refined product and chemical prices. Also contributing to the increase were higher refined product sales volumes, in part due to the acquisition of the Mobil® retail sites from ConocoPhillips in April 2004, higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

Costs and Expenses — Total pretax costs and expenses were $14.60 billion in the current half compared to $11.00 billion in the first half of 2004. The 33 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs. The higher crude oil acquisition costs reflect crude oil price increases and higher crude oil throughput, while the higher refined product acquisition costs reflect refined product price increases and purchases to supply the Mobil® retail sites acquired in April 2004 that are located primarily in Delaware, Maryland, Virginia and Washington, D.C. Also contributing to the increase were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended June 30		Variance
	2005	2004
	(Millions of Dollars)
Refining and Supply	$212	$217	$(5)
Retail Marketing	7	20	(13)
Chemicals	30	12	18
Logistics	9	9	—
Coke	13	9	4
Corporate and Other:
Corporate expenses	(16)	(13)	(3)
Net financing expenses and other	(13)	(20)	7

Consolidated net income	$242	$234	$8

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended June 30, 2005, Sunoco earned $242 million, or $1.75 per share of common stock on a diluted basis, compared to $234 million, or $1.53 per share, for the second quarter of 2004.

The $8 million increase in net income in the second quarter of 2005 was primarily due to higher margins in Sunoco’s Refining and Supply ($14 million) and Chemicals ($24 million) businesses. Also contributing to the improvement in earnings were higher production of refined products ($5 million) and lower net financing expenses ($7 million). Partially offsetting these positive factors were lower margins in Retail Marketing ($23 million); higher expenses ($18 million), primarily fuel and employee-related charges; and a higher effective income tax rate ($3 million).

Refining and Supply

	For the Three Months Ended June 30
	2005	2004
Income (millions of dollars)	$212	$217
Wholesale margin* (per barrel):
Total Refining and Supply	$7.87	$7.59
Northeast Refining	$7.55	$7.42
MidContinent Refining	$8.80	$8.11
Crude inputs as percent of crude unit rated capacity**	99	100
Throughputs (thousands of barrels daily):
Crude oil	890.8	887.0
Other feedstocks	63.3	57.1

Total throughputs	954.1	944.1

Products manufactured (thousands of barrels daily):
Gasoline	437.8	471.4
Middle distillates	327.3	307.0
Residual fuel	78.0	77.3
Petrochemicals	38.4	40.4
Lubricants	13.5	15.1
Other	95.0	69.8

Total production	990.0	981.0
Less: Production used as fuel in refinery operations	48.9	50.9

Total production available for sale	941.1	930.1

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Effective January 1, 2005, crude unit capacity increased from 890 to 900 thousands of barrels daily due to a 10 thousand barrels-per-day adjustment in MidContinent Refining.

Refining and Supply earned $212 million in the current quarter versus $217 million in the second quarter of 2004. Despite a decline in benchmark margins in the Northeast, realized margins have improved versus the year-ago quarter largely as a result of the increased use of discounted high-acid crude oils, which averaged approximately 59 thousands of barrels daily in the second quarter of 2005, and the favorable impact of product optimization activities. The higher realized margins ($14 million) and higher production volumes ($5 million) were more than offset by higher expenses ($22 million), including fuel and employee-related charges and a higher effective income tax rate ($2 million).

Retail Marketing

	For the Three Months Ended June 30
	2005	2004
Income (millions of dollars)	$7	$20
Retail margin* (per barrel):
Gasoline	$3.32	$4.50
Middle distillates	$3.34	$3.66
Sales (thousands of barrels daily):
Gasoline	305.4	304.7
Middle distillates	42.2	40.0

	347.6	344.7

Retail gasoline outlets	4,804	4,864

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $7 million in the current quarter versus $20 million in the second quarter of 2004. Excluding the impact of the retail sites acquired from ConocoPhillips in April 2004, the decrease in results was primarily due to lower average retail gasoline ($22 million) and distillate ($1 million) margins, partially offset by lower expenses ($9 million) and higher gains attributable to the Retail Portfolio Management program ($5 million). Income from the ConocoPhillips sites amounted to $4 and $5 million for the second quarters of 2005 and 2004, respectively.

Chemicals

	For the Three Months Ended June 30
	2005	2004
Income (millions of dollars)	$30	$12
Margin* (cents per pound):
All products**	12.8	9.7
Phenol and related products	12.8	8.2
Polypropylene**	13.2	12.1
Sales (millions of pounds):
Phenol and related products	617	648
Polypropylene	583	547
Other	16	43

	1,216	1,238

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract entered into on March 31, 2003 with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $30 million in the second quarter of 2005 versus $12 million in the prior-year quarter. The $18 million increase in earnings was due largely to higher margins for both phenol and polypropylene ($24 million), partially offset by slightly lower sales volumes ($2 million), slightly higher expenses ($2 million) and a higher effective income tax rate ($3 million). The lower sales volumes were due primarily to scheduled maintenance performed during the quarter at the Haverhill, Ohio phenol facility. This maintenance was performed concurrent with work to tie in the plant to the steam generation system at Sun Coke’s adjacent cokemaking facility which will serve to reduce the phenol facility’s energy costs in the future.

Logistics

Sunoco’s Logistics business earned $9 million in both second-quarter periods.

Coke

Coke earned $13 million in the second quarter of 2005 versus $9 million in the second quarter of 2004. The $4 million increase in earnings was due primarily to higher coal sales volumes and prices, higher tax benefits from cokemaking operations and income from the new cokemaking facility in Haverhill, Ohio, which commenced operations in March 2005.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $16 million after tax in the current three-month period versus $13 million in the second quarter of 2004. The $3 million increase was largely due to higher employee-related expenses, primarily accruals for stock-based incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $13 million after tax in the second quarter of 2005 versus $20 million in the prior-year quarter. The $7 million decline was primarily due to lower interest expense resulting from debt restructuring activities in 2004 ($3 million), increased capitalized interest ($3 million) and higher interest income ($1 million) (see “Financial Condition – Financial Capacity” below).

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $7.99 billion in the second quarter of 2005 compared to $6.28 billion in the second quarter of 2004. The 27 percent increase was primarily due to significantly higher refined product and chemical prices. Also contributing to the increase were higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

Costs and Expenses — Total pretax costs and expenses were $7.59 billion in the current quarter compared to $5.90 billion in the second quarter of 2004. The 29 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs, largely as a result of price increases. Also contributing to the increase were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

FINANCIAL CONDITION

Cash and Working Capital

At June 30, 2005, Sunoco had cash and cash equivalents of $417 million compared to $405 million at December 31, 2004, and had a working capital deficit of $383 million compared to a working capital deficit of $471 million at December 31,

2004. The $12 million increase in cash and cash equivalents was due to $571 million of net cash provided by operating activities (“cash generation”), partially offset by a $444 million net use of cash in investing activities and a $115 million net use of cash in financing activities. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at June 30, 2005 by $2,095 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first six months of 2005, Sunoco’s cash generation was $571 million compared to $679 million in the first six months of 2004. This $108 million decrease in cash generation was primarily due to a decrease in working capital sources pertaining to operating activities and lower deferred income tax expense, partially offset by the increase in net income and the cash proceeds received in connection with a power contract restructuring. The working capital sources in 2004 included $100 million of proceeds from the sale of the Company’s private label credit card program in June 2004.

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

The Company has a revolving credit facility (the “Facility”) totaling $900 million, which matures in June 2009. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At June 30, 2005, the Company’s tangible net worth was $2.0 billion and its targeted tangible net worth was $1.2 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At June 30, 2005, this ratio was .33 to 1. At June 30, 2005, the Facility was being used to support $100 million of commercial paper and $103 million of floating-rate notes due 2034.

Sunoco Logistics Partners L.P. has a $250 million revolving credit facility, which matures in November 2009. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. It includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. At June 30, 2005, $65 million was outstanding under this credit facility. On

August 1, 2005, an additional $75 million was drawn against the facility which was used, along with $25 million of cash, to fund the Partnership’s acquisition of a crude oil pipeline system and related storage facilities located in Texas. The Partnership expects to issue additional equity in the future to repay a substantial portion of the additional indebtedness. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4.5 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3 to 1. At June 30, 2005, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.7 to 1 and the interest coverage ratio was 5.3 to 1.

Epsilon, the Company’s consolidated joint venture, has a $40 million revolving credit facility that matures in September 2006. The credit facility contains restrictive covenants which, among other things, limit the incurrence of additional debt and the sale of assets by Epsilon. Borrowings under this credit facility as well as Epsilon’s $120 million term loan due in September 2006 are guaranteed by Sunoco, Inc. At June 30, 2005, no amounts were outstanding under the credit facility.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At June 30 2005	At December 31 2004
Short-term borrowings	$100	$100
Current portion of long-term debt	3	3
Long-term debt	1,366	1,379

Total debt	$1,469	$1,482

In September 2004, the Company repurchased outstanding long-term debt with a par value of $352 million through a series of tender offers and open market purchases utilizing the net proceeds from the issuance of $250 million of 4 7/8 percent, 10-year notes under its shelf registration statement (see below) and $154 million of cash. The Company recognized a $34 million after-tax loss in the third quarter of 2004 due to the early extinguishment of the debt. In November 2004, Sunoco issued $103 million of 30-year floating-rate notes and used the proceeds to redeem its 7.60 percent environmental industrial revenue bonds that were due in 2024. As a result of the above debt restructuring activities, pretax interest expense is expected to decline approximately $20 million in 2005. In March 2004, the Company issued $100 million of commercial paper and used the proceeds to repay its maturing 7 1/8 percent notes. Management believes there is sufficient financial capacity available to pursue strategic opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock or selling a portion of its Sunoco Logistics Partners L.P. common units, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

The Company has a shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. Subsequent to the September 2004 debt offering discussed above, $1,050 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, under which the Partnership may issue debt or common units representing limited partnership interests. Subsequent to the Partnership’s equity offerings discussed below, $261 million remains available under the Partnership’s shelf registration statement. The amount, type and timing of any additional financings under these registration statements will depend upon, among other things, the Company’s and Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and Partnership’s respective debt obligations and revolving credit facilities.

In the second quarter of 2004, the Partnership issued 3.4 million limited partnership units under its shelf registration statement at a price of $39.75 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled $129 million. Coincident with the offering, the Partnership redeemed 2.2 million limited partnership units owned by Sunoco for $83 million. The proceeds from the offering also were principally used by the Partnership to finance its acquisitions during 2004 (see “Analysis of Earnings Profile of Sunoco Businesses – Logistics” above). In the second quarter of 2005, the Partnership issued an additional 2.8 million limited partnership units under its shelf registration statement at a price of $37.50 per unit. Proceeds from this offering, net of underwriting discounts and offering expenses, totaled approximately $99 million. These proceeds were used to redeem an equal number of limited partnership units owned by Sunoco. Upon completion of these transactions, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 51.0 percent. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on these transactions.

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

Capital Expenditures

During the second quarter of 2005, the Company increased its full-year 2005 capital expenditure plan from $846 million to approximately $950 million. The increased spending primarily reflects increased capital outlays to comply with the new Tier II gasoline and on-road diesel requirements (see discussion above under “Commitments and Contingent Liabilities – Environmental Regulatory Matters” in Note 6 to the Condensed Consolidated Financial Statements).

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
Market value of investments at beginning of period	$1,158	$1,071
Increase (reduction) in market value of investments resulting from:
Net investment income	19	123
Company contributions	36	95
Plan benefit payments	(77)	(131)

	$1,136	$1,158

Management currently anticipates making $50 million of voluntary contributions to Sunoco’s funded benefit plans for the full-year 2005. In March 2002, a temporary interest-rate-relief bill was enacted by Congress that mitigated the impact of a decline in interest rates used in pension funding calculations. In April 2004, Congress enacted additional legislation that continues the use of more favorable interest rates for determining funding requirements through 2005. This bill replaces the interest rate on 30-year Treasury bonds with a rate based on corporate bonds.

Management believes any additional contributions to the pension plans can be funded without a significant impact on liquidity. Future changes in the financial markets and/or interest rates could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

DIVIDENDS AND SHARE REPURCHASES

On July 7, 2005, the Company’s Board of Directors approved a two-for-one split of Sunoco’s common stock to be effected in the form of a stock dividend. The shares were distributed on August 1, 2005 to shareholders of record as of July 18, 2005. In connection with the common stock split, the number of authorized shares of common stock was increased from 200 million to 400 million and the shares of common stock reserved for issuance pertaining to Sunoco’s 6 3/4 percent convertible debentures and its various employee benefit plans were proportionally increased in accordance with the terms of those respective agreements and plans. Share and per share data (except par value) presented for all periods reflect the effect of the stock split.

The Company increased the quarterly cash dividend paid on common stock from $.1375 per share ($.55 per year) to $.15 per share ($.60 per year) beginning with the third quarter of 2004 and then to $.20 per share ($.80 per year) beginning with the second quarter of 2005.

During the first six months of 2005, the Company repurchased 2,643,800 shares of common stock for $131 million under an existing repurchase authorization. In March 2005, the Company announced that its Board of Directors approved an additional $500 million share repurchase authorization. At June 30, 2005, the Company had a remaining authorization to purchase up to $602 million of Company common stock, including $102 million available under the previous program, in the open market from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

FORWARD-LOOKING STATEMENTS

Some of the information included in this quarterly report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although management believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	Changes in refining, marketing and chemical margins;

•	Variation in petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Effects of transportation disruptions;

•	Changes in the price differentials between light-sweet and heavy-sour crude oils;

•	Changes in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities and on product supply and demand;

•	Age of, and changes in the reliability and efficiency of, the Company’s operating facilities or those of third parties;

•	Changes in the level of operating expenses;

•	Effects of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	Changes in the expected level of environmental capital, operating or remediation expenditures;

•	Delays related to construction of or work on facilities and the issuance of applicable permits;

•	Changes in product specifications;

•	Availability and pricing of oxygenates such as MTBE and ethanol;

•	Phase-outs or restrictions on the use of MTBE;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of debt and equity financing;

•	Changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in tax laws or their interpretations;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance by major customers, suppliers, dealers, distributors or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in applicable statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•	Changes in the status of, or initiation of new, litigation to which the Company is a party or liability resulting from litigation or administrative proceedings, including natural resource damage claims.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In June 2005, Sunoco, Inc. (R&M), a subsidiary of Sunoco, Inc., reached a global settlement relating to its refineries with the U.S. Environmental Protection Agency (“EPA”), and the Pennsylvania Department of Environmental Protection (“PADEP”), the City of Philadelphia Office of Air Management Services (“AMS”), the Ohio Environmental Protection Agency (“OEPA”), and the Oklahoma Department of Environmental Quality (“ODEQ”). The Consent Decree concerning this settlement was lodged with the U.S. District Court for the Eastern District of Pennsylvania on June 16, 2005. Sunoco anticipates the Consent Decree being entered by the court sometime after the 30-day public comment period. Under the Consent Decree it is anticipated that Sunoco will make capital expenditures of approximately $275 million over an eight-year period in connection with the implementation of environmental improvement projects. In addition, Sunoco will pay civil penalties aggregating approximately $3 million to the EPA and the state and local agencies, and has committed to supplemental environmental projects of approximately $3.9 million. (For additional information see “Commitments and Contingent Liabilities – Environmental Regulatory Matters” in Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I of this Report.)

In June 2005, Sunoco reached a settlement with PADEP pursuant to which Sunoco agreed to settle alleged violations at its Marcus Hook refinery relating to emissions reporting under the Clean Air Act. Under the settlement, Sunoco paid a civil penalty of $588,952 and excess emission fees of $236,284.

Sun Pipe Line Company, a subsidiary of Sunoco, and other third parties, are shareholders of Mid-Valley Pipeline Company. In June 2005, Mid-Valley Pipeline Company, Sun Pipe Line Company, and Sunoco Pipeline L.P, a subsidiary of Sunoco Logistics Partners L.P. and the operator of Mid-Valley, received a letter from the U. S. Department of Justice, on behalf of the EPA, informing the companies of its intent to pursue court action seeking civil penalties for violations of the Clean Water Act. The violations arise from a release in November 2000 in Louisiana (see the Company’s Form 10-K for the fiscal year ended December 31, 2002) and a release in January 2005 in Kentucky. Penalties are reasonably likely to be in excess of $100,000. In addition, in June 2005, the Kentucky Environmental and Public Protection Cabinet initiated an administrative action against Mid-Valley Pipeline Company, in connection with the January 2005 release in Kentucky, seeking civil penalties and reimbursement of costs in excess of $100,000.

With respect to a pipeline release of crude oil in February 2000 in the John Heinz National Wildlife Refuge in Philadelphia, the Company has agreed with the U.S. Department of the Interior to settle certain pending natural resource damage claims in the amount of $865,000 and with the U.S. Environmental Protection Agency and the Department of Justice to settle certain alleged Clean Water Act violations in the amount of $2,742,600. The Consent Decree has been lodged in the U.S. District Court for the Eastern District of Pennsylvania and is subject to public comment for 30 days. (See also the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2001, December 31, 2002 and December 31, 2004.)

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended June 30, 2005. Share and per share data presented for all periods reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on August 1, 2005.

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
April 2005	—	$—	—	$662
May 2005	736	$49.79	736	$626
June 2005	459	$53.51	459	$602

Total	1,195	$51.22	1,195

*	All of the shares repurchased during the three-month period ended June 30, 2005 were acquired pursuant to the repurchase program that Sunoco publicly announced on September 2, 2004 (see below).
**	On September 2, 2004, the Company’s Board of Directors (“Board”) approved a $500 million share repurchase program with no stated expiration date. On March 3, 2005, Sunoco publicly announced that its Board approved an additional $500 million share repurchase program with no stated expiration date.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 5, 2005. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to the Board’s solicitations. At this meeting, the shareholders were requested: (1) to elect a Board of Directors and (2) to ratify the appointment of independent auditors. The following action was taken by the Company’s shareholders with respect to each of the above items:

1.	Concerning the election of a Board of Directors of the Company, there was a total of 123,555,098 votes cast. The tabulation below sets forth the number of votes cast for or withheld (abstentions) from each director. There were no broker non-votes.

NAME	Number “FOR”	Number “WITHHELD” (ABSTENTIONS)
R. J. Darnall	121,913,754	1,641,344
J. G. Drosdick	119,901,826	3,653,272
U. O. Fairbairn	122,239,944	1,315,154
T. P. Gerrity	118,506,352	5,048,746
R. B. Greco	122,221,536	1,333,562
J. G. Kaiser	120,232,258	3,322,840
R. H. Lenny	122,229,196	1,325,902
R. A. Pew	120,183,800	3,371,298
G. J. Ratcliffe	122,175,168	1,379,930
J. W. Rowe	103,197,378	20,357,720
J. K. Wulff	122,218,528	1,336,570

2.	Concerning the motion to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors, there was a total of 123,555,096 votes cast, with an aggregate of 119,642,068 votes cast in favor of ratification of such appointment and 3,030,238 against. There were 882,790 withheld (abstentions). There were no broker non-votes.

The tabulations above have been proportionately increased to reflect the effect of a two-for-one stock split which was effected in the form of a common stock dividend distributed on August 1, 2005.

Item 6. Exhibits

Exhibits:

3	–	Amended and Restated Articles of Incorporation of Sunoco, Inc. (as of July 7, 2005) (incorporated by reference to Exhibit 3(i) of the Company’s Current Report on Form 8-K dated July 8, 2005, File No. 1-6841).

10	–	Amended Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Foster & Crosby, Inc., as amended and restated as of December 23, 2002.

12	–	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Periods Ended June 30, 2005 and 2004.

31.1	–	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

Sunoco, Inc.

Investor Relations

1735 Market Street

Philadelphia, PA 19103-7583

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO, INC.

BY	/s/ JOSEPH P. KROTT
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

DATE	August 2, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit
3	Amended and Restated Articles of Incorporation of Sunoco, Inc. (as of July 7, 2005) (incorporated by reference to Exhibit 3(i) of the Company’s Current Report on Form 8-K dated July 8, 2005, File No. 1-6841).

10	Amended Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Foster & Crosby, Inc., as amended and restated as of December 23, 2002.

12	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Periods Ended June 30, 2005 and 2004.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.