Form 10-Q
period 2005-09-30
SUNOCO INC
filed 2005-11-03
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At September 30, 2005, there were 136,125,224 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per Share Amounts)

	For the Nine Months Ended September 30
	2005	2004
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$24,506	$18,072
Interest income	12	7
Other income (loss), net (Notes 2, 3, 4 and 5)	(24)	—

	24,494	18,079

COSTS AND EXPENSES
Cost of products sold and operating expenses	20,342	14,620
Consumer excise taxes	1,900	1,680
Selling, general and administrative expenses (Note 2)	676	613
Depreciation, depletion and amortization	316	303
Payroll, property and other taxes	97	91
Interest cost and debt expense	71	85
Interest capitalized	(20)	(6)

	23,382	17,386

Income before income tax expense	1,112	693
Income tax expense (Note 4)	425	266

NET INCOME	$687	$427

Net income per share of common stock:
Basic	$5.01	$2.84
Diluted	$4.97	$2.81

Weighted-average number of shares outstanding (Notes 6 and 9):
Basic	137.2	150.1
Diluted	138.2	151.8

Cash dividends paid per share of common stock (Note 9)	$.55	$.425

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per Share Amounts)

	For the Three Months Ended September 30
	2005	2004
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$9,345	$6,575
Interest income	6	4
Other income (loss), net (Notes 2, 3, 4 and 5)	(56)	(21)

	9,295	6,558

COSTS AND EXPENSES
Cost of products sold and operating expenses	7,702	5,417
Consumer excise taxes	675	611
Selling, general and administrative expenses (Note 2)	242	203
Depreciation, depletion and amortization	109	103
Payroll, property and other taxes	33	30
Interest cost and debt expense	25	28
Interest capitalized	(8)	(3)

	8,778	6,389

Income before income tax expense	517	169
Income tax expense (Note 4)	188	65

NET INCOME	$329	$104

Net income per share of common stock:
Basic	$2.41	$.70
Diluted	$2.39	$.69

Weighted-average number of shares outstanding (Notes 6 and 9):
Basic	136.4	148.5
Diluted	137.4	150.0

Cash dividends paid per share of common stock (Note 9)	$.20	$.15

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)	At September 30 2005	At December 31 2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$816	$405
Accounts and notes receivable, net	1,975	1,271
Inventories:
Crude oil	413	319
Petroleum and chemical products	546	315
Materials, supplies and other	153	131
Deferred income taxes	154	110

Total Current Assets	4,057	2,551

Investments and long-term receivables	122	115
Properties, plants and equipment	9,262	8,688
Less accumulated depreciation, depletion and amortization	3,829	3,722

Properties, plants and equipment, net	5,433	4,966
Prepaid retirement costs	12	11
Deferred charges and other assets (Note 3)	417	436

Total Assets	$10,041	$8,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,133	$2,109
Accrued liabilities (Note 7)	623	461
Short-term borrowings	100	100
Current portion of long-term debt	122	3
Taxes payable	432	349

Total Current Liabilities	4,410	3,022

Long-term debt	1,265	1,379
Retirement benefit liabilities (Note 8)	487	539
Deferred income taxes	812	755
Other deferred credits and liabilities (Notes 3 and 7)	334	247
Commitments and contingent liabilities (Note 7)
Minority interests (Note 2)	671	530
Shareholders’ equity (Note 9)	2,062	1,607

Total Liabilities and Shareholders’ Equity	$10,041	$8,079

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Nine Months Ended September 30
	2005	2004
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$687	$427

Adjustments to reconcile net income to net cash provided by operating activities:
Loss on phenol supply contract dispute (Note 3)	78	—
Provision for asset write-downs and other matters	—	13
Loss on early extinguishment of debt	—	53
Depreciation, depletion and amortization	316	303
Deferred income tax expense	18	114
Proceeds from power contract restructuring (Note 3)	48	—
Payments in excess of expense for retirement plans	(53)	(42)
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(664)	(324)
Inventories	(347)	(278)
Accounts payable and accrued liabilities	1,055	636
Taxes payable	88	112
Other	47	(3)

Net cash provided by operating activities	1,273	1,011

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(682)	(528)
Acquisitions (Note 3)	(100)	(416)
Proceeds from divestments (Note 3)	32	135
Other	1	6

Net cash used in investing activities	(749)	(803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	—	100
Net proceeds from issuance of long-term debt	75	248
Repayments of long-term debt	(70)	(468)
Premiums paid on early extinguishment of debt	—	(50)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	160	129
Cash distributions to investors in cokemaking operations	(19)	(31)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(19)	(14)
Cash dividend payments	(76)	(64)
Purchases of common stock for treasury	(167)	(236)
Proceeds from issuance of common stock under management incentive and employee option plans	7	43
Other	(4)	(3)

Net cash used in financing activities	(113)	(346)

Net increase (decrease) in cash and cash equivalents	411	(138)
Cash and cash equivalents at beginning of period	405	431

Cash and cash equivalents at end of period	$816	$293

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the gains related to income tax matters, the loss associated with a phenol supply contract dispute, the loss on divestment of the Company’s one-third interest in Belvieu Environmental Fuels (“BEF”) and the losses from the early extinguishment of debt in connection with a debt restructuring (Notes 3, 4 and 5). Results for the three and nine months ended September 30, 2005 are not necessarily indicative of results for the full-year 2005.

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

The preferential return period for the Jewell operation, which had been projected to extend indefinitely, is now estimated to extend to 2011. The preferential return period for the Indiana Harbor operation is expected to end in 2007. Due to the difficulty of forecasting operations and tax benefits into the future, the accuracy of these estimates is subject to considerable uncertainty. The estimated lengths of these preferential return periods are based upon the Company’s current expectations of future cash flows and tax benefits, which are impacted by sales volumes and prices, raw material and operating costs, capital expenditure levels and the ability to recognize tax benefits under the current tax law (see below). Higher-than-expected cash flows and tax benefits will shorten the investors’ preferential return periods, while lower-than-expected cash flows and tax benefits will lengthen the periods.

Following any expiration of these preferential return periods, the investor in the Jewell operation would be entitled to a minority interest in the related cash flows and tax benefits amounting to 18 percent, while the investors in the Indiana Harbor operation would be entitled to a minority interest in the related cash flows and tax benefits initially amounting to 34 percent and thereafter declining to 10 percent by 2038. Under preexisting tax law, the coke production at Jewell and Indiana Harbor would not be eligible to generate nonconventional fuel tax credits after 2007. The new energy policy legislation enacted in August 2005 includes additional tax credits pertaining to a portion of the coke production at Jewell, all of the production at a new cokemaking facility in Haverhill, Ohio, that commenced operations in March 2005 and all future domestic coke plants placed into service by January 1, 2010. The new credits cover a four-year period, effective January 1, 2006 or the date any new facility is placed into service, if later. Prior to their expiration dates, all of the tax credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead on an inflation-adjusted basis is between $51.35 to $64.47 per barrel (in 2004 dollars). If this were to occur, the Company could be required under tax indemnity agreements to make cash payments to the third-party investors. Payments would be required only if the expected end of the applicable preferential return period was extended by two years or more and if the respective third-party investor was expected to achieve a cumulative after-tax return of less than approximately 6.5 percent. The Company currently does not believe that any payments would be required, even if the average annual wellhead crude oil price exceeds the threshold at which the credits are completely phased out. The domestic wellhead price averaged $47.85 per barrel for the eight months ended August 31, 2005, $58.77 per barrel for the month of August 2005 and $36.75 per barrel for the year ended December 31, 2004.

The Company also indemnifies the third-party investors for certain tax benefits available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. In certain of these cases, if performance under the indemnification is required, the Company also has the option to purchase the third-party investors’ interests. Although the Company believes it is remote that it will be required to make any payments under these indemnifications, at September 30, 2005, the maximum potential payment under these tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $575 million. If this were to occur, the minority interest balance would be reduced by approximately $220 million.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	Nine Months Ended September 30
	2005	2004
Balance at beginning of year	$287	$328
Nonconventional fuel credit and other tax benefits*	(42)	(38)
Preferential return*	32	36
Cash distributions to third-party investors	(19)	(31)

Balance at end of period	$258	$295

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash change in the minority interest in cokemaking operations, are included in other income (loss), net, in the condensed consolidated statements of income.

Logistics Operations

In the second quarter of 2004, Sunoco Logistics Partners L.P. (the “Partnership”), a master limited partnership in which Sunoco had a 75.3 percent interest, issued 3.4 million limited partnership units under its shelf registration statement at a price of $39.75 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled $129 million. Coincident with the offering, the Partnership redeemed 2.2 million limited partnership units owned by Sunoco for $83 million. In the second quarter of 2005, the Partnership issued an additional 2.8 million limited partnership units under its shelf registration statement at a price of $37.50 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled approximately $99 million. These proceeds were used to redeem an equal number of limited partnership units owned by Sunoco. In the third quarter of 2005, the Partnership issued an additional 1.6 million limited partnership units under its shelf registration statement at a price of $39.00 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled approximately $61 million. Upon completion of these transactions, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 47.9 percent. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on these transactions.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	Nine Months Ended September 30
	2005	2004
Balance at beginning of year	$232	$104
Net proceeds from public offerings	160	129
Minority interest share of income*	20	14
Increase attributable to Partnership management incentive plan	5	—
Cash distributions to third-party investors**	(19)	(14)

Balance at end of period	$398	$233

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.
**	The Partnership increased its quarterly cash distribution per unit from $.55 to $.57 for the first quarter of 2004 and then to $.5875 for the second quarter of 2004, $.6125 for the third quarter of 2004, $.625 for the fourth quarter of 2004, $.6375 for the second quarter of 2005 and $.675 for the third quarter of 2005.

3.	Changes in Business and Other Matters.

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

The purchase price for the service stations acquired has been allocated to the assets acquired and liabilities assumed based on their relative fair market values at the acquisition date. The following is a summary of the effects of the transaction on Sunoco’s consolidated financial position (in millions of dollars):

Increase in:
Inventories	$1
Properties, plants and equipment, net	133
Deferred charges and other assets	48	*
Accrued liabilities	(1)

Cash paid for acquisition	$181

*	Consists of $10 million allocated to goodwill and $38 million allocated to contracts with dealers and distributors. The values of the dealer and distributor contracts are being amortized primarily on a straight-line basis over periods ranging from 10 to 15 years, which represent the expected lives of the Company’s affiliations with these dealers and distributors. The unamortized cost related to the dealer and distributor contracts amounted to $33 million at September 30, 2005.

Pro Forma Data for Acquisitions - The unaudited pro forma sales and other operating revenue, net income and net income per share of common stock of Sunoco for the nine months ended September 30, 2004, as if the acquisition of the Eagle Point refinery and related assets and the Mobil® retail outlets had occurred on January 1, 2004, are as follows (in millions of dollars, except per share amount):

Sales and other operating revenue	$18,345

Net income	$432

Net income per share of common stock – diluted	$2.85

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

Logistics Assets – In August 2005, Sunoco Logistics Partners L.P. completed the acquisition of a crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million. In 2004, the Partnership completed the following acquisitions: in March, certain pipeline and other logistics assets previously purchased by Sunoco with the Eagle Point refinery for $20 million; in April, two ConocoPhillips refined product terminals located in Baltimore, MD and Manassas, VA for $12 million; in June, an additional one-third interest in the Harbor Pipeline from El Paso Corporation for $7 million; and in November, a refined product terminal located in Columbus, OH from a subsidiary of Certified Oil Company for $8 million. The purchase price of the acquisitions has been included in properties, plants and equipment in the condensed consolidated balance sheets. No pro forma information has been presented since the acquisitions were not material in relation to Sunoco’s condensed consolidated results of operations.

Divestments

Retail Portfolio Management Program – A Retail Portfolio Management (“RPM”) program is ongoing, which is selectively reducing the Company’s invested capital in Company-owned or leased retail sites. During the 2003-2005 period, selected sites, including some of the Mobil® sites acquired in 2004 as well as some Speedway® sites acquired from a subsidiary of Marathon Ashland Petroleum LLC in 2003, are being divested. Most of the sites are being converted to contract dealers and distributors. The Company expects to generate divestment proceeds of approximately $170 million, of which $148 million has been received through September 30, 2005 related to the sale of 301 sites. Most of the gasoline sales volume attributable to the divested sites has been retained within the Sunoco branded business. During the first nine months of 2005 and 2004, net gains (losses) of $6 and $(1) million, respectively ($4 and $(1) million after tax, respectively), were recognized in other income (loss), net, in the condensed consolidated statements of income in connection with the RPM program.

Belvieu Environmental Fuels – During the third quarter of 2004, Sunoco sold its one-third partnership interest in Belvieu Environmental Fuels (“BEF”), a joint venture that owns and operates an MTBE production facility in Mont Belvieu, TX, to Enterprise Products Operating L.P. (“Enterprise”) for $15 million in cash, resulting in a $13 million loss on divestment ($8 million after tax). This charge is included as a loss on divestment in other income (loss), net, in the condensed consolidated statements of income. In connection with the sale, Sunoco has retained one-third of any liabilities and damages exceeding $300 thousand in the aggregate arising from any claims resulting from the ownership of the assets and liabilities of BEF for the period prior to the divestment date, except for any on-site environmental claims which are retained by Enterprise.

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

Plasticizer Business – During the fourth quarter of 2003, Sunoco announced its decision to sell its plasticizer business and in that period recorded a $17 million after-tax charge to write down the assets held for sale to their estimated fair values less costs to sell and to establish accruals for employee terminations and other exit costs. Sunoco sold this business and related inventory in January 2004 to BASF for approximately $90 million in cash.

Other Matters

Power Contract Restructuring – In December 2004, Sunoco and a subsidiary of FPL Energy (“FPL”) agreed to a restructuring of an agreement (the “Agreement”) under which Sunoco may purchase steam from a natural gas fired cogeneration power plant owned and operated by FPL at Sunoco’s Marcus Hook refinery. Under the restructured terms, FPL surrendered its easement interest in adjacent land on which four auxiliary boilers were constructed, thereby transferring ownership of the auxiliary boilers, which have an estimated fair market value of $33 million, to Sunoco. FPL operates the auxiliary boilers on Sunoco’s behalf. When the cogeneration plant is in operation, Sunoco has the option to purchase steam from the facility at a rate equivalent to that set forth in the original agreement. As part of the restructuring, Sunoco has agreed to a long-term lease of the land to FPL and to modify certain terms in the existing agreement for an aggregate cash payment of $48 million, most of which is attributable to prepaid rent. Sunoco received this $48 million payment in January 2005. No gain or loss was recognized in connection with the restructuring. Deferred revenue of $81 million was recorded in other deferred credits and liabilities in the condensed consolidated balance sheet in January 2005, which is being amortized into income over the 30-year term of the contract.

Phenol Supply Contract Dispute – During the third quarter of 2005, Sunoco was found liable in an arbitration proceeding for breaching a phenol supply agreement concerning the prices charged to Honeywell International, Inc. (“Honeywell”) for phenol produced at Sunoco’s Philadelphia chemical plant from June 2003 through April 2005. Damages of approximately $78 million ($46 million after tax), including prejudgment interest, were assessed, of which $10, $48 and $20 million pertained to 2005, 2004 and 2003, respectively. Such damages have been recorded as a charge against earnings in other income (loss), net, in the condensed consolidated statements of income for the three and nine months ended September 30, 2005. Sunoco intends to contest the finding of liability and determination of damages as well as the arbitrator’s authority to establish 2005 pricing. The phenol supply agreement provides for a reopener for pricing on and after January 1, 2005 and sets forth specific standards for determining such pricing. The parties have been unsuccessful in negotiating the post-2004 price, and a new price will be determined in a second arbitration to be held before a different arbitrator. Hearings on the second arbitration are scheduled to commence during the second quarter of 2006 and will set phenol pricing under the contract through 2007. Sunoco believes the basis for the post-2004 pricing is substantially different from the basis of the award in the first arbitration. However, if the post-2004 prices were set in accordance with the formula that was the basis of the damage award in the first arbitration, Sunoco’s net income would be reduced by approximately $4 million per quarter for periods subsequent to April 2005.

4.	Income Tax Matters.

During the third quarter of 2005, Sunoco settled certain federal income tax issues and established a provision for certain state and local tax matters. In connection with these tax matters, a $3 million net pretax gain ($18 million after tax) was recognized in other income (loss), net, in the condensed consolidated statements of income.

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

5.	Debt Restructuring.

In the third quarter of 2004, the Company repurchased outstanding long-term debt with a par value of $352 million through a series of tender offers and open market purchases utilizing the net proceeds from the issuance under its shelf registration statement of $250 million of 4- 7/8 percent notes due 2014 and $154 million of cash. The Company recognized a $53 million loss ($34 million after tax) in the third quarter of 2004 due to the early extinguishment of this debt, which is reflected in other income (loss), net, in the condensed consolidated statements of income. In November 2004, Sunoco issued $103 million of floating-rate notes and used the proceeds to redeem its 7.60 percent environmental industrial revenue bonds that were due in 2024. In March 2004, the Company issued $100 million of commercial paper and used the proceeds to repay its maturing 7- 1/8 percent notes.

6.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Nine Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
Weighted-average number of common shares outstanding – basic	137.2	150.1	136.4	148.5
Add effect of dilutive stock incentive awards	1.0	1.7	1.0	1.5

Weighted-average number of shares – diluted	138.2	151.8	137.4	150.0

7.	Commitments and Contingent Liabilities.

Commitments

Sunoco is contingently liable under various arrangements which guarantee debt of third parties aggregating to approximately $8 million at September 30, 2005. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

Over the years, Sunoco has sold thousands of retail gasoline outlets as well as refineries, terminals, coal mines, oil and gas properties and various other assets. In connection with these sales, the Company has indemnified certain purchasers for potential environmental and other contingent liabilities related to the period prior to the transaction dates. In most cases, the effect of these arrangements was to afford protection for the purchasers with respect to obligations for which the Company was already primarily liable. While some of these indemnities have spending thresholds which must be exceeded before they become operative, or limits on Sunoco’s maximum exposure, they generally are not limited. The Company recognizes the fair value of the obligations undertaken for all guarantees entered into or modified after January 1, 2003. In addition, the Company accrues for any obligations under these agreements when a loss is probable and reasonably estimable. The Company cannot reasonably estimate the maximum potential amount of future payments under these agreements.

Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation (“Aristech”), a wholly owned subsidiary of Mitsubishi Corporation (“Mitsubishi”), for $506 million in cash and the assumption of $163 million of debt. Contingent payments (the “earn out”) may also be made if realized margins for polypropylene and phenol exceed certain agreed-upon thresholds through 2006. As of September 30, 2005, no such payments have been made; however, based on the Company’s current income projection for 2005, a payment of approximately $15-$20 million would be earned for 2005. Contingent payments for 2005 and 2006, if any, would be limited to $90 million per year. Any earn-out payments would be treated as adjustments to the purchase price. In addition, Mitsubishi is responsible for up to $100 million of any potential environmental liabilities of the business identified through 2026 arising out of or related to the period prior to the acquisition date.

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

	At September 30 2005	At December 31 2004
Accrued liabilities	$44	$39
Other deferred credits and liabilities	95	109

	$139	$148

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2004	$43	$74	$7	$15	$5	$2	$146
Accruals	1	14	—	1	1	—	17
Payments	(7)	(15)	(1)	(2)	(2)	—	(27)
Acquisitions and divestments	11	—	(1)	—	—	—	10
Other	2	2	—	—	—	—	4

Balance at September 30, 2004	$50	$75	$5	$14	$4	$2	$150

Balance at January 1, 2005	$48	$74	$5	$15	$4	$2	$148
Accruals	2	15	1	2	1	—	21
Payments	(9)	(15)	(1)	(3)	(2)	—	(30)
Other	—	(1)	—	1	—	—	—

Balance at September 30, 2005	$41	$73	$5	$15	$3	$2	$139

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At September 30, 2005, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $95 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of September 30, 2005, Sunoco had been named as a PRP at 45 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s negligible participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $5 million at September 30, 2005. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact multiple Sunoco facilities and formerly owned and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $20 million at September 30, 2005 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Environmental Regulatory Matters

The U.S. Environmental Protection Agency (“EPA”) adopted rules under the Clean Air Act (which relates to emissions of materials into the air) that phase in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in 2006 (“Tier II”). The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations, primarily with respect to the capital and operating expenditures at its five current refineries. Most of the capital spending will occur in the 2004-2006 period, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company’s estimate of total capital outlays to comply with the new Tier II gasoline and on-road diesel requirements is approximately $700 million. Capital spending to meet these requirements totaled $536 million through September 30, 2005. In May 2004, the EPA adopted a third rule which will phase in limitations on the allowable sulfur content in off-road diesel fuel beginning in mid-2007. The off-road diesel rule is not expected to have a significant impact on Sunoco’s capital expenditures. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the systems pertaining to banking and trading credits, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

In 1997, the EPA promulgated new, more stringent National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles, which has resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. In 2004, the EPA issued final non-attainment area designations for ozone and fine particles. These standards will result in further controls of nitrogen oxide, sulfur dioxide and volatile organic compound emissions. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which would require them to meet the ozone requirements by 2010, which is before currently mandated federal control programs would take effect. If the region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if the region cannot submit an approvable State Implementation Plan, there could be a moratorium on new highway projects and imposition of a Federal Implementation Plan, including potentially significant lifestyle changes to bring the region to attainment. However, EPA’s designation of ozone non-attainment areas and the EPA’s rule on state implementation are currently being challenged by the state of Ohio, trade associations and health and environmental groups. In 2004, the EPA granted reconsideration of certain issues relating to the 8-hour ozone NAAQS standard and, in 2005, issued a final rule revoking the 1-hour standard and related provisions. The EPA issued a subsequent rule codifying the revocation of the 1-hour standard for the areas with effective 8-hour ozone non-attainment designations. Environmental groups have filed a lawsuit challenging the final rule. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is included in this group of attainment areas. Regulatory programs, when established to implement the EPA’s standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised State Implementation Plans to respond to the new regulations.

During the second quarter of 2005, without admitting any violation, Sunoco reached a global settlement with the U.S. Environmental Protection Agency and various state and local agencies concerning alleged violations at its refineries of various provisions of the Clean Air Act. Under the Consent Decree concerning this settlement, which Sunoco anticipates being entered by the U.S. District Court for the Eastern District of Pennsylvania, it is anticipated that Sunoco will make capital expenditures of approximately $275 million over an eight-year period in connection with the implementation of environmental improvement projects. In addition, Sunoco will pay civil penalties aggregating approximately $3 million to the EPA and the state and local agencies, and has committed to supplemental environmental projects of approximately $3.9 million. As a result, Sunoco established a $5 million after-tax accrual in the second quarter of 2005 related to the global settlement. Sunoco expects that most of these projects will be consistent with many of the existing or projected strategic capital projects or emission reduction projects already planned for the next several years.

In August 2005, new federal energy policy legislation was enacted. The bill did not contain an MTBE ban or provide “safe harbor” liability protection for MTBE. However, it set a new renewable fuels mandate for ethanol use and repealed the minimum oxygenate requirements in gasoline (immediately in California and 270 days from the enactment date for the rest of the nation). Sunoco has used MTBE and ethanol as oxygenates in different geographic areas of its refining and marketing system. While no federal ban on MTBE is included in the bill, several states (including some in Sunoco’s marketing area) have banned its use in gasoline and a number of other states have passed legislation banning it effective beginning on various dates through 2009. It is expected that additional states will enact similar ban legislation. Following the disruption to energy supply that occurred in the Gulf Coast region in connection with Hurricanes Katrina and Rita, additional federal energy policy legislation is being considered in the U.S. Congress. Federal and state legislation could have a significant impact on market conditions and the profitability of Sunoco and the industry in general.

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

Conclusion

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. The ultimate outcome of pending proceedings and other matters identified above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2005. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

8.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Nine Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Service cost (cost of benefits earned during the year)	$36	$35	$6	$6
Interest cost on benefit obligations	63	64	18	18
Expected return on plan assets	(68)	(63)	—	—
Amortization of:
Prior service cost (benefit)	2	2	(3)	(5)
Unrecognized losses	22	25	1	2

	$55	$63	$22	$21

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
Service cost (cost of benefits earned during the year)	$12	$12	$2	$2
Interest cost on benefit obligations	21	22	6	6
Expected return on plan assets	(23)	(22)	—	—
Amortization of:
Prior service cost (benefit)	1	1	(1)	(1)
Unrecognized losses	7	8	—	—

	$18	$21	$7	$7

9.	Shareholders’ Equity.

	At September 30 2005	At December 31 2004
	(Millions of Dollars)
Common stock, par value $1 per share	$279	$278
Capital in excess of par value	1,541	1,517
Earnings employed in the business	3,506	2,895
Accumulated other comprehensive loss	(171)	(164)
Common stock held in treasury, at cost	(3,093)	(2,919)

Total	$2,062	$1,607

On July 7, 2005, the Company’s Board of Directors approved a two-for-one split of Sunoco’s common stock to be effected in the form of a stock dividend. The shares were distributed on August 1, 2005 to shareholders of record as of July 18, 2005. In connection with the common stock split, the number of authorized shares of common stock was increased from 200 million to 400 million shares and the shares of common stock reserved for issuance pertaining to Sunoco’s 6-3/4 percent convertible debentures and various employee benefit plans were proportionally increased in accordance with the terms of those respective agreements and plans.

During the first nine months of 2005, the Company repurchased 3,185,300 shares of common stock for $167 million under an existing repurchase authorization. In March 2005, the Company announced that its Board of Directors approved an additional $500 million share repurchase authorization. At September 30, 2005, the Company had a remaining authorization to purchase up to $568 million of common stock, including $68 million available under the previous program, in the open market from time to time depending on prevailing market conditions and available cash.

The Company increased the quarterly cash dividend paid on common stock from $.1375 per share ($.55 per year) to $.15 per share ($.60 per year) beginning with the third quarter of 2004 and then to $.20 per share ($.80 per year) beginning with the second quarter of 2005.

10.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income (in millions of dollars):

	Nine Months Ended September 30		Three Months Ended September 30
	2005	2004	2005	2004
Net income	$687	$427	$329	$104
Other comprehensive income, net of related income taxes:
Net hedging gains (losses)	—	8	(6)	3
Reclassifications of net hedging (gains) losses to earnings	(7)	(4)	(4)	2

Comprehensive income	$680	$431	$319	$109

11.	Business Segment Information.

The following tables set forth certain income statement information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
	Unaffiliated Customers	Inter- segment
Nine Months Ended September 30, 2005

Refining and Supply	$11,773	$7,013	$661
Retail Marketing	8,748	—	5
Chemicals	1,838	—	86
Logistics	1,841	1,495	19
Coke	306	4	38
Corporate and Other	—	—	(122	)*

Consolidated	$24,506		$687

Nine Months Ended September 30, 2004

Refining and Supply	$8,126	$5,168	$406
Retail Marketing	7,033	—	38
Chemicals	1,532	—	54
Logistics	1,180	1,238	26
Coke	201	—	30
Corporate and Other	—	—	(127	)**

Consolidated	$18,072		$427

*	Consists of $57 million of after-tax corporate expenses, $37 million of after-tax net financing expenses and other, an $18 million net after-tax gain related to income tax matters and a $46 million after-tax loss associated with the Chemicals segment’s phenol supply contract dispute (Notes 3 and 4).
**	Consists of $40 million of after-tax corporate expenses, $63 million of after-tax net financing expenses and other, an $18 million after-tax gain related to income tax matters, an $8 million after-tax loss on divestment of the Chemicals segment’s one-third interest in BEF and a $34 million after-tax loss from the early extinguishment of debt in connection with a debt restructuring (Notes 3, 4 and 5).

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
	Unaffiliated Customers	Inter- segment
Three Months Ended September 30, 2005

Refining and Supply	$4,500	$2,798	$341
Retail Marketing	3,424	—	6
Chemicals	590	—	23
Logistics	720	524	7
Coke	111	4	15
Corporate and Other	—	—	(63	)*

Consolidated	$9,345		$329

Three Months Ended September 30, 2004

Refining and Supply	$2,961	$1,924	$89
Retail Marketing	2,546	—	22
Chemicals	598	—	30
Logistics	399	459	9
Coke	71	—	12
Corporate and Other	—	—	(58	)**

Consolidated	$6,575		$104

*	Consists of $25 million of after-tax corporate expenses, $10 million of after-tax net financing expenses and other, an $18 million net after-tax gain related to income tax matters and a $46 million after-tax loss associated with the Chemicals segment’s phenol supply contract dispute (Notes 3 and 4).
**	Consists of $15 million of after-tax corporate expenses, $19 million of after-tax net financing expenses and other, an $18 million after-tax gain related to income tax matters, an $8 million after-tax loss on divestment of the Chemicals segment’s one-third interest in BEF and a $34 million after-tax loss from the early extinguishment of debt in connection with a debt restructuring (Notes 3, 4 and 5).

12.	New Accounting Standards.

In December 2004, Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”) was issued, which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123R requires a fair-value-based method of accounting for share-based payment transactions. SFAS No. 123R also requires the use of a non-substantive vesting period approach for share-based payment transactions that vest when an employee becomes retirement eligible. The effect will be to accelerate expense recognition compared to the vesting period approach that Sunoco currently uses that reflects the stated vesting period. The Company currently estimates that its after-tax compensation expense related to share-based payments utilizing the non-substantive vesting period approach will increase approximately $5-$10 million for the year ended December 31, 2006. The future impact of the non-substantive vesting period will be dependent upon the value of future stock-based awards granted to employees who are eligible to retire prior to the normal vesting periods of the awards. Sunoco currently intends to adopt SFAS No. 123R, effective January 1, 2006. As Sunoco currently follows the fair value method of accounting prescribed by SFAS No. 123, the other provisions of SFAS No. 123R are not expected to have a significant impact on the Company’s condensed consolidated financial statements.

Sunoco enters into crude oil and refined product exchange transactions primarily to acquire crude oil and refined products of a desired quality. Sunoco nets these transactions in cost of products sold and operating expenses in the condensed consolidated statements of income based upon the concepts set forth in APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” In September 2005, the Emerging Issues Task Force completed its deliberations on the appropriate reporting for exchange transactions in Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” and indicated that they should be reported net in the consolidated statements of income. Accordingly, no adjustment of the amounts included in Sunoco’s consolidated financial statements is required.

In March 2005, FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FASB Interpretation No. 47”), was issued. FASB Interpretation No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FASB Interpretation No. 47 provides that a liability for the fair value of a conditional asset retirement obligation should be recognized if that fair value can be reasonably estimated. FASB Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Sunoco is evaluating the impact of FASB Interpretation No. 47, which must be implemented no later than December 31, 2005, but currently believes that it will not have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Nine Months Ended September 30		Variance
	2005	2004
	(Millions of Dollars)
Refining and Supply	$661	$406	$255
Retail Marketing	5	38	(33)
Chemicals	86	54	32
Logistics	19	26	(7)
Coke	38	30	8
Corporate and Other:
Corporate expenses	(57)	(40)	(17)
Net financing expenses and other	(37)	(63)	26
Income tax matters	18	18	—
Phenol supply contract dispute	(46)	—	(46)
Asset write-downs and other matters	—	(8)	8
Debt restructuring	—	(34)	34

Consolidated net income	$687	$427	$260

Analysis of Earnings Profile of Sunoco Businesses

In the nine-month period ended September 30, 2005, Sunoco earned $687 million, or $4.97 per share of common stock on a diluted basis, compared to $427 million, or $2.81 per share, for the first nine months of 2004.

The $260 million increase in net income in the first nine months of 2005 was primarily due to higher margins in Sunoco’s Refining and Supply ($286 million) and Chemicals ($51 million) businesses. Also contributing to the improvement in earnings were higher production of refined products ($32 million), the absence of a loss on early extinguishment of debt in connection with a debt restructuring in 2004 ($34 million), lower net financing expenses ($26 million) and the absence of a provision for asset write-downs and other matters ($8 million). Partially offsetting these positive factors were a loss associated with a phenol supply contract dispute ($46 million); lower margins in Retail Marketing ($49 million); higher expenses ($71 million), primarily fuel and employee-related charges; and a higher effective income tax rate ($13 million).

Refining and Supply

	For the Nine Months Ended September 30
	2005	2004
Income (millions of dollars)	$661	$406
Wholesale margin* (per barrel):
Total Refining and Supply	$8.20	$6.26
Northeast Refining	$8.07	$6.11
MidContinent Refining	$8.61	$6.70
Crude inputs as percent of crude unit rated capacity**	97	96
Throughputs*** (thousands of barrels daily):
Crude oil	877.1	846.3
Other feedstocks	57.6	60.1

Total throughputs	934.7	906.4

Products manufactured*** (thousands of barrels daily):
Gasoline	437.9	440.0
Middle distillates	315.8	293.5
Residual fuel	76.6	72.8
Petrochemicals	37.1	37.2
Lubricants	13.0	14.0
Other	89.3	83.1

Total production	969.7	940.6
Less: Production used as fuel in refinery operations	48.1	46.3

Total production available for sale	921.6	894.3

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Effective January 1, 2005, crude unit capacity increased from 890 to 900 thousands of barrels daily due to a 10 thousand barrels-per-day adjustment in MidContinent Refining.
***	Data pertaining to the Eagle Point refinery for the nine months ended September 30, 2004 are based on the amounts attributable to the 262-day ownership period (January 13, 2004 – September 30, 2004) divided by 274, the number of days in the period.

Refining and Supply earned $661 million in the first nine months of 2005 versus $406 million in the first nine months of 2004. The $255 million increase in earnings was largely due to higher realized margins ($286 million) and higher production volumes ($32 million). The higher realized margins reflect the supply disruptions on the Gulf Coast due to Hurricanes Katrina and Rita and the use of discounted high-acid crude oils in Northeast Refining. Since mid-2004, Refining and Supply has gradually increased the processing of such crude oils, which averaged approximately 60 thousands of barrels daily in the first nine months of 2005. Partially offsetting these factors were higher expenses ($60 million), including fuel and employee-related charges.

Effective January 13, 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation for $250 million, including inventory. In connection with this transaction, Sunoco also assumed certain environmental and other liabilities. The Eagle Point refinery is located in Westville, NJ, near the Company’s existing Northeast Refining operations. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the Northeast and enables the capture of significant synergies in Northeast Refining. The related assets acquired include certain pipeline and other logistics assets associated with the refinery which Sunoco subsequently sold in March 2004 to Sunoco Logistics Partners L.P., the master limited partnership that is currently 47.9 percent owned by Sunoco. (See Note 3 to the condensed consolidated financial statements.)

The Company expects to invest approximately $1.8 billion in its refineries over the next three years, with a greater emphasis on growth projects which will increase total crude unit capacity by 100 thousand barrels per day, to 1.0 million barrels per day, while improving product yields and crude oil and other feedstock processing flexibility. The first phase of this capital program is already underway. A $300 million project to expand the capacity of one of the fluid catalytic cracking units at the Philadelphia refinery and to significantly reconfigure the unit to upgrade approximately 25 thousand barrels per day of residual fuel production into higher-value gasoline and distillate production is expected to be completed in early 2007. The timely completion of this capital program is subject to the prompt receipt of all necessary permits.

Retail Marketing

	For the Nine Months Ended September 30
	2005	2004
Income (millions of dollars)	$5	$38
Retail margin* (per barrel):
Gasoline	$2.99	$3.84
Middle distillates	$4.07	$4.29
Sales (thousands of barrels daily):
Gasoline	301.6	296.4
Middle distillates	44.8	41.6

	346.4	338.0

Retail gasoline outlets	4,795	4,811

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $5 million in the current nine months versus $38 million in the first nine months of 2004. Excluding the impact of the retail sites acquired from ConocoPhillips in April 2004, the decrease in results was primarily due to lower average retail gasoline ($47 million) and distillate ($2 million) margins, partially offset by lower expenses ($15 million) and higher gains attributable to the Retail Portfolio Management program ($5 million). Income from the ConocoPhillips sites amounted to $8 and $10 million in the first nine months of 2005 and 2004, respectively.

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

A Retail Portfolio Management (“RPM”) program is ongoing, which is selectively reducing the Company’s invested capital in Company-owned or leased retail sites. During the 2003-2005 period, selected sites, including some of the Mobil® outlets acquired in 2004 as well as some Speedway® sites acquired from a subsidiary of Marathon Ashland Petroleum LLC in 2003, are being divested. Most of the sites are being converted to contract dealers and distributors. The Company expects to generate divestment proceeds of approximately $170 million, of which $148 million has been received through September 30, 2005 related to the sale of 301 sites. Most of the gasoline sales volume attributable to the divested sites has been retained within the Sunoco branded business. During the first nine months of 2005 and 2004, net after-tax gains (losses) totaling $4 and $(1) million, respectively, were recognized in connection with the RPM program. The Company expects the RPM program will generate additional gains during the remainder of 2005.

Chemicals

	For the Nine Months Ended September 30
	2005	2004
Income (millions of dollars)	$86	$54
Margin* (cents per pound):
All products**	12.3	10.1
Phenol and related products	11.5	8.7
Polypropylene**	13.7	12.4
Sales (millions of pounds):
Phenol and related products	1,960	1,946
Polypropylene	1,706	1,683
Plasticizers***	—	28
Other	69	139

	3,735	3,796

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract entered into on March 31, 2003 with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.
***	The plasticizer business was divested in January 2004.

Chemicals earned $86 million in the first nine months of 2005 versus $54 million in the first nine months of 2004. The $32 million increase in earnings was due largely to higher margins for both phenol and polypropylene ($51 million), partially offset by higher expenses ($9 million), including employee-related charges, slightly lower sales volumes ($5 million), a higher effective income tax rate ($2 million) and lower gains on asset divestments ($2 million).

During the third quarter of 2005, Sunoco was found liable in an arbitration proceeding for breaching a phenol supply agreement concerning the prices charged to Honeywell International, Inc. (“Honeywell”) for phenol produced at Sunoco’s Philadelphia chemical plant from June 2003 through April 2005. After-tax damages of approximately $46 million, including prejudgment interest, were assessed, of which $6, $28 and $12 million pertained to 2005, 2004 and 2003, respectively. Such damages have been reported as Phenol Supply Contract Dispute which is shown separately under Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco intends to contest the finding of liability and determination of damages as well as the arbitrator’s authority to establish 2005 pricing. The phenol supply agreement provides for a reopener for pricing on and after January 1, 2005 and sets forth specific standards for determining such pricing. The parties have been unsuccessful in negotiating the post-2004 price, and a new price will be determined in a second arbitration to be held before a different arbitrator. Hearings on the second arbitration are scheduled to commence during the second quarter of 2006 and will set phenol pricing under the contract through 2007. Sunoco believes the basis for the post-2004 pricing is substantially different from the basis of the award in the first arbitration. However, if the post-2004 prices were set in accordance with the formula that was the basis of the damage award in the first arbitration, Sunoco’s net income would be reduced by approximately $4 million per quarter for periods subsequent to April 2005.

In the third quarter of 2004, Sunoco sold its one-third partnership interest in Belvieu Environmental Fuels (“BEF”) to Enterprise Products Operating L.P. (“Enterprise”) for $15 million in cash, resulting in an $8 million after-tax loss on divestment. This charge is reported as Asset Write-Downs and Other Matters shown separately under Corporate and Other in the Earnings Profile of Sunoco Businesses. In connection with the sale, Sunoco has retained one-third of any liabilities and damages exceeding $300,000 in the aggregate arising from any claims resulting from the ownership of the assets and liabilities of BEF for the period prior to the divestment date, except for any on-site environmental claims which are retained by Enterprise. (See Note 3 to the condensed consolidated financial statements.)

Logistics

Sunoco’s Logistics business earned $19 million in the first nine months of 2005 versus $26 million in the prior-year period. The $7 million decline in earnings was primarily due to a $4 million after-tax accrual attributable to a pipeline spill in January 2005, a $2 million unfavorable tax adjustment and Sunoco’s reduced ownership in the Partnership subsequent to the 2004 and 2005 public offerings (see “Financial Condition – Financial Capacity” below).

On August 1, 2005, the Partnership completed the acquisition of a crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million. In connection with this acquisition, the Partnership intends to invest $17 million to construct a 20-mile crude oil pipeline to be completed in the fourth quarter of 2005, which will connect these assets to the West Texas Gulf Pipeline. The Partnership currently has a 43.8 percent ownership interest in the West Texas Gulf Pipeline. In 2004, the Partnership completed the following acquisitions: in March, certain pipeline and other logistics assets that had previously been acquired by Sunoco with the Eagle Point refinery for $20 million; in April, ConocoPhillips’ Baltimore, MD and Manassas, VA refined product terminals for $12 million; in June, an additional one-third interest in the Harbor Pipeline from El Paso Corporation for $7 million; and in November, a refined product terminal located in Columbus, OH from a subsidiary of Certified Oil Company for $8 million.

Coke

Coke earned $38 million in the first nine months of 2005 versus $30 million in the first nine months of 2004. Approximately one-half of the $8 million increase in earnings was due to a gain from an insurance litigation settlement. Also contributing to the increase were income from the new cokemaking facility in Haverhill, OH, which commenced operations in March 2005, higher coal sales volumes and prices and higher tax benefits from cokemaking operations. Partially offsetting these positive factors were higher business development and other expenses and the absence of a $2 million after-tax favorable litigation settlement in 2004.

Under preexisting tax law, the coke production at Jewell and Indiana Harbor would not be eligible to generate nonconventional fuel tax credits after 2007, which is expected to result in a decline in Coke’s annual income of approximately $15 million after tax. The new energy policy legislation enacted in August 2005 includes additional tax credits pertaining to a portion of the coke production at Jewell, all of the production at the new Haverhill cokemaking facility and all future domestic coke plants placed into service by January 1, 2010. The new credits cover a four-year period, effective January 1, 2006 or the date any new facility is placed into service, if later. Beginning in 2006, the new credits attributable to Coke’s existing facilities are expected to result in an increase in Coke’s annual income of approximately $5 million after tax. Prior to their expiration dates, all of the tax credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead on an inflation-adjusted basis is between $51.35 to $64.47 per barrel (in 2004 dollars). The domestic wellhead price averaged $47.85 per barrel for the eight months ended August 31, 2005, $58.77 per barrel for the month of August 2005 and $36.75 per barrel for the year ended December 31, 2004. Assuming the domestic wellhead price were to average the $57.88 August 2005 price for the remainder of the year, none of the credits would be phased out in 2005. However, in 2006 and 2007, if the annual crude oil price were to average at or above the top of this range, then it is estimated the corresponding reduction in Coke’s after-tax income would approximate $25 million for each year. The above estimates incorporate increased coke prices resulting from the expiration of the tax credits or any phase out, as provided for in the coke purchase agreement with Ispat Inland Inc. (“Ispat”) with respect to the Indiana Harbor East Chicago and Haverhill plants. The Company also could be required to make cash payments to the third-party investors if the tax credit is reduced as a result of increased domestic crude oil prices. (See Note 2 to the condensed consolidated financial statements).

In recent years, substantially all coke sales have been made under long-term contracts with International Steel Group (“ISG”) and Ispat. In December 2004, Ispat International N.V. (the parent of Ispat) completed a previously announced acquisition of LNM Holdings N.V., both of which were under common control, and changed its name to Mittal Steel Company N.V. (“Mittal”). In April 2005, Mittal completed a merger with ISG whereby ISG became a wholly owned subsidiary of Mittal. As a result of the merger, Moody’s Investor Service (“Moody’s”) and Standard and Poors Rating Services (“S&P”) upgraded Ispat’s credit ratings to investment grade. In addition, Moody’s upgraded ISG to two levels below investment grade, and S&P has retained its credit rating of ISG at two levels below investment grade. Neither ISG nor Ispat have given any indication that they will not perform under their contracts. However, in the event of nonperformance, the Coke business’ results of operations and cash flows may be adversely affected.

In October 2003, Sun Coke entered into a 15-year coke purchase agreement with three affiliates of ISG to supply 550 thousand tons per year of coke from the new plant located near Haverhill, OH. Coke is being supplied to ISG on a take-or-pay basis for the first seven years, and thereafter based upon ISG’s requirements in excess of ISG’s existing coke production and its obligations in respect of the Jewell agreement described below. Construction of the Haverhill plant commenced in December 2003, and initial coke production began during March 2005. The Haverhill plant utilizes the waste flue gas to generate low-cost steam that, since late April 2005, is being provided to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business.

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

In August 2004, Sun Coke entered into a series of agreements with two major steel companies (the “Off-takers”) with respect to the development of a 1.6 million metric tons - per- year cokemaking facility and associated cogeneration power plant in Vitória, Brazil. Those agreements generally include: technology license agreements whereby Sun Coke has licensed its proprietary technology to a project company (the “Project Company”); an engineering and technical assistance agreement whereby Sun Coke is providing engineering and construction-related technical services to the Project Company; an operating agreement whereby a local subsidiary of Sun Coke will operate the cokemaking and water treatment plant facilities for a term of not less than 15 years; and an investment agreement by and among Sun Coke and the Off-takers whereby Sun Coke has acquired an initial one percent equity interest in the Project Company as well as an option to purchase, at net book value plus interest from the date of the Off-takers’ initial investment, an additional 19 percent equity interest. The Off-takers will purchase from the Project Company all coke production under long-term agreements, and one of the steel companies will purchase all of the electricity produced at the cogeneration power plant. Those off-take agreements are still to be negotiated. Construction of the facilities commenced in the first quarter of 2005 and the facilities are expected to be operational in the fourth quarter of 2006.

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

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $57 million after tax in the current nine-month period versus $40 million in the first nine months of 2004. The $17 million increase was largely due to higher employee-related expenses, primarily accruals for stock-based incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $37 million after tax in the first nine months of 2005 versus $63 million in the prior-year period. The $26 million decline was primarily due to lower interest expense resulting from debt restructuring activities in 2004 ($10 million), increased capitalized interest ($8 million), higher interest income ($4 million) and lower after-tax expense attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($2 million) (see “Financial Condition – Financial Capacity” below).

Income Tax Matters – During the third quarter of 2005, Sunoco recognized an $18 million after-tax gain in connection with an income tax settlement of certain federal income tax issues, net of a provision established for certain state and local tax matters. During the third quarter of 2004, Sunoco recognized an $18 million after-tax gain in connection with an income tax settlement related to the computation of interest on numerous federal income tax issues. (See Note 4 to the condensed consolidated financial statements.)

Phenol Supply Contract Dispute – During the third quarter of 2005, Sunoco recognized a $46 million after-tax loss associated with Chemicals’ phenol supply contract dispute. (See Note 3 to the condensed consolidated financial statements.)

Asset Write-Downs and Other Matters – In the third quarter of 2004, Sunoco sold Chemicals’ one-third interest in BEF to Enterprise Products Operating L.P. for $15 million in cash, resulting in an $8 million after-tax loss on divestment. (See Note 3 to the condensed consolidated financial statements.)

Debt Restructuring – In the third quarter of 2004, Sunoco recognized a $34 million after-tax loss from the early extinguishment of outstanding debt with a par value of $352 million in connection with a debt restructuring. (See “Financial Condition – Financial Capacity” below and Note 5 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $24.49 billion in the first nine months of 2005 compared to $18.08 billion in the first nine months of 2004. The 35 percent increase was primarily due to significantly higher refined product and chemical prices. Also contributing to the increase were higher refined product sales volumes, in part due to the acquisition of the Mobil® retail sites from ConocoPhillips in April 2004, higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

Costs and Expenses — Total pretax costs and expenses were $23.38 billion in the first nine months of 2005 compared to $17.39 billion in the first nine months of 2004. The 34 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs. The higher crude oil acquisition costs reflect crude oil price increases and higher crude oil throughput, while the higher refined product acquisition costs reflect refined product price increases and purchases to supply the Mobil® retail sites acquired in April 2004 that are located primarily in Delaware, Maryland, Virginia and Washington, D.C. Also contributing to the increase in total pretax costs and expenses were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended September 30		Variance
	2005	2004
	(Millions of Dollars)
Refining and Supply	$341	$89	$252
Retail Marketing	6	22	(16)
Chemicals	23	30	(7)
Logistics	7	9	(2)
Coke	15	12	3
Corporate and Other:
Corporate expenses	(25)	(15)	(10)
Net financing expenses and other	(10)	(19)	9
Income tax matters	18	18	—
Phenol supply contract dispute	(46)	—	(46)
Asset write-downs and other matters	—	(8)	8
Debt restructuring	—	(34)	34

Consolidated net income	$329	$104	$225

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended September 30, 2005, Sunoco earned $329 million, or $2.39 per share of common stock on a diluted basis, compared to $104 million, or $.69 per share, for the third quarter of 2004.

The $225 million increase in net income in the third quarter of 2005 was primarily due to higher margins in Sunoco’s Refining and Supply business ($258 million) and the absence of a loss on early extinguishment of debt in connection with a debt restructuring ($34 million). Also contributing to the improvement in earnings were higher production of refined products ($20 million), lower net financing expenses ($9 million) and the absence of a provision for asset write-downs and other matters ($8 million). Partially offsetting these positive factors were a loss associated with a phenol supply contract dispute ($46 million); lower margins in Retail Marketing ($15 million); and higher expenses ($43 million), primarily fuel and employee-related charges.

Refining and Supply

	For the Three Months Ended September 30
	2005	2004
Income (millions of dollars)	$341	$89
Wholesale margin* (per barrel):
Total Refining and Supply	$10.80	$5.43
Northeast Refining	$10.52	$5.09
MidContinent Refining	$11.60	$6.36
Crude inputs as percent of crude unit rated capacity**	96	93
Throughputs (thousands of barrels daily):
Crude oil	865.7	827.4
Other feedstocks	56.7	57.7

Total throughputs	922.4	885.1

Products manufactured (thousands of barrels daily):
Gasoline	433.1	429.6
Middle distillates	315.4	288.4
Residual fuel	74.6	63.6
Petrochemicals	34.5	37.8
Lubricants	12.9	13.8
Other	83.5	83.6

Total production	954.0	916.8
Less: Production used as fuel in refinery operations	48.7	45.1

Total production available for sale	905.3	871.7

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Effective January 1, 2005, crude unit capacity increased from 890 to 900 thousands of barrels daily due to a 10 thousand barrels-per-day adjustment in MidContinent Refining.

Refining and Supply earned $341 million in the current quarter versus $89 million in the third quarter of 2004. The $252 million increase in earnings was primarily due to higher realized margins ($258 million), largely as a result of the supply disruptions on the Gulf Coast due to Hurricanes Katrina and Rita and the increased use of discounted high-acid crude oils, which averaged approximately 72 thousands of barrels daily in the third quarter of 2005. Also contributing to the improvement in earnings were higher production volumes ($20 million). Partially offsetting these factors were higher expenses ($27 million), including fuel and employee-related charges.

Retail Marketing

	For the Three Months Ended September 30
	2005	2004
Income (millions of dollars)	$6	$22
Retail margin* (per barrel):
Gasoline	$3.22	$4.24
Middle distillates	$3.70	$2.61
Sales (thousands of barrels daily):
Gasoline	309.4	310.5
Middle distillates	42.7	40.5

	352.1	351.0

Retail gasoline outlets	4,795	4,811

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $6 million in the current quarter versus $22 million in the third quarter of 2004. The $16 million decrease in results was primarily due to lower average retail gasoline margins ($17 million) and lower gains attributable to the Retail Portfolio Management program ($2 million), partially offset by higher average retail distillate margins ($2 million). Total volumes were up slightly from the prior-year quarter.

Chemicals

	For the Three Months Ended September 30
	2005	2004
Income (millions of dollars)	$23	$30
Margin* (cents per pound):
All products**	11.5	11.4
Phenol and related products	10.7	9.3
Polypropylene**	12.7	14.8
Sales (millions of pounds):
Phenol and related products	662	684
Polypropylene	590	561
Other	20	48

	1,272	1,293

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract entered into on March 31, 2003 with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $23 million in the third quarter of 2005 versus $30 million in the prior-year quarter. The $7 million decrease in earnings was due primarily to higher expenses ($7 million), including fuel and employee-related charges. Higher phenol margins, particularly for bisphenol-A, were largely offset by lower margins on the propylene supply contract with Equistar. Production losses and other costs attributable to the hurricanes in the Gulf Coast region adversely impacted Chemicals’ earnings for the third quarter of 2005 by approximately $4 million after tax.

Logistics

Sunoco’s Logistics business earned $7 million in the third quarter of 2005 versus $9 million in the third quarter of 2004. The $2 million decline in earnings was due largely to Sunoco’s reduced ownership in the Partnership subsequent to the 2005 public offerings (see “Financial Condition – Financial Capacity” below).

Coke

Coke earned $15 million in the third quarter of 2005 versus $12 million in the third quarter of 2004. The $3 million increase in earnings was due primarily to higher gains from litigation settlements and income from the new cokemaking facility in Haverhill, OH, which commenced operations in March 2005, partially offset by higher business development and other expenses.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $25 million after tax in the current three-month period versus $15 million in the third quarter of 2004. The $10 million increase was largely due to higher employee-related expenses, primarily accruals for stock-based incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $10 million after tax in the third quarter of 2005 versus $19 million in the prior-year quarter. The $9 million decline was primarily due to lower interest expense resulting from debt restructuring activities in 2004 ($3 million), increased capitalized interest ($3 million) and higher interest income ($1 million) (see “Financial Condition – Financial Capacity” below).

Income Tax Matters – For a discussion of the $18 million of after-tax net gains recognized in the third quarters of 2005 and 2004 related to income tax matters, see Note 4 to the condensed consolidated financial statements.

Phenol Supply Contract Dispute – For a discussion of the $46 million after-tax loss associated with Chemicals’ phenol supply contract dispute recognized in the third quarter of 2005, see Note 3 to the condensed consolidated financial statements.

Asset Write-Downs and Other Matters – For a discussion of the $8 million after-tax loss on divestment of Chemicals’ investment in BEF recognized in the third quarter of 2004, see Note 3 to the condensed consolidated financial statements.

Debt Restructuring – For a discussion of the $34 million after-tax loss recognized in the third quarter of 2004 from the early extinguishment of outstanding debt with a par value of $352 million in connection with a debt restructuring, see “Financial Condition – Financial Capacity” below and Note 5 to the condensed consolidated financial statements.

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $9.30 billion in the third quarter of 2005 compared to $6.56 billion in the third quarter of 2004. The 42 percent increase was primarily due to significantly higher refined product and chemical prices. Also contributing to the increase were higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

Costs and Expenses — Total pretax costs and expenses were $8.78 billion in the current quarter compared to $6.39 billion in the third quarter of 2004. The 37 percent increase was primarily due to significantly higher crude oil and refined product acquisition costs. The higher crude oil acquisition costs reflect crude oil price increases and higher crude oil throughput, while the higher refined product acquisition costs were primarily due to refined product price increases. Also contributing to the increase in total pretax costs and expenses were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

FINANCIAL CONDITION

Cash and Working Capital

At September 30, 2005, Sunoco had cash and cash equivalents of $816 million compared to $405 million at December 31, 2004, and had a working capital deficit of $353 million compared to a working capital deficit of $471 million at December 31, 2004. The $411 million increase in cash and cash equivalents was due to $1,273 million of net cash provided by operating activities (“cash generation”), partially offset by a $749 million net use of cash in investing activities and a $113 million net use of cash in financing activities. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at September 30, 2005 by $2,576 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first nine months of 2005, Sunoco’s cash generation was $1,273 million compared to $1,011 million in the first nine months of 2004. This $262 million increase in cash generation was primarily due to the increase in net income and the cash proceeds received in connection with a power contract restructuring, partially offset by a reduction in noncash charges. Cash generation included working capital sources pertaining to operating activities of $132 and $146 million in the first nine months of 2005 and 2004, respectively. Increases in crude oil prices in both 2005 and 2004 increased cash generation as the payment terms on Sunoco’s crude oil purchases are generally longer than the terms on product sales. The working capital sources in 2004 also included $100 million of proceeds from the sale of the Company’s private label credit card program in June 2004.

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

The Company has a revolving credit facility (the “Facility”) totaling $900 million, which was scheduled to mature in June 2009. In August 2005, the Facility was amended to extend its term until August 2010. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At September 30, 2005, the Company’s tangible net worth was $2.3 billion and its targeted tangible net worth was $1.2 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At September 30, 2005, this ratio was ..22 to 1. At September 30, 2005, the Facility was being used to support $100 million of commercial paper, which was repaid in October 2005, and $103 million of floating-rate notes due 2034.

Sunoco Logistics Partners L.P. has a $250 million revolving credit facility, which matures in November 2009. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. It includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. At June 30, 2005, $65 million was outstanding under this credit facility. On August 1, 2005, an additional $75 million was drawn against the facility which was used, along with $25 million of cash, to fund the Partnership’s acquisition of a crude oil pipeline system and related storage facilities located in Texas. The Partnership issued an additional 1.6 million limited partnership units in the third quarter of 2005 (see below) and used the proceeds to repay $57 million of the additional indebtedness, reducing the total amount outstanding under the facility to $83 million at September 30, 2005. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4.5 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3 to 1. At September 30, 2005, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.8 to 1 and the interest coverage ratio was 5.4 to 1.

Epsilon, the Company’s consolidated joint venture, has a $40 million revolving credit facility that matures in September 2006. The credit facility contains restrictive covenants which, among other things, limit the incurrence of additional debt and the sale of assets by Epsilon. Borrowings under this credit facility as well as Epsilon’s $120 million term loan due in September 2006 are guaranteed by Sunoco, Inc. At September 30, 2005, no amounts were outstanding under the credit facility.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At September 30 2005	At December 31 2004
Short-term borrowings	$100	$100
Current portion of long-term debt	122	3
Long-term debt	1,265	1,379

Total debt	$1,487	$1,482

In September 2004, the Company repurchased outstanding long-term debt with a par value of $352 million through a series of tender offers and open market purchases utilizing the net proceeds from the issuance of $250 million of 4-7/8 percent, 10-year notes under its shelf registration statement (see below) and $154 million of cash .The Company recognized a $34 million after-tax loss in the third quarter of 2004 due to the early extinguishment of the debt. In November 2004, Sunoco issued $103 million of 30-year floating-rate notes and used the proceeds to redeem its 7.60 percent environmental industrial revenue bonds that were due in 2024. The above debt restructuring activities are expected to reduce pretax interest expense by approximately $20 million in 2005. In March 2004, the Company issued $100 million of commercial paper, which was repaid in October 2005, and used the proceeds to repay its maturing 7- 1/8 percent notes. Management believes there is sufficient financial capacity available to pursue strategic opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock or selling a portion of its Sunoco Logistics Partners L.P. common units, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

The Company has a shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. Subsequent to the September 2004 debt offering discussed above, $1,050 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, under which the Partnership may issue debt or common units representing limited partnership interests. Subsequent to the Partnership’s equity offerings discussed below, $197 million remains available under the Partnership’s shelf registration statement. The amount, type and timing of any additional financings under these registration statements will depend upon, among other things, the Company’s and Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and Partnership’s respective debt obligations and revolving credit facilities.

In the second quarter of 2004, the Partnership issued 3.4 million limited partnership units under its shelf registration statement at a price of $39.75 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled $129 million. Coincident with the offering, the Partnership redeemed 2.2 million limited partnership units owned by Sunoco for $83 million. The proceeds from the offering also were principally used by the Partnership to finance its acquisitions during 2004 (see “Results of Operations—Nine Months—Analysis of Earnings Profile of Sunoco Businesses—Logistics” above). In the second quarter of 2005, the Partnership issued an additional 2.8 million limited partnership units under its shelf registration statement at a price of $37.50 per unit. Proceeds from this offering, net of underwriting discounts and offering expenses, totaled approximately $99 million. These proceeds were used to redeem an equal number of limited partnership units owned by Sunoco. In the third quarter of 2005, the Partnership issued an additional 1.6 million limited partnership units under its shelf registration statement at a price of $39.00 per unit. Proceeds from this offering, which totaled approximately $61 million, net of underwriting discounts and offering expenses, were used by the Partnership to repay a portion of the borrowings under its revolving credit facility, which were used to partially fund its $100 million acquisition of a crude oil pipeline system and related storage facilities located in Texas. Upon completion of these transactions, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 47.9 percent. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements. No gain or loss was recognized on these transactions.

Off-Balance Sheet Arrangement

A wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc., is a party to an accounts receivable securitization facility that terminates in December 2006 under which the subsidiary may sell on a revolving basis up to a $200 million undivided interest in a designated pool of certain of Sunoco’s accounts receivable. No receivables have been sold to third parties under this facility.

Capital Expenditures

During the second quarter of 2005, the Company increased its full-year 2005 capital expenditure plan from $846 million to approximately $950 million. The increased spending primarily reflects increased capital outlays to comply with the new Tier II gasoline and on-road diesel requirements (see discussion above under “Commitments and Contingent Liabilities - Environmental Regulatory Matters” in Note 7 to the condensed consolidated financial statements).

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
Market value of investments at beginning of period	$1,158	$1,071
Increase (reduction) in market value of investments resulting from:
Net investment income	62	123
Company contributions	100	95
Plan benefit payments	(112)	(131)

	$1,208	$1,158

Management does not expect to make any additional contributions to its funded benefit plans during the remainder of 2005, but currently estimates making $50 million of contributions in 2006. In March 2002, a temporary interest-rate-relief bill was enacted by Congress that mitigated the impact of a decline in interest rates used in pension funding calculations. In April 2004, Congress enacted additional legislation that continues the use of more favorable interest rates for determining funding requirements through 2005. This bill replaces the interest rate on 30-year Treasury bonds with a rate based on corporate bonds.

Management believes any additional contributions to the pension plans can be funded without a significant impact on liquidity. Future changes in the financial markets and/or interest rates could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

DIVIDENDS AND SHARE REPURCHASES

On July 7, 2005, the Company’s Board of Directors approved a two-for-one split of Sunoco’s common stock to be effected in the form of a stock dividend. The shares were distributed on August 1, 2005 to shareholders of record as of July 18, 2005. In connection with the common stock split, the number of authorized shares of common stock was increased from 200 million to 400 million and the shares of common stock reserved for issuance pertaining to Sunoco’s 6- 3/4 percent convertible debentures and various employee benefit plans were proportionally increased in accordance with the terms of those respective agreements and plans. Share and per share data (except par value) presented for all periods reflect the effect of the stock split.

The Company increased the quarterly cash dividend paid on common stock from $.1375 per share ($.55 per year) to $.15 per share ($.60 per year) beginning with the third quarter of 2004 and then to $.20 per share ($.80 per year) beginning with the second quarter of 2005.

During the first nine months of 2005, the Company repurchased 3,185,300 shares of common stock for $167 million under an existing repurchase authorization. In March 2005, the Company announced that its Board of Directors approved an additional $500 million share repurchase authorization. At September 30, 2005, the Company had a remaining authorization to purchase up to $568 million of Company common stock, including $68 million available under the previous program, in the open market from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

FORWARD-LOOKING STATEMENTS

Some of the information included in this quarterly report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although management believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	Changes in refining, marketing and chemical margins;

•	Variation in petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Effects of transportation disruptions;

•	Changes in the price differentials between light-sweet and heavy-sour crude oils;

•	Changes in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities and on product supply and demand;

•	Age of, and changes in the reliability, efficiency and capacity of, the Company’s operating facilities or those of third parties;

•	Changes in the level of operating expenses;

•	Effects of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	Changes in the expected level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction of or work on facilities (including improvements and/or repairs) and the issuance of applicable permits;

•	Changes in product specifications;

•	Availability and pricing of oxygenates such as MTBE and ethanol;

•	Phase-outs or restrictions on the use of MTBE;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of debt and equity financing;

•	Changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in tax laws or their interpretations;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance by or disputes with major customers, suppliers, dealers, distributors or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in applicable statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•	Changes in the status of, or initiation of new, litigation, arbitration, or other proceedings to which the Company is a party or liability resulting from such litigation, arbitration, or other proceedings, including natural resource damage claims.

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

Many legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at September 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended September 30, 2005. Share and per share data presented reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on August 1, 2005.

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
July 2005	—	$—	—	$602
August 2005	485	$64.45	485	$572
September 2005	57	$76.98	57	$568

Total	542	$65.77	542

*	All of the shares repurchased during the three-month period ended September 30, 2005 were acquired pursuant to the repurchase program that Sunoco publicly announced on September 2, 2004 (see below).
**	On September 2, 2004, the Company’s Board of Directors (“Board”) approved a $500 million share repurchase program with no stated expiration date. On March 3, 2005, Sunoco publicly announced that its Board approved an additional $500 million share repurchase program with no stated expiration date.

Item 6.	Exhibits

Exhibits:

10.1	-	Amendment No. 2005-1 to the Sunoco, Inc. Deferred Compensation Plan, effective January 1, 2005. The Sunoco, Inc. Deferred Compensation Plan (prior to Amendment No. 2005-1) is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841.

10.2	-	Amendment No. 2005-1 to the Sunoco, Inc. Executive Involuntary Severance Plan, effective January 1, 2005. The Sunoco, Inc. Executive Involuntary Severance Plan (prior to Amendment No. 2005-1) is incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841.

12	-	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Periods Ended September 30, 2005 and 2004.

31.1	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

DATE November 2, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Amendment No. 2005-1 to the Sunoco, Inc. Deferred Compensation Plan, effective January 1, 2005. The Sunoco, Inc. Deferred Compensation Plan (prior to Amendment No. 2005-1) is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841.

10.2	Amendment No. 2005-1 to the Sunoco, Inc. Executive Involuntary Severance Plan, effective January 1, 2005. The Sunoco, Inc. Executive Involuntary Severance Plan (prior to Amendment No. 2005-1) is incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated December 21, 2001, File No. 1-6841.

12	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Periods Ended September 30, 2005 and 2004.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.