Form 10-K
period 2005-12-31
SUNOCO INC
filed 2006-03-03
CIK 95304

2005

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments of this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):    Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

At June 30, 2005, the aggregate market value of voting stock held by non-affiliates was $7,698 million.

At January 31, 2006, there were 133,163,579 shares of Common Stock, $1 par value, outstanding.

Selected portions of the Sunoco, Inc. Annual Report to Shareholders for the Fiscal Year Ended December 31, 2005 are incorporated by reference in Parts I, II and IV of this Form 10-K.

Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report to Shareholders* for a discussion of the factors that could cause actual results to differ materially from those projected.

General

Sunoco, Inc.** was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1735 Market Street, Suite LL, Philadelphia, PA 19103-7583. Its telephone number is (215) 977-3000 and its Internet website address is www.SunocoInc.com. The Company makes available free of charge on its website all materials that it files electronically with the Securities and Exchange Commission, including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

The Company, through its subsidiaries, is principally a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and some petrochemicals. Sunoco’s chemical operations comprise the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The petroleum refining and marketing, chemicals and logistics operations are conducted principally in the eastern half of the United States. Sunoco’s cokemaking operations currently are conducted in Virginia, Indiana and Ohio.

The Company’s operations are organized into five business segments (Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke) plus a holding company and a professional services group. Sunoco, Inc., the holding company, is a non-operating parent company which includes certain corporate officers. The professional services group consists of a number of staff functions, including: finance; legal and risk management; materials management; human resources; information systems; health, environment and safety; engineering services; facilities management; transaction processing; and government and public affairs. Costs incurred by the professional services group to provide these services are allocated to the five business segments and the holding company. This discussion of the Company’s business and properties reflects this organizational structure. For additional information regarding these business units, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the business segment information presented in Note 17 to the Consolidated Financial Statements, both in the Company’s 2005 Annual Report to Shareholders.

*	References in this Annual Report on Form 10-K to material in the Company’s 2005 Annual Report to Shareholders and in the Company’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.
**	In this report, the terms “Company” and “Sunoco” are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships.

Sunoco owns and operates five refineries which are located in Marcus Hook, PA, Philadelphia, PA, Westville, NJ, Toledo, OH and Tulsa, OK. The refineries in Marcus Hook, Philadelphia, Westville and Toledo produce principally fuels and commodity petrochemicals while the refinery in Tulsa emphasizes lubricants production with related fuels production being sold in the wholesale market. The refinery in Westville (also known as the Eagle Point refinery) was acquired in January 2004 (see “Refining and Supply” below).

Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise through a network of 4,763 retail outlets in 24 states primarily on the East Coast and in the Midwest United States. During April 2004, Sunoco completed the purchase from ConocoPhillips of 340 Mobil® retail gasoline sites located primarily in Delaware, Maryland, Virginia and Washington D.C. and, in the second quarter of 2003, completed the purchase from a subsidiary of Marathon Ashland Petroleum LLC of 193 Speedway® retail gasoline sites located primarily in Florida and South Carolina. In 2005, the Company continued its Retail Portfolio Management program to selectively reduce its invested capital in Company-owned or leased sites, while retaining most of the gasoline sales volumes attributable to the divested sites (see “Retail Marketing” below).

Sunoco owns and operates facilities in Philadelphia, PA and Haverhill, OH, which produce phenol and acetone, and in LaPorte, TX, Neal, WV and Bayport, TX, which produce polypropylene. In addition, Sunoco is a joint-venture partner in a facility in Marcus Hook, PA, which upgrades propylene and produces polypropylene. The polypropylene facility in Bayport was acquired in the first quarter of 2003 as part of a transaction in which Sunoco secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business. In September 2004, Sunoco sold its interest in the Mont Belvieu, TX, Belvieu Environmental Fuels (“BEF”) MTBE production facility to Enterprise Products Operating L.P. In addition, a facility in Pasadena, TX, which produces plasticizers, was sold to BASF in January 2004, while a facility in Neville Island, PA was retained and produces plasticizers exclusively for BASF under a three-year tolling agreement (see “Chemicals” below).

Sunoco owns, principally through Sunoco Logistics Partners L.P. (the “Partnership”) (a master limited partnership that is 47.9 percent owned by Sunoco), a geographically diverse and complementary group of pipelines and terminal facilities which transport, terminal and store refined products and crude oil (see “Logistics” below).

Sunoco, through Sun Coke Company and its affiliates (individually and collectively, “Sun Coke”), makes high-quality, blast-furnace coke at its facilities in East Chicago, IN (Indiana Harbor), Vansant, VA (Jewell) and Franklin Furnace, OH (Haverhill), and produces metallurgical coal from mines in Virginia primarily for use at the Jewell cokemaking facility. An additional cokemaking facility, which will be operated by Sun Coke, is currently under construction in Vitória, Brazil. Sunoco will have a joint-venture interest in this facility (see “Coke” below).

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

In January 2004, Sunoco completed the purchase of the 150 thousand barrels-per-day Eagle Point refinery and related assets from El Paso Corporation for $250 million, including inventory. In connection with this transaction, Sunoco also assumed certain environmental and other liabilities. Management believes the acquisition of the Eagle Point refinery complements and enhances the Company’s refining operations in the Northeast and enables the capture of significant synergies in Northeast Refining. The related assets acquired include a $40 million cumene facility attributable to Sunoco’s Chemicals business and certain pipeline and other logistics assets associated with the refinery which Sunoco subsequently sold to Sunoco Logistics Partners L.P. for $20 million in March 2004.

The Company’s refinery operations are comprised of Northeast Refining (the Marcus Hook, Philadelphia and Eagle Point refineries) and MidContinent Refining (the Toledo and Tulsa refineries). The following tables set forth information concerning the Company’s refinery operations over the last three years (in thousands of barrels daily and percentages):

2005	Northeast Refining*	Mid- Continent Refining**	Total
Crude Unit Capacity	655.0	245.0	900.0

Crude Inputs as Percent of Crude Unit Rated Capacity	99%	94%	98%

Conversion Capacity***	270.0	102.0	372.0

Conversion Unit Capacity Utilized	100%	107%	101%

Throughputs:
Crude Oil	650.6	230.4	881.0
Other Feedstocks	52.8	6.6	59.4

Total Throughputs	703.4	237.0	940.4

Products Manufactured:
Gasoline	330.5	112.9	443.4
Middle Distillates	242.1	77.4	319.5
Residual Fuel	71.7	4.5	76.2
Petrochemicals	28.6	8.2	36.8
Lubricants	—	13.2	13.2
Other	55.8	30.8	86.6

Total Production	728.7	247.0	975.7
Less Production Used as Fuel in Refinery Operations	36.7	11.9	48.6

Total Production Available for Sale	692.0	235.1	927.1

*	In January 2005, conversion capacity was increased from 265 to 270 thousand barrels per day due to an adjustment in Northeast Refining.
**	In January 2005, crude unit capacity was increased from 235 to 245 thousand barrels per day and conversion capacity was increased from 96.7 to 102 thousand barrels per day as a result of adjustments in MidContinent Refining.
***	Represents capacity to upgrade lower-value, heavier petroleum products into higher-value, lighter products.

2004	Northeast Refining*	Mid- Continent Refining**	Total
Crude Unit Capacity	655.0	235.0	890.0

Crude Inputs as Percent of Crude Unit Rated Capacity	97%	95%	97%

Conversion Capacity	265.0	96.7	361.7

Conversion Unit Capacity Utilized	97%	101%	98%

Throughputs:
Crude Oil	633.3	222.4	855.7
Other Feedstocks	52.9	5.9	58.8

Total Throughputs	686.2	228.3	914.5

Products Manufactured:
Gasoline	327.8	114.2	442.0
Middle Distillates	231.5	68.8	300.3
Residual Fuel	69.2	3.8	73.0
Petrochemicals	31.0	7.1	38.1
Lubricants	—	13.6	13.6
Other	51.7	30.3	82.0

Total Production	711.2	237.8	949.0
Less Production Used as Fuel in Refinery Operations	35.6	10.6	46.2

Total Production Available for Sale	675.6	227.2	902.8

*	In January 2004, crude unit capacity was increased from 505 to 655 thousand barrels per day and conversion capacity was increased from 210 to 265 thousand barrels per day as a result of the acquisition of the Eagle Point refinery. Throughput and products manufactured data pertaining to the Eagle Point refinery are based on the amounts attributable to the 354-day ownership period (January 13, 2004 – December 31, 2004) divided by 366, the number of days in the year.
**	In January 2004, crude unit capacity was increased from 225 to 235 thousand barrels per day as a result of a 10 thousand-barrels-per-day adjustment in MidContinent Refining.

2003	Northeast Refining	Mid- Continent Refining	Total
Crude Unit Capacity	505.0	225.0	730.0

Crude Inputs as Percent of Crude Unit Rated Capacity	95%	101%	97%

Conversion Capacity	210.0	96.7	306.7

Conversion Unit Capacity Utilized	97%	100%	98%

Throughputs:
Crude Oil	481.7	226.4	708.1
Other Feedstocks	46.8	6.4	53.2

Total Throughputs	528.5	232.8	761.3

Products Manufactured:
Gasoline	261.2	114.4	375.6
Middle Distillates	169.1	67.6	236.7
Residual Fuel	55.7	4.1	59.8
Petrochemicals	20.8	7.1	27.9
Lubricants	—	13.6	13.6
Other	42.1	35.5	77.6

Total Production	548.9	242.3	791.2
Less Production Used as Fuel in Refinery Operations	26.3	10.8	37.1

Total Production Available for Sale	522.6	231.5	754.1

Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without disruption. Most of the crude oil processed at Sunoco’s refineries is light-sweet crude oil. The Company believes that ample supplies of light-sweet crude oil will continue to be available. In the second half of 2004, the Company also began processing limited amounts of discounted high-acid sweet crude oils in some of its Northeast refineries. During 2005, approximately 56 thousand barrels per day of such crude oils were processed.

The Philadelphia, Marcus Hook and Eagle Point refineries process crude oils supplied from foreign sources. The Toledo refinery processes domestic and Canadian crude oils as well as crude oils supplied from other foreign sources. The Tulsa refinery processes domestic and foreign-sourced crude oils. The foreign crude oil processed at the Company’s Northeast refineries is delivered utilizing ocean-going tankers and coastal distribution tankers and barges that are independently owned and operated. Approximately 40 percent of the Company’s ocean-going tanker marine transportation requirements pertaining to its Northeast Refining crude supply are met through time charters. Time charter leases for the various marine transportation vessels typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates and generally contain terms of between three to seven years with renewal and sub-lease options. The cost of the remaining marine transportation requirements reflects spot-market rates.

Approximately 40 percent of Sunoco’s crude oil supply during 2005 came from Nigeria. Some of the crude oil producing areas of this West African country have experienced political and ethnic violence as well as labor disruptions in recent years, which has resulted in the shutdown of a small portion of total Nigerian crude oil production during that time. The lost crude oil production in Nigeria did not have a material impact on Sunoco’s operations, and the Company believes other sources of light-sweet crude oil are available in the event it is unable to obtain crude oil from Nigeria in the future.

The following table sets forth information concerning the source of the Company’s crude oil purchases (in thousands of barrels daily):

	2005	2004	2003
Crude Oil Source:
West Africa	611.6	605.9	447.0
Domestic	145.2	138.2	152.9
Canada	61.5	75.0	52.3
North Sea	9.3	41.9	34.3
South and Central America	42.3	1.8	4.6
“Lubes-Extracted” Gasoil/Naphtha Intermediate Feedstock	10.7	6.5	16.6

	880.6	869.3	707.7

Refining and Supply sells fuels through wholesale and industrial channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Refining and Supply’s refined product sales (in thousands of barrels daily):

	2005	2004	2003
To Unaffiliated Customers:
Gasoline	216.7	211.1	153.3
Middle Distillates	294.0	275.2	216.8
Residual Fuel	89.0	80.5	69.5
Petrochemicals	15.4	16.3	11.3
Lubricants	13.3	13.5	13.8
Other	33.6	47.5	44.3

	662.0	644.1	509.0
To Affiliates*	365.3	360.6	333.9

	1,027.3	1,004.7	842.9

*	Includes gasoline and middle distillate sales to Retail Marketing and benzene and refinery-grade propylene sales to Chemicals.

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

The Clean Air Act phases in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006 (“Tier II”). The rules include banking and trading credit systems, which could provide refiners flexibility until 2006 for the low-sulfur gasoline and until 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on refinery operations, primarily with respect to capital and operating expenditures. The Tier II capital spending is expected to be essentially completed in 2006, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company estimates that the total capital outlays to comply with the new Tier II low-sulfur gasoline and on-road diesel fuel requirements will be approximately $750 million. Through year-end 2005, the Company’s Tier II capital spending totaled $637 million. The Company will meet the new gasoline specifications with new gasoline hydrotreaters at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries. In an effort to limit engineering and construction costs, the Company has built identical gasoline hydrotreaters at each of these four facilities. New on-road diesel specifications will be met with differing facility-specific solutions involving the modification of existing refinery assets in an effort to more efficiently meet the Tier II requirements. Another rule was adopted in May 2004 phasing in limitations on the allowable sulfur content in off-road diesel beginning in mid-2007. This rule is not expected to require significant capital expenditures by Sunoco.

In the fourth quarter of 2005, the Company announced a three-year, $1.9 billion capital program for Refining and Supply, including $775 million for income improvement projects. Refining and Supply has placed a greater emphasis on income improvement projects, which are designed to increase total crude unit capacity to 1.0 million barrels per day, while improving product yields and crude oil and other feedstock processing flexibility. The first phase of this capital program is underway. A $300 million project to expand the capacity of one of the fluid catalytic cracking units at the Philadelphia refinery by 15 thousand barrels per day, resulting in an upgrade of approximately 25 thousand barrels per day of residual fuel production into higher-value gasoline and distillate production, is expected to be completed in early 2007 (the “Philadelphia Project”). Refining and Supply’s capital program also includes a $365 million project to expand the Toledo refinery’s crude unit capacity by 40 thousand barrels per day and its conversion capacity by 24 thousand barrels per day (the “Toledo Project”). This project will also upgrade technology at this facility to improve product yields and feedstock flexibility. The following table sets forth the expected capital outlays for each of these projects by type of capital (in millions of dollars):

	Philadelphia Project	Toledo Project
Income Improvement	$190	$180
Base Infrastructure and Turnarounds	40	70
Environmental	70	115

	$300	$365

Achievement of expected completion dates for capital projects is subject to the timely receipt of all necessary permits. All planned capital outlay amounts set forth above are in current-year dollars and do not include any anticipated increases attributable to inflation.

During 2005, Refining and Supply completed the construction of a sulfur plant at the Eagle Point refinery at a cost of $36 million. The new unit provides the Company with additional sulfur processing capacity and redundant processing capability to meet new permit compliance requirements. In September 2003, Refining and Supply completed the construction of a sulfur plant at the Marcus Hook refinery at a cost of $50 million.

In January 2005, Refining and Supply exercised its option under a lease agreement with El Paso to purchase a 200-megawatt cogeneration power plant adjacent to the Eagle Point refinery. Refining and Supply operates the plant when favorable market conditions exist. In 2006, Refining and Supply initiated a project to upgrade the facility to enable the use of refinery-produced fuel as a substitute for natural gas to fuel the plant.

In September 2004, Refining and Supply entered into a 15-year product supply agreement with BOC Americas (PGS), Inc. (“BOC”), an affiliate of The BOC Group plc. Under this agreement, Refining and Supply will provide BOC with feedstock and utilities for use by BOC at a hydrogen plant to be constructed by BOC on land leased from Refining and Supply at the Toledo refinery. BOC will utilize the feedstock and utilities to generate hydrogen and steam at the new facility for sale to Refining and Supply and another third party. It is anticipated that this facility will become operational in 2006, at which time the sale and delivery of hydrogen and steam to Refining and Supply for use at its Toledo refinery will commence.

During 1999, Refining and Supply entered into an agreement with a subsidiary of FPL Energy (“FPL”) to purchase steam from a 750-megawatt, natural gas fired cogeneration power plant or four auxiliary boilers (the “Auxiliary Boilers”) to be constructed, owned and operated by FPL at Sunoco’s Marcus Hook refinery. Construction of the cogeneration plant and Auxiliary Boilers was completed in 2004. In December 2004, Sunoco and FPL agreed to a restructuring of the agreement. Under the restructured terms, FPL surrendered its easement interest in land adjacent to the power plant on which the Auxiliary Boilers were constructed, thereby transferring ownership of the Auxiliary Boilers to Sunoco. FPL operates the Auxiliary Boilers on Sunoco’s behalf. When the cogeneration plant is in operation, Sunoco has the option to purchase steam from that facility at a rate equivalent to that set forth in the original agreement. As part of the restructuring, Sunoco has agreed to a long-term lease of the land on which the cogeneration facility was constructed to FPL and to modify certain terms in the existing agreement for an aggregate cash payment of $48 million, most of which is attributable to prepaid rent. Sunoco received this $48 million payment in January 2005. No gain or loss was recognized in connection with the restructuring.

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

The following table sets forth Sunoco’s retail gasoline outlets at December 31, 2005, 2004 and 2003:

	2005	2004	2003
Direct Outlets:
Company Owned or Leased:
Company Operated:
Traditional	118	134	154
Convenience Stores	482	515	578

	600	649	732

Dealer Operated:
Traditional	293	340	287
Convenience Stores	231	223	221
Ultra Service CentersSM	164	184	202

	688	747	710

Total Company Owned or Leased*	1,288	1,396	1,442
Dealer Owned**	544	546	594

Total Direct Outlets	1,832	1,942	2,036
Distributor Outlets	2,931	2,862	2,492

	4,763	4,804	4,528

*	Gasoline and diesel throughput per Company-owned or leased outlet averaged 136.3, 132.6 and 124.4 thousand gallons per month during 2005, 2004 and 2003, respectively.
**	Primarily traditional outlets.

Retail Marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

Direct outlets may be operated by Sunoco or by an independent dealer, and are sites at which fuel products are delivered directly to the site by Sunoco’s 132 trucks or by its contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell almost exclusively fuel products under the Sunoco® and Coastal® brands or may include APlus® or Coastal Mart® convenience stores or Ultra Service CentersSM that provide automotive diagnosis and repair. Included among Retail Marketing’s outlets at December 31, 2005 were 72 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York, Ohio and Maryland. Of these outlets, 55 were Company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

Distributor outlets are sites in which the distributor takes delivery at a terminal where branded products are available. Sunoco does not own, lease or operate these locations.

In the second quarter of 2004, Sunoco completed the purchase of 340 retail outlets operated under the Mobil® brand from ConocoPhillips for $181 million, including inventory. Of the total sites acquired, 50 were owned outright and 62 were subject to long-term leases, with average throughput of approximately 175 thousand gallons per month. The remaining network consisted of contracts to supply 34 dealer-owned and operated locations and 194 branded distributor-owned locations. These outlets, which included 31 sites that are Company-operated and have convenience stores, are located primarily in Delaware, Maryland, Virginia and Washington, D.C. These sites are being re-branded to Sunoco® gasoline and APlus® convenience stores over time. In the second quarter of 2003, Sunoco completed the purchase of 193 Speedway® retail gasoline outlets from a subsidiary of Marathon Ashland Petroleum LLC for $162 million, including inventory. The sites, which are located primarily in Florida and South Carolina, were all Company-operated locations with convenience stores. Of the 193 outlets, Sunoco became lessee for 54 of the sites under long-term lease agreements. The Speedway® sites were re-branded as Sunoco® locations during the 2003-2004 period. The Company believes these acquisitions fit its long-term strategy of building a retail and convenience store network designed to provide attractive long-term returns. At December 31, 2005, there were 228 outlets still selling gasoline under the Mobil® brand.

A Retail Portfolio Management (“RPM”) program is ongoing, which is selectively reducing the Company’s invested capital in Company-owned or leased sites. During the 2003-2006 period, selected sites, including some of the Mobil® and Speedway® acquired outlets, are being divested. Most of the sites are being converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. The Company expects to generate divestment proceeds of approximately $230 million, of which $170 million has been received through 2005 related to the sale of 323 sites. During 2005, 2004 and 2003, net after-tax gains totaling $5, $7 and $8 million, respectively, were recognized in connection with the RPM program. The Company expects the RPM program will generate additional gains in 2006.

In 2003, Sunoco announced its intention to sell its interest in 190 retail sites in Michigan and the southern Ohio markets of Columbus, Dayton and Cincinnati (“Midwest Marketing Divestment Program”). During 2003, 75 Company-owned or leased properties and contracts to supply 23 dealer-owned sites were divested under this program. The cash generated from these divestments totaled $46 million, which represented substantially all of the proceeds from the program. The remaining 92 sites, which were virtually all dealer-owned locations, were converted to distributor outlets in 2004. During 2003, a $9 million after-tax gain was recognized in connection with the Midwest Marketing Divestment Program. Sunoco continues to supply branded gasoline to substantially all of these divested outlets.

During 2004, Sunoco sold its private label consumer and commercial credit card business and related accounts receivable to Citibank. In connection with this divestment, Sunoco received $100 million in cash proceeds, recognized a $2 million after-tax gain on the divestment and established a $2 million after-tax accrual for employee terminations and other exit costs. In addition, the two companies signed a seven-year agreement for Citibank to operate and service the Sunoco private label credit card program.

Retail Marketing offers at least three grades of gasoline at its retail locations, including 93, 89 and 87 octanes. In addition, Retail Marketing offers Ultra® 94, the highest octane premium gasoline commercially available in the United States, at Sunoco® stations in selected areas in the Northeast and Midwest. Branded fuels sales (including middle distillates) averaged 343.6 thousand barrels per day in 2005 compared to 339.0 thousand barrels per day in 2004 and 316.8 thousand barrels per day in 2003. The increase in branded fuels sales during the 2003-2005 period was largely due to the acquisition of the Mobil® and Speedway® retail sites.

Retail Marketing is one of the largest providers of heating products in the eastern United States. In 2005, the Company sold 181 million gallons of these products to approximately 110 thousand customers. Sunoco is also the largest manufacturer and marketer of high performance (racing) gasoline in the United States with approximately 9 million gallons sold during 2005.

The Sunoco® brand is positioned as a premium brand. Brand improvements in recent years have focused on physical image, customer service and product offerings. In addition, Sunoco believes its brands and high performance gasoline business have benefited from its sponsorship agreement with NASCAR that continues until 2013. Under this agreement, Sunoco® is the Official Fuel of NASCAR and the exclusive fuel supplier to NASCAR events, and APlus® is the Official Convenience Store of NASCAR.

Sunoco’s convenience stores are located principally in Florida, Massachusetts, Michigan, New York, Ohio, Pennsylvania and South Carolina. These stores supplement sales of fuel products with a broad mix of merchandise such as groceries, fast foods, beverages and tobacco products. The following table sets forth information concerning Sunoco’s convenience stores:

	2005	2004	2003
Number of Stores (at December 31)	746	757	813
Merchandise Sales (Thousands of Dollars/Store/Month)	$78	$73	$72
Merchandise Margin (Company Operated) (% of Sales)	28.2%	25.6%	24.6%

The Company intends to grow its convenience store business principally through acquisitions and redesign of traditional gasoline outlets.

Chemicals

The Chemicals business manufactures, distributes and markets commodity and intermediate petrochemicals. The chemicals consist of aromatic derivatives (cumene, phenol, acetone, bisphenol-A, and other phenol derivatives) and polypropylene. Cumene is produced at the Philadelphia, PA and Eagle Point refineries; phenol and acetone are produced at facilities in Philadelphia, PA and Haverhill, OH; and polypropylene is produced at facilities in LaPorte, TX, Neal, WV and Bayport, TX, as well as at the Epsilon Products Company, LLC (“Epsilon”) consolidated joint venture in Marcus Hook, PA which also upgrades polymer-grade propylene. In September 2004, Sunoco sold its one-third interest in the Mont Belvieu, TX, Belvieu Environmental Fuels (“BEF”) MTBE production facility to Enterprise Products Operating L.P. (“Enterprise”). In January 2004, a facility in Pasadena, TX, which produces plasticizers, was sold to BASF, while a facility in Neville Island, PA, which also produces plasticizers, now does so exclusively for BASF under a three-year tolling agreement. (See “Refining and Supply” for a discussion of the commodity petrochemicals produced by Refining and Supply at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries.)

Effective March 31, 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a wholly owned subsidiary of Lyondell Chemical Company. In connection with this transaction, Equistar and the partnership entered into a 700 million pounds-per-year, 15-year propylene supply contract with Sunoco. Of this amount, 500 million pounds per year is priced on a cost-based formula that includes a fixed discount that declines over the life of the contract, while the remaining 200 million pounds per year is based on market prices. Sunoco also purchased Equistar’s polypropylene facility in Bayport, TX. Sunoco paid $194 million in cash and borrowed $4 million from the seller to form the partnership and acquire the Bayport facility. Through the partnership, the Company believes it has secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business. Realization of these benefits is largely dependent upon performance by Equistar, which has a credit rating below investment grade. Equistar has not given any indication that it will not perform under its contracts. In the event of nonperformance, Sunoco has collateral and certain other contractual rights under the partnership agreement. The acquisition of the Bayport facility has increased the Company’s polypropylene capacity, complementing and enhancing the Company’s existing polypropylene business and strengthening its market position.

In 2004, Sunoco Chemicals sold its one-third partnership interest in BEF to Enterprise for $15 million in cash, resulting in an $8 million after-tax loss on divestment. In connection with the sale, Sunoco has retained one-third of any liabilities and damages exceeding $300 thousand in the aggregate arising from any claims resulting from the ownership of the assets and liabilities of BEF for the period prior to the divestment date, except for any on-site environmental claims which are retained by Enterprise. During 2003, as a result of various governmental actions which caused a material adverse impact on MTBE industry demand, BEF recorded a write-down of its MTBE production facility to its estimated fair value at that time. Sunoco’s share of this provision amounted to $15 million after tax.

During 2003, Sunoco announced its decision to sell its plasticizer business and recorded a $17 million after-tax charge to write down the assets held for sale to their estimated fair values less costs to sell and to establish accruals for employee terminations and other required exit costs. Sunoco sold this business and related inventory in January 2004 to BASF for approximately $90 million in cash. The sale included the Company’s plasticizer facility in Pasadena, TX. The Company’s Neville Island, PA site was not part of the transaction and now produces plasticizers exclusively for BASF under a three-year tolling agreement. Sunoco also agreed to provide terminalling services at this facility to BASF for a 15-year period. During 2003, Sunoco also temporarily idled a production line at its Haverhill, OH plant, which has the capacity to produce 350 million pounds per year of phenol and 217 million pounds per year of associated acetone.

Sunoco Chemicals has an interest in the Epsilon joint venture which is comprised of its 750 million pounds-per-year polymer-grade propylene operations at the Marcus Hook refinery and the adjacent 750 million pounds-per-year polypropylene plant. The Chemicals business received 100 percent of all cash distributions from the joint venture through June 2004 and is now entitled to 87.5 percent of any cash distributions. This distribution percentage will decline to 65 percent on June 15, 2006 for two years and ultimately decline to 50 percent by 2015. The Chemicals business markets the joint venture’s production under the Sunoco® name along with the production from its LaPorte, TX, Neal, WV and Bayport, TX polypropylene plants.

Sunoco’s Philadelphia phenol facility has the capacity to produce annually more than one billion pounds of phenol and 700 million pounds of acetone. Under a long-term contract, the Chemicals business supplies Honeywell International Inc. (“Honeywell”) with approximately 745 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating other phenol production costs. In the third quarter of 2005, an arbitrator ruled that Sunoco was liable in an arbitration proceeding for breaching the pricing provisions of this contract relating to phenol produced at the Philadelphia plant from June 2003 through April 2005. In January 2006, the arbitrator ruled that Sunoco should bill Honeywell based on the pricing formula established in the arbitration until a second arbitration, set to begin in the second quarter of 2006, finalizes pricing for 2005 and beyond (see below). After-tax damages of approximately $56 million, including prejudgment interest, were assessed, of which $16, $28 and $12 million pertained to 2005, 2004 and 2003, respectively. Such damages were recorded as a charge against 2005 earnings and are shown separately as Phenol Supply Contract Dispute under Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco is contesting the finding of liability and the determination of damages as well as the arbitrator’s authority to establish 2005 pricing. The phenol supply agreement provides for a reopener for pricing on and after January 1, 2005 and sets forth specific standards for determining such pricing. The parties have been unsuccessful in negotiating the post-2004 price, and a new price will be determined in a second arbitration to be held before a different arbitrator. Sunoco believes the basis for the post-2004 pricing is substantially different from the basis of the award in the first arbitration.

The following table sets forth information concerning petrochemicals production by the Chemicals business (in millions of pounds):

	Capacity at December 31, 2005		Production
			2005	2004	2003
Phenol	2,125	*	1,526	1,539	1,521
Acetone	1,300	*	944	953	943
Bisphenol-A	240		209	187	214
Other Phenol Derivatives	120		76	79	77
Cumene	1,925	**	1,577	1,533	1,005
Polypropylene	2,550		2,224	2,204	2,208
Plasticizers and Related Feedstocks***	—		—	33	748
Propylene	750		655	618	659

Total Production	9,010		7,211	7,146	7,375

Less: Production Used as Feedstocks†			2,468	2,367	2,059

Total Production Available for Sale			4,743	4,779	5,316

*	Includes 350 million pounds per year of phenol capacity and 217 million pounds per year of associated acetone capacity related to a production line in Haverhill, OH, which was temporarily idled in 2003.
**	In January 2004, cumene capacity increased 610 million pounds as a result of the acquisition of the Eagle Point refinery.
***	Consists of amounts attributable to the plasticizer business, which was divested in January 2004.
†	Includes cumene (used in the manufacture of phenol and acetone), phenol and acetone (used in the manufacture of bisphenol-A) and polymer-grade propylene (used in the manufacture of polypropylene). In addition, prior to the January 2004 divestment of the plasticizer business, included phthalic anhydride and 2-ethylhexanol (used in the manufacture of plasticizers).

Petrochemical products produced by the Chemicals business are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. The following table sets forth the sale of petrochemicals to third parties by Chemicals (in millions of pounds):

	2005	2004	2003
Phenol and Related Products (including Bisphenol-A)	2,579	2,615	2,629
Polypropylene	2,218	2,239	2,248
Plasticizers and Related Feedstocks*	—	28	591
Other	91	187	173

	4,888	5,069	5,641

*	Consists of amounts attributable to the plasticizer business, which was divested in January 2004.

The tables above reflect only volumes manufactured and sold directly by the Chemicals business and the consolidated Epsilon joint venture. Chemicals also manages the third-party chemicals sales for Refining and Supply and a joint venture with Suncor Energy Inc., bringing the total petrochemicals sold under the Sunoco® name to approximately 7.4 billion pounds in 2005.

Sales made by the Chemicals business during 2005 were distributed through the following channels:

•	Phenol and Related Products—Long-term phenol contract sales to Honeywell are used in nylon production. Other phenol contract sales are to large manufacturers of resins and adhesives primarily for use in building products. Large contract sales of acetone are to major customers who manufacture polymers. Other sales of acetone are made to individually smaller customers for use in inks, paints, varnishes and adhesives. Bisphenol-A, manufactured from phenol and acetone, is sold to manufacturers of epoxy resins and polycarbonates; and

•	Polypropylene—Sales are made to a diverse group of customers for use in fibers, carpeting, packaging, automotive, furniture and other end-products.

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

In the second quarter of 2004, the Partnership issued 3.4 million limited partnership units under its shelf registration statement at a price of $39.75 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled $129 million. Coincident with the offering, the Partnership redeemed 2.2 million limited partnership units owned by Sunoco for $83 million. The proceeds from the offering were also principally used by the Partnership to finance its acquisitions during 2004. In the second quarter of 2005, the Partnership issued an additional 2.8 million limited partnership units under its shelf registration statement at a price of $37.50 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled approximately $99 million. These proceeds were used to redeem an equal number of limited partnership units owned by Sunoco. In the third quarter of 2005, the Partnership issued an additional 1.6 million limited partnership units under its shelf registration statement at a price of $39.00 per unit. Proceeds from the offering, which totaled approximately $61 million, net of underwriting discounts and offering expenses, were used by the Partnership principally to repay a portion of the borrowings under its revolving credit facility, which had been used to partially fund its $100 million acquisition of a crude oil pipeline system and related storage facilities located in Texas from ExxonMobil (see below). Upon completion of these transactions, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 47.9 percent.

Sunoco is a party in various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. Sunoco also has agreements with the Partnership which establish fees for administrative services provided by Sunoco to the Partnership and provide indemnifications by Sunoco to the Partnership for certain environmental, toxic tort and other liabilities.

Pipeline operations are primarily conducted through the Partnership’s pipelines and also through other pipelines in which the Partnership or Sunoco has an ownership interest. The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by state regulatory agencies for intrastate movements. The tariff rates charged, while regulated by the governing agencies, are generally based upon competition from other pipelines or alternate modes of transportation.

Refined product pipeline operations, located primarily in the Northeast and Midwest, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco’s other businesses and for third-party integrated petroleum companies, independent refiners, independent marketers and distributors. Crude oil pipeline operations, located primarily in the South Central United States, transport foreign crude oil received at the Partnership’s Nederland, TX and Marysville, MI terminals and crude oil produced primarily in Oklahoma and Texas to refiners (including Sunoco’s Tulsa and Toledo refineries) or to local trade points.

In August 2005, the Partnership completed the acquisition of a crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million and, in the fourth quarter of 2005, completed the construction of a $16 million, 20-mile crude oil pipeline connecting these assets to the West Texas Gulf Pipeline, which is 43.8 percent owned by the Partnership. In December 2005, the Partnership also completed the acquisition of an ownership interest in the Mesa Pipeline from Chevron for $5 million, which, coupled with the 7.2 percent interest it acquired from Sunoco, gave it a 37.0 percent ownership interest. In 2004, the Partnership completed the following acquisitions: in March, certain pipeline and other logistics assets that had previously been acquired by Sunoco with the Eagle Point refinery for $20 million; in April, ConocoPhillips’ Baltimore, MD and Manassas, VA refined product terminals for $12 million; in June, an additional one-third interest in the Harbor Pipeline from El Paso Corporation for $7 million; and in November, a refined product terminal located in Columbus, OH from a subsidiary of Certified Oil Company for $8 million. During September 2003, the Partnership acquired an additional 3.1 percent interest in West Shore Pipe Line Company for $4 million, increasing its overall ownership interest in West Shore to 12.3 percent.

In March 2006, the Partnership purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from Alon USA Energy, Inc. for $68 million and the other from

Black Hills Energy, Inc. (“Black Hills”) for approximately $41 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory.

At December 31, 2005, the Partnership owned and operated 2,857 miles of crude oil pipelines and 1,647 miles of refined product pipelines. In 2005, crude oil and refined product shipments on these pipelines totaled 16.3 and 17.1 billion barrel miles, respectively, as compared to 13.9 and 17.2 billion barrel miles in 2004 and 13.0 and 16.4 billion barrel miles in 2003. These amounts represent 100 percent of the pipeline shipments of these pipelines.

Product terminalling operations include 38 terminals in the Northeast and Midwest that receive refined products from pipelines and distribute them primarily to Sunoco and also to third parties, who in turn make deliveries to end-users such as retail outlets. During 2005, 2004 and 2003, throughput at these product terminals totaled 390, 341 and 283 thousand barrels daily, respectively. Terminalling operations also include an LPG terminal near Detroit, MI, a crude oil terminal complex adjacent to Sunoco’s Philadelphia refinery, ship and barge docks adjacent to Sunoco’s Eagle Point refinery and a refined product terminal adjacent to Sunoco’s Marcus Hook refinery. During 2005, 2004 and 2003, throughput at these other terminals totaled 702, 685 and 479 thousand barrels daily, respectively.

The Partnership’s Nederland, TX terminal provides approximately 12.5 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local, south central and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for U.S. government purchases for and sales from the Strategic Petroleum Reserve storage facilities. During 2005, 2004 and 2003, throughput at the Nederland terminal totaled 458, 488 and 442 thousand barrels daily, respectively.

The Partnership’s crude oil pipeline operations in the South Central United States are complemented by crude oil acquisition and marketing operations. During 2005, 2004 and 2003, approximately 186, 187 and 193 thousand barrels daily, respectively, of crude oil were purchased (including exchanges) from third-party leases and approximately 237, 282 and 300 thousand barrels daily, respectively, were purchased in bulk or other exchange transactions. Purchased crude oil is delivered to various trunk pipelines either directly from the wellhead through gathering pipelines or utilizing the Partnership’s fleet of 116 trucks or third-party trucking operations.

Coke

Sun Coke Company, through its affiliates (individually and collectively, “Sun Coke”), operates metallurgical coke plants located in East Chicago, IN (Indiana Harbor), Vansant, VA (Jewell), and Franklin Furnace, OH (Haverhill), and metallurgical coal mines located in Virginia. Aggregate coke production from the plants approximates 2.55 million tons per year. The Indiana Harbor plant produces approximately 1.3 million tons per year, the Jewell plant produces approximately 700 thousand tons per year and the Haverhill plant, which commenced operations in March 2005, produces approximately 550 thousand tons per year. In addition, the Indiana Harbor plant produces heat as a by-product of Sun Coke’s proprietary process that is used by a third party to produce electricity and the Haverhill plant produces steam that is sold to Sunoco’s Chemicals business. These facilities use a proprietary low-cost cokemaking technology, which is environmentally superior to the chemical by-product recovery technology currently used by most other coke producers.

Since 1995, Sunoco has received, in four separate transactions, a total of $724 million in exchange for interests in its Indiana Harbor and Jewell cokemaking operations. Sunoco did not recognize any gain as of the dates of these transactions because the third-party investors were entitled to a preferential return on their investments. The preferential returns are currently equal to 98 percent of the cash flows and tax benefits from the respective cokemaking operations during the preferential return periods, which continue until the investors recover their investments and achieve a cumulative annual after-tax return that averages approximately 10 percent. Expense is recognized to reflect the investors’ preferential returns, while income is recognized as coke production and sales generate cash flows and tax benefits, which are allocated to Sunoco and the third-party investors.

Under preexisting tax law, the coke production at Jewell and Indiana Harbor would not be eligible to generate nonconventional fuel tax credits after 2007, which is expected to result in a decline in Sun Coke’s annual income of approximately $12 million on an after-tax basis beginning in 2008. The energy policy legislation enacted in August 2005 includes additional tax credits pertaining to a portion of the coke production at Jewell, all of the production at Haverhill and all future domestic coke plants placed into service by January 1, 2010. The new credits cover a four-year period, effective January 1, 2006 or the date any new facility is placed into service, if later. Beginning in 2006, the new credits attributable to Sun Coke’s existing Jewell and Haverhill facilities are expected to result in an increase in Sun Coke’s annual income of approximately $6 million after tax. However, prior to their expiration dates, all of the tax credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $51.35 to $64.47 per barrel for 2004, the latest year for which the range is available.) The domestic wellhead price averaged $50.26 per barrel for the year ended December 31, 2005. If this annual crude oil price averages at or above the top of the inflation-adjusted range during 2006 or 2007, then it is estimated the corresponding reduction in Sun Coke’s after-tax income would approximate $24 million for each year. The above estimates incorporate increased coke prices resulting from the expiration or any phase out of the tax credits with respect to coke sold under long-term contracts from the Indiana Harbor and Haverhill plants. Sun Coke also could be required to make cash payments to the third-party investors if the tax credit is reduced as a result of increased domestic crude oil prices. However, the Company currently does not believe that any such payments will be required.

The preferential return period for the Jewell operation is projected to end during 2011, while the preferential return period for the Indiana Harbor operation is projected to end during 2007. Due to the difficulty of forecasting operations and tax benefits into the future, the accuracy of these estimates is subject to considerable uncertainty. The estimated lengths of these preferential return periods are based upon Sun Coke’s current expectations of future cash flows and tax benefits, which are impacted by sales volumes and prices, raw material and operating costs, capital expenditure levels and the ability to recognize tax benefits under the current tax law. Higher-than-expected cash flows and tax benefits will shorten the investors’ preferential return periods, while lower-than-expected cash flows and tax benefits will lengthen the periods.

Following the expiration of these preferential return periods, the investor in the Jewell operation will be entitled to a minority interest in the related cash flows and tax benefits amounting to 18 percent, while the investors in the Indiana Harbor operation will be entitled to a minority interest in the related cash flows and tax benefits initially amounting to 34 percent and thereafter declining to 10 percent by 2038.

The following table sets forth information concerning cokemaking and coal mining operations:

	2005	2004	2003
Production (Thousands of Tons):
Coke	2,405	1,965	2,024

Metallurgical Coal	1,252	1,166	1,160

Proven and Probable Metallurgical Coal Reserves at December 31 (Millions of Tons)	103	105	108

In 2005, 77 percent of Sun Coke’s metallurgical coal production was converted into coke at the Jewell plant, 13 percent was converted into coke at the Indiana Harbor and Haverhill plants and 10 percent was sold in spot market transactions. Those sales are consistent with Sun Coke’s strategy of using its metallurgical coal production principally to supply its Jewell cokemaking operation.

Most of the metallurgical coal used to produce coke at the Indiana Harbor and Haverhill cokemaking operations is purchased from third parties. Sun Coke believes there is an ample supply of metallurgical coal available, and it has been able to supply these facilities without any significant disruption in coke production.

Substantially all coke sales are made pursuant to long-term contracts with affiliates of Mittal Steel USA, Inc. (individually and collectively, “Mittal USA”). Mittal USA has not provided any indication that it will not perform under those contracts. However, in the event of nonperformance, Sun Coke’s results of operations and cash flows may be adversely affected.

Production from the Indiana Harbor plant is sold and delivered principally to Mittal USA’s Indiana Harbor Works steel plant, which is adjacent to the Indiana Harbor coke plant. The coke purchase agreement requires Sun Coke to provide Mittal USA with 1.2 million tons of coke annually on a take-or-pay basis through 2013. Additional production of approximately 100 thousand tons per year is sold either to Mittal USA or to other steel producers. Indiana Harbor also supplies the hot exhaust gas produced at the plant to a contiguous cogeneration plant operated by an independent power producer for use in the generation of electricity. In exchange, the independent power producer reduces the sulfur and particulate content of that hot exhaust gas to acceptable emission levels.

Sun Coke is supplying 550 thousand tons per year of coke from the Haverhill operation to Mittal USA through September 2020. Under the applicable coke supply agreement, coke is being supplied to Mittal USA on a take-or-pay basis through September 2012, and thereafter based upon requirements in excess of Mittal USA’s existing coke production and its other off-take obligations with respect to Sun Coke. Initial coke production from the Haverhill plant began during March 2005. The flue gas produced during the cokemaking process is used to generate low-cost steam that, since April 2005, is being provided to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business.

Sun Coke is also supplying Mittal USA with 700 thousand tons per year of coke from the Jewell operation. Under the applicable coke supply agreement, the term of that agreement is concurrent with the term of the Haverhill agreement. Coke is being supplied on a take-or-pay basis through September 2012, and thereafter will be supplied based upon Mittal USA’s requirements in excess of its existing coke production (subject to the Indiana Harbor coke supply agreement).

Under the above agreements, coke production at Jewell through 2007 is sold at fixed prices which escalate semiannually. Beginning in 2008, selling prices for coke at Jewell will consist of a coal charge equal to the cost of the coal multiplied by an adjustment factor (which is expected to exceed coal costs) as well as the pass through of transportation costs, operating costs indexed for inflation and a fixed-price component. Coke selling prices for Indiana Harbor and Haverhill production reflect the pass through of coal costs and transportation costs. Such prices also include an operating cost and fixed-price component.

In August 2004, Sun Coke entered into a series of agreements with two major steel companies (the “Off-takers”) with respect to the development of a 1.7 million tons-per-year cokemaking facility and associated cogeneration power plant in Vitória, Brazil. Those agreements generally include: technology license agreements whereby Sun Coke has licensed its proprietary technology to a project company (the “Project Company”); an engineering and technical services agreement whereby Sun

Coke is providing engineering and construction-related technical services to the Project Company; an operating agreement whereby a local subsidiary of Sun Coke will operate the cokemaking and water treatment plant facilities for a term of not less than 15 years; and an investment agreement by and among Sun Coke and the Off-takers whereby Sun Coke has acquired an initial one percent equity interest in the Project Company and an option to purchase an additional 19 percent equity interest. Sun Coke expects to exercise this option in 2006 or 2007 for approximately $35 million. The Off-takers will purchase from the Project Company all coke production under long-term agreements, and one of the Off-takers will purchase all of the electricity produced at the cogeneration power plant. Those off-take agreements are still to be negotiated. Construction of the facilities commenced in November 2004, and the facilities are expected to be operational in the fourth quarter of 2006.

Sun Coke is currently discussing other opportunities for developing new heat recovery cokemaking facilities with several domestic and international steel companies. Such cokemaking facilities could be either wholly owned or owned through a joint venture with one or more parties. The steel company customers would be expected to purchase the coke production on a take-or-pay or equivalent basis.

Competition

In all of its operations, Sunoco is subject to competition, both from companies in the industries in which it operates and from products of companies in other industries.

The refining and marketing business is very competitive. Sunoco competes with a number of other domestic refiners and marketers in the eastern half of the United States, with integrated oil companies, with foreign refiners that import products into the United States and with producers and marketers in other industries supplying alternative forms of energy and fuels to satisfy the requirements of the Company’s industrial, commercial and individual consumers.

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

The refining industry is highly competitive with respect to feedstock supply. Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production available for use at their own refineries, Sunoco obtains substantially all of its crude oil and other feedstocks from unaffiliated sources. Most of the crude oils processed in Sunoco’s refining system are light-sweet crude oils. However, management believes that any potential competitive impact of Sunoco’s inability to process significant quantities of less expensive heavy-sour crude oils will likely be mitigated by: the higher-value product slate obtained from light-sweet crude oils, the lower cost to process light-sweet crude oils, the processing of a limited amount of discounted high-acid sweet crude oils and the continued availability of ample quantities of light-sweet crude oils.

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

Sunoco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of the location of its Northeast and Midwest refineries and retail network which are well integrated with the distribution system owned by Sunoco Logistics Partners L.P., the master limited partnership that is 47.9 percent owned by Sunoco.

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

Logistics operations are very competitive. Generally, pipelines are the lowest cost method for long-haul, overland movement of crude oil and refined products. Therefore, the most significant competitors for large volume shipments in the areas served by the Partnership’s pipelines are other pipelines. However, high capital requirements, environmental considerations and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in areas served by the Partnership’s pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. In addition, pipeline operations face competition from trucks that deliver product in a number of areas that the Partnership’s pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas served by the Partnership’s pipelines. The Partnership’s refined product terminals compete with other independent terminals in regards to price, versatility and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

Cokemaking operations are also highly competitive. Current production from Sunoco’s cokemaking business is largely committed under long-term contracts; therefore, competition mainly impacts its ability to obtain new contracts supporting development of additional production capacity, both in the United States and internationally. The principal competitive factors affecting Sunoco’s cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coal, and environmental performance. Competitors include conventional chemical by-product coke oven engineering and construction companies, other merchant coke producers and engineering companies that are attempting to develop heat-recovery cokemaking technology. Most of the world’s coke production capacity is owned by integrated steel companies utilizing conventional chemical by-product coke oven technology. The international merchant coke market is largely supplied by Chinese producers. Sunoco believes it is well-positioned to compete with other coke producers since its proven proprietary technology allows Sunoco to construct coke plants that, when compared to other proven technologies, are more environmentally benign, produce consistently higher quality coke, are substantially less costly to build, and require significantly fewer workers to operate.

Research and Development

Sunoco’s research and development activities are currently focused on applied research, process and product development, and engineering and technical services related to chemicals. Sunoco spent $12, $13 and $14 million on research and development activities in 2005, 2004 and 2003, respectively. As of December 31, 2005, approximately 100 scientists, engineers, technicians and support personnel participated in these activities. Sunoco owns or has made application for numerous patents.

Employees

As of December 31, 2005, Sunoco had approximately 13,800 employees compared to approximately 14,200 employees as of December 31, 2004. The decrease is primarily attributable to a decline in the number of Company-operated convenience stores and service stations in connection with the Company’s Retail Portfolio Management program, partially offset by an increase in employees in cokemaking operations, which is due to the commencement of operations at the Haverhill facility in March 2005. Approximately 6,100 of Sunoco’s employees as of December 31, 2005 were employed in Company-operated convenience stores and service stations and in the Company’s heating products business. Approximately 20 percent of Sunoco’s employees were covered by 45 collective bargaining agreements as of December 31, 2005. The collective bargaining agreements have various terms and dates of expiration. In management’s opinion, Sunoco has a good relationship with its employees.

Environmental Matters

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise deal with the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses. These laws and regulations have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and an expense nature. For additional information regarding Sunoco’s environmental matters, see “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Annual Report to Shareholders.

ITEM 1A.	RISK FACTORS

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be affected materially and adversely.

Volatility in refined product and chemicals margins could materially affect our business and operating results.

Our profitability depends to a large extent upon the relationship between the price we pay for crude oil and other feedstocks, and the wholesale prices at which we sell our refined products and chemicals. The volatility of prices for crude oil and other feedstocks, refined products and chemicals, and the overall balance of supply and demand for these commodities, could have a significant impact on this relationship. Retail marketing margins also have been historically volatile, and vary with wholesale prices, the level of economic activity in our marketing areas and as a result of various logistical factors. In many cases, it is very difficult to increase retail gasoline and chemical prices quickly enough to recover increases in the costs of products being sold. We may experience significant changes in our results of operations also due to variations in the level of refined product imports into the United States, changes in product mix or competition in pricing. In addition, our profit margins may decline as a direct result of unpredictable factors in the global marketplace, many of which are beyond our control, including:

•	Cyclical nature of the businesses in which we operate: Refined product inventory levels and demand, crude oil price levels and availability and refinery utilization rates are all cyclical in nature. Historically, both the chemicals industry and the refining industry have experienced periods of inadequate capacity and tight supply, causing prices and profit margins to increase, and periods of excess capacity, resulting in oversupply and declining capacity utilization rates, prices and profit margins. The cyclical nature of these businesses results in volatile profits and cash flows over the business cycle.

•	Changes in energy and raw material costs: We purchase large amounts of energy and raw materials for our businesses. The aggregate cost of these purchases represents a substantial portion of our cost of doing business. The prices of energy and raw materials generally follow price trends for crude oil and natural gas, which may be highly volatile and cyclical. Furthermore, across our businesses, there are a limited number of suppliers for some of our raw materials and utilities and, in some cases, the number of sources for and availability of raw materials is specific to the particular geographic region in which a facility is located. Accordingly, if one of these suppliers were unable to meet its obligations under present supply arrangements or were unwilling to sell to us, we could suffer reduced supplies or be forced to incur increased costs for our raw materials.

•	Geopolitical instability: Instability in the global economic and political environment can lead to volatility in the costs and availability of energy and raw materials, and in the prices for refined products and chemicals. This may place downward pressure on our results of operations. This is particularly true of developments in and relating to oil-producing countries, including terrorist activities, military conflicts, embargoes, internal instability or actions or reactions of governments in anticipation of, or in response to, such developments.

•	Changes in transportation costs: We utilize the services of third parties to transport crude oil and refined products to and from our refineries. The cost of these services is significant and prevailing rates can be very volatile depending on market conditions. Increases in crude oil or refined product transportation rates could result in increased raw material costs or product distribution costs.

It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business or results of operations.

Weather conditions and natural disasters could materially and adversely affect our business and operating results.

The effects of weather conditions and natural disasters can lead to volatility in the costs and availability of energy and raw materials or negatively impact our operations or those of our customers and suppliers, which could have a significant adverse effect on our business and results of operations.

Our inability to obtain adequate supplies of crude oil could affect our business and future operating results in a materially adverse way.

We meet all of our crude oil requirements through purchases from third parties. Most of the crude oil processed at our refineries is light-sweet crude oil. It is possible that an adequate supply of crude oil or other feedstocks may not be available to our refineries to sustain our current level of refining operations. In addition, our inability to process significant quantities of less-expensive heavy-sour crude oil could be a competitive disadvantage.

We purchase crude oil from different regions throughout the world, including a significant portion from West Africa, particularly Nigeria, and we are subject to the political, geographic and economic risks of doing business with suppliers located in these regions, including:

•	trade barriers;

•	national and regional labor strikes;

•	political unrest;

•	increases in duties and taxes; and

•	changes in laws and policies governing foreign companies.

Substantially all of these purchases are made in the spot market, or under short-term contracts. In the event that we are unable to obtain crude oil in the spot market, or one or more of our supply arrangements is terminated or cannot be renewed, we may not be able to find alternative sources of supply. In addition, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of accidents, governmental regulation or third-party action. If we cannot obtain adequate crude oil volumes of the type and quality we require, or if we are able to obtain such types and volumes only at unfavorable prices, our results of operations could be affected in a materially adverse way.

We are subject to numerous environmental laws and regulations that require substantial expenditures and affect the way we operate, which could affect our business, future operating results or financial position in a materially adverse way.

We are subject to extensive federal, state and local laws and regulations, including those relating to the protection of the environment, waste management, discharge of hazardous materials, and the characteristics and composition of refined products. Certain of these laws and regulations also require assessment or remediation efforts at many of our facilities and at formerly owned or third-party sites. Environmental laws and regulations may impose liability on us for the conduct of third parties, or for actions that complied with applicable requirements when taken, regardless of negligence or fault. Environmental laws and regulations are subject to frequent change, and often become more stringent over time. Of particular significance to us are:

•

Methyl Tertiary Butyl Ether, or MTBE, remediation requirements: We currently use, and have used, MTBE in our Northeast U.S. refining and marketing operations to meet the oxygenate requirements for reformulated gasoline. Levels of MTBE and related constituents in groundwater are regulated by various government entities, some of which have banned or are considering a ban or phase-down of the use of MTBE. We have been required to engage in significant remediation activities at our marketing sites. Future costs for environmental remediation activities at our marketing sites will be influenced by the extent of MTBE contamination of groundwater, the cleanup of which is driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. Cost increases result directly from extended remedial operations and maintenance on sites that, under prior standards, could otherwise have been completed. Cost increases will also result from installation of additional remedial or monitoring wells and purchase of more expensive equipment because of the presence of MTBE. While actual cleanup costs for specific sites are variable and depend on many of the factors discussed above, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases.

•	Limitations on sulfur content of gasoline and on-road diesel fuels: The U.S. Environmental Protection Agency, or EPA, has adopted rules under the Clean Air Act that phase in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006. We expect these rules to have a significant impact on us and our operations, primarily on capital and operating expenditures at our refineries. The capital spending to comply with these rules is expected to be essentially completed in 2006, and we will incur higher operating costs as we continue to produce the low-sulfur fuels. We estimate that total capital outlays to comply with these new low-sulfur gasoline and on-road diesel fuel requirements will be approximately $750 million. Capital spending to meet these requirements totaled $637 million through December 31, 2005. In May 2004, the EPA adopted a third rule which will phase in limitations on the allowable sulfur content in off-road diesel fuel beginning in mid-2007. This new rule could have a significant impact on us and our operations.

•	National Ambient Air Quality Standards: In 1997, the EPA promulgated new, more stringent National Ambient Air Quality Standards for ozone and fine particles, which has resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where we operate facilities. In 2004, the EPA issued final non-attainment area designations for ozone and fine particles. These standards will result in further controls of nitrogen oxide, sulfur dioxide and volatile organic compound emissions. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which would require them to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. If a region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if a region cannot submit an approvable State Implementation Plan, there could be a moratorium on new highway projects and imposition of a Federal Implementation Plan, including potentially significant lifestyle changes to bring the region to attainment. Regulatory programs, when established to implement the EPA’s standards, could have an impact on us and our operations. However, while the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised State Implementation Plans to respond to the new regulations, it is possible that the new regulations will result in increased costs to us.

•	Natural resource damages: Certain federal and state government regulators have undertaken to seek compensation from companies like us for natural resource damages as an adjunct to remediation programs. Because we are involved in a number of remediation sites, a substantial increase in natural resource damage claims could result in substantially increased costs to us.

We also are subject to liabilities resulting from our current and past operations, including legal and administrative proceedings related to product liability, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims.

Compliance with current and future environmental laws and regulations likely will require us to make significant expenditures, increasing the overall cost of operating our businesses, including capital costs to construct, maintain and upgrade equipment and facilities. Our failure to comply with these laws and regulations could result in substantial fines or penalties against us or orders that could limit our operations and have a material adverse effect on our business or results of operations.

Product liability claims and litigation could adversely affect our business and results of operations.

Product liability is a significant commercial risk. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers based upon claims for injuries caused by the use of various products.

Along with other refiners, manufacturers and sellers of gasoline, owners and operators of retail gasoline sites, and manufacturers of MTBE, we are a defendant in approximately 60 cases in 16 states involving the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. The plaintiffs, which include private well owners, water providers and certain governmental authorities, are seeking compensatory damages (and in some cases injunctive relief, punitive damages and attorneys’ fees) for claims relating to the alleged manufacture and distribution of a defective product (MTBE-containing gasoline), and general allegations of groundwater contamination, nuisance, trespass, negligence, failure to warn, violation of environmental laws and deceptive business practices. All of the public water provider cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Motions to remand these cases to state court have been denied. Motions to dismiss were denied. Discovery is proceeding in four focus cases. We are the defendant in three of those cases. In addition, several of the private well owner cases are moving forward. We are a focus defendant in two of those cases. To date, insufficient information has been developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Accordingly, we have not been able to comprehensively evaluate our exposure in these cases. There can be no assurance that these or other product liability claims against us would not have a material adverse effect on our business or results of operations.

Federal and state legislation could have a significant impact on market conditions and adversely affect our business and results of operations.

Following the disruption to energy supply that occurred in the Gulf Coast region in connection with Hurricanes Katrina and Rita, federal energy policy legislation is being considered by the U.S. Congress. Any federal or state legislation could have a significant impact on market conditions and could adversely affect our business or results of operations in a material way.

Disputes under long-term contracts could affect our business and future operations in a materially adverse way.

We have numerous long-term contractual arrangements across our businesses which frequently include complex provisions. Interpretation of these provisions may at times lead to disputes with customers and/or suppliers. Unfavorable resolutions of these disputes could have a significant adverse affect on our business and results of operations.

Competition from companies having greater financial and other resources than we do could materially and adversely affect our business and results of operations.

We compete with domestic refiners and marketers in the northeastern United States and on the U.S. Gulf Coast, and with foreign refiners that import products into the United States. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. Certain of our competitors have larger and more complex refineries, and may be able to realize lower per barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do. Unlike these competitors, which have access to proprietary sources of controlled crude oil production, we obtain substantially all of our feedstocks from unaffiliated sources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil and other feedstocks or intense price fluctuations.

We also face strong competition in the market for the sale of retail gasoline and merchandise. Our competitors include service stations operated by fully integrated major oil companies and other well- recognized national or regional retail outlets, often selling gasoline or merchandise at aggressively competitive prices.

Our chemicals business competes with local, regional, national and international companies, some of which have greater financial, research and development, production and other resources than we do. We also face similarly strong competition in the sale of base oil lubricant products.

The actions of our competitors could lead to lower prices, or reduced margins, for the products we sell which could have an adverse effect on our business or results of operations.

Our operations are subject to operational hazards and unforeseen interruptions for which we may not be adequately insured, and from which we could suffer losses.

Our operations are subject to hazards and risks inherent in refining operations, chemical manufacturing and cokemaking and coal mining operations and the transportation and storage of crude oil, refined products and chemicals. These risks include explosions, fires, spills, adverse weather, natural disasters, mechanical failures, security breaches at our facilities, labor disputes and maritime accidents, any of which could result in loss of life or equipment, business interruptions, environmental pollution, personal injury and damage to our property and that of others. Our refineries, chemical plants, cokemaking and coal mining facilities, pipelines and storage facilities also may be potential targets for terrorist attacks.

We maintain insurance against many, but not all, potential losses or liabilities arising from operating hazards in amounts that we believe to be prudent. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. For example, insurance carriers now require broad exclusions for losses due to terrorist acts and acts of war. If we were to suffer a significant loss or incur significant liability for which we were not adequately insured, it could have a material adverse effect on our financial position.

If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be materially and adversely affected.

Delays or cost increases related to capital spending programs involving construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted internal rates of return and operating results. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we make. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	nonperformance by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.

Our forecasted internal rates of return are also based upon our projections of future market fundamentals which are not within our control, including changes in general economic conditions, available alternative supply and customer demand.

Any one or more of these factors could have a significant impact on our business. If we were unable to make up the delays associated with such factors or to recover the related costs, or if market conditions change, it could materially and adversely affect our financial position, results of operations or cash flows.

From time to time, our short-term cash needs may exceed our internally generated cash flow, and our business could be materially and adversely affected if we are not able to obtain the necessary funds from financing activities.

We have substantial short-term cash needs. These cash needs are primarily to satisfy working capital requirements, including crude oil purchases which fluctuate with the pricing and sourcing of crude oil. Our crude oil purchases generally have terms that are longer than the terms of our product sales. When the price we pay for crude oil decreases, this typically results in a reduction in cash generated from our operations. Our cash needs also include capital expenditures for base infrastructure, environmental and other regulatory compliance, maintenance turnarounds at our refineries and income improvement projects.

From time to time, our short-term cash requirements may exceed our cash generation. During such periods, we may need to supplement our cash generation with proceeds from financing activities. We cannot assure you that we will be able to obtain the necessary funds from financing activities (or that such funds will be available on favorable terms) to satisfy our short-term cash requirements. Our failure to do so could have a material adverse effect on our business.

We have various credit agreements and other financing arrangements that impose certain restrictions on us and may limit our flexibility to undertake certain types of transactions. If we fail to comply with the terms and provisions of our debt instruments, the indebtedness under them may become immediately due and payable, which could have a material adverse effect on our financial position.

Several of our existing debt instruments and financing arrangements contain customary restrictive covenants that limit our financial flexibility and that of our subsidiaries. Our credit facility requires the maintenance of certain financial ratios, satisfaction of certain financial condition tests and, subject to certain exceptions, imposes restrictions on:

•	incurrence of additional indebtedness;

•	issuance of preferred stock by our subsidiaries;

•	incurrence of liens;

•	sale and leaseback transactions;

•	agreements by our subsidiaries which would limit their ability to pay dividends, make distributions or repay loans or advances to us; and

•	fundamental changes, such as certain mergers and dispositions of assets.

Sunoco Logistics Partners L.P., the master limited partnership in which we hold a 47.9 percent interest, has a credit facility that contains similar covenants and also includes limitations on distributions to third-party partnership unit holders and to us. Increased borrowings by this subsidiary will raise the level of our total consolidated net indebtedness, and could restrict our ability to borrow money or otherwise incur additional debt.

If we do not comply with the covenants and other terms and provisions of our credit facilities, we will be required to request a waiver under, or an amendment to, those facilities. If we cannot obtain such a waiver or amendment, or if we fail to comply with the covenants and other terms and provisions of our indentures, we would be in default under our debt instruments, which may cause the indebtedness under them to become immediately due and payable, which could have a material adverse effect on our financial position.

Our ability to meet our debt service obligations depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. A portion of our cash flow from operations is needed to pay the principal of, and interest on, our indebtedness and is not available for other purposes. If we are unable to generate sufficient cash flow from operations, we may have to sell assets, refinance all or a portion of our indebtedness or obtain additional financing. We cannot assure you that we will be able to refinance our indebtedness, or that any such refinancing would be available on favorable terms.

Distributions from our subsidiaries may be inadequate to fund our capital needs, make payments on our indebtedness, and pay dividends on our equity securities.

As a holding company, we derive substantially all of our income from, and hold substantially all of our assets through, our subsidiaries. As a result, we depend on distributions of funds from our subsidiaries to meet our capital needs and our payment obligations with respect to our indebtedness. Our operating subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due with respect to our indebtedness or to provide us with funds for our capital needs or our debt payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those restricting the legal sources of dividends, could limit our subsidiaries’ ability to make payments or other distributions to us, or our subsidiaries could agree to contractual restrictions on their ability to make distributions.

Our rights with respect to the assets of any subsidiary and, therefore, the rights of our creditors with respect to those assets are effectively subordinated to the claims of that subsidiary’s creditors. In addition, if we were a creditor of any subsidiary, our rights as a creditor would be subordinate to any security interest in the assets of that subsidiary and any indebtedness of that subsidiary senior to that held by us.

If we cannot obtain funds from our subsidiaries as a result of restrictions under our debt instruments, applicable laws and regulations, or otherwise, we may not be able to meet our capital needs, pay interest or principal with respect to our indebtedness when due or pay dividends on our equity securities and we cannot assure you that we will be able to obtain the necessary funds from other sources, or on terms that will be acceptable to us.

We may need to use current cash flow to fund our pension and postretirement health care obligations, which could have a significant adverse effect on our financial position.

We have substantial benefit obligations in connection with our noncontributory defined benefit pension plans that provide retirement benefits for about one-half of our employees. We have made contributions to the plans each year since 2002 to improve their funded status, and we expect to make additional contributions to the plans in the future as well. Future adverse changes in the equity markets, or decreases in interest rates, could result in significant charges to the accumulated other comprehensive loss component of shareholders’ equity and additional significant increases in future pension expense and funding requirements. We also have substantial benefit obligations in connection with our postretirement health care plans that provide health care benefits for substantially all of our retirees. These plans are unfunded and the costs are shared by us and our retirees. To the extent that we have to fund our pension and postretirement health care obligations with cash from operations, we may be at a disadvantage to some of our competitors who do not have the same level of retiree obligations that we have.

The financial performance of our coke business is dependent upon customers in the steel industry whose failure to perform under their contracts with us could adversely affect our coke business.

Substantially all of our coke sales are currently made under long-term contracts with two subsidiaries of Mittal Steel USA, Inc. Competition from foreign steelmakers or an economic slowdown could have an adverse impact on the U.S. steel industry. In the event of nonperformance by our steelmaking customers, our results of operations and cash flows may be adversely affected.

A portion of our workforce is unionized, and we may face labor disruptions that could materially and adversely affect our operations.

Approximately 20 percent of our employees, including all hourly workers in our Marcus Hook, Philadelphia and Toledo refineries, are covered by many collective bargaining agreements with various terms and dates of expiration. We cannot assure you that we will not experience a work stoppage in the future as a result of labor disagreements. A labor disturbance at any of our major facilities could have a material adverse effect on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In June 2005, Sunoco, Inc. (R&M), a subsidiary of Sunoco, Inc., reached a global settlement relating to its refineries with the U.S. Environmental Protection Agency (“EPA”), and the Pennsylvania Department of Environmental Protection (“PADEP”), the City of Philadelphia Office of Air Management Services (“AMS”), the Ohio Environmental Protection Agency (“OEPA”), and the Oklahoma Department of Environmental Quality (“ODEQ”). (See the Company’s Form 10-Q for the quarterly period ended June 30, 2005.) The Consent Decree concerning this settlement was lodged with the U.S. District Court for the Eastern District of Pennsylvania in June 2005. A motion to enter the Consent Decree is pending. Under the Consent Decree, it is anticipated that Sunoco will make capital expenditures of approximately $275 million over an eight-year period in connection with the implementation of environmental improvement projects, will pay civil penalties aggregating $3 million to the EPA and the state and local agencies, and has committed to supplemental environmental projects of approximately $3.9 million. (For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Expenditures and Acquisitions” included in the 2005 Annual Report to Shareholders.)

Sun Pipe Line Company, a subsidiary of Sunoco, and other third parties, are shareholders of Mid-Valley Pipeline Company. In June 2005, Mid-Valley Pipeline Company, Sun Pipe Line Company, and Sunoco Pipeline L.P., a subsidiary of Sunoco Logistics Partners L.P. and the operator of Mid-Valley, received a letter from the U.S. Department of Justice, on behalf of the EPA, informing the companies of its intent to pursue court action seeking civil penalties for violations of the Clean Water Act. The violations arise from a release in November 2000 in Louisiana (see the Company’s Form 10-K for the fiscal year ended December 31, 2002) and a release in January 2005 in Kentucky. Penalties are reasonably likely to be in excess of $100,000. In addition, in June 2005, the Kentucky Environmental and Public Protection Cabinet initiated an administrative action against Mid-Valley Pipeline Company, in connection with the January 2005 release in Kentucky, seeking civil penalties and reimbursement of costs in excess of $100,000 (see the Company’s Form 10-Q for the quarterly period ended June 30, 2005).

In January 2004, Sunoco, Inc. and one of its independent dealers received an administrative order and notice of civil administration penalty assessment in excess of $100,000 from the New Jersey Department of Environmental Protection (“NJDEP”) alleging failure to remediate discharges at a service station location in Towaco, NJ and failure to submit and implement a remedial action work plan addendum for the site. (See the Company’s Form 10-K for the fiscal year ended December 31, 2003 and the Company’s Form 10-Q for the quarterly period ended March 31, 2004.) The location was formerly owned by Sunoco and sold to the dealer.

In January 2006, Sunoco, Inc. (R&M) received a demand from EPA and NJDEP for stipulated penalties in excess of $100,000 for failure to meet a deadline for complying with the requirements of New Source Performance Standards under the Clean Air Act for flaring devices at its Eagle Point facility. The deadline was set forth in a Consent Decree entered into in December 2003 prior to Sunoco’s acquisition of the facility.

MTBE Litigation

Sunoco is a defendant in approximately 60 lawsuits in 16 states, which involve the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. The lawsuits are substantially identical and the plaintiffs are generally private well owners, water providers and governmental authorities alleging that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product. Many other refiners and suppliers of gasoline are defendants in some or all of these cases. All of the public water provider cases have been removed to federal court and consolidated for pre-trial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Motions to remand these cases to their respective state courts have been denied. Joint motions to dismiss all or a portion of each of the cases were filed and the judge generally denied defendants’ motions, except for County of Suffolk and Suffolk County Water Authority v. Sunoco, et al., where such motion was denied prior to the consolidation. The cases assert product liability claims as well as causes of action for public and private nuisance, negligence, civil conspiracy, violation of environmental laws, and violation of state deceptive business practices acts. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, exemplary and punitive damages and attorneys’ fees. The cases include the following:

County of Suffolk and Suffolk County Water Authority v. Sunoco, et al. (Supreme Court of the State of New York, County of Suffolk), was served in January 2003.

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

Long Island Water Corporation v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in October 2003.

Water Authority of Great Neck North v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in November 2003.

Water Authority of Western Nassau County v. Sunoco, et al. (Supreme Court of the State of New York, County of New York), was served in November 2003.

Port Washington, NY, et al. v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in March 2004.

Incorporated Village of Sands Point v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was served in January 2004.

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

Village of Pawling v. Sunoco, et al. (Supreme Court of the State of New York, County of Duchess), was served in April 2004.

Town of Duxbury, et al. v. Sunoco, et al. (U.S. D. C., District of Massachusetts, E. D.), was served in December 2003.

Escambia County Utilities Authority v. Sunoco, Inc., et al. (Florida Circuit Court for Escambia County), was served in November 2003.

The following cases were brought by private well owners and contain similar allegations and remain in state court:

Armstrong, et al. v. Sunoco, et al. (Supreme Court of the State of New York, County of Orange), was served in June 2003.

Abrevaya, et al. v. Sunoco, et al. (Supreme Court of the State of New York, County of Orange), was served in November 2003.

Up to this point, for the group of MTBE cases currently pending, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at December 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of Sunoco, Inc.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years
Terence P. Delaney, 50 Vice President, Investor Relations and Planning	Mr. Delaney was elected to his present position in January 2003. He was Director, Investor Relations and Strategic Planning from April 2000 to January 2003.

Michael H.R. Dingus, 57 Senior Vice President, Sunoco, Inc., and President, Sun Coke Company	Mr. Dingus was elected Senior Vice President, Sunoco, Inc. in January 2002. He was elected a Vice President of Sunoco, Inc. in May 1999 and President, Sun Coke Company in June 1996.

John G. Drosdick, 62 Chairman, Chief Executive Officer and President, Sunoco, Inc., and Chairman of the Board of Directors, Sunoco Partners LLC	Mr. Drosdick was elected Chairman and Chief Executive Officer of Sunoco, Inc. in May 2000. He has been a Director and President of Sunoco, Inc. since December 1996. He was also Chief Operating Officer of Sunoco, Inc. from December 1996 to May 2000. Mr. Drosdick has been Chairman of the Board of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., since October 2001.

Bruce G. Fischer, 50 Senior Vice President, Sunoco Chemicals	Mr. Fischer was elected to his present position in January 2002. He was Vice President, Sunoco Chemicals from November 2000 to January 2002.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years

Michael J. Hennigan, 46 Senior Vice President, Supply, Trading, Sales and Transportation	Mr. Hennigan was elected to his present position in February 2006. He was Vice President, Product Trading, Sales and Supply from March 2001 to February 2006 and General Manager, Northeast Refining Wholesale Fuels, Marketing and Product Supply from October 2000 to March 2001.

Thomas W. Hofmann, 54 Senior Vice President and Chief Financial Officer	Mr. Hofmann was elected to his present position in January 2002. He was Vice President and Chief Financial Officer from July 1998 to January 2002.

Vincent J. Kelley, 46 Senior Vice President, Refining	Mr. Kelley was elected to his present position in February 2006. He was Vice President, Northeast Refining from March 2001 to February 2006 and Manager, Philadelphia Refinery from September 2000 to March 2001.

Joseph P. Krott, 42 Comptroller	Mr. Krott was elected to his present position in July 1998.

Michael S. Kuritzkes, 45 Senior Vice President and General Counsel	Mr. Kuritzkes was elected to his present position in January 2003. He was Vice President and General Counsel from May 2000 to January 2003.

Joel H. Maness, 55 Executive Vice President, Refining and Supply	Mr. Maness was elected to his present position in February 2006. He was Senior Vice President, Refining and Supply from September 2001 to February 2006 and Senior Vice President, Sunoco Northeast Refining from November 2000 to September 2001.

Paul A. Mulholland, 53 Treasurer	Mr. Mulholland was elected to his present position in April 2000.

Rolf D. Naku, 55 Senior Vice President, Human Resources and Public Affairs	Mr. Naku was elected to his present position in January 2003. He was Vice President, Human Resources and Public Affairs from May 2000 to January 2003.

Robert W. Owens, 52 Senior Vice President, Marketing	Mr. Owens was elected to his present position in September 2001. He was Senior Vice President, Sunoco Northeast Marketing from May 2000 to September 2001.

Charles K. Valutas, 55 Senior Vice President and Chief Administrative Officer	Mr. Valutas was elected to his present position in May 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides a summary of all repurchases by the Company of its common stock during the three-month period ended December 31, 2005:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
October 2005	—	$—	—	$568
November 2005	3,557	$75.56	3,555	$299
December 2005	338	$83.58	—	$306

Total	3,895	$76.26	3,555

*	All of the shares repurchased during the three-month period ended December 31, 2005 were acquired pursuant to the repurchase programs that Sunoco publicly announced on September 2, 2004 and on March 3, 2005 (see below), except for 2 thousand shares acquired in November 2005 and 338 thousand shares acquired in December 2005, which were purchased from employees. These shares were acquired in connection with stock swap transactions related to the exercise of stock options and with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	In September 2004, the Company’s Board of Directors (“Board”) approved a $500 million share repurchase program with no stated expiration date. On March 3, 2005, Sunoco publicly announced that its Board approved an additional $500 million share repurchase program with no stated expiration date.

The other information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 73 of the Company’s 2005 Annual Report to Shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 72 of the Company’s 2005 Annual Report to Shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 7-39 in the Company’s 2005 Annual Report to Shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to the Quantitative and Qualitative Disclosures about Market Risk on page 32 in the Company’s 2005 Annual Report to Shareholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information in the Company’s 2005 Annual Report to Shareholders is incorporated herein by reference: the Report of Independent Registered Public Accounting Firm on Financial Statements on page 42; the Consolidated Financial Statements on pages 43-46; the Notes to Consolidated Financial Statements on pages 47-70; and the Quarterly Financial and Stock Market Information on page 73.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of such controls. Management’s Report on Internal Control Over Financial Reporting in the Company’s 2005 Annual Report to Shareholders on page 40 and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting in the Company’s 2005 Annual Report to Shareholders on page 41 are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information on directors required by Item 401 of Regulation S-K appearing under the heading “Nominees for the Board of Directors” and the section entitled “Board and Committee Membership,” under the heading “Governance of the Company,” and the information required by Item 405 of Regulation S-K appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2005, is incorporated herein by reference.

Information concerning the Company’s executive officers appears in Part I of this Annual Report on Form 10-K.

Sunoco, Inc. has a Code of Business Conduct and Ethics (the “Code”), which applies to all officers, directors and employees, including the chief executive officer, the principal financial officer, the principal accounting officer and persons performing similar functions. A copy of the Code can be found on Sunoco’s website (www.SunocoInc.com). It is also available in printed form upon request. Sunoco intends to disclose on its website the nature of any future amendments to and waivers of the Code of Ethics that apply to the chief executive officer, the principal financial officer, the principal accounting officer or persons performing similar functions.

Sunoco’s Corporate Governance Guidelines and the Charters of its Audit, Compensation, Executive, Governance, and Public Affairs Committees are available on its website (www.SunocoInc.com), and are also available in printed form upon request.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Summary Compensation Table,” “Aggregated Option/ SAR Exercises and Year-End Values,” “Option Grant Table,” and “Other Long-Term Incentive Awards,” and under the headings “Other Compensation,” “Pension Plans,” “Severance Plans,” and “Directors’ Compensation,” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2005, is incorporated herein by reference, except that the Report of the Compensation Committee and the Stock Performance Graph contained in the Proxy Statement are specifically excluded from incorporation by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K appearing under the heading “Directors’ and Officers’ Ownership of Sunoco Stock” in the Company’s Proxy Statement and the information required by Item 201(d) of Regulation S-K appearing in the section entitled “Equity Compensation Plan Information” under the heading “Governance of the Company” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2005, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 404 of Regulation S-K appearing in the section entitled “Certain Relationships and Related Transactions” under the heading “Other Governance Matters” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2005, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A appearing in the section entitled “Item 3. Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year 2006” under the heading “Proposals on Which You May Vote” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2005, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

1.  Consolidated Financial Statements:

The information appearing in the Company’s 2005 Annual Report to Shareholders as described in Item 8 is incorporated herein by reference.

2.  Financial Statement Schedules:

Schedule II—Valuation Accounts is included on page 41 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

3.  Exhibits:

3.(i)	—Articles of Incorporation of Sunoco, Inc., as amended and restated effective as of March 1, 2006.

3.(ii)	—Sunoco, Inc. Bylaws, as amended and restated effective as of March 7, 2002 (incorporated by reference to Exhibit 3.(ii) of the Company’s 2001 Form 10-K filed March 7, 2002, File No. 1-6841).

4

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

10.2*

—Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.3*

—Sunoco, Inc. Directors’ Deferred Compensation Plan I, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.4*

—Sunoco, Inc. Directors’ Deferred Compensation Plan II, adopted effective as of January 1, 2005 (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.5*

—Sunoco, Inc. Deferred Compensation Plan, as amended effective January 1, 2005 and restated effective July 1, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.6*

—Sunoco, Inc. Pension Restoration Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.7*

—Sunoco, Inc. Savings Restoration Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.8*	—Sunoco, Inc. Executive Incentive Plan, as amended and restated as of March 1, 2006.

10.9*

—Sunoco, Inc. Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.10*

—Sunoco, Inc. Special Executive Severance Plan, as amended and restated as of February 6, 2003 (incorporated by reference to Exhibit 10.10 of the Company’s 2002 Form 10-K filed March 7, 2003, File No. 1-6841).

10.11*

—Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.12*

—Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.13*

—Form of Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed May 7, 2004, File No. 1-6841).

10.14*	—The Amended Schedule to the Form of Amended and Restated Indemnification Agreement.

10.15*

—Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of December 23, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s 2004 Form 10-K filed on March 4, 2005, File No. 1-6841).

10.16*	—Amended Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement.

10.17*

—Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of December 23, 2002 (incorporated by reference to Exhibit 10.16 of the Company’s 2004 Form 10-K filed March 4, 2005, File No. 1-6841).

10.18*	—Amended Schedule 2.1 to the Deferred Compensation and Benefits Trust Agreement.

10.19*	—Sunoco, Inc. Director Compensation Summary Sheet.

10.20*	—Sunoco, Inc. Executive Compensation Summary Sheet.

10.21

—Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of August 12, 2005, by and among Sunoco, Inc., as Borrower; the lenders party thereto; JP Morgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, Barclays Bank PLC, and Citibank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 16, 2005, File No. 1-6841).

10.22

—Omnibus Agreement, dated as of February 8, 2002, among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sunoco Texas Pipe Line Company, Sun Pipe Line Services (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.5 of the 2001 Form 10-K filed by Sunoco Logistics Partners L.P. on April 1, 2002, File No. 1-31219).

10.23

—Amendment No. 2006-1 to Omnibus Agreement, dated as of February 14, 2006, and effective January 1, 2006, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sun Pipe Line Company, Sun Pipe Line Delaware (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Sunoco Logistics Partners L.P. dated February 17, 2006, File No. 1-31219).

10.24

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

10.25

—Product Supply Agreement between BOC America (PGS), Inc. and Sunoco, Inc. (R&M) dated as of September 20, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed November 4, 2004, File No. 1-6841).

12	—Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 2005.

13	—Sunoco, Inc. 2005 Annual Report to Shareholders Financial Section.

14	—Sunoco, Inc. Code of Business Conduct and Ethics.

21	—Subsidiaries of Sunoco, Inc.

23	—Consent of Independent Registered Public Accounting Firm.

24.1	—Power of Attorney executed by certain officers and directors of Sunoco, Inc.

24.2	—Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

31.1	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Thomas W. Hofmann
Senior Vice President and Chief Financial Officer

Date March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on March 2, 2006:

ROBERT J. DARNALL*

Robert J. Darnall, Director

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
Thomas W. Hofmann Individually and as Attorney-in-Fact

SUNOCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION ACCOUNTS

For the Years Ended December 31, 2005, 2004 and 2003

(Millions of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions	Balance at End of Period
For the year ended December 31, 2005:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$2	$3	$—	$2	$3

For the year ended December 31, 2004:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$5	$6	$—	$9	$2

For the year ended December 31, 2003:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$11	$5	$—	$11	$5