Form 10-Q
period 2006-03-31
SUNOCO INC
filed 2006-05-04
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

At March 31, 2006, there were 132,619,150 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per Share Amounts)

	For the Three Months Ended March 31
	2006	2005
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$8,569	$7,191
Interest income	10	3
Other income, net (Notes 2 and 3)	14	15

	8,593	7,209

COSTS AND EXPENSES
Cost of products sold and operating expenses	7,454	6,059
Consumer excise taxes	628	585
Selling, general and administrative expenses (Note 2)	210	209
Depreciation, depletion and amortization	112	105
Payroll, property and other taxes	34	36
Interest cost and debt expense	26	23
Interest capitalized	(1)	(6)

	8,463	7,011

Income before income tax expense	130	198
Income tax expense	51	82

NET INCOME	$79	$116

Net income per share of common stock:
Basic	$.59	$.84
Diluted	$.59	$.83

Weighted-average number of shares outstanding (Notes 5 and 8):
Basic	132.9	138.2
Diluted	133.6	139.1

Cash dividends paid per share of common stock (Note 8)	$.20	$.15

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)	At March 31 2006	At December 31 2005
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$361	$919
Accounts and notes receivable, net	1,873	1,754
Inventories:
Crude oil	535	317
Petroleum and chemical products	430	322
Materials, supplies and other	171	160
Deferred income taxes	216	215

Total Current Assets	3,586	3,687

Investments and long-term receivables	144	143
Properties, plants and equipment	9,803	9,576
Less accumulated depreciation, depletion and amortization	3,977	3,918

Properties, plants and equipment, net	5,826	5,658
Prepaid retirement costs	12	12
Deferred charges and other assets (Note 3)	445	431

Total Assets	$10,013	$9,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,096	$3,014
Accrued liabilities (Note 6)	584	681
Current portion of long-term debt (Note 11)	240	177
Taxes payable	336	338

Total Current Liabilities	4,256	4,210

Long-term debt (Note 11)	1,284	1,234
Retirement benefit liabilities (Note 7)	567	563
Deferred income taxes	844	817
Other deferred credits and liabilities (Notes 3 and 6)	400	409
Commitments and contingent liabilities (Note 6)
Minority interests (Note 2)	635	647
Shareholders’ equity (Note 8)	2,027	2,051

Total Liabilities and Shareholders’ Equity	$10,013	$9,931

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Three Months Ended March 31
	2006	2005
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$79	$116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	112	105
Deferred income tax expense	17	26
Proceeds from power contract restructuring (Note 3)	—	48
Payments less than (in excess of) expense for retirement plans	4	(1)
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(41)	(385)
Inventories	(335)	(147)
Accounts payable and accrued liabilities	(140)	493
Taxes payable	(2)	(12)
Other	(7)	4

Net cash provided by (used in) operating activities	(313)	247

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(172)	(208)
Acquisitions (Note 3)	(109)	—
Proceeds from divestments (Note 3)	12	12
Other	(1)	3

Net cash used in investing activities	(270)	(193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of long-term debt	115	1
Repayments of long-term debt	(2)	(5)
Cash distributions to investors in cokemaking operations	(4)	(11)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(10)	(6)
Cash dividend payments	(27)	(21)
Purchases of common stock for treasury	(48)	(70)
Proceeds from issuance of common stock under management incentive plans	1	5
Other	—	(6)

Net cash provided by (used in) financing activities	25	(113)

Net decrease in cash and cash equivalents	(558)	(59)
Cash and cash equivalents at beginning of period	919	405

Cash and cash equivalents at end of period	$361	$346

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature. Results for the three months ended March 31, 2006 are not necessarily indicative of results for the full-year 2006.

Share and per-share data (except par value) presented for all periods reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on August 1, 2005 (Note 8).

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

Under existing tax law, the coke production at Jewell and Indiana Harbor is not eligible to generate nonconventional fuel tax credits after 2007. The energy policy legislation enacted in August 2005 includes additional tax credits pertaining to a portion of the coke production at Jewell, all of the coke production at Haverhill, where operations commenced in March 2005, and all future domestic coke plants placed into service by January 1, 2010. The new credits cover a four-year period, effective January 1, 2006 or the date any new facility is placed into service, if later. However, prior to their expiration dates, all of the tax credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $53.20 to $66.79 per barrel for 2005.) The domestic wellhead price averaged $56.84 per barrel for the two months ended February 28, 2006, $55.82 per barrel for the month of February 2006 and $50.26 per barrel for the year ended December 31, 2005. Based upon the Company’s estimate of domestic wellhead prices for the first quarter of 2006, Sun Coke recorded only 85 percent of the benefit of the tax credits that otherwise would have been available without regard to these phase-out provisions. The estimated impact of this phase-out reduced earnings for the first quarter of 2006 by $1 million after tax. The ultimate amount of the credits to be earned during 2006 will be based upon the average annual price of domestic crude oil at the wellhead. In addition, if the tax credits were phased out, the Company could be required under tax indemnity agreements to make cash payments to the third-party investors. Payments would be required only if the expected end of the applicable preferential return period was extended by two years or more and if the respective third-party investor was expected to achieve a cumulative after-tax return of less than approximately 6.5 percent. The Company currently does not believe that any payments would be required, even if the average annual wellhead crude oil price were to exceed the threshold at which the credits are completely phased out.

The Company also indemnifies the third-party investors for certain tax benefits available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. In certain of these cases, if performance under the indemnification is required, the Company also has the option to purchase the third-party investors’ interests. Although the Company believes it is remote that it will be required to make any payments under these indemnifications, at March 31, 2006, the maximum potential payment under these tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $620 million. If this were to occur, the minority interest balance would be reduced by approximately $185 million.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	Three Months Ended March 31
	2006	2005
Balance at beginning of year	$234	$287
Nonconventional fuel credit and other tax benefits*	(15)	(15)
Preferential return*	10	11
Cash distributions to third-party investors	(4)	(11)

Balance at end of period	$225	$272

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash change in the minority interest in cokemaking operations, are included in other income, net, in the condensed consolidated statements of income.

Logistics Operations

In the second quarter of 2005, Sunoco Logistics Partners L.P. (the “Partnership”), a master limited partnership in which Sunoco has an ownership interest, issued 2.8 million limited partnership units at a price of $37.50 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled approximately $99 million. These proceeds were used to redeem an equal number of limited partnership units owned by Sunoco. In the third quarter of 2005, the Partnership issued an additional 1.6 million limited partnership units at a price of $39.00 per unit. Proceeds from the offering, which totaled approximately $61 million, net of underwriting discounts and offering expenses, were used by the Partnership principally to repay a portion of the borrowings under its revolving credit facility.

As of March 31, 2006, Sunoco owned 12.06 million limited partnership units consisting of 6.37 million common units and 5.69 million subordinated units. Distributions on Sunoco’s subordinated units are payable only after the minimum quarterly distributions of $.45 per unit for the common units held by the public and Sunoco, including any arrearages, have been made. The subordinated units convert to common units if certain financial tests related to earning and paying the minimum quarterly distribution for the preceding three consecutive one-year periods have been met. In February 2006 and 2005, when the quarterly cash distributions pertaining to the fourth quarters of 2005 and 2004 were paid, the first two three-year requirements were satisfied. As a result, a total of 5.70 million of Sunoco’s subordinated units have been converted to common units, 2.85 million each in February 2006 and February 2005. If the Partnership continues to meet the financial tests through the fourth quarter of 2006, all of Sunoco’s remaining 5.69 million subordinated units would be converted to common units in February 2007.

The Partnership’s issuance of common units to the public has resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. The resultant gain to Sunoco on these transactions, which totaled approximately $125 million pretax at March 31, 2006, has been deferred as a component of minority interest in the Company’s condensed consolidated balance sheets as the common units issued do not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. The deferred gain would be recognized in income when Sunoco’s remaining subordinated units convert to common units at which time the common units become the residual interests.

In early May 2006, the Partnership commenced offerings utilizing its shelf registration statement under which it expects to issue $175 million of senior notes due 2016 and 2.4 million limited partnership units. The proceeds from these offerings, net of underwriting discounts and offering expenses, total approximately $272 million. The Partnership intends to use these proceeds to repay the outstanding borrowings under its revolving credit facility, which amounted to $216 million at March 31, 2006, and to fund additional growth capital opportunities. Both offerings are expected to be completed on May 8, 2006. Upon completion of the equity offering, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, is expected to decrease from 48 percent to 44 percent. The accounts of the Partnership will continue to be included in Sunoco’s consolidated financial statements.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	Three Months Ended March 31
	2006	2005
Balance at beginning of year	$397	$232
Minority interest share of income*	7	6
Increase attributable to Partnership management incentive plan	—	4
Cash distributions to third-party investors**	(10)	(6)

Balance at end of period	$394	$236

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.
**	During 2005, the Partnership increased its quarterly cash distribution per unit from $.625 to $.7125. In April 2006, the quarterly cash distribution per unit for the first quarter of 2006 was increased to $.75.

Epsilon Joint Venture Operations

Epsilon Products Company, LLC (“Epsilon”) is a joint venture that consists of polymer-grade propylene operations at Sunoco’s Marcus Hook, PA refinery and an adjacent polypropylene plant. The joint venture is a variable interest entity for which the Company is the primary beneficiary. As such, the accounts of Epsilon are included in Sunoco’s condensed consolidated financial statements.

The following table sets forth the minority interest balance and the changes to this balance attributable to the other joint venture partner’s interest in Epsilon (in millions of dollars):

	Three Months Ended March 31
	2006	2005
Balance at beginning of year	$16	$11
Minority interest share of income*	—	2

Balance at end of period	$16	$13

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.

3.	Changes in Business and Other Matters.

Acquisitions

Logistics Assets – In March 2006, Sunoco Logistics Partners L.P. purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from affiliates of Black Hills Energy, Inc. (“Black Hills”) for $41 million and the other from affiliates of Alon USA Energy, Inc. (“Alon”) for $68 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory. The Alon pipeline system is currently idled and is scheduled to be returned to service on June 1, 2006. The Partnership also expects to complete a $12 million project to expand capacity on the Alon pipeline system and to construct new tankage at the Nederland terminal to service these new volumes by the end of 2006. In August 2005, the Partnership completed the acquisition of another crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million. In December 2005, the Partnership also completed the acquisition of an ownership interest in the Mesa Pipeline from Chevron for $5 million, which coupled with the 7.2 percent interest it acquired from Sunoco, gave it a 37.0 percent ownership interest. The above acquisitions were initially funded with proceeds from borrowings under the Partnership’s revolving credit facility (Note 2).

The purchase price of the Black Hills acquisition has been allocated to the assets acquired based on their estimated fair market values at the acquisition date. The Partnership has engaged an independent appraisal firm to value the Black Hills assets. The appraisal is expected to be completed during the second quarter of 2006. The following is a summary of the effects of this transaction on Sunoco’s consolidated financial position (in millions of dollars):

Increase in:
Inventories	$2
Properties, plants and equipment, net	37
Deferred charges and other assets	2

$41

The purchase price of the other acquisitions has been included in properties, plants and equipment in the condensed consolidated balance sheets. No pro forma information has been presented since the acquisitions were not material in relation to Sunoco’s condensed consolidated results of operations.

Divestments

Retail Portfolio Management Program – A Retail Portfolio Management (“RPM”) program is ongoing, which is selectively reducing the Company’s invested capital in Company-owned or leased retail sites. During the 2003-2006 period, selected sites are being divested. Most of the sites are being converted to contract dealers and distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. The Company expects to generate divestment proceeds of approximately $230 million, of which $180 million has been received through March 31, 2006 related to the sale of 341 sites. During the first three months of 2006 and 2005, net gains of $4 and $3 million, respectively ($3 and $2 million after tax, respectively), were recognized in other income, net, in the condensed consolidated statements of income in connection with the RPM program. The Company expects the RPM program to generate additional gains during the remainder of 2006.

Other Matters

Phenol Supply Contract Dispute – During the third quarter of 2005, an arbitrator ruled that Sunoco was liable in an arbitration proceeding for breaching a supply agreement concerning the prices charged to Honeywell International Inc. (“Honeywell”) for phenol produced at Sunoco’s Philadelphia chemical plant from June 2003 through April 2005. In January 2006, the arbitrator ruled that Sunoco should bill Honeywell based on the pricing formula established in the arbitration until a second arbitration, set to begin in the second quarter of 2006, finalizes pricing for 2005 and beyond (see below). Damages of approximately $95 million ($56 million after tax), including prejudgment interest, were assessed, of which $27, $48 and $20 million pertained to 2005, 2004 and 2003, respectively. Such damages, which were paid to Honeywell in April 2006, were recorded as a charge against earnings in the 2005 consolidated statement of income ($78 million in the third quarter and $17 million in the fourth quarter). In March 2006, a U.S. District Court judge upheld the arbitrator’s ruling. The phenol supply agreement provides for a reopener for pricing on and after January 1, 2005 and sets forth specific standards for determining such pricing. The parties have been unsuccessful in negotiating the post-2004 price, and a new price will be determined in a second arbitration to be held before a different arbitrator. Sunoco believes the basis for the post-2004 pricing is substantially different from the basis of the award in the first arbitration.

Power Contract Restructuring – In December 2004, Sunoco and a subsidiary of FPL Energy (“FPL”) agreed to a restructuring of an agreement under which Sunoco may purchase steam from a natural gas fired cogeneration power plant owned and operated by FPL at Sunoco’s Marcus Hook refinery. Under the restructured terms, FPL surrendered its easement interest in land adjacent to the power plant on which four auxiliary boilers were constructed, thereby transferring ownership of the auxiliary boilers with an estimated fair market value of $33 million to Sunoco. FPL operates the auxiliary boilers on Sunoco’s behalf. When the cogeneration plant is in operation, Sunoco has the option to purchase steam from the facility at a rate equivalent to that set forth in the original agreement. As part of the restructuring, Sunoco has agreed to a long-term lease of the land on which the cogeneration facility was constructed to FPL and to modify certain terms in the existing agreement for an aggregate cash payment of $48 million, most of which is attributable to prepaid rent. Sunoco received this $48 million payment in January 2005. No gain or loss was recognized in connection with the restructuring. Upon completion of the restructured agreement in January 2005, deferred revenue of $81 million was recorded in other deferred credits and liabilities in the condensed consolidated balance sheet, which is being amortized into income over the 30-year term of the contract.

4.	Stock-Based Compensation.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), utilizing the modified-prospective method. SFAS No. 123R revised the accounting for stock-based compensation required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123R requires a fair-value-based method of accounting for share-based payment transactions, which is similar to the method followed by the Company under the provisions of SFAS No. 123. SFAS No. 123R also requires the use of a non-substantive vesting period approach for new share-based payment awards that vest when an employee becomes retirement eligible as is the case under Sunoco’s share-based awards (i.e., the vesting period cannot exceed the date an employee becomes retirement eligible). The effect will be to accelerate expense recognition compared to the vesting period approach that Sunoco previously followed under SFAS No. 123. Adoption of SFAS No. 123R did not have a material effect on the Company’s results of operations for the three-month period ended March 31, 2006. However, assuming the fair value of awards to be granted in the fourth quarter of 2006 are similar to the value of those granted in December 2005, the Company currently estimates that its after-tax compensation expense under SFAS No. 123R will be approximately $5-$10 million higher in 2006 than it would have been under SFAS No. 123 as a result of the accelerated expense recognition. The future impact of the non-substantive vesting period will be dependent upon the value of future stock-based awards granted to employees who are eligible to retire prior to the normal vesting periods of the awards.

The stock options granted under the Company’s management incentive plans have a 10-year term, are not exercisable until two years after the date of grant and permit optionees to purchase Company stock at its fair market value on the date of grant. Under SFAS No. 123, the fair value of the stock options was estimated using the Black-Scholes option pricing model. Use of this model requires the Company to make certain assumptions regarding the term that the options are expected to be outstanding (“expected life”), as well as regarding the risk-free interest rate, the Company’s expected dividend yield and the expected volatility of the Company’s stock price during the period the options are expected to be outstanding. The expected life and dividend yield are estimated based on historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant for periods that are approximately equal to the expected life. The Company uses historical share prices, for a period equivalent to the options’ expected life, to estimate the expected volatility of the Company’s share price. The Company continues to use the Black-Scholes option pricing model to estimate the fair value of stock options under SFAS No. 123R.

During the three months ended March 31, 2006 and 2005, 46,870 and 564,732 stock options, respectively, were exercised with an intrinsic value of $3 and $17 million, respectively. Cash received from the exercise of options during the three months ended March 31, 2006 totaled $1 million and the related tax benefit realized was $1 million. At March 31, 2006, there were 1,486,886 stock options outstanding, of which 286,536 were exercisable. As of this date, the aggregate intrinsic value of all of the outstanding stock options was $47 million, while the aggregate intrinsic value and the weighted average remaining contractual term of the exercisable options was $17 million and six years, respectively.

Common stock unit awards under the Company’s management incentive plans mature upon completion of a three-year service period or upon attainment of predetermined performance targets during the three-year period. For the performance-based awards, adjustments for attainment of performance targets can range from 0–200 percent of the award grant. Awards are payable in cash or common stock. Awards to be paid in cash are classified as liabilities in the Company’s condensed consolidated balance sheets and are re-measured for expense purposes at fair value each period (based on the fair value of an equivalent number of Sunoco common shares at the end of the period) with any change in fair value recognized as an increase or decrease in income. For awards to be settled in common stock, the fair value for expense purposes is based on the closing price of the Company’s shares on the date of grant.

During the three months ended March 31, 2006 and 2005, 527,000 and 276,000 common stock units, respectively, were settled in cash and 69,200 and 53,200 common stock units, respectively, were settled in common stock. The intrinsic value of the common stock units that were settled in cash during the three months ended March 31, 2006 and 2005 totaled $43 and $12 million, respectively, while the intrinsic value of the common stock unit awards that were settled in common stock totaled $5 and $2 million, respectively. At March 31, 2006, excluding any potential adjustment for performance, there were 531,140 common stock units outstanding payable in cash and 162,115 payable in stock with an aggregate intrinsic value of $41 and $13 million, respectively.

For the three months ended March 31, 2006 and 2005, the Company recognized stock-based compensation expense of $10 and $13 million, respectively, and related tax benefits of $4 and $5 million, respectively. As of March 31, 2006, total compensation cost related to nonvested awards not yet recognized was $49 million, and the weighted-average period over which this cost is expected to be recognized in income is 1.7 years. The stock-based compensation expense and the total compensation cost related to nonvested awards not yet recognized reflect the Company’s estimates of performance factors pertaining to performance-based common stock unit awards.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Three Months Ended March 31
	2006	2005
Weighted-average number of common shares outstanding – basic	132.9	138.2
Add effect of dilutive stock incentive awards	.7	.9

Weighted-average number of shares - diluted	133.6	139.1

6.	Commitments and Contingent Liabilities.

Commitments

Sunoco is contingently liable under various arrangements which guarantee debt of third parties aggregating to approximately $6 million at March 31, 2006. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

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

Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation (“Aristech”), a wholly owned subsidiary of Mitsubishi Corporation (“Mitsubishi”), for $506 million in cash and the assumption of $163 million of debt. Contingent payments (the “earn out”) may also be made if realized margins for polypropylene and phenol exceed certain agreed-upon thresholds through 2006. For 2005, a $14 million payment was earned, which was paid in April 2006. Any additional contingent payment earned in 2006 is limited to $90 million. All earn-out payments are being treated as adjustments to the purchase price. In addition, Mitsubishi is responsible for up to $100 million of any potential environmental liabilities of the business identified through January 1, 2026 arising out of or related to the period prior to the acquisition date.

Environmental Remediation Activities

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise deal with the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities.

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At March 31 2006	At December 31 2005
Accrued liabilities	$41	$37
Other deferred credits and liabilities	93	100

	$134	$137

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2005	$48	$74	$5	$15	$4	$2	$148
Accruals	1	4	—	1	—	—	6
Payments	(3)	(5)	—	—	(1)	—	(9)
Other	—	—	—	1	—	—	1

Balance at March 31, 2005	$46	$73	$5	$17	$3	$2	$146

Balance at January 1, 2006	$36	$78	$3	$15	$3	$2	$137
Accruals	—	5	—	1	1	—	7
Payments	(2)	(6)	—	(1)	(1)	—	(10)

Balance at March 31,2006	$34	$77	$3	$15	$3	$2	$134

Sunoco’s accruals for environmental remediation activities reflect management’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are both probable and reasonably estimable. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent they are probable of occurrence and reasonably estimable.

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At March 31, 2006, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $85 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party”

(“PRP”). As of March 31, 2006, Sunoco had been named as a PRP at 36 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s negligible participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $4 million at March 31, 2006. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact multiple Sunoco facilities and formerly owned and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $22 million at March 31, 2006 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Environmental Regulatory Matters

The U.S. Environmental Protection Agency (“EPA”) adopted rules under the Clean Air Act (which relates to emissions of materials into the air) that phase in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006 (“Tier II”). The rules include banking and trading credit systems, which could provide refiners flexibility through 2006 for the low-sulfur gasoline and through May 2010 for the on-road low-sulfur diesel. These rules are expected to have a significant impact on Sunoco and its operations, primarily with respect to the capital and operating expenditures at its five refineries. The Tier II capital spending is expected to be essentially completed in 2006, while the higher operating costs will be incurred when the low-sulfur fuels are produced. The Company’s estimate of total capital outlays to comply with the Tier II low-sulfur gasoline and on-road diesel requirements is approximately $750 million. Capital spending to meet these requirements totaled $689 million through March 31, 2006. In May 2004, the EPA adopted a third rule which will phase in limitations on the allowable sulfur content in off-road diesel fuel beginning in mid-2007. The off-road diesel rule is not expected to require significant capital expenditures by Sunoco. The ultimate impact of the rules may be affected by such factors as technology selection, the effectiveness of the systems pertaining to banking and trading credits, timing uncertainties created by permitting requirements and construction schedules and any effect on prices created by changes in the level of gasoline and diesel fuel production.

In 1997, the EPA promulgated new, more stringent National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles, which has resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. In 2004, the EPA issued final non-attainment area designations for ozone and fine particles. These standards will result in further controls of nitrogen oxide, sulfur dioxide and volatile organic compound emissions. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which would require them to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. If a region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if a region cannot submit an approvable State Implementation Plan, there could be a moratorium on new highway projects and imposition of a Federal Implementation Plan, including potentially significant lifestyle changes to bring the region to attainment. However, EPA’s designation of ozone non-attainment areas and the EPA’s rule on state implementation are currently being challenged by the State of Ohio, trade associations and health and environmental groups. In 2005, EPA issued a final rule revoking a previously proposed 1-hour ozone standard and related provisions in favor of a more stringent 8-hour standard. The EPA issued a subsequent rule codifying the revocation of the 1-hour ozone standard for the areas with effective 8-hour ozone non-attainment designations. Both industry and environmental groups have filed lawsuits challenging various provisions of the final rule. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is within one of these attainment areas. Regulatory programs, when established to implement the EPA’s standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised State Implementation Plans to respond to the new regulations.

In August 2005, new federal energy policy legislation was enacted. The act set a new renewable fuels mandate for ethanol use in gasoline (immediately in California and on May 5, 2006 for the rest of the nation). Although the act did not ban MTBE, Sunoco has decided to discontinue the use of MTBE and increase its use of ethanol in gasoline. While management expects ethanol will continue to be adequately supplied, this change by Sunoco and other refiners in the industry could have price and supply implications in the marketplace. Any additional Federal and state legislation could also have a significant impact on market conditions and the profitability of Sunoco and the industry in general.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, owners and operators of retail gasoline sites, and manufacturers of MTBE, are defendants in approximately 60 cases in 16 states involving the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. Plaintiffs, which include private well owners, water providers and certain governmental authorities, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims but additional claims are also being asserted including, nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, exemplary and punitive damages and attorneys’ fees. All of the public water provider cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Motions to remand these cases to state courts have been denied. Motions to dismiss were denied. Discovery is proceeding in four focus cases. Sunoco is a defendant in three of these cases. In addition, several of the private well owner cases are moving forward. Sunoco is a focus defendant in two of those cases. Up to this point, for the group of MTBE cases currently pending, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. The ultimate outcome of pending proceedings and other matters identified above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2006. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

7.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended March 31		Three Months Ended March 31
	2006	2005	2006	2005
Service cost (cost of benefits earned during the year)	$13	$12	$3	$2
Interest cost on benefit obligations	21	21	5	6
Expected return on plan assets	(23)	(22)	—	—
Amortization of:
Prior service cost (benefit)	1	1	(1)	(1)
Unrecognized losses	10	7	1	1

Total expense	$22	$19	$8	$8

8.	Shareholders’ Equity.

	At March 31 2006	At December 31 2005
	(Millions of Dollars)
Common stock, par value $1 per share	$280	$280
Capital in excess of par value	1,593	1,587
Earnings employed in the business	3,785	3,766
Accumulated other comprehensive loss	(191)	(192)
Common stock held in treasury, at cost	(3,440)	(3,390)

Total	$2,027	$2,051

On July 7, 2005, the Company’s Board of Directors (“Board”) approved a two-for-one split of Sunoco’s common stock to be effected in the form of a stock dividend. The shares were distributed on August 1, 2005 to shareholders of record as of July 18, 2005. In connection with the common stock split, the number of authorized shares of common stock was increased from 200 million to 400 million, and the shares of common stock reserved for issuance pertaining to Sunoco’s 6 3/4 percent convertible debentures and various employee benefit plans were proportionally increased in accordance with the terms of those respective agreements and plans.

During the first three months of 2006, the Company repurchased 625,000 shares of common stock for $48 million under an existing repurchase authorization. At March 31, 2006, the Company had a remaining authorization from its Board to purchase up to $259 million of Company common stock in the open market from time to time depending on prevailing market conditions and available cash.

The Company increased the quarterly cash dividend paid on common stock from $.15 per share ($.60 per year) to $.20 per share ($.80 per year) beginning with the second quarter of 2005 and then to $.25 per share ($1.00 per year) beginning with the second quarter of 2006. The estimated $33 million dividend for the second quarter of 2006 has been reflected as a reduction in earnings employed in the business at March 31, 2006.

9.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income (in millions of dollars):

	Three Months Ended March 31
	2006	2005
Net income	$79	$116
Other comprehensive income, net of related income taxes:
Net hedging gains (losses)	(1)	3
Reclassifications of net hedging (gains) losses to earnings	2	(2)

Comprehensive income	$80	$117

10.	Business Segment Information.

The following table sets forth certain income statement information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Three Months Ended March 31, 2006	Unaffiliated Customers	Inter- segment
Refining and Supply	$4,120	$2,369	$73
Retail Marketing	2,949	—	—
Chemicals	599	—	14
Logistics	783	477	6
Coke	118	3	14
Corporate and Other	—	—	(28	)*

Consolidated	$8,569		$79

Three Months Ended March 31, 2005
Refining and Supply	$3,437	$1,980	$108
Retail Marketing	2,470	—	(8)
Chemicals	659	—	33
Logistics	535	476	3
Coke	90	—	10
Corporate and Other	—	—	(30	)**

Consolidated	$7,191		$116

*	Consists of $16 million of after-tax corporate expenses and $12 million of after-tax net financing expenses and other.
**	Consists of $16 million of after-tax corporate expenses and $14 million of after-tax net financing expenses and other.

11.	Subsequent Event.

On May 4, 2006, the Company notified the trustee of its 9 3/8 percent debentures of its intention to redeem the debentures. As a result, this debt, with an aggregate principal amount outstanding of $56 million, has been classified as current portion in the condensed consolidated balance sheet at March 31, 2006. The Company expects to recognize a loss of less than $1 million in the second quarter of 2006 on the early extinguishment of the debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended March 31		Variance
	2006	2005
	(Millions of Dollars)
Refining and Supply	$73	$108	$(35)
Retail Marketing	—	(8)	8
Chemicals	14	33	(19)
Logistics	6	3	3
Coke	14	10	4
Corporate and Other:
Corporate expenses	(16)	(16)	—
Net financing expenses and other	(12)	(14)	2

Consolidated net income	$79	$116	$(37)

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended March 31, 2006, Sunoco earned $79 million, or $.59 per share of common stock on a diluted basis, compared to $116 million, or $.83 per share, for the first quarter of 2005.

The $37 million decrease in net income in the first quarter of 2006 was primarily due to higher expenses ($40 million), including fuel charges; lower chemical margins ($13 million); and lower production of refined products ($7 million). Partially offsetting these negative factors were higher wholesale fuels margins ($10 million); higher retail gasoline margins ($7 million) and higher earnings from Sunoco’s Coke ($4 million) and Logistics ($3 million) businesses.

Refining and Supply

	For the Three Months Ended March 31
	2006	2005
Income (millions of dollars)	$73	$108
Wholesale margin* (per barrel):
Total Refining and Supply	$6.13	$5.93
Northeast Refining	$5.35	$6.11
MidContinent Refining	$8.38	$5.42
Crude inputs as percent of crude unit rated capacity	93	97
Throughputs (thousands of barrels daily):
Crude oil	835.3	875.0
Other feedstocks	68.8	52.7

Total throughputs	904.1	927.7

Products manufactured (thousands of barrels daily):
Gasoline	427.6	442.9
Middle distillates	308.1	304.3
Residual fuel	70.8	77.3
Petrochemicals	35.8	38.6
Lubricants	13.2	12.6
Other	85.4	89.5

Total production	940.9	965.2
Less: Production used as fuel in refinery operations	44.3	46.7

Total production available for sale	896.6	918.5

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply earned $73 million in the current quarter versus $108 million in the first quarter of 2005. The $35 million decrease in earnings was due to lower production volumes ($7 million), primarily in Northeast Refining, and higher expenses ($37 million). The lower volumes were mainly a result of a previously announced scheduled maintenance turnaround at the Philadelphia refinery in late February and early March. In addition, the Toledo refinery also had a planned maintenance turnaround at the end of March and the beginning of April. The higher expenses in the quarter were mainly the result of higher purchased fuel costs and expenses associated with the maintenance activities. Also contributing to the increase in expenses were operating costs to produce low-sulfur gasoline. Realized margins were slightly higher than the year-ago period ($10 million) with higher margins in the MidContinent being partially offset by lower margins in the Northeast.

Retail Marketing

	For the Three Months Ended March 31
	2006	2005
Loss (millions of dollars)	$—	$(8)
Retail margin* (per barrel):
Gasoline	$2.85	$2.37
Middle distillates	$5.02	$5.06
Sales (thousands of barrels daily):
Gasoline	287.5	289.8
Middle distillates	46.5	49.4

	334.0	339.2

Retail gasoline outlets	4,737	4,805

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing broke even in the current quarter versus a loss of $8 million in the first quarter of 2005. While retail gasoline margins were poor during most of the current quarter, there was a $7 million after-tax improvement versus the year-ago period. Monthly gasoline and diesel throughput per Company owned or leased outlet was approximately the same versus the first quarter of 2005.

A Retail Portfolio Management (“RPM”) program is ongoing, which is selectively reducing the Company’s invested capital in Company-owned or leased sites. During the 2003-2006 period, selected sites are being divested. Most of the sites are being converted to contract dealers or distributors thereby retaining most of the gasoline sales attributable to the divested sites within the Sunoco branded business. The Company expects to generate divestment proceeds of approximately $230 million, of which $180 million has been received through March 31, 2006 related to the sale of 341 sites. During the first three months of 2006 and 2005, net after-tax gains of $3 and $2 million, respectively, were recognized in connection with the RPM program. The Company expects the RPM program will generate additional gains in 2006.

Chemicals

	For the Three Months Ended March 31
	2006*	2005
Income (millions of dollars)	$14	$33
Margin** (cents per pound):
All products***	10.9	12.6
Phenol and related products	9.1	11.0
Polypropylene***	13.2	15.4
Sales (millions of pounds):
Phenol and related products	633	681
Polypropylene	562	533
Other	21	33

	1,216	1,247

*	The income and margin data reflect a new pricing formula for 2006 sales of phenol to Honeywell International Inc. based upon unfavorable arbitration decisions in the third quarter of 2005 and first quarter of 2006 (see below).
**	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
***	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $14 million in the first quarter of 2006 versus $33 million in the prior-year quarter. The $19 million decrease in earnings was due primarily to lower margins for both phenol and polypropylene ($13 million) and higher expenses ($5 million), due in part to higher fuel and utility costs.

During the third quarter of 2005, an arbitrator ruled that Sunoco was liable in an arbitration proceeding for breaching a supply agreement concerning the prices charged to Honeywell International, Inc. (“Honeywell”) for phenol produced at Sunoco’s Philadelphia chemical plant from June 2003 through April 2005. In January 2006, the arbitrator ruled that Sunoco should bill Honeywell based on the pricing formula established in the arbitration until a second arbitration, set to begin in the second quarter of 2006, finalizes pricing for 2005 and beyond (see below). Damages of approximately $95 million, including prejudgment interest, were assessed, of which $27, $48 and $20 million pertained to 2005, 2004 and 2003, respectively. Such damages, which were paid to Honeywell in April 2006, have been reported as a charge against 2005 earnings and were shown separately as Phenol Supply Contract Dispute under Corporate and Other in the Earnings Profile of Sunoco Businesses ($46 million after tax in the third quarter and $10 million after tax in the fourth quarter). In March 2006, a U.S. District Court judge upheld the arbitrator’s ruling. The phenol supply agreement provides for a reopener for pricing on and after January 1, 2005 and sets forth specific standards for determining such pricing. The parties have been unsuccessful in negotiating the post-2004 price, and a new price will be determined in a second arbitration to be held before a different arbitrator. Sunoco believes the basis for the post-2004 pricing is substantially different from the basis of the award in the first arbitration. (See Note 3 to the condensed consolidated financial statements.)

Logistics

Sunoco’s Logistics business earned $6 million in the first quarter of 2006 versus $3 million in the first quarter of 2005. The $3 million increase in earnings was due largely to the absence of a $3 million after-tax accrual attributable to a pipeline spill in January 2005 and a $2 million unfavorable tax adjustment, partially offset by Sunoco’s reduced ownership in the Partnership subsequent to the 2005 public offerings (see “Financial Condition – Other Cash Flow Information” below).

In March 2006, the Partnership purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from affiliates of Black Hills Energy, Inc. (“Black Hills”) for $41 million and the other from affiliates of Alon USA Energy, Inc. (“Alon”) for $68 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory. The Alon pipeline system is currently idled and is scheduled to be returned to service on June 1, 2006. The Partnership also expects to complete a $12 million project to expand capacity on the Alon pipeline system and to construct new tankage at the Nederland terminal to service these new volumes by the end of 2006. In August 2005, the Partnership completed the acquisition of another crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million. In December 2005, the Partnership also completed the acquisition of an ownership interest in the Mesa Pipeline from Chevron for $5 million, which coupled with the 7.2 percent interest it acquired from Sunoco, gave it a 37.0 percent ownership interest. The above acquisitions were initially funded with proceeds from borrowings under the Partnership’s revolving credit facility (see “Financial Condition – Financial Capacity” below).

Coke

Coke earned $14 million in the first quarter of 2006 versus $10 million in the first quarter of 2005. The $4 million increase in earnings was due primarily to higher income from the cokemaking facility in Haverhill, OH, which commenced operations in March 2005, lower selling, general and administrative expenses and slightly higher tax benefits from cokemaking operations despite a partial phase-out of the benefits as a result of the high level of crude oil prices during the first quarter of 2006 (see below).

Under existing tax law, the coke production at Jewell and Indiana Harbor is not eligible to generate nonconventional fuel tax credits after 2007, which is expected to result in a decline in Sun Coke’s annual income of approximately $12 million on an after-tax basis beginning in 2008. The energy policy legislation enacted in August 2005 includes additional tax credits pertaining to a portion of the coke production at Jewell, all of the production at Haverhill and all future domestic coke plants placed into service by January 1, 2010. The new credits cover a four-year period, effective January 1, 2006 or the date any new facility is placed into service, if later. Beginning in 2006, the new credits attributable to Sun Coke’s existing Jewell and Haverhill facilities are expected to result in an increase in Sun Coke’s annual income of approximately $6 million after tax. However, prior to their expiration dates, all of the tax credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $53.20 to $66.79 per barrel for 2005.) The domestic wellhead price averaged $56.84 per barrel for the two months ended February 28, 2006, $55.82 per barrel for the month of February 2006 and $50.26 per barrel for the year ended December 31, 2005. If the annual crude oil price averages at or above the top of the inflation-adjusted range during 2006 or 2007, then it is estimated the corresponding reduction in Sun Coke’s after-tax income would approximate $24 million for each year. Based upon the Company’s estimate of domestic wellhead prices for the first quarter of 2006, Sun Coke recorded only 85 percent of the benefit of the tax credits that otherwise would have been available without regard to these phase-out provisions. The estimated impact of the phase-out reduced earnings for the first quarter of 2006 by $1 million after tax. The ultimate amount of the credits to be earned during 2006 will be based upon the average annual price of domestic crude oil at the wellhead. The above estimates incorporate increased coke prices resulting from the expiration or any phase out of the tax credits with respect to coke sold under long-term contracts from the

Indiana Harbor and Haverhill plants. The Company also could be required to make cash payments to the third-party investors if the tax credit is reduced as a result of increased domestic crude oil prices. However, the Company currently does not believe that any such payments would be required. (See Note 2 to the condensed consolidated financial statements.)

In August 2004, Sun Coke entered into a series of agreements with two major steel companies (the “Off-takers”) with respect to the development of a 1.7 million tons-per-year cokemaking facility and associated cogeneration power plant in Vitória, Brazil. Those agreements generally include: technology license agreements whereby Sun Coke has licensed its proprietary technology to a project company (the “Project Company”); an engineering and technical services agreement whereby Sun Coke is providing engineering and construction–related technical services to the Project Company; an operating agreement whereby a local subsidiary of Sun Coke will operate the cokemaking and water treatment plant facilities for a term of not less than 15 years; and an investment agreement by and among Sun Coke and the Off-takers whereby Sun Coke has acquired an initial one percent equity interest in the Project Company and an option to purchase an additional 19 percent equity interest. Sun Coke expects to exercise this option in 2006 or 2007 for approximately $35 million. The Off-takers will purchase from the Project Company all coke production under long-term agreements, and one of the Off-takers will purchase all of the electricity produced at the cogeneration power plant. Those off-take agreements are still to be negotiated. Construction of the facilities commenced in November 2004 and the facilities are expected to be operational in the fourth quarter of 2006.

Sun Coke is currently discussing other opportunities for developing new heat recovery cokemaking facilities with several domestic and international steel companies. Such cokemaking facilities could be either wholly owned or owned through a joint venture with one or more parties. The steel company customers would be expected to purchase the coke production on a take-or-pay or equivalent basis.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $16 million after tax in both three-month periods.

Net Financing Expenses and Other – Net financing expenses and other were $12 million after tax in the first quarter of 2006 versus $14 million in the prior-year quarter. The $2 million decline was primarily due to higher interest income ($4 million), partially offset by a decrease in capitalized interest ($3 million).

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $8.59 billion in the first quarter of 2006 compared to $7.21 billion in the first quarter of 2005. The 19 percent increase was primarily due to higher refined product prices. An increase in revenues due to higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes was essentially offset by lower refined product sales volumes.

Costs and Expenses — Total pretax costs and expenses were $8.46 billion in the current quarter compared to $7.01 billion in the first quarter of 2005. The 21 percent increase was primarily due to higher crude oil acquisition costs resulting from price increases. Also contributing to the increase in total pretax costs and expenses were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and higher consumer excise taxes.

FINANCIAL CONDITION

Cash and Working Capital

At March 31, 2006, Sunoco had cash and cash equivalents of $361 million compared to $919 million at December 31, 2005, and had a working capital deficit of $670 million compared to a working capital deficit of $523 million at December 31, 2005. The $558 million decrease in cash and cash equivalents was due to $313 million of net cash used in operating activities and a $270 million net use of cash in investing activities, partially offset by $25 million of net cash provided by financing activities. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at March 31, 2006 by $2,477 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first three months of 2006, Sunoco had a net use of cash in operating activities of $313 million compared to $247 million of net cash provided by operating activities (“cash generation”) in the first three months of 2005. This $560 million decrease in cash generation was primarily due to an increase in working capital uses pertaining to operating activities. Also contributing to the decline in cash generation were the decrease in net income and the absence of $48 million of cash proceeds received in the first quarter of 2005 in connection with a power contract restructuring. The increase in working capital uses reflects an increase in crude oil inventories as a result of reduced crude oil inputs in connection with refinery turnaround activity late in the first quarter. An increase in refined product inventories and incentive compensation payments to employees also contributed to the increase in working capital uses during the quarter.

Other Cash Flow Information

In the second quarter of 2005, the Partnership issued 2.8 million limited partnership units at a price of $37.50 per unit. Proceeds from the offering, net of underwriting discounts and offering expenses, totaled approximately $99 million. These proceeds were used to redeem an equal number of limited partnership units owned by Sunoco. In the third quarter of 2005, the Partnership issued an additional 1.6 million limited partnership units at a price of $39.00 per unit. Proceeds from the offering, which totaled approximately $61 million, net of underwriting discounts and offering expenses, were used by the Partnership principally to repay a portion of the borrowings under its revolving credit facility.

As of March 31, 2006, Sunoco owned 12.06 million limited partnership units consisting of 6.37 million common units and 5.69 million subordinated units. Distributions on Sunoco’s subordinated units are payable only after the minimum quarterly distributions of $.45 per unit for the common units held by the public and Sunoco, including any arrearages, have been made. The subordinated units convert to common units if certain financial tests related to earning and paying the minimum quarterly distribution for the preceding three consecutive one-year periods have been met. In February 2006 and 2005, when the quarterly cash distributions pertaining to the fourth quarters of 2005 and 2004 were paid, the first two three-year requirements were satisfied. As a result, a total of 5.70 million of Sunoco’s subordinated units have been converted to common units, 2.85 million each in February 2006 and February 2005. If the Partnership continues to meet the financial tests through the fourth quarter of 2006, all of Sunoco’s remaining 5.69 million subordinated units would be converted to common units in February 2007.

The Partnership’s issuance of common units to the public has resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. The resultant gain to Sunoco on these transactions, which totaled approximately $125 million pretax at March 31, 2006, has been deferred as a component of minority interest in the Company’s condensed consolidated balance sheets as the common units issued do not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. The deferred gain would be recognized in income when Sunoco’s remaining subordinated units convert to common units at which time the common units become the residual interests.

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

The Company has a revolving credit facility (the “Facility”) totaling $900 million, which matures in August 2010. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At March 31, 2006, the Company’s tangible net worth was $2.3 billion and its targeted tangible net worth was $1.4 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At March 31, 2006, this ratio was .33 to 1. At March 31, 2006, the Facility was being used to support $103 million of floating-rate notes due 2034.

Sunoco Logistics Partners L.P. has a $300 million revolving credit facility, which matures in November 2010. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. It includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. At March 31, 2006, $216 million was outstanding under this credit facility. During the first quarter of 2006, $109 million was drawn against the facility to fund the Partnership’s March 2006 acquisition of two separate crude oil pipeline systems and related storage facilities located in Texas. The Partnership recently commenced debt and equity offerings under its shelf registration statement (see below) to repay the borrowings under its credit facility, which had been used to fund its previous acquisitions, and to fund additional growth capital opportunities. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4.75 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3 to 1. At March 31, 2006, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.4 to 1 and the interest coverage ratio was 4.6 to 1.

Epsilon, the Company’s consolidated joint venture, has a $40 million revolving credit facility that matures in September 2006. The credit facility contains restrictive covenants which, among other things, limit the incurrence of additional debt and the sale of assets by Epsilon. At March 31, 2006, $6 million was outstanding under the credit facility. Borrowings under this credit facility as well as Epsilon’s $120 million term loan that is also due in September 2006 are guaranteed by Sunoco, Inc.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At March 31 2006	At December 31 2005
Current portion of long-term debt	$240	$177
Long-term debt	1,284	1,234

Total debt	$1,524	$1,411

Management believes there is sufficient financial capacity available to pursue strategic opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock or selling an additional portion of its Sunoco Logistics Partners L.P. common units, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

The Company has a shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At March 31, 2006, $1,050 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, under which the Partnership may sell up to a total of $500 million of debt or common units in primary offerings to the public, and Sunoco may sell up to a total of five million common units, which represent a portion of its limited partnership interests in the Partnership, in secondary offerings to the public. In early May 2006, the Partnership commenced offerings utilizing its shelf registration statement under which it intends to issue $175 million of senior notes due 2016 and 2.4 million limited partnership units. The proceeds from these offerings, net of underwriting discounts and offering expenses, total approximately $272 million. Both offerings are expected to be completed on May 8, 2006. Upon completion of the equity offering, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, is expected to decrease from 48 percent to 44 percent. The accounts of the Partnership will continue to be included in Sunoco’s consolidated financial statements. The amount, type and timing of any future financings under these registration statements will depend upon, among other things, the Company’s and Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and Partnership’s respective debt obligations and revolving credit facilities.

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

Capital Expenditures

The Company previously announced that it expected capital expenditures over the 2006-2008 period in Refining and Supply would be approximately $1.9 billion, including $775 million for income improvement projects. The current status of these capital projects ranges from the preliminary design and engineering phase to the construction phase. Market conditions for engineering, procurement and construction of refinery projects have tightened and the Company currently believes that the cost of these projects could be higher than originally anticipated and project completion dates could be extended. While the Company does not expect a significant change in the scope of its capital program, continued deterioration of the project environment could result in the deferral of some lower-return projects.

In April 2006, the Company applied for an air permit to initiate an alkylation process improvement project at its Philadelphia refinery’s HF alkylation unit. The project will involve the incorporation of ReVAP™ technology which will require substantial improvements and modifications to the alkylation unit and supporting utility systems and will increase production of alkylate. The overall project cost is approximately $61 million. The project is scheduled for completion during the first quarter of 2008 subject to permit approval, fabrication and delivery of materials.

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Market value of investments at beginning of period	$1,196	$1,158
Increase (reduction) in market value of investments resulting from:
Net investment income	45	92
Company contributions	16	100
Plan benefit payments	(33)	(154)

	$1,224	$1,196

Management currently anticipates making $100 million of voluntary contributions to its funded defined benefit plans in 2006. Management believes any additional contributions to the pension plans can be funded without a significant impact on liquidity. Future changes in the financial markets and/or interest rates could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

DIVIDENDS AND SHARE REPURCHASES

On July 7, 2005, the Company’s Board of Directors (“Board”) approved a two-for-one split of Sunoco’s common stock to be effected in the form of a stock dividend. The shares were distributed on August 1, 2005 to shareholders of record as of July 18, 2005. In connection with the common stock split, the number of authorized shares of common stock was increased from 200 million to 400 million, and the shares of common stock reserved for issuance pertaining to Sunoco’s 6 3/4 percent convertible debentures and various employee benefit plans were proportionally increased in accordance with the terms of those respective agreements and plans. Share and per-share data (except par value) presented for all periods reflect the effect of the stock split.

The Company increased the quarterly cash dividend paid on common stock from $.15 per share ($.60 per year) to $.20 per share ($.80 per year) beginning with the second quarter of 2005 and then to $.25 per share ($1.00 per year) beginning with the second quarter of 2006. The estimated $33 million dividend for the second quarter of 2006 has been reflected as a reduction in earnings employed in the business at March 31, 2006.

During the first three months of 2006, the Company repurchased 625,000 shares of common stock for $48 million under an existing repurchase authorization. At March 31, 2006, the Company had a remaining authorization from its Board to purchase up to $259 million of Company common stock in the open market from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which was adopted effective January 1, 2006, see Note 4 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Some of the information included in this quarterly report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although management believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	Changes in refined product and chemical margins;

•	Variation in petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Effects of transportation disruptions;

•	Changes in the price differentials between light-sweet and heavy-sour crude oils;

•	Changes in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities and on product supply and demand;

•	Age of, and changes in the reliability, efficiency and capacity of, the Company’s operating facilities or those of third parties;

•	Changes in the level of operating expenses;

•	Effects of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	Changes in the expected level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of debt and equity financing;

•	Changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in tax laws or their interpretations, including pension funding requirements;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance by or disputes with major customers, suppliers, dealers, distributors or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in applicable statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•	Changes in the status of, or initiation of new, litigation, arbitration, or other proceedings to which the Company is a party or liability resulting from such litigation, arbitration, or other proceedings, including natural resource damage claims.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since December 31, 2005.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In June 2005, Sunoco, Inc. (R&M), a subsidiary of Sunoco, Inc., reached a global settlement relating to its refineries with the U.S. Environmental Protection Agency (“EPA”), and the Pennsylvania Department of Environmental Protection (“PADEP”), the City of Philadelphia Office of Air Management Services (“AMS”), the Ohio Environmental Protection Agency (“OEPA”), and the Oklahoma Department of Environmental Quality (“ODEQ”). (See the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.) The Consent Decree concerning this settlement was lodged with the U.S. District Court for the Eastern District of Pennsylvania in June 2005, and was entered by the Court in March 2006. Under the Consent Decree it is anticipated that Sunoco will make capital expenditures of approximately $275 million over an eight-year period in connection with the implementation of environmental improvement projects. In addition, Sunoco has paid civil penalties aggregating $3 million to the EPA and the state and local agencies, and has committed to supplemental environmental projects of approximately $3.9 million. (See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at March 31, 2006.

Item 1A. Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended March 31, 2006:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
January 2006	—	$—	—	$307
February 2006	397	$77.08	375	$278
March 2006	250	$76.94	250	$259

Total	647	$77.03	625

*	All of the shares repurchased during the three-month period ended March 31, 2006 were acquired pursuant to the repurchase program that Sunoco publicly announced on March 3, 2005 (see below), except for 22 thousand shares acquired in February 2006, which were purchased from employees. These shares were acquired in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	On March 3, 2005, the Company’s Board of Directors approved a $500 million share repurchase program with no stated expiration date.

Item 6. Exhibits

Exhibits:

12	-	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Periods Ended March 31, 2006 and 2005.

31.1	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

DATE May 3, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit
12	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Periods Ended March 31, 2006 and 2005.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.