Form 10-Q
period 2006-09-30
SUNOCO INC
filed 2006-11-02
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES  ☐    NO  ☒

At September 30, 2006, there were 123,117,290 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per Share Amounts)

	For the Nine Months Ended September 30
	2006	2005
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$29,624	$24,506
Interest income	29	12
Other income (loss), net (Notes 2, 3 and 4)	26	(24)

	29,679	24,494

COSTS AND EXPENSES
Cost of products sold and operating expenses	25,179	20,342
Consumer excise taxes	1,970	1,900
Selling, general and administrative expenses (Note 2)	635	676
Depreciation, depletion and amortization	341	316
Payroll, property and other taxes	98	97
Interest cost and debt expense	78	71
Interest capitalized	(10)	(20)

	28,291	23,382

Income before income tax expense	1,388	1,112
Income tax expense (Note 4)	532	425

NET INCOME	$856	$687

Net income per share of common stock:
Basic	$6.56	$5.01
Diluted	$6.53	$4.97
Weighted-average number of shares outstanding (Notes 6 and 10):
Basic	130.4	137.2
Diluted	131.1	138.2
Cash dividends paid per share of common stock (Note 10)	$.70	$.55

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per Share Amounts)

	For the Three Months Ended September 30
	2006	2005
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$10,480	$9,345
Interest income	11	6
Other income (loss), net (Notes 2, 3 and 4)	5	(56)

	10,496	9,295

COSTS AND EXPENSES
Cost of products sold and operating expenses	8,867	7,702
Consumer excise taxes	679	675
Selling, general and administrative expenses (Note 2)	215	242
Depreciation, depletion and amortization	115	109
Payroll, property and other taxes	33	33
Interest cost and debt expense	25	25
Interest capitalized	(5)	(8)

	9,929	8,778

Income before income tax expense	567	517
Income tax expense (Note 4)	216	188

NET INCOME	$351	$329

Net income per share of common stock:
Basic	$2.77	$2.41
Diluted	$2.76	$2.39
Weighted-average number of shares outstanding (Notes 6 and 10):
Basic	126.8	136.4
Diluted	127.4	137.4
Cash dividends paid per share of common stock (Note 10)	$.25	$.20

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)	At September 30 2006	At December 31 2005
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$218	$919
Accounts and notes receivable, net	2,348	1,754
Inventories:
Crude oil	430	317
Petroleum and chemical products	685	322
Materials, supplies and other	166	160
Deferred income taxes (Note 4)	217	215

Total Current Assets	4,064	3,687
Investments and long-term receivables	126	143
Properties, plants and equipment	10,216	9,576
Less accumulated depreciation, depletion and amortization	4,122	3,918

Properties, plants and equipment, net	6,094	5,658
Prepaid retirement costs	13	12
Deferred charges and other assets (Note 3)	460	431

Total Assets	$10,757	$9,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,716	$3,014
Accrued liabilities (Note 7)	469	681
Short-term borrowings (Note 8)	150	—
Current portion of long-term debt	62	177
Taxes payable	372	338

Total Current Liabilities	4,769	4,210
Long-term debt (Note 8)	1,285	1,234
Retirement benefit liabilities (Note 9)	513	563
Deferred income taxes (Note 4)	923	817
Other deferred credits and liabilities (Notes 3 and 7)	392	409
Commitments and contingent liabilities (Note 7)
Minority interests (Note 2)	749	647
Shareholders’ equity (Note 10)	2,126	2,051

Total Liabilities and Shareholders’ Equity	$10,757	$9,931

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Nine Months Ended September 30
	2006	2005
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$856	$687
Adjustments to reconcile net income to net cash provided by operating activities:
Phenol supply contract dispute loss (payment) (Note 3)	(95)	78
Proceeds from power contract restructuring (Note 3)	—	48
Depreciation, depletion and amortization	341	316
Deferred income tax expense	74	18
Payments in excess of expense for retirement plans	(50)	(53)
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(462)	(664)
Inventories	(480)	(347)
Accounts payable and accrued liabilities	513	1,055
Taxes payable	33	88
Other	2	47

Net cash provided by operating activities	732	1,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(675)	(682)
Acquisitions (Notes 3 and 7)	(123)	(100)
Proceeds from divestments (Note 3)	39	32
Other	4	1

Net cash used in investing activities	(755)	(749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	150	—
Net proceeds from issuance of long-term debt	361	75
Repayments of long-term debt	(426)	(70)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	110	160
Cash distributions to investors in cokemaking operations	(13)	(19)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(35)	(19)
Cash dividend payments	(92)	(76)
Purchases of common stock for treasury	(734)	(167)
Proceeds from issuance of common stock under management incentive plans	1	7
Other	—	(4)

Net cash used in financing activities	(678)	(113)

Net increase (decrease) in cash and cash equivalents	(701)	411
Cash and cash equivalents at beginning of period	919	405

Cash and cash equivalents at end of period	$218	$816

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature except for the charge related to the correction of an error in the computation of the preferential return of third-party investors in Sunoco’s cokemaking operations, gains related to income tax matters and the loss associated with a phenol supply contract dispute (Notes 2, 3 and 4). Results for the three and nine months ended September 30, 2006 are not necessarily indicative of results for the full-year 2006.

Share and per-share data (except par value) presented for all periods reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on August 1, 2005 (Note 10).

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

The preferential return period for the Jewell operation is projected to end during 2011, while the preferential return period for the Indiana Harbor operation is projected to end during 2007. Due to the difficulty of forecasting operations and tax benefits into the future, the accuracy of these estimates is subject to considerable uncertainty. The estimated lengths of these preferential return periods are based upon the Company’s current expectations of future cash flows and tax benefits, which are impacted by sales volumes and prices, raw material and operating costs, capital expenditure levels and potential limitations on the ability to recognize tax benefits based upon the level of crude oil prices (see below). The estimates also assume that the realization of nonconventional fuel tax credits is 53 percent in 2006 and 100 percent thereafter. Higher-than-expected cash flows and tax benefits will shorten the investors’ preferential return periods, while lower-than-expected cash flows and tax benefits will lengthen the periods.

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

Under existing tax law, most of the coke production at Jewell and all of the production at Indiana Harbor is not eligible to generate nonconventional fuel tax credits after 2007. The energy policy legislation enacted in August 2005 includes additional tax credits pertaining to a portion of the coke production at Jewell, all of the coke production at Haverhill, where operations commenced in March 2005, and all future domestic coke plants placed into service by January 1, 2010. The new credits cover a four-year period, effective January 1, 2006 or the date any new facility is placed into service, if later. However, prior to their expiration dates, all of the tax credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $53.20 to $66.79 per barrel for 2005, the latest year for which the range is available.) The domestic wellhead price averaged $61.92 per barrel for the eight months ended August 31, 2006, $67.32 per barrel for the month of August 2006 and $50.26 per barrel for the year ended December 31, 2005. The corresponding prices for West Texas Intermediate (“WTI”) crude oil, a widely published reference price for domestic crude oil, were $68.76 per barrel for the eight months ended August 31, 2006, $73.08 per barrel for the month of August 2006 and $56.56 per barrel for the year ended December 31, 2005. Based upon the Company’s estimate of domestic wellhead prices for the first nine months of 2006, the Company recorded only 53 percent of the benefit of the tax credits that otherwise would have been available without regard to these phase-out provisions. The estimated impact of this phase-out reduced earnings for the first nine months of 2006 by $10 million after tax. The ultimate amount of the credits to be earned during 2006 will be based upon the average annual price of domestic crude oil at the wellhead. In addition, if the tax credits were phased out, the Company could be required under tax indemnity agreements to make cash payments to the third-party investors. Payments would be required only if the expected end of the applicable preferential return period was extended by two years or more and if the respective third-party investor was expected to achieve a cumulative after-tax return of less than approximately 6.5 percent. The Company currently does not believe that any payments would be required, even if the average annual wellhead crude oil price were to exceed the threshold at which the credits are completely phased out.

The Company also indemnifies the third-party investors for certain tax benefits available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. In certain of these cases, if performance under the indemnification is required, the Company also has the option to purchase the third-party investors’ interests. Although the Company believes it is remote that it will be required to make any payments under these indemnifications, at September 30, 2006, the maximum potential payment under these tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $530 million. If this were to occur, the minority interest balance would be reduced by approximately $195 million.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	Nine Months Ended September 30
	2006	2005
Balance at beginning of year	$234	$287
Nonconventional fuel credit and other tax benefits*	(28)	(42)
Preferential return*	40	32
Cash distributions to third-party investors	(13)	(19)

Balance at end of period	$233	$258

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash change in the minority interest in cokemaking operations, are included in other income (loss), net, in the condensed consolidated statements of income. The preferential return for the nine months ended September 30, 2006 includes an $11 million increase ($7 million after tax) attributable to a correction of an error in the computation of the preferential return relating to prior years. Prior-period amounts have not been restated as this adjustment was not deemed to be material.

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

As of September 30, 2006, Sunoco owned 12.06 million limited partnership units consisting of 6.37 million common units and 5.69 million subordinated units. Distributions on Sunoco’s subordinated units are payable only after the minimum quarterly distributions of $.45 per unit for the common units held by the public and Sunoco, including any arrearages, have been made. The subordinated units convert to common units if certain financial tests related to earning and paying the minimum quarterly distribution for the preceding three consecutive one-year periods have been met. In February 2006 and 2005, when the quarterly cash distributions pertaining to the fourth quarters of 2005 and 2004 were paid, the first two three-year requirements were satisfied. As a result, a total of 5.70 million of Sunoco’s subordinated units have been converted to common units, 2.85 million each in February 2006 and February 2005. If the Partnership continues to meet the financial tests through the fourth quarter of 2006, all of Sunoco’s remaining 5.69 million subordinated units would be converted to common units in February 2007.

The Partnership’s issuance of common units to the public has resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. The resultant gain to Sunoco on these transactions, which totaled approximately $150 million pretax at September 30, 2006, has been deferred as a component of minority interest in the Company’s condensed consolidated balance sheets as the common units issued do not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. The deferred gain would be recognized in income when Sunoco’s remaining subordinated units convert to common units at which time the common units become the residual interests.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	Nine Months Ended September 30
	2006	2005
Balance at beginning of year	$397	$232
Net proceeds from public equity offerings	110	160
Minority interest share of income*	29	20
Increase attributable to Partnership management incentive plan	1	5
Cash distributions to third-party investors**	(35)	(19)

Balance at end of period	$502	$398

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.

**	During 2005 and the first nine months of 2006, the Partnership increased its quarterly cash distribution per unit from $.625 to $.7875.

Epsilon Joint Venture Operations

Epsilon Products Company, LLC (“Epsilon”) is a joint venture that consists of polymer-grade propylene operations at Sunoco’s Marcus Hook, PA refinery and an adjacent polypropylene plant. The joint venture is a variable interest entity for which the Company is the primary beneficiary. As such, the accounts of Epsilon are included in Sunoco’s condensed consolidated financial statements. Epsilon was unable to repay its $120 million term loan and $31 million borrowing under its $40 million revolving credit facility that matured in September 2006. Upon such default, the lenders made a demand on Sunoco, Inc., as guarantor, and Sunoco, Inc. satisfied its guarantee obligations in the third quarter of 2006 (Note 8).

The following table sets forth the minority interest balance and the changes to this balance attributable to the other joint venture partner’s interest in Epsilon (in millions of dollars):

	Nine Months Ended September 30
	2006	2005
Balance at beginning of year	$16	$11
Minority interest share of income (loss)*	(2)	4

Balance at end of period	$14	$15

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.

3.	Changes in Business and Other Matters.

Acquisitions

Logistics Assets – In August 2006, Sunoco Logistics Partners L.P. purchased from Sunoco for $65 million a company that has a 55 percent interest in Mid-Valley Pipeline Company (“Mid-Valley”), a joint venture which owns a crude oil pipeline system in the Midwest. The Partnership utilized cash and a $46 million draw against its revolving credit facility to fund this acquisition. Sunoco did not recognize any gain or loss on this transaction.

In March 2006, the Partnership purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from affiliates of Black Hills Energy, Inc. (“Black Hills”) for $41 million and the other from affiliates of Alon USA Energy, Inc. (“Alon”) for $68 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory. In August 2005, the Partnership completed the acquisition of a crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million. In December 2005, the Partnership also completed the acquisition of an ownership interest in the Mesa Pipeline from Chevron for $5 million which, coupled with the 7.2 percent interest it acquired from Sunoco, gave it a 37.0 percent ownership interest. The Texas crude oil pipeline system acquisitions were initially funded with proceeds from borrowings under the Partnership’s revolving credit facility (Note 2).

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

Divestments

Retail Portfolio Management Program – A Retail Portfolio Management (“RPM”) program is ongoing, which is selectively reducing the Company’s invested capital in Company-owned or leased retail sites. During the 2003-2006 period, selected sites are being divested. Most of the sites are being converted to contract dealers and distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. The Company expects to generate divestment proceeds of approximately $230 million, of which $204 million has been received through September 30, 2006 related to the sale of 366 sites. During the first nine months of 2006 and 2005, net gains of $13 and $6 million, respectively ($8 and $4 million after tax, respectively), were recognized in other income (loss), net, in the condensed consolidated statements of income in connection with the RPM program.

Other Matters

Phenol Supply Contract Dispute – During the third quarter of 2005, an arbitrator ruled that Sunoco was liable in an arbitration proceeding for breaching a supply agreement concerning the prices charged to Honeywell International Inc. (“Honeywell”) for phenol produced at Sunoco’s Philadelphia chemical plant from June 2003 through April 2005. In January 2006, the arbitrator ruled that Sunoco should bill Honeywell based on the pricing formula established in the arbitration until a second arbitration finalized pricing for 2005 and beyond under provisions of the supply agreement which provide for a price reopener on and after January 1, 2005. Damages of approximately $95 million ($56 million after tax), including prejudgment interest, were assessed, of which $27, $48 and $20 million pertained to 2005, 2004 and 2003, respectively. Such damages, which were paid to Honeywell in April 2006, were recorded as a charge against earnings in other income (loss), net, in the 2005 interim condensed consolidated statements of income ($78 million in the third quarter and $17 million in the fourth quarter). In March 2006, a U.S. District Court judge upheld the first arbitrator’s ruling. In July 2006, the second arbitrator ruled that the pricing through July 2009 should be based essentially on the pricing formula established in the first arbitration. The prices charged to Honeywell during the first nine months of 2006 have been based on this formula.

Power Contract Restructuring - In December 2004, Sunoco and a subsidiary of FPL Energy (“FPL”) agreed to a restructuring of an agreement under which Sunoco may purchase steam from a natural gas fired cogeneration power plant owned and operated by FPL at Sunoco’s Marcus Hook refinery. Under the restructured terms, FPL surrendered its easement interest in land adjacent to the power plant on which four auxiliary boilers were constructed, thereby transferring ownership of the auxiliary boilers with an estimated fair market value of $33 million to Sunoco. FPL operates the auxiliary boilers on Sunoco’s behalf. When the cogeneration plant is in operation, Sunoco has the option to purchase steam from the facility at a rate equivalent to that set forth in the original agreement. As part of the restructuring, Sunoco has agreed to a long-term lease to FPL of the land on which the cogeneration facility was constructed and to modify certain terms in the existing agreement for an aggregate cash payment of $48 million, most of which is attributable to prepaid rent. Sunoco received this $48 million payment in January 2005. No gain or loss was recognized in connection with the restructuring. Upon completion of the restructured agreement in January 2005, deferred revenue of $81 million was recorded in other deferred credits and liabilities in the condensed consolidated balance sheet, which is being amortized into income over the 30-year term of the contract.

4.	Income Tax Matters.

During the third quarter of 2006, Sunoco recorded a $5 million net after-tax gain consisting of a $12 million deferred tax benefit as a result of state law changes and a $7 million net provision, primarily attributable to an increase in state income taxes reflecting the impact of an unfavorable court decision against an unrelated taxpayer. In the second quarter of 2006, Sunoco recorded a $5 million deferred tax benefit as a result of another state law change.

During the third quarter of 2005, Sunoco settled certain federal income tax issues and established a provision for certain state and local tax matters. In connection with these tax matters, an $18 million net after-tax gain was recognized in the condensed consolidated statement of income for the third quarter of 2005. There was no cash received in connection with the federal income tax settlement.

5.	Stock-Based Compensation.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), utilizing the modified-prospective method. SFAS No. 123R revised the accounting for stock-based compensation required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Among other things, SFAS No. 123R requires a fair-value-based method of accounting for share-based payment transactions, which is similar to the method followed by the Company under the provisions of SFAS No. 123. SFAS No. 123R also requires the use of a non-substantive vesting period approach for new share-based payment awards that vest when an employee becomes retirement eligible as is the case under Sunoco’s share-based awards (i.e., the vesting period cannot exceed the date an employee becomes retirement eligible). The effect will be to accelerate expense recognition compared to the vesting period approach that Sunoco previously followed under SFAS No. 123. Adoption of SFAS No. 123R did not have a material effect on the Company’s results of operations for the nine-month period ended September 30, 2006. However, assuming the fair value of awards to be granted in the fourth quarter of 2006 are similar to the value of those granted in December 2005, the Company currently estimates that its after-tax compensation expense under SFAS No. 123R will be approximately $5-$10 million higher in 2006 than it would have been under SFAS No. 123 as a result of the accelerated expense recognition. The future impact of the non-substantive vesting period will be dependent upon the value of future stock-based awards granted to employees who are eligible to retire prior to the normal vesting periods of the awards.

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

During the nine months ended September 30, 2006 and 2005, 67,190 and 696,612 stock options, respectively, were exercised with an intrinsic value of $4 and $23 million, respectively. Cash received from the exercise of options during the nine months ended September 30, 2006 totaled $1 million and the related tax benefit realized was $2 million. At September 30, 2006, there were 1,460,166 stock options outstanding, of which 266,216 were exercisable. As of that date, the aggregate intrinsic value of all of the outstanding stock options was $29 million, while the aggregate intrinsic value and the weighted-average remaining contractual term of the exercisable options was $12 million and five years, respectively.

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

During the nine months ended September 30, 2006 and 2005, 527,000 and 276,000 common stock units, respectively, were settled in cash and 85,200 and 53,200 common stock units, respectively, were settled in common stock. The intrinsic value of the common stock units that were settled in cash during the nine months ended September 30, 2006 and 2005 totaled $43 and $12 million, respectively, while the intrinsic value of the common stock unit awards that were settled in common stock totaled $7 and $2 million, respectively. At September 30, 2006, without consideration of any potential adjustment for performance, there were 531,140 common stock units outstanding payable in cash and 141,635 payable in stock with an aggregate intrinsic value of $33 and $9 million, respectively.

For the nine months ended September 30, 2006 and 2005, the Company recognized stock-based compensation expense of $17 and $54 million, respectively, and related tax benefits of $7 and $22 million, respectively. As of September 30, 2006, total compensation cost related to nonvested awards not yet recognized was $27 million, and the weighted-average period over which this cost is expected to be recognized in income is 1.4 years. The stock-based compensation expense and the total compensation cost related to nonvested awards not yet recognized reflect the Company’s estimates of performance factors pertaining to performance-based common stock unit awards.

6.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Weighted-average number of common shares outstanding – basic	130.4	137.2	126.8	136.4
Add effect of dilutive stock incentive awards	.7	1.0	.6	1.0

Weighted-average number of shares - diluted	131.1	138.2	127.4	137.4

7.	Commitments and Contingent Liabilities.

Commitments

Sunoco is contingently liable under various arrangements which guarantee debt of third parties aggregating to approximately $6 million at September 30, 2006. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

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

Effective January 1, 2001, Sunoco completed the acquisition of Aristech Chemical Corporation (“Aristech”), a wholly owned subsidiary of Mitsubishi Corporation (“Mitsubishi”), for $506 million in cash and the assumption of $163 million of debt. Contingent payments (the “earn out”) may also be made if realized margins for polypropylene and phenol exceed certain agreed-upon thresholds through 2006. For 2005, a $14 million payment was earned, which was paid in April 2006. Based on the Company’s current income projection for 2006, no payment would be earned for 2006; however, if any additional contingent payment were earned, it would be limited to $90 million. All earn-out payments are being treated as adjustments to the purchase price. In addition, Mitsubishi is responsible for up to $100 million of any potential environmental liabilities of the business identified through January 1, 2026 arising out of or related to the period prior to the acquisition date.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At September 30 2006	At December 31 2005
Accrued liabilities	$40	$37
Other deferred credits and liabilities	86	100

	$126	$137

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2005	$48	$74	$5	$15	$4	$2	$148
Accruals	2	15	1	2	1	—	21
Payments	(9)	(15)	(1)	(3)	(2)	—	(30)
Other	—	(1)	—	1	—	—	—

Balance at September 30, 2005	$41	$73	$5	$15	$3	$2	$139

Balance at January 1, 2006	$36	$78	$3	$15	$3	$2	$137
Accruals	5	15	1	—	1	—	22
Payments	(7)	(18)	(1)	(3)	(1)	(1)	(31)
Other	—	(2)	—	—	—	—	(2)

Balance at September 30, 2006	$34	$73	$3	$12	$3	$1	$126

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At September 30, 2006, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $90 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

Future costs for environmental remediation activities at the Company’s marketing sites also will be influenced by the extent of MTBE contamination of groundwater, the cleanup of which will be driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. Cost increases result directly from extended remedial operations and maintenance on sites that, under prior standards, could otherwise have been completed. Cost increases will also result from installation of additional remedial or monitoring wells and purchase of more expensive equipment because of the presence of MTBE. While actual cleanup costs for specific sites are variable and depend on many of the factors discussed above, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases. Sunoco is not currently, nor does it intend to, manufacture or sell gasoline containing MTBE (see “Environmental Regulatory Matters” below).

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of September 30, 2006, Sunoco had been named as a PRP at 36 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s negligible participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $5 million at September 30, 2006. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental regulations occur, such changes could impact multiple Sunoco facilities and formerly owned and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $19 million at September 30, 2006 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Environmental Regulatory Matters

The U.S. Environmental Protection Agency (“EPA”) adopted rules under the Clean Air Act (which relates to emissions of materials into the air) that phased in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006 (“Tier II”). The rules include banking and trading credit systems, which could provide refiners flexibility through 2006 for the low-sulfur gasoline and through May 2010 for the on-road low-sulfur diesel. Tier II capital spending, which totaled $754 million through September 30, 2006, is essentially completed. In addition, higher operating costs are being incurred as the low-sulfur fuels are produced. In May 2004, the EPA adopted another rule which will phase in limitations on the allowable sulfur content in off-road diesel fuel beginning in mid-2007. This rule also provides for banking and trading credit systems. The ultimate impact of this rule may be impacted by the effectiveness of the related banking and trading credit systems, Sunoco’s flexibility to modify its production slate and the impact on any capital expenditures of technology selection, permitting requirements and construction schedules, as well as any effect on prices created by the changes in the level of off-road diesel fuel production.

In connection with the phase in of these new off-road diesel fuel specifications, Sunoco is evaluating its alternatives for its Tulsa refinery, including consideration of significant capital expenditures which could result in increased crude flexibility and an upgraded product slate. The majority of any such capital expenditures would likely not occur until the 2009-2010 timeframe.

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. In 2004, the EPA issued final non-attainment area designations for ozone and fine particles. These standards will result in further controls of nitrogen oxide, sulfur dioxide and volatile organic compound emissions. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which would require them to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. If a region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if a region cannot submit an approvable State Implementation Plan, there could be other negative consequences. However, EPA’s designation of ozone non-attainment areas and the EPA’s rule on state implementation are currently being challenged by the State of Ohio, trade associations and health and environmental groups. In 2005, EPA issued a final rule revoking a previously proposed 1-hour ozone standard and related provisions in favor of a more stringent 8-hour standard. The EPA issued a subsequent rule codifying the revocation of the 1-hour ozone standard for the areas with effective 8-hour ozone non-attainment designations. Both industry and environmental groups have filed lawsuits challenging various provisions of the final rule. In September 2006, the EPA issued a final rule approving the Houston ozone State Implementation Plan. Sunoco’s Bayport and LaPorte, TX chemical facilities are located within this non-attainment area. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is within one of these attainment areas. In September 2006, the EPA issued a final rule which tightens the standard for certain fine particle matter. Regulatory programs, when established to implement the EPA’s standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised State Implementation Plans to respond to the new regulations.

Under a law that was enacted in August 2005, a new renewable fuels mandate for ethanol use in gasoline was established (immediately in California and on May 5, 2006 for the rest of the nation). Although the act did not ban MTBE, during the second quarter of 2006, Sunoco discontinued the use of MTBE and increased its use of ethanol in gasoline. While management expects ethanol will continue to be adequately supplied, this change by Sunoco and other refiners in the industry has price and supply implications in the marketplace. Any additional Federal and state legislation could also have a significant impact on market conditions and the profitability of Sunoco and the industry in general.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, owners and operators of retail gasoline sites, and manufacturers of MTBE, are defendants in 67 cases in 18 states involving the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. Plaintiffs, which include private well owners, water providers and certain governmental authorities, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims but additional claims are also being asserted including, nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, exemplary and punitive damages and attorneys’ fees. All of the public water provider cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Motions to remand these cases to state courts have been denied. Motions to dismiss were denied. Discovery is proceeding in four focus cases. Sunoco is a defendant in three of these cases. In addition, several of the private well owner cases are moving forward. Sunoco is a focus defendant in two of those cases. Up to this point, for the group of MTBE cases currently pending, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position. A court decision, which is under appeal, provided that an insurance company must reimburse Sunoco for certain defense and investigative costs attributable to the MTBE lawsuits. Claims for recovery of these expenses that are probable of realization totaled $14 million at September 30, 2006 and are included in accounts and notes receivable, net, in the condensed consolidated balance sheet.

Conclusion

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. The ultimate outcome of pending proceedings and other matters identified above cannot be ascertained at this time; however, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2006. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

8.	Debt.

Epsilon, the Company’s consolidated joint venture, was unable to repay its $120 million term loan that was due in September 2006 and the $31 million of borrowings under its $40 million revolving credit facility that matured in September 2006. Upon such default, the lenders made a demand on Sunoco, Inc., as guarantor, and Sunoco, Inc. satisfied its guarantee obligations in the third quarter of 2006 principally utilizing cash proceeds generated through the issuance of $150 million of commercial paper under its revolving credit facility. Sunoco, Inc. is now subrogated to the rights and privileges of the former debtholders and is working with Epsilon to formulate a plan for payment of the debt to Sunoco, Inc.

In the second quarter of 2006, the Company redeemed its 9-3/8 percent debentures with a book value of $56 million. The Company recognized a loss of less than $1 million due to the early extinguishment of the debt.

9.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Nine Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Service cost (cost of benefits earned during the year)	$39	$36	$7	$6
Interest cost on benefit obligations	64	63	17	18
Expected return on plan assets	(71)	(68)	—	—
Amortization of:
Prior service cost (benefit)	2	2	(2)	(3)
Unrecognized losses	24	22	2	1

Total expense	$58	$55	$24	$22

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Service cost (cost of benefits earned during the year)	$13	$12	$2	$2
Interest cost on benefit obligations	21	21	6	6
Expected return on plan assets	(24)	(23)	—	—
Amortization of:
Prior service cost (benefit)	1	1	—	(1)
Unrecognized losses	8	7	—	—

Total expense	$19	$18	$8	$7

10.	Shareholders’ Equity.

	At September 30 2006	At December 31 2005
	(Millions of Dollars)
Common stock, par value $1 per share	$280	$280
Capital in excess of par value	1,598	1,587
Earnings employed in the business	4,530	3,766
Accumulated other comprehensive loss	(156)	(192)
Common stock held in treasury, at cost	(4,126)	(3,390)

Total	$2,126	$2,051

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

During the first nine months of 2006, the Company repurchased 10,160,981 shares of its common stock for $734 million. In September 2006 and July 2006, the Company announced that its Board had approved additional share repurchase authorizations totaling $1 billion and $500 million, respectively. At September 30, 2006, the Company had a remaining authorization from its Board to purchase up to $1.07 billion of Company common stock in the open market from time to time depending on prevailing market conditions and available cash.

The Company increased the quarterly cash dividend paid on common stock from $.15 per share ($.60 per year) to $.20 per share ($.80 per year) beginning with the second quarter of 2005 and then to $.25 per share ($1.00 per year) beginning with the second quarter of 2006.

11.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income (in millions of dollars):

	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
Net income	$856	$687	$351	$329
Other comprehensive income, net of related income taxes:
Net hedging gains (losses)	37	—	50	(6)
Reclassifications of net hedging gains to earnings	(1)	(7)	(5)	(4)

Comprehensive income	$892	$680	$396	$319

Sunoco uses derivative instruments to hedge a variety of commodity price risks. During the second quarter of 2006, Sunoco increased its use of ethanol as an oxygenate component in gasoline in response to the new renewable fuels mandate for ethanol and the discontinuance of the use of MTBE as a gasoline blending component. Currently, most of the ethanol purchased by Sunoco is through normal purchase fixed-price contracts. To reduce the margin risk created by these fixed-price contracts, the Company entered into derivative contracts to sell gasoline at a fixed price to hedge a similar volume of forecasted floating-price gasoline sales over the term of the ethanol contracts. In effect, these derivative contracts have locked in an acceptable differential between the gasoline price and the cost of the ethanol purchases for gasoline blending during this period.

As a result of the significant decrease in the price of gasoline, the fair value of the fixed-price gasoline contracts increased $89 million ($53 million after tax) in the third quarter of 2006. As these derivative contracts have been designated as cash flow hedges, this increase in fair value has not been included in net income but rather has been reflected in the net hedging gains component of comprehensive income in the table above.

The fair value of these contracts at the time the positions are closed will be recognized in income when the hedged items are recognized in income, with Sunoco’s margin reflecting the differential between the gasoline sales prices hedged to a fixed price and the cost of fixed-price ethanol purchases.

12.	Business Segment Information.

The following table sets forth certain income statement information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Nine Months Ended September 30, 2006	Unaffiliated Customers	Inter- segment
Refining and Supply	$14,019	$8,621	$755
Retail Marketing	10,464	—	87
Chemicals	1,909	—	27
Logistics	2,875	1,477	25
Coke	357	8	33
Corporate and Other	—	—	(71	)*

Consolidated	$29,624		$856

Nine Months Ended September 30, 2005
Refining and Supply	$11,773	$7,013	$661
Retail Marketing	8,748	—	5
Chemicals	1,838	—	86
Logistics	1,841	1,495	19
Coke	306	4	38
Corporate and Other	—	—	(122	)**

Consolidated	$24,506		$687

*	Consists of $38 million of after-tax corporate expenses and $33 million of after-tax net financing expenses and other.

**	Consists of $57 million of after-tax corporate expenses, $37 million of after-tax net financing expenses and other, an $18 million net after-tax gain related to income tax matters and a $46 million after-tax loss associated with the Chemicals segment’s phenol supply contract dispute (Notes 3 and 4).

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Three Months Ended September 30, 2006	Unaffiliated Customers	Inter- segment
Refining and Supply	$4,825	$3,073	$273
Retail Marketing	3,757	—	77
Chemicals	659	—	5
Logistics	1,119	484	7
Coke	120	3	9
Corporate and Other	—	—	(20	)*

Consolidated	$10,480		$351

Three Months Ended September 30, 2005
Refining and Supply	$4,500	$2,798	$341
Retail Marketing	3,424	—	6
Chemicals	590	—	23
Logistics	720	524	7
Coke	111	4	15
Corporate and Other	—	—	(63	)**

Consolidated	$9,345		$329

*	Consists of $11 million of after-tax corporate expenses and $9 million of after-tax net financing expenses and other.

**	Consists of $25 million of after-tax corporate expenses, $10 million of after-tax net financing expenses and other, an $18 million net after-tax gain related to income tax matters and a $46 million after-tax loss associated with the Chemicals segment’s phenol supply contract dispute (Notes 3 and 4).

13.	New Accounting Pronouncements.

In September 2006, Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), was issued, which amended Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Sunoco will prospectively adopt SFAS No. 158 effective December 31, 2006 when adoption is mandatory. This standard, among other things, requires that the funded status of defined benefit and postretirement benefit plans be fully recognized on the balance sheet. The funded status is determined by the difference between the fair value of plan assets and the benefit obligation, with the benefit obligation represented by the projected benefit obligation for defined benefit plans and the accumulated postretirement benefit obligation for postretirement benefits plans. Under the new accounting, previously unrecognized actuarial gains (losses) and prior service costs (benefits) will be recognized in the consolidated balance sheet as a component of the retirement benefit liability with a corresponding charge or credit initially to the accumulated other comprehensive loss component of shareholders’ equity. This charge or credit to shareholders’ equity, which is reflected net of related tax effects, will be subsequently recognized in net income when amortized as a component of defined benefit and postretirement benefit plans expense. Sunoco is currently evaluating the impact that SFAS No. 158 will have on the Company’s financial position. If the new standard had been in effect at December 31, 2005, the Company would have recorded an after-tax charge of approximately $140 million to shareholders’ equity at that time. The impact upon adoption at December 31, 2006 may differ substantially from this amount because net plan liabilities are dependent upon future changes in interest rates, the fair value of plan assets and actuarial assumptions. The new standard will have no impact on the

Company’s results of operations.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Nine Months Ended September 30		Variance
	2006	2005
	(Millions of Dollars)
Refining and Supply	$755	$661	$94
Retail Marketing	87	5	82
Chemicals	27	86	(59)
Logistics	25	19	6
Coke	33	38	(5)
Corporate and Other:
Corporate expenses	(38)	(57)	19
Net financing expenses and other	(33)	(37)	4
Income tax matters	—	18	(18)
Phenol supply contract dispute	—	(46)	46

Consolidated net income	$856	$687	$169

Analysis of Earnings Profile of Sunoco Businesses

In the nine-month period ended September 30, 2006, Sunoco earned $856 million, or $6.53 per share of common stock on a diluted basis, compared to $687 million, or $4.97 per share, for the first nine months of 2005.

The $169 million increase in net income in the first nine months of 2006 was primarily due to higher margins for wholesale fuels ($213 million) and retail gasoline ($80 million). Also contributing to the improvement in earnings was the absence of a loss associated with a phenol supply contract dispute ($46 million). Partially offsetting these positive factors were higher expenses ($86 million); lower chemical margins ($60 million); and lower production of refined products ($19 million).

Refining and Supply

	For the Nine Months Ended September 30
	2006	2005
Income (millions of dollars)	$755	$661
Wholesale margin* (per barrel):
Total Refining and Supply	$9.61	$8.20
Northeast Refining	$8.48	$8.07
MidContinent Refining	$12.82	$8.61
Crude inputs as percent of crude unit rated capacity	94	97
Throughputs (thousands of barrels daily):
Crude oil	849.7	877.1
Other feedstocks	70.9	57.6

Total throughputs	920.6	934.7

Products manufactured (thousands of barrels daily):
Gasoline	441.5	437.9
Middle distillates	305.2	315.8
Residual fuel	73.1	76.6
Petrochemicals	35.3	37.1
Lubricants	14.0	13.0
Other	85.1	89.3

Total production	954.2	969.7
Less: Production used as fuel in refinery operations	44.6	48.1

Total production available for sale	909.6	921.6

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply earned $755 million in the first nine months of 2006 versus $661 million in the nine months of 2005. The $94 million increase in earnings was due to higher realized margins ($213 million), partially offset by lower production volumes ($19 million) and higher expenses ($103 million). Strong premiums for ethanol-blended gasoline and low-sulfur diesel fuel supported the wholesale marketplace during the current period. In addition, supply disruptions on the Gulf Coast due to Hurricanes Katrina and Rita resulted in higher margins during the first nine months of 2005. The lower volumes were in part due to scheduled maintenance turnarounds at the Philadelphia and Toledo refineries, while the higher expenses were mainly the result of higher purchased fuel costs, expenses associated with the maintenance activities and operating costs to produce low-sulfur fuels.

Retail Marketing

	For the Nine Months Ended September 30
	2006	2005
Income (millions of dollars)	$87	$5
Retail margin* (per barrel):
Gasoline	$4.61	$2.99
Middle distillates	$4.37	$4.07
Sales (thousands of barrels daily):
Gasoline	302.6	301.6
Middle distillates	42.9	44.8

	345.5	346.4

Retail gasoline outlets	4,694	4,795

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $87 million in the first nine months of 2006 versus $5 million in the first nine months of 2005. The $82 million increase in results was primarily due to higher average retail gasoline margins ($80 million) and higher gains attributable to the Retail Portfolio Management program ($4 million).

A Retail Portfolio Management (“RPM”) program is ongoing, which is selectively reducing the Company’s invested capital in Company-owned or leased sites. During the 2003-2006 period, selected sites are being divested. Most of the sites are being converted to contract dealers or distributors thereby retaining most of the gasoline sales attributable to the divested sites within the Sunoco branded business. The Company expects to generate divestment proceeds of approximately $230 million, of which $204 million has been received through September 30, 2006 related to the sale of 366 sites. During the first nine months of 2006 and 2005, net after-tax gains of $8 and $4 million, respectively, were recognized in connection with the RPM program.

Chemicals

	For the Nine Months Ended September 30
	2006*	2005
Income (millions of dollars)	$27	$86
Margin** (cents per pound):
All products***	9.6	12.3
Phenol and related products	7.7	11.5
Polypropylene***	12.2	13.7
Sales (millions of pounds):
Phenol and related products	1,903	1,960
Polypropylene	1,681	1,706
Other	63	69

	3,647	3,735

*	The income and margin data reflect a new pricing formula for 2006 sales of phenol to Honeywell International Inc. based upon the outcome of arbitration decisions (see below).

**	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

***	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $27 million in the first nine months of 2006 versus $86 million in the prior-year period. The $59 million decrease in earnings was due primarily to lower margins for both phenol and polypropylene ($60 million). Lower sales volumes were offset by a $4 million deferred tax benefit recognized in the second quarter of 2006 as a result of a state law change.

During the third quarter of 2005, an arbitrator ruled that Sunoco was liable in an arbitration proceeding for breaching a supply agreement concerning the prices charged to Honeywell International Inc. (“Honeywell”) for phenol produced at Sunoco’s Philadelphia chemical plant from June 2003 through April 2005. In January 2006, the arbitrator ruled that Sunoco should bill Honeywell based on the pricing formula established in the arbitration until a second arbitration finalized pricing for 2005 and beyond under provisions of the supply agreement which provide for a price reopener on and after January 1, 2005. Damages of approximately $95 million, including prejudgment interest, were assessed, of which $27, $48 and $20 million pertained to 2005, 2004 and 2003, respectively. Such damages, which were paid to Honeywell in April 2006, were recorded as a charge against earnings in the 2005 interim condensed consolidated statements of income and were shown separately as Phenol Supply Contract Dispute under Corporate and Other in the Earnings Profile of Sunoco Businesses ($46 million after tax in the third quarter and $10 million after tax in the fourth quarter). In March 2006, a U.S. District Court judge upheld the first arbitrator’s ruling. In July 2006, the second arbitrator ruled that the pricing through July 2009 should be based essentially on the pricing formula established in the first arbitration. The prices charged to Honeywell during the first nine months of 2006 have been based on this formula. (See Note 3 to the condensed consolidated financial statements.)

Logistics

Sunoco’s Logistics business earned $25 million in the first nine months of 2006 versus $19 million in the first nine months of 2005. The $6 million increase in earnings was due largely to the absence of a $4 million after-tax accrual attributable to a pipeline spill in January 2005 and a $2 million unfavorable tax adjustment. Also contributing to the increase were higher earnings attributable to Eastern pipeline operations and crude oil acquisition and marketing activities as well as operating results from the Partnership’s acquisitions completed in 2006 and 2005. Partially offsetting these positive factors was Sunoco’s reduced ownership in the Partnership subsequent to the public equity offerings in 2006 and 2005 (see “Financial Condition – Other Cash Flow Information” below).

In August 2006, the Partnership purchased from Sunoco for $65 million a company that has a 55 percent interest in Mid-Valley Pipeline Company, a joint venture which owns a crude oil pipeline in the Midwest. The Partnership utilized cash and a $46 million draw against its revolving credit facility to fund this acquisition. Sunoco did not recognize any gain or loss on this transaction. In March 2006, the Partnership purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from affiliates of Black Hills Energy, Inc. (“Black Hills”) for $41 million and the other from affiliates of Alon USA Energy, Inc. (“Alon”) for $68 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory. In August 2005, the Partnership completed the acquisition of another crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million. In December 2005, the Partnership also completed the acquisition of an ownership interest in the Mesa Pipeline from Chevron for $5 million which, coupled with the 7.2 percent interest it acquired from Sunoco, gave it a 37.0 percent ownership interest. The Texas crude oil pipeline system acquisitions were initially funded with proceeds from borrowings under the Partnership’s revolving credit facility (see “Financial Condition – Financial Capacity” below).

Coke

Coke earned $33 million in the first nine months of 2006 versus $38 million in the first nine months of 2005. The $5 million decrease in earnings was due primarily to a $10 million partial phase-out of tax credits which resulted from the high level of crude oil prices during the first nine months of 2006 (see below). Also contributing to the decline in earnings was the absence of a gain from an insurance litigation settlement. Partially offsetting these negative factors were higher income from the cokemaking facility in Haverhill, OH, which commenced operations in March 2005, and lower selling, general and administrative expenses.

Under existing tax law, most of the coke production at Jewell and all of the coke production at Indiana Harbor is not eligible to generate nonconventional fuel tax credits after 2007, which is expected to result in a decline in Sun Coke’s annual income of approximately $16 million on an after-tax basis beginning in 2008, assuming the tax credits are available to be used in their entirety during 2007. The energy policy legislation enacted in August 2005 includes additional tax credits pertaining to a portion of the coke production at Jewell, all of the production at Haverhill and all future domestic coke plants placed into service by January 1, 2010. The new credits cover a four-year period, effective January 1, 2006 or the date any new facility is placed into service, if later. Beginning in 2006, the new credits attributable to Sun Coke’s existing Jewell and Haverhill facilities could benefit Sun Coke’s annual income by approximately $6 million after tax. However, prior to their expiration dates, all of the tax credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $53.20 to $66.79 per barrel for 2005, the latest year for which the range is available.) The domestic wellhead price averaged $61.92 per barrel for the eight months ended August 31, 2006, $67.32 per barrel for the month of August 2006 and $50.26 per barrel for the year ended December 31, 2005. The corresponding prices for West Texas Intermediate (“WTI”) crude oil, a widely published reference price for domestic crude oil, were $68.76 per barrel for the eight months ended August 31, 2006, $73.08 per barrel for the month of August 2006 and $56.56 per barrel for the year ended December 31, 2005. If the annual crude oil price averages at or above the top of the inflation-adjusted range during 2006 or 2007, then it is estimated the corresponding reduction in Sun Coke’s after-tax income would approximate $28 million for each year. Based upon the Company’s estimate of domestic wellhead prices for the first nine months of 2006, Sun Coke recorded only 53 percent of the benefit of the tax credits that otherwise would have been available without regard to these phase-out provisions. The estimated impact of the phase-out reduced earnings for the first nine months of 2006 by $10 million after tax. The ultimate amount of the credits to be earned during 2006 will be based upon the average annual price of domestic crude oil at the wellhead. The above estimates incorporate increased coke prices resulting from the expiration or any phase-out of the tax credits with respect to coke sold under long-term contracts from the Indiana Harbor and Haverhill plants. The Company also could be required to make cash payments to the third-party investors if the tax credit is reduced as a result of increased domestic crude oil prices. However, the Company currently does not believe that any such payments would be required. (See Note 2 to the condensed consolidated financial statements.)

In August 2004, Sun Coke entered into a series of agreements with two major steel companies (the “Off-takers”) with respect to the development of a 1.7 million tons-per-year cokemaking facility and associated cogeneration power plant in Vitória, Brazil. Those agreements generally include: technology license agreements whereby Sun Coke has licensed its proprietary technology to a project company (the “Project Company”); an engineering and technical services agreement whereby Sun Coke is providing engineering and construction–related technical services to the Project Company; an operating agreement whereby a local subsidiary of Sun Coke will operate the cokemaking and water treatment plant facilities for a term of not less than 15 years; and an investment agreement by and among Sun Coke and the Off-takers whereby Sun Coke has acquired an initial one percent equity interest in the Project Company and an option to purchase an additional 19 percent equity interest. Sun Coke expects to exercise this option in 2007 for approximately $35 million. The Off-takers will purchase from the Project Company all coke production under long-term agreements, and one of the Off-takers will purchase all of the electricity produced at the cogeneration power plant. Those off-take agreements are still being negotiated. Construction of the facilities commenced in November 2004 and the facilities are projected by the Project Company to be operational in the first quarter of 2007.

Sun Coke is currently discussing other opportunities for developing new heat recovery cokemaking facilities with several domestic and international steel companies. Such cokemaking facilities could be either wholly owned or owned through a joint venture with one or more parties. The steel company customers would be expected to purchase the coke production on a take-or-pay or equivalent basis.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $38 million after tax in the current nine-month period versus $57 million in the first nine months of 2005. The $19 million decrease was primarily due to lower accruals for stock-related incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $33 million after tax in the first nine months of 2006 versus $37 million in the prior-year period. The $4 million decline was primarily due to higher interest income ($11 million), partially offset by a decrease in capitalized interest ($6 million). Net financing expenses and other for the first nine months of 2006 also includes a $5 million net after-tax gain attributable to income tax matters (see

Note 4 to the condensed consolidated financial statements) and a $7 million after-tax charge attributable to the correction of an error in the computation of the preferential return of third-party investors in Sunoco’s cokemaking operations (see Note 2 to the condensed consolidated financial statements).

Income Tax Matters – During the third quarter of 2005, Sunoco settled certain federal income tax issues and established a provision for certain state and local tax matters, the net effect of which was to increase net income by $18 million. (See Note 4 to the condensed consolidated financial statements.)

Phenol Supply Contract Dispute – During the third quarter of 2005, Sunoco recognized a $46 million after-tax loss associated with Chemicals’ phenol supply contract dispute (See Note 3 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $29.68 billion in the first nine months of 2006 compared to $24.49 billion in the first nine months of 2005. The 21 percent increase was primarily due to higher refined product prices. Also contributing to the increase were higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses — Total pretax costs and expenses were $28.29 billion in the current nine-month period compared to $23.38 billion in the first nine months of 2005. The 21 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting from price increases. Also contributing to the increase in total pretax costs and expenses were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended September 30		Variance
	2006	2005
	(Millions of Dollars)
Refining and Supply	$273	$341	$(68)
Retail Marketing	77	6	71
Chemicals	5	23	(18)
Logistics	7	7	—
Coke	9	15	(6)
Corporate and Other:
Corporate expenses	(11)	(25)	14
Net financing expenses and other	(9)	(10)	1
Income tax matters	—	18	(18)
Phenol supply contract dispute	—	(46)	46

Consolidated net income	$351	$329	$22

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended September 30, 2006, Sunoco earned $351 million, or $2.76 per share of common stock on a diluted basis, compared to $329 million, or $2.39 per share, for the third quarter of 2005.

The $22 million increase in net income in the third quarter of 2006 was primarily due to higher retail gasoline margins ($68 million) and the absence of a loss associated with a phenol supply contract dispute ($46 million). Partially offsetting these positive factors were lower wholesale fuels margins ($33 million); higher expenses ($23 million); lower chemical margins ($17 million); a higher effective income tax rate ($8 million); and lower earnings from cokemaking operations ($6 million).

Refining and Supply

	For the Three Months Ended September 30
	2006	2005
Income (millions of dollars)	$273	$341
Wholesale margin* (per barrel):
Total Refining and Supply	$10.13	$10.80
Northeast Refining	$8.35	$10.52
MidContinent Refining	$14.90	$11.60
Crude inputs as percent of crude unit rated capacity	94	96
Throughputs (thousands of barrels daily):
Crude oil	849.7	865.7
Other feedstocks	67.1	56.7

Total throughputs	916.8	922.4

Products manufactured (thousands of barrels daily):
Gasoline	442.6	433.1
Middle distillates	297.5	315.4
Residual fuel	72.2	74.6
Petrochemicals	35.9	34.5
Lubricants	14.2	12.9
Other	86.0	83.5

Total production	948.4	954.0
Less: Production used as fuel in refinery operations	44.4	48.7

Total production available for sale	904.0	905.3

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply earned $273 million in the current quarter versus $341 million in the third quarter of 2005, a decrease of $68 million. In comparison with last year’s hurricane impacted third-quarter, much lower average margins and production in Sunoco’s Northeast refining system ($90 million) were partially offset by higher realized margins and production in the MidContinent system ($56 million). Also impacting this year’s third quarter were higher expenses ($37 million), largely due to higher purchased fuel and maintenance costs and higher operating costs to produce low-sulfur fuels.

In Northeast Refining, margins declined $2.17 per barrel, as much lower wholesale gasoline margins were partially offset by improved petrochemical margins. Also in the Northeast, unscheduled maintenance reduced production by about three million barrels in the third quarter of 2006. In MidContinent Refining, margins were up $3.30 per barrel due to stronger distillate, petrochemical and lubricant margins.

Retail Marketing

	For the Three Months Ended September 30
	2006	2005
Income (millions of dollars)	$77	$6
Retail margin* (per barrel):
Gasoline	$7.25	$3.22
Middle distillates	$4.37	$3.70
Sales (thousands of barrels daily):
Gasoline	311.0	309.4
Middle distillates	40.9	42.7

	351.9	352.1

Retail gasoline outlets	4,694	4,795

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $77 million in the current quarter versus $6 million in the third quarter of 2005. The $71 million increase in earnings was primarily due to higher average retail gasoline margins ($68 million), which benefited from a decline in wholesale gasoline prices during the current quarter, and higher gains attributable to the Retail Portfolio Management program ($5 million). Monthly gasoline and diesel throughput per Company-owned or leased outlet was approximately 5 percent higher than the third quarter of 2005.

Chemicals

	For the Three Months Ended September 30
	2006*	2005
Income (millions of dollars)	$5	$23
Margin** (cents per pound):
All products***	9.3	11.5
Phenol and related products	7.0	10.7
Polypropylene***	12.2	12.7
Sales (millions of pounds):
Phenol and related products	607	662
Polypropylene	550	590
Other	21	20

	1,178	1,272

*	The income and margin data reflect a new pricing formula for 2006 sales of phenol to Honeywell International Inc. based upon the outcome of arbitration decisions.

**	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

***	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $5 million in the third quarter of 2006 versus $23 million in the prior-year quarter. The $18 million decrease in earnings was due primarily to lower margins ($17 million) and sales volumes ($5 million) for both phenol and polypropylene, partially offset by lower expenses ($2 million).

Logistics

Sunoco’s Logistics business earned $7 million in both the third quarters of 2006 and 2005. Higher earnings attributable to Eastern pipeline and terminalling operations and operating results from the Partnership’s acquisitions completed in 2006 and 2005 were offset by lower earnings from crude oil acquisition and marketing activities and Sunoco’s reduced ownership in the Partnership subsequent to the public equity offerings in 2006 and 2005 (see “Financial Condition – Other Cash Flow Information” below).

Coke

Coke earned $9 million in the third quarter of 2006 versus $15 million in the third quarter of 2005. The $6 million decrease in earnings was due primarily to a $5 million partial phase-out of tax credits and to the absence of a gain from an insurance litigation settlement, partially offset by lower selling, general and administrative expenses. Year-to-date, Sun Coke recorded only 53 percent of the benefit of the tax credits that otherwise would have been available without regard to the phase-out. (See Note 2 to the condensed consolidated financial statements.)

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $11 million after tax in the current three-month period versus $25 million in the third quarter of 2005. The $14 million decrease was primarily due to lower accruals for stock-related incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $9 million after tax in the third quarter of 2006 versus $10 million in the prior-year quarter. The $1 million decline was primarily due to higher interest income ($3 million). Net financing expenses and other for the third quarter of 2006 also includes a $5 million net after-tax gain attributable to income tax matters (see Note 4 to the condensed consolidated financial statements) and a $7 million after-tax charge attributable to a correction of an error in the computation of the preferential return of third-party investors in Sunoco’s cokemaking operations (see Note 2 to the condensed consolidated financial statements).

Income Tax Matters – For a discussion of the $18 million after-tax net gain related to income tax matters recognized in the third quarter of 2005, see Note 4 to the condensed consolidated financial statements.

Phenol Supply Contract Dispute – For a discussion of the $46 million after-tax loss associated with Chemicals’ phenol supply contract dispute recognized in the third quarter of 2005, see Note 3 to the condensed consolidated financial statements.

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $10.50 billion in the third quarter of 2006 compared to $9.30 billion in the third quarter of 2005. The 13 percent increase was primarily due to higher refined product prices. Also contributing to the increase were higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses — Total pretax costs and expenses were $9.93 billion in the current quarter compared to $8.78 billion in the third quarter of 2005. The 13 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting from price increases. Also contributing to the increase in total pretax costs and expenses were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At September 30, 2006, Sunoco had cash and cash equivalents of $218 million compared to $919 million at December 31, 2005, and had a working capital deficit of $705 million compared to a working capital deficit of $523 million at December 31, 2005. The $701 million decrease in cash and cash equivalents was due to a $755 million net use of cash in investing activities and a $678 million net use of cash in financing activities, partially offset by $732 million of net cash provided by operating activities (“cash generation”). Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at September 30, 2006 by $2,391 million. Inventories valued at LIFO, which consist of crude oil, and petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first nine months of 2006, Sunoco’s cash generation was $732 million compared to $1,273 million in the first nine months of 2005. This $541 million decrease in cash generation was primarily due to an increase in working capital levels pertaining to operating activities. Also contributing to the decrease in cash generation were a $95 million payment of damages to Honeywell in connection with a phenol supply contract dispute and the absence of $48 million of cash proceeds received in the first quarter of 2005 in connection with a power contract restructuring. Partially offsetting these negative factors was an increase in net income. The increase in working capital levels reflects an increase in crude oil and refined product inventories and higher incentive compensation payments to employees.

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

As of September 30, 2006, Sunoco owned 12.06 million limited partnership units consisting of 6.37 million common units and 5.69 million subordinated units.

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

The Partnership’s issuance of common units to the public has resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. The resultant gain to Sunoco on these transactions, which totaled approximately $150 million pretax at September 30, 2006, has been deferred as a component of minority interest in the Company’s condensed consolidated balance sheets as the common units issued do not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. The deferred gain would be recognized in income when Sunoco’s remaining subordinated units convert to common units at which time the common units become the residual interests.

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

The Company has a revolving credit facility (the “Facility”) totaling $900 million, which matures in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At September 30, 2006, the Company’s tangible net worth was $2.5 billion and its targeted tangible net worth was $1.5 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At September 30, 2006, this ratio was .33 to 1. At September 30, 2006, the Facility was being used to support $150 million of commercial paper (see below) and $103 million of floating-rate notes due 2034.

Sunoco Logistics Partners L.P. has a $300 million revolving credit facility, which matures in November 2010. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. It includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. During the first quarter of 2006, the Partnership borrowed $109 million against the facility to fund its March 2006 acquisition of two separate crude oil pipeline systems and related storage facilities located in Texas. During the second quarter of 2006, the Partnership used a portion of the proceeds of its May 2006 debt and equity offerings under its shelf registration statement (see “Other Cash Flow Information” above) to repay the $216 million of then outstanding borrowings under the credit facility. In the third quarter of 2006, the Partnership utilized cash and a $46 million draw against the facility to finance the $65 million acquisition from Sunoco of its 55 percent interest in the Mid-Valley Pipeline. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4.75 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3 to 1. At September 30, 2006, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.0 to 1 and the interest coverage ratio was 4.6 to 1.

Epsilon, the Company’s consolidated joint venture, was unable to repay its $120 million term loan that was due in September 2006 and the $31 million of borrowings under its $40 million revolving credit facility that matured in September 2006. Upon such default, the lenders made a demand on Sunoco, Inc., as guarantor, and Sunoco, Inc. satisfied its guarantee obligations in the third quarter of 2006 principally utilizing cash proceeds generated through the issuance of $150 million of commercial paper under its revolving credit facility. Sunoco, Inc. is now subrogated to the rights and privileges of the former debtholders and is working with Epsilon to formulate a plan for payment of the debt to Sunoco, Inc.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At September 30 2006	At December 31 2005
Short-term borrowings	$150	$—
Current portion of long-term debt	62	177
Long-term debt	1,285	1,234

Total debt	$1,497	$1,411

Management believes there is sufficient financial capacity available to pursue strategic opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock or selling an additional portion of its Sunoco Logistics Partners L.P. common units, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

The Company has a shelf registration statement which provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At September 30, 2006, $1,050 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, under which the Partnership may sell debt or common units in primary offerings to the public, and Sunoco may sell common units, which represent a portion of its limited partnership interests in the Partnership, in secondary offerings to the public. At September 30, 2006, $210 million remains available to the Partnership under this registration statement for primary offerings and up to five million common units remain available to Sunoco for secondary offerings. The amount, type and timing of any future financings under these registration statements will depend upon, among other things, the Company’s and Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and Partnership’s respective debt obligations and revolving credit facilities.

Off-Balance Sheet Arrangement

A wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc., is a party to an accounts receivable securitization facility that terminates in December 2006 under which the subsidiary may sell on a revolving basis up to a $200 million undivided interest in a designated pool of certain of Sunoco’s accounts receivable. No receivables have been sold to third parties under this facility. Sunoco currently is in negotiations to extend the term of this facility to December 2009.

Capital Expenditures

In December 2005, the Company announced that it expected capital expenditures over the 2006-2008 period in Refining and Supply would be approximately $1.9 billion, including $775 million for income improvement projects. The current status of these capital projects ranges from the preliminary design and engineering phase to the construction phase. During 2006, market conditions for engineering, procurement and construction of refinery projects have tightened, resulting in increasing costs and project delays. In addition, as more detailed engineering work is completed, increases in the original scope of work have been identified.

The three-year Refining and Supply capital plan included a $300 million project to expand the capacity of one of the fluid catalytic cracking units at the Philadelphia refinery by 15 thousand barrels per day (the “Philadelphia Project”) which was expected to be completed in early 2007 and a $365 million project to expand the Toledo refinery’s crude unit capacity by 40 thousand barrels per day and its conversion capacity by 24 thousand barrels per day by 2008 (the “Toledo Project”). Both projects included significant capital for related base infrastructure and refinery turnarounds, as well as capital required under a 2005 Consent Decree which settled certain alleged violations at its refineries under the Clean Air Act. The Philadelphia Project is still expected to be completed in early 2007, but its cost is now projected to be approximately $400 million. Phase I of the Toledo Project, which increases the facility’s refining capacity by 20 thousand barrels per day, will also be completed in early 2007 at a cost of approximately $40 million as originally planned. However, the Company is currently considering its investment strategy for the balance of the Toledo Project to determine the appropriate scope, timing and cost for this project.

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

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Market value of investments at beginning of period	$1,196	$1,158
Increase (reduction) in market value of investments resulting from:
Net investment income	85	92
Company contributions	100	100
Plan benefit payments	(130)	(154)

	$1,251	$1,196

Management does not expect to make any additional contributions to its funded defined benefit plans during the remainder of 2006, but currently estimates making $100 million of contributions in 2007. Management believes any additional contributions to the pension plans can be funded without a significant impact on liquidity. Future changes in the financial markets and/or interest rates could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

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

During the first nine months of 2006, the Company repurchased 10,160,981 shares of common stock for $734 million. In September 2006 and July 2006, the Company announced that its Board had approved additional share repurchase authorizations totaling $1 billion and $500 million, respectively. At September 30, 2006, the Company had a remaining authorization from its Board to purchase up to $1.07 billion of Company common stock in the open market from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which must be implemented effective December 31, 2006 and FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which must be implemented effective January 1, 2007, see Note 13 to the condensed consolidated financial statements.

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

Sunoco uses derivative instruments to hedge a variety of commodity price risks. During the second quarter of 2006, Sunoco increased its use of ethanol as an oxygenate component in gasoline in response to the new renewable fuels mandate for ethanol and the discontinuance of the use of MTBE as a gasoline blending component. Currently, most of the ethanol purchased by Sunoco is through normal purchase fixed-price contracts. To reduce the margin risk created by these fixed-price contracts, the Company entered into derivative contracts to sell gasoline at a fixed price to hedge a similar volume of forecasted floating-price gasoline sales over the term of the ethanol contracts. In effect, these derivative contracts have locked in an acceptable differential between the gasoline price and the cost of the ethanol purchases for gasoline blending during this period.

As a result of the significant decrease in the price of gasoline, the fair value of the fixed-price gasoline contracts increased $89 million ($53 million after tax) in the third quarter of 2006. As these derivative contracts have been designated as cash flow hedges, this increase in fair value has not been included in net income but rather has been reflected in the net hedging gains component of comprehensive income. The fair value of these contracts at the time the positions are closed will be recognized in income when the hedged items are recognized in income, with Sunoco’s margin reflecting the differential between the gasoline sales prices hedged to a fixed price and the cost of fixed-price ethanol purchases.

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

In August 2006, Mid-Valley Pipeline Company (an entity in which Sunoco, Inc. through Sunoco Logistics Partners L.P. owns a 55-percent interest), Sun Pipe Line Company (a subsidiary of Sunoco, Inc.), and Sunoco Pipeline L.P. (a subsidiary of Sunoco Logistics Partners L.P.) reached a settlement with the U.S. Environmental Protection Agency, the U.S. Department of Justice and the Kentucky Environmental and Public Protection Cabinet relating to certain alleged violations of the federal Clean Water Act and certain Kentucky statutes and regulations in a total amount of approximately $3.1 million. Sun Pipe Line Company and Sunoco Pipeline L.P. expect to be fully indemnified for costs associated with this settlement by Mid-Valley Pipeline Company. The Consent Decree concerning this settlement was lodged with the U.S. District Court in Kentucky on August 15, 2006. The 30-day comment period expired on September 20, 2006 and a motion to enter the Consent Decree was filed on October 13, 2006, and is pending. The alleged violations arise from a release in November 2000 in Louisiana and a release in January 2005 in Kentucky. (See also the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at September 30, 2006.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended September 30, 2006:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
July 2006	3	$66.92	—	$609
August 2006	4,811	$76.84	4,811	$240
September 2006	2,507	$66.34	2,507	$1,074

Total	7,321	$73.24	7,318

*	All of the shares repurchased during the three-month period ended September 30, 2006 were acquired pursuant to the repurchase programs that Sunoco publicly announced on March 3, 2005 and July 6, 2006 (see below), except for the 3 thousand shares acquired in July 2006, which were purchased from an employee. These shares were acquired in connection with the settlement of a tax withholding obligation arising from payment of a common stock unit award.

**	On March 3, 2005, the Company’s Board of Directors (“Board”) approved a $500 million share repurchase program with no stated expiration date. On September 7, 2006 and July 6, 2006, Sunoco publicly announced that its Board approved additional share repurchase authorizations totaling $1 billion and $500 million, respectively, with no stated expiration dates.

Item 6.	Exhibits

Exhibits:

10 -	Amended Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement.

12 -	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Periods Ended September 30, 2006 and 2005.

31.1 -	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

DATE November 1, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit

10	Amended Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement.

12	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Periods Ended September 30, 2006 and 2005.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.