Form 10-K
period 2006-12-31
SUNOCO INC
filed 2007-02-26
CIK 95304

2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):    Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

At June 30, 2006, the aggregate market value of voting stock held by non-affiliates was $8,975 million.

At January 31, 2007, there were 121,339,139 shares of Common Stock, $1 par value, outstanding.

Selected portions of the Sunoco, Inc. 2006 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K.

Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report to Shareholders* for a discussion of the factors that could cause actual results to differ materially from those projected.

General

Sunoco, Inc.** was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1735 Market Street, Suite LL, Philadelphia, PA 19103-7583. Its telephone number is (215) 977-3000 and its Internet website address is www.SunocoInc.com. The Company makes available free of charge on its website all materials that it files electronically with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

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

The Company’s operations are organized into five business segments (Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke) plus a holding company and a professional services group. Sunoco, Inc., the holding company, is a non-operating parent company which includes certain corporate officers. The professional services group consists of a number of staff functions, including: finance; legal and risk management; materials management; human resources; information systems; health, environment and safety; engineering services; facilities management; transaction processing; and government and public affairs. Costs incurred by the professional services group to provide these services are allocated to the five business segments and the holding company. This discussion of the Company’s business and properties reflects this organizational structure. For additional information regarding these business units, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the business segment information presented in Note 19 to the Consolidated Financial Statements, both in the Company’s 2006 Annual Report to Shareholders.

Sunoco owns and operates five refineries which are located in Marcus Hook, PA, Philadelphia, PA, Westville, NJ, Toledo, OH and Tulsa, OK. The refineries in Marcus Hook, Philadelphia, Westville and

*	References in this Annual Report on Form 10-K to material in the Company’s 2006 Annual Report to Shareholders and in the Company’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.
**	In this report, the terms “Company” and “Sunoco” are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships.

Toledo produce principally fuels and commodity petrochemicals while the refinery in Tulsa emphasizes lubricants production with related fuels production being sold in the wholesale market. The refinery in Westville (also known as the Eagle Point refinery) was acquired in January 2004 (see “Refining and Supply” below).

Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise through a network of 4,691 retail outlets in 25 states primarily on the East Coast and in the Midwest United States. During April 2004, Sunoco completed the purchase from ConocoPhillips of 340 Mobil® retail gasoline sites located primarily in Delaware, Maryland, Virginia and Washington, D.C. In 2006, the Company continued its Retail Portfolio Management program which selectively reduced its invested capital in Company-owned or leased sites, while retaining most of the gasoline sales volumes attributable to the divested sites (see “Retail Marketing” below).

Sunoco owns and operates facilities in Philadelphia, PA and Haverhill, OH, which produce phenol and acetone, and in LaPorte, TX, Neal, WV and Bayport, TX, which produce polypropylene. In addition, Sunoco is a joint-venture partner in a facility in Marcus Hook, PA, which upgrades propylene and produces polypropylene. In September 2004, Sunoco sold its interest in the Mont Belvieu, TX, Belvieu Environmental Fuels (“BEF”) MTBE production facility to Enterprise Products Operating L.P. In addition, a facility in Pasadena, TX, which produces plasticizers, was sold to BASF in January 2004 (see “Chemicals” below).

Sunoco owns, principally through Sunoco Logistics Partners L.P. (the “Partnership”) (a master limited partnership), a geographically diverse and complementary group of pipelines and terminal facilities which transport, terminal and store refined products and crude oil. Sunoco has a 43 percent interest in the Partnership, which includes a 2 percent general partnership interest (see “Logistics” below).

Sunoco, through Sun Coke Company and its affiliates (individually and collectively, “Sun Coke”), makes high-quality, blast-furnace coke at its facilities in East Chicago, IN (Indiana Harbor), Vansant, VA (Jewell) and Franklin Furnace, OH (Haverhill), and produces metallurgical coal from mines in Virginia primarily for use at the Jewell cokemaking facility. An additional cokemaking facility in Vitória, Brazil is expected to commence limited operations in the first quarter of 2007, with full production expected in mid-2007. Sun Coke will be the operator and has a joint-venture interest in this facility (see “Coke” below).

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

The Company’s refinery operations are comprised of Northeast Refining (the Marcus Hook, Philadelphia and Eagle Point refineries) and MidContinent Refining (the Toledo and Tulsa refineries). The following tables set forth information concerning the Company’s refinery operations over the last three years (in thousands of barrels daily and percentages):

2006	Northeast Refining	Mid- Continent Refining	Total
Crude Unit Capacity	655.0	245.0	900.0

Crude Inputs as Percent of Crude Unit Rated Capacity	94%	92%	93%

Conversion Capacity*	270.0	122.0	392.0

Conversion Unit Capacity Utilized	94%	96%	95%

Throughputs:
Crude Oil	616.1	224.5	840.6
Other Feedstocks	64.2	8.6	72.8

Total Throughputs	680.3	233.1	913.4

Products Manufactured:
Gasoline	323.5	112.7	436.2
Middle Distillates	230.2	75.3	305.5
Residual Fuel	69.8	4.2	74.0
Petrochemicals	28.3	7.3	35.6
Lubricants	—	13.2	13.2
Other	51.2	31.0	82.2

Total Production	703.0	243.7	946.7
Less Production Used as Fuel in Refinery Operations	32.8	11.1	43.9

Total Production Available for Sale	670.2	232.6	902.8

*	Represents capacity to upgrade lower-value, heavier petroleum products into higher-value, lighter products. Reflects an increase from 102 to 122 thousand barrels per day in June 2006 attributable to an expansion project at the Toledo refinery.

2005	Northeast Refining*	Mid- Continent Refining**	Total
Crude Unit Capacity	655.0	245.0	900.0

Crude Inputs as Percent of Crude Unit Rated Capacity	99%	94%	98%

Conversion Capacity	270.0	102.0	372.0

Conversion Unit Capacity Utilized	100%	107%	101%

Throughputs:
Crude Oil	650.6	230.4	881.0
Other Feedstocks	52.8	6.6	59.4

Total Throughputs	703.4	237.0	940.4

Products Manufactured:
Gasoline	330.5	112.9	443.4
Middle Distillates	242.1	77.4	319.5
Residual Fuel	71.7	4.5	76.2
Petrochemicals	28.6	8.2	36.8
Lubricants	—	13.2	13.2
Other	55.8	30.8	86.6

Total Production	728.7	247.0	975.7
Less Production Used as Fuel in Refinery Operations	36.7	11.9	48.6

Total Production Available for Sale	692.0	235.1	927.1

*	In January 2005, conversion capacity was increased from 265 to 270 thousand barrels per day due to an adjustment in Northeast Refining.
**	In January 2005, crude unit capacity was increased from 235 to 245 thousand barrels per day and conversion capacity was increased from 96.7 to 102 thousand barrels per day as a result of adjustments in MidContinent Refining.

2004	Northeast Refining*	Mid- Continent Refining**	Total
Crude Unit Capacity	655.0	235.0	890.0

Crude Inputs as Percent of Crude Unit Rated Capacity	97%	95%	97%

Conversion Capacity	265.0	96.7	361.7

Conversion Unit Capacity Utilized	97%	101%	98%

Throughputs:
Crude Oil	633.3	222.4	855.7
Other Feedstocks	52.9	5.9	58.8

Total Throughputs	686.2	228.3	914.5

Products Manufactured:
Gasoline	327.8	114.2	442.0
Middle Distillates	231.5	68.8	300.3
Residual Fuel	69.2	3.8	73.0
Petrochemicals	31.0	7.1	38.1
Lubricants	—	13.6	13.6
Other	51.7	30.3	82.0

Total Production	711.2	237.8	949.0
Less Production Used as Fuel in Refinery Operations	35.6	10.6	46.2

Total Production Available for Sale	675.6	227.2	902.8

*	In January 2004, crude unit capacity was increased from 505 to 655 thousand barrels per day and conversion capacity was increased from 210 to 265 thousand barrels per day as a result of the acquisition of the Eagle Point refinery. Throughput and products manufactured data pertaining to the Eagle Point refinery are based on the amounts attributable to the 354-day ownership period (January 13, 2004 – December 31, 2004) divided by 366, the number of days in the year.
**	In January 2004, crude unit capacity was increased from 225 to 235 thousand barrels per day as a result of a 10 thousand-barrels-per-day adjustment in MidContinent Refining.

Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without material disruption. Most of the crude oil processed at Sunoco’s refineries is light-sweet crude oil. The Company believes that ample supplies of light-sweet crude oil will continue to be available. In the second half of 2004, the Company also began processing limited amounts of discounted high-acid sweet crude oils in its Northeast refineries. During 2006, approximately 63 thousand barrels per day of such crude oils were processed.

The Philadelphia, Marcus Hook and Eagle Point refineries process crude oils supplied from foreign sources. The Toledo refinery processes domestic and Canadian crude oils as well as crude oils supplied from other foreign sources. The Tulsa refinery processes domestic and foreign-sourced crude oils. The foreign crude oil processed at the Company’s Northeast refineries is delivered utilizing ocean-going tankers and coastal distribution tankers and barges that are owned and operated by third parties. Approximately 40 percent of the Company’s ocean-going tanker marine transportation requirements pertaining to its Northeast Refining crude supply are met through time charters. Time charter leases for the various marine transportation vessels typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates and generally contain terms of between three to seven years with renewal and sub-lease options. The cost of the remaining marine transportation requirements reflects spot-market rates.

Approximately 45 percent of Sunoco’s crude oil supply during 2006 came from Nigeria. Some of the crude oil producing areas of this West African country have experienced political and ethnic violence as well as labor disruptions in recent years, which has resulted in the shutdown of a small portion of total Nigerian crude oil production during that time. The lost crude oil production in Nigeria did not have a material impact on Sunoco’s operations, and the Company believes other sources of light-sweet crude oil are available in the event it is unable to obtain crude oil from Nigeria in the future.

The following table sets forth information concerning the source of the Company’s crude oil purchases (in thousands of barrels daily):

	2006	2005	2004
Crude Oil Source:
West Africa	562.1	611.6	605.9
Domestic	128.9	145.2	138.2
Canada	76.7	61.5	75.0
Central Asia	24.1	—	—
North Sea	8.5	9.3	41.9
South and Central America	27.7	42.3	1.8
“Lubes-Extracted” Gasoil/Naphtha Intermediate Feedstock	10.0	10.7	6.5

	838.0	880.6	869.3

Refining and Supply sells fuels through wholesale and industrial channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Refining and Supply’s refined product sales (in thousands of barrels daily):

	2006	2005	2004
To Unaffiliated Customers:
Gasoline	193.2	216.7	211.1
Middle Distillates	290.3	294.0	275.2
Residual Fuel	77.4	89.0	80.5
Petrochemicals	14.8	15.4	16.3
Lubricants	13.8	13.3	13.5
Other	32.6	33.6	47.5

	622.1	662.0	644.1
To Affiliates*	366.7	365.3	360.6

	988.8	1,027.3	1,004.7

*	Includes gasoline and middle distillate sales to Retail Marketing and benzene and refinery-grade propylene sales to Chemicals.

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

The Clean Air Act phased in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006 (“Tier II”). The rules include banking and trading credit systems, providing refiners flexibility through 2006 for the low-sulfur gasoline and through May 2010 for the on-road low-sulfur diesel. Tier II capital spending, which was completed in 2006, totaled $755 million. It included outlays to construct new gasoline hydrotreaters at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries to meet the new gasoline requirements. In addition, the new on-road diesel specifications were met with differing facility-specific solutions involving the modification of existing refinery assets. Higher operating costs are also being incurred as the low-sulfur fuels are produced. Another rule was adopted in May 2004 which will phase in limitations on the allowable sulfur content in off-road diesel beginning in mid-2007. The rule also provides for banking and trading credit systems. The ultimate impact of this rule may depend upon the effectiveness of the related banking and trading credit systems, Sunoco’s flexibility to modify its production slate and the impact on any capital expenditures of technology selection, permitting requirements and construction schedules, as well as any effect on prices created by the changes in the level of off-road diesel fuel production.

In connection with the phase in of these new off-road diesel fuel specifications, Sunoco is evaluating its alternatives for its Tulsa refinery, including consideration of significant capital expenditures which could result in increased crude flexibility and an upgraded product slate. The majority of any such capital expenditures would likely not occur until the 2009-2010 timeframe.

During the 2006-2008 period, Refining and Supply expects capital expenditures to be approximately $700-$800 million annually, including a total of $800 million for income improvement projects over the three-year period. Refining and Supply has placed a greater emphasis on income improvement projects, which are designed to increase, by 2008, total crude unit capacity from 900 to 930 thousand barrels per day and total conversion capacity from 372 to 430 thousand barrels per day. These projects are designed to result in an improvement in product yields and crude oil and other feedstock processing flexibility. In addition, Refining and Supply’s anticipated capital expenditures during the 2006-2008 period include approximately $500 million to be spent largely to complete projects at its Philadelphia and Toledo refineries under a 2005 Consent Decree, which settled certain alleged violations under the Clean Air Act. Subsequently, additional capital outlays related to projects at the Marcus Hook and Tulsa refineries are expected to be made under the 2005 Consent Decree through 2013. The current status of these capital projects ranges from the preliminary design and engineering phase to the construction phase. During 2006, market conditions for engineering, procurement and construction of refinery projects have tightened, resulting in increasing costs and project delays. In addition, as more detailed engineering work is completed, increases in the original scope of work have been identified.

The Refining and Supply capital plan for the 2006-2008 period includes a $500 million project to expand the capacity of one of the fluid catalytic cracking units at the Philadelphia refinery by 15 thousand barrels per day, which is designed to result in an upgrade of approximately 25 thousand barrels per day of residual fuel production into higher-value gasoline and distillate production (the “Philadelphia Project”). Capital outlays pertaining to the Philadelphia Project amounted to $279 and $43 million in 2006 and 2005, respectively, and are expected to total $178 million in 2007. Refining and Supply’s capital program also includes a $50 million project which is designed to expand the Toledo refinery’s crude unit capacity by 20 thousand barrels per day. Both projects are expected to be completed in the first half of 2007 and include significant capital for related base infrastructure and refinery turnarounds, as well as capital required under the 2005 Consent Decree.

The Refining and Supply capital plan for the 2006-2008 period also includes a project at the Philadelphia refinery to reconfigure a previously idled hydrocracking unit to enable desulfurization of diesel fuel. This project, which is scheduled for completion in early 2009 at an estimated cost of $225-

$275 million, is designed to increase the facility’s ultra-low-sulfur diesel fuel production capability by 40-50 thousand barrels per day. In addition, a hydrocracker conversion project at the Toledo refinery, targeted for completion by the end of 2008 at an estimated cost of $10-$20 million, is designed to expand hydrocracking capacity at this facility by 5-10 thousand barrels per day. Other previously announced projects to further expand the Toledo refinery’s crude unit and conversion capacity by 2008 have been deferred.

In 2006, Refining and Supply initiated an alkylation process improvement project at its Philadelphia refinery’s HF alkylation unit. The project will involve the incorporation of ReVAP™ technology which will require substantial improvements and modifications to the alkylation unit and supporting utility systems. The project is scheduled for completion during 2009 at an estimated cost of $80 million.

While a significant change in the overall level of total capital spending in Refining and Supply during the 2007-2008 period is not expected, the Company currently believes that the cost of many of these capital projects could be significantly higher than anticipated. The pressures on project scope, costs and timing as well as labor productivity issues are also likely to result in the extension of project completion dates and the deferral of some lower-return projects. The Company may also elect to cancel or reduce the scope of projects which no longer meet required investment-return criteria.

During 2005, Refining and Supply completed the construction of a sulfur plant at the Eagle Point refinery at a cost of $36 million. The new unit provides the Company with additional sulfur processing capacity and redundant processing capability to meet new permit compliance requirements.

In September 2004, Refining and Supply entered into a 15-year product supply agreement with BOC Americas (PGS), Inc. (“BOC”), an affiliate of The BOC Group plc. Under this agreement, Refining and Supply is providing BOC with feedstock and utilities for use by BOC at its new hydrogen plant located on land leased from Refining and Supply at the Toledo refinery which commenced operations in March 2006. BOC utilizes the feedstock and utilities to generate hydrogen and steam at the new facility for sale to Refining and Supply for use at its Toledo refinery and for sale to another third party.

During 1999, Refining and Supply entered into an agreement with a subsidiary of FPL Energy (“FPL”) to purchase steam from a 750-megawatt, natural gas fired cogeneration power plant or four auxiliary boilers to be constructed, owned and operated by FPL at Sunoco’s Marcus Hook refinery. Construction of the cogeneration plant and auxiliary boilers was completed in 2004. In December 2004, Sunoco and FPL agreed to a restructuring of the agreement. Under the restructured terms, FPL surrendered its easement interest in land adjacent to the power plant on which the auxiliary boilers were constructed, thereby transferring ownership of the auxiliary boilers to Sunoco. FPL operates the auxiliary boilers on Sunoco’s behalf. When the cogeneration plant is in operation, Sunoco has the option to purchase steam from that facility at a rate equivalent to that set forth in the original agreement. As part of the restructuring, Sunoco has agreed to a long-term lease to FPL of the land on which the cogeneration facility was constructed and to modify certain terms in the existing agreement for an aggregate cash payment of $48 million, most of which is attributable to prepaid rent. Sunoco received this $48 million payment in January 2005. No gain or loss was recognized in connection with the restructuring.

Retail Marketing

The Retail Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in 25 states, primarily on the East Coast and in the Midwest region of the United States. The highest concentrations of outlets are located in Connecticut, Florida, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Virginia.

The following table sets forth Sunoco’s retail gasoline outlets at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Direct Outlets:
Company Owned or Leased:
Company Operated:
Traditional	93	118	134
APlus® Convenience Stores	472	482	515

	565	600	649

Dealer Operated:
Traditional	243	293	340
APlus® Convenience Stores	234	231	223
Ultra Service Centers®	154	164	184

	631	688	747

Total Company Owned or Leased*	1,196	1,288	1,396
Dealer Owned**	564	544	546

Total Direct Outlets	1,760	1,832	1,942
Distributor Outlets	2,931	2,931	2,862

	4,691	4,763	4,804

*	Gasoline and diesel throughput per Company-owned or leased outlet averaged 143.5, 136.3 and 132.6 thousand gallons per month during 2006, 2005 and 2004, respectively.
**	Primarily traditional outlets.

Retail Marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

Direct outlets may be operated by Sunoco or by an independent dealer, and are sites at which fuel products are delivered directly to the site by Sunoco’s 132 trucks or by its contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell almost exclusively fuel products under the Sunoco® and Coastal® brands or may include APlus® convenience stores or Ultra Service Centers® that provide automotive diagnostics and repair. Included among Retail Marketing’s outlets at December 31, 2006 were 56 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York and Maryland. Of these outlets, 39 were Company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

Distributor outlets are sites in which the distributor takes delivery of fuel products at a terminal where branded products are available. Sunoco does not own, lease or operate these locations.

In the second quarter of 2004, Sunoco completed the purchase of 340 retail outlets operated under the Mobil® brand from ConocoPhillips for $181 million, including inventory. Of the total sites acquired, 50 were owned outright and 62 were subject to long-term leases. The remaining network consisted of contracts to supply 34 dealer-owned and operated locations and 194 branded distributor-owned sites. These outlets, which included 31 sites that are Company-operated and have convenience stores, are located primarily in Delaware, Maryland, Virginia and Washington, D.C. These sites have been re-branded to Sunoco® gasoline and APlus® convenience stores. This acquisition fits the Company’s long-term strategy of building a retail and convenience store network designed to provide attractive long-term returns.

During the 2004-2006 period, Sunoco generated $189 million of divestment proceeds related to the sale of 338 sites under a retail portfolio management (“RPM”) program to selectively reduce the

Company’s invested capital in Company-owned or leased sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales attributable to the divested sites within the Sunoco branded business. During 2006, 2005 and 2004, net after-tax gains totaling $10, $5 and $7 million, respectively, were recognized in connection with the RPM program. Sunoco expects to continue to identify sites for divestment in the future.

During 2004, Sunoco sold its private label consumer and commercial credit card business and related accounts receivable to Citibank. In connection with this divestment, Sunoco received $100 million in cash proceeds (primarily due to the sale of existing accounts receivable), recognized a $2 million after-tax gain on the divestment and established a $2 million after-tax accrual that has been paid out for employee terminations and other exit costs. In addition, the two companies signed a seven-year agreement for Citibank to operate and service the Sunoco private label credit card program.

Branded fuels sales (including middle distillates) averaged 346.1 thousand barrels per day in 2006 compared to 343.6 thousand barrels per day in 2005 and 339.0 thousand barrels per day in 2004.

Retail Marketing is one of the largest providers of heating products in the eastern United States. In 2006, the Company sold 156 million gallons of these products to approximately 110 thousand customers. Sunoco is also the largest manufacturer and marketer of high performance (racing) gasoline in the United States with approximately 10 million gallons sold during 2006.

The Sunoco® brand is positioned as a premium brand. Brand improvements in recent years have focused on physical image, customer service and product offerings. In addition, Sunoco believes its brands and high performance gasoline business have benefited from its sponsorship agreement with NASCAR that continues until 2016. Under this agreement, Sunoco® is the Official Fuel of NASCAR and the exclusive fuel supplier to NASCAR events, and APlus® is the Official Convenience Store of NASCAR.

Sunoco’s APlus® convenience stores are located principally in Florida, Massachusetts, Michigan, New York, Ohio, Pennsylvania and South Carolina. These stores supplement sales of fuel products with a broad mix of merchandise such as groceries, fast foods, beverages and tobacco products. The following table sets forth information concerning Sunoco’s APlus® convenience stores:

	2006	2005	2004
Number of Stores (at December 31)	739	746	757
Merchandise Sales (Thousands of Dollars/Store/Month)	$80	$78	$73
Merchandise Margin (Company Operated) (% of Sales)	27.4%	28.2%	25.6%

The Company intends to grow its convenience store business principally through acquisitions and redesign of traditional gasoline outlets.

Chemicals

The Chemicals business manufactures, distributes and markets commodity and intermediate petrochemicals. The chemicals consist of aromatic derivatives (cumene, phenol, acetone, bisphenol-A, and other phenol derivatives) and polypropylene. Cumene is produced at the Philadelphia, PA and Eagle Point refineries; phenol and acetone are produced at facilities in Philadelphia, PA and Haverhill, OH; and polypropylene is produced at facilities in LaPorte, TX, Neal, WV and Bayport, TX, as well as at the Epsilon Products Company, LLC (“Epsilon”) consolidated joint venture in Marcus Hook, PA which also upgrades polymer-grade propylene. In January 2004, a facility in Pasadena, TX, which produces plasticizers, was sold to BASF. (See “Refining and Supply” for a discussion of the commodity petrochemicals produced by Refining and Supply at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries.)

During 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a wholly owned subsidiary of Lyondell Chemical Company. Under the terms of the partnership agreement, the partnership has agreed to provide Sunoco with 700 million pounds-per-year of propylene pursuant to a 15-year supply contract. Of this amount, 500 million pounds per year is priced on a cost-based formula that includes a fixed discount that declines over the life of the contract, while the remaining 200 million pounds per year is based on market prices. Sunoco also purchased Equistar’s polypropylene facility in Bayport, TX. Through the partnership, the Company believes it has secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business. Realization of these benefits is largely dependent upon performance by Equistar, which has a credit rating below investment grade. Equistar has not given any indication that it will not perform under its contracts. In the event of nonperformance, Sunoco has collateral and certain other contractual rights under the partnership agreement.

In 2004, Sunoco Chemicals sold its one-third partnership interest in the Mont Belvieu, TX Belvieu Environmental Fuels (“BEF”) MTBE production facility to Enterprise Products Operating L.P. (“Enterprise”) for $15 million in cash, resulting in an $8 million after-tax loss on divestment. In connection with the sale, Sunoco has retained one-third of any liabilities and damages arising from any claims resulting from the ownership of the assets and liabilities of BEF for the period prior to the divestment date, except for any on-site environmental claims which are retained by Enterprise.

During 2003, Sunoco announced its decision to sell its plasticizer business and recorded a $17 million after-tax charge to write down the assets held for sale to their estimated fair values less costs to sell and to establish accruals that have been paid out for employee terminations and other required exit costs. Sunoco sold this business and related inventory in January 2004 to BASF for approximately $90 million in cash. The Company’s Neville Island, PA site was not part of the transaction and Sunoco is now providing terminalling services at this facility to BASF for a 15–year period.

Sunoco Chemicals has an interest in the Epsilon joint venture, which is comprised of its 750 million pounds-per-year polymer-grade propylene operations at the Marcus Hook refinery and the adjacent 750 million pounds-per-year polypropylene plant. The Chemicals business is currently entitled to 65 percent of any cash distributions from the joint venture. This distribution percentage will decline to 55 percent on June 15, 2008 and remain at that level until 2015 at which time it will decline to 50 percent. The Chemicals business markets the joint venture’s production under the Sunoco® name along with the production from its LaPorte, TX, Neal, WV and Bayport, TX polypropylene plants. Epsilon was unable to repay its $120 million term loan that was due in September 2006 and $31 million of borrowings under its $40 million revolving credit facility that matured in September 2006. Upon such default, the lenders made a demand on Sunoco, Inc., as guarantor, and Sunoco, Inc. satisfied its guarantee obligations in the third quarter of 2006. Sunoco, Inc. is now subrogated to the rights and privileges of the former debtholders. In January 2007, Sunoco, Inc., as subrogee, made a demand for payment of the outstanding amounts, but Epsilon was unable to make payment. Sunoco, Inc., Epsilon and the Epsilon joint-venture partners are currently in litigation to resolve this matter.

Sunoco’s Philadelphia phenol facility has the capacity to produce annually more than one billion pounds of phenol and 700 million pounds of acetone. Under a long-term contract, the Chemicals business supplies Honeywell International Inc. (“Honeywell”) with approximately 745 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating other phenol production costs. During the third quarter of 2005, an arbitrator ruled that Sunoco was liable in an arbitration proceeding for breaching the pricing provisions of this contract relating to phenol produced at the Philadelphia plant from June 2003 through April 2005. In January 2006, the arbitrator ruled that Sunoco should bill Honeywell based on the pricing formula established in the arbitration until a second arbitration finalized pricing for 2005 and beyond under provisions of a supply agreement which provide for a price reopener on and after January 1, 2005. Damages of approximately $95 million ($56 million after tax), including prejudgment interest, were assessed, of which $27, $48 and $20 million pertained to 2005, 2004 and 2003, respectively. Such damages, which were paid to Honeywell in April 2006, were reported as a charge against 2005 earnings and are shown separately as Phenol Supply Contract Dispute under Corporate and Other in the Earnings Profile of Sunoco Businesses in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report to Shareholders. In March 2006, a U.S. District Court judge upheld the first arbitrator’s ruling. In July 2006, the second arbitrator ruled that the pricing through July 2009 should be based essentially on the pricing formula established in the first arbitration. The prices charged to Honeywell during 2006 have been based on this formula.

The following table sets forth information concerning petrochemicals production by the Chemicals business (in millions of pounds):

	Capacity at December 31, 2006		Production
			2006	2005	2004
Phenol	2,125	*	1,536	1,526	1,539
Acetone	1,300	*	951	944	953
Bisphenol-A	240		202	209	187
Other Phenol Derivatives	120		79	76	79
Cumene	1,925		1,556	1,577	1,533
Polypropylene	2,550		2,260	2,224	2,204
Plasticizers and Related Feedstocks**	—		—	—	33
Propylene	750		632	655	618

Total Production	9,010		7,216	7,211	7,146

Less: Production Used as Feedstocks***			2,417	2,468	2,367

Total Production Available for Sale			4,799	4,743	4,779

*	Includes 350 million pounds per year of phenol capacity and 217 million pounds per year of associated acetone capacity related to a production line in Haverhill, OH, which has been temporarily idled.
**	Consists of amounts attributable to the plasticizer business, which was divested in January 2004.
***	Includes cumene (used in the manufacture of phenol and acetone), phenol and acetone (used in the manufacture of bisphenol-A) and polymer-grade propylene (used in the manufacture of polypropylene).

Petrochemical products produced by the Chemicals business are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. The following table sets forth the sale of petrochemicals to third parties by Chemicals (in millions of pounds):

	2006	2005	2004
Phenol and Related Products (including Bisphenol-A)	2,535	2,579	2,615
Polypropylene	2,243	2,218	2,239
Other	88	91	215

	4,866	4,888	5,069

The tables above reflect only volumes manufactured and sold directly by the Chemicals business and the consolidated Epsilon joint venture. Chemicals also manages the third-party chemicals sales for Refining and Supply and a joint venture with Suncor Energy Inc., bringing the total petrochemicals sold under the Sunoco® name to approximately 7.1 billion pounds in 2006.

Sales made by the Chemicals business during 2006 were distributed through the following channels:

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

During the 2004-2006 period, Sunoco Logistics Partners L.P. issued 10.5 million limited partnership units in a series of public offerings, generating $399 million of net proceeds. Coincident with these offerings, the Partnership redeemed 5.0 million limited partnership units owned by Sunoco for $182 million. As a result of these transactions, Sunoco’s ownership interest in this master limited partnership, including its 2 percent general partnership interest, was reduced from 75 percent to 43 percent. For additional information regarding these transactions, see “Financial Condition—Capital Resources and Liquidity—Other Cash Flow Information” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report to Shareholders.

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

In March 2006, the Partnership purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from affiliates of Black Hills Energy, Inc. (“Black Hills”) for $41 million and the other from affiliates of Alon USA Energy, Inc. (“Alon”) for $68 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory. In August 2006, the Partnership purchased from Sunoco for $65 million a company that has a 55 percent interest in Mid-Valley Pipeline Company, a joint venture which owns a crude oil pipeline system in the Midwest. Sunoco did not recognize any gain or loss on this transaction. In August 2005, the Partnership completed the acquisition of a crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million and, in the fourth quarter of 2005, completed the construction of a $16 million, 20-mile crude oil pipeline connecting these assets to the West Texas Gulf Pipeline, which is 43.8 percent owned by the Partnership. In December 2005, the Partnership completed the acquisition of an ownership interest in the Mesa Pipeline from Chevron for $5 million, which, coupled with the 7.2 percent interest it acquired from Sunoco, gave it a 37.0 percent ownership interest. In 2004, the Partnership completed the following acquisitions: in March, certain pipeline and other logistics assets that had previously been acquired by Sunoco with the Eagle Point refinery for $20 million; in April, ConocoPhillips’ Baltimore, MD and Manassas, VA refined product terminals for $12 million; in June, an additional one-third interest in the Harbor Pipeline from El Paso Corporation for $7 million; and in November, a refined product terminal located in Columbus, OH from a subsidiary of Certified Oil Company for $8 million.

At December 31, 2006, the Partnership owned and operated approximately 3,800 miles of crude oil pipelines and approximately 1,650 miles of refined product pipelines. In 2006, crude oil and refined product shipments on these pipelines totaled 21.1 and 17.7 billion barrel miles, respectively, as compared to 16.3 and 17.1 billion barrel miles in 2005 and 13.9 and 17.2 billion barrel miles in 2004. These amounts represent 100 percent of the pipeline shipments of these pipelines.

Product terminalling operations include 38 terminals in the Northeast and Midwest that receive refined products from pipelines and distribute them primarily to Sunoco and also to third parties, who in turn make deliveries to end-users such as retail outlets. During 2006, 2005 and 2004, throughput at these product terminals totaled 392, 390 and 341 thousand barrels daily, respectively. Terminalling operations also include an LPG terminal near Detroit, MI, a crude oil terminal complex adjacent to Sunoco’s Philadelphia refinery, ship and barge docks adjacent to Sunoco’s Eagle Point refinery and a refined product terminal adjacent to Sunoco’s Marcus Hook refinery. During 2006, 2005 and 2004, throughput at these other terminals totaled 688, 702 and 685 thousand barrels daily, respectively.

The Partnership’s Nederland, TX terminal provides approximately 12.9 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local, south central and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for U.S. government purchases for and sales from the Strategic Petroleum Reserve storage facilities. During 2006, 2005 and 2004, throughput at the Nederland terminal totaled 462, 458 and 488 thousand barrels daily, respectively. During 2006, the Partnership continued its construction of seven new crude oil storage tanks with 4.2 million barrels of capacity, which are designed to allow the Nederland terminal to efficiently service the increased volumes related to the 2006 acquisitions discussed above. In addition, the Partnership announced a project to construct three new storage tanks with a combined capacity of 2.0 million barrels and a 12-mile crude oil pipeline from the Nederland terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery. This project is expected to be completed by January 2010 at a cost in excess of $70 million.

The Partnership’s crude oil pipeline operations in the South Central United States are complemented by crude oil acquisition and marketing operations. During 2006, 2005 and 2004, approximately 192, 186 and 187 thousand barrels daily, respectively, of crude oil were purchased (including exchanges) from third-party leases and approximately 295, 237 and 282 thousand barrels daily, respectively, were purchased in bulk or other exchange transactions. Purchased crude oil is delivered to various trunk pipelines either directly from the wellhead through gathering pipelines or utilizing the Partnership’s fleet of approximately 115 trucks or third-party trucking operations.

Coke

Sun Coke Company, through its affiliates (individually and collectively, “Sun Coke”), operates metallurgical coke plants located in East Chicago, IN (Indiana Harbor), Vansant, VA (Jewell), and Franklin Furnace, OH (Haverhill), and metallurgical coal mines located in Virginia. Aggregate coke production from the plants approximates 2.55 million tons per year. The Indiana Harbor plant produces approximately 1.3 million tons per year, the Jewell plant produces approximately 700 thousand tons per year and the Haverhill plant produces approximately 550 thousand tons per year. In addition, the Indiana Harbor plant produces heat as a by-product of Sun Coke’s proprietary process that is used by a third party to produce electricity and the Haverhill plant produces steam that is sold to Sunoco’s Chemicals business. These facilities use a proprietary low-cost cokemaking technology, which is environmentally superior to the chemical by-product recovery technology currently used by most other coke producers.

Sunoco received a total of $309 million in exchange for interests in its Jewell cokemaking operations in two separate transactions in 1995 and 2000. Sunoco also received a total of $415 million in exchange for interests in its Indiana Harbor cokemaking operations in two separate transactions in 1998 and 2002. Sunoco did not recognize any gain as of the dates of these transactions because the third-party investors were entitled to a preferential return on their respective investments.

In December 2006, Sunoco acquired the limited partnership interest of the third-party investor in the Jewell cokemaking operation for $155 million and recognized a $3 million after-tax loss in connection with this transaction. This loss is included in Net Financing Expenses and Other under Corporate and Other in the Earnings Profile of Sunoco Businesses in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report to Shareholders. As a result, such third-party investor is no longer entitled to any preferential or residual return.

The preferential returns of the investors in the Indiana Harbor cokemaking operations are currently equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continues until the investor entitled to the preferential return recovers its investment and achieves a cumulative annual after-tax return of approximately 10 percent. The preferential return period for the Indiana Harbor operations is projected to end during 2007. The accuracy of this estimate is somewhat uncertain as the length of the preferential return period is dependent upon estimated future cash flows as well as projected tax benefits which could be impacted by their potential phase-out (see below). Higher-than-expected cash flows and tax benefits will shorten the investor’s preferential return period, while lower-than-expected cash flows and tax benefits will lengthen the period. After payment of the preferential return, the investors in the Indiana Harbor operations will be entitled to a minority interest in the related cash flows and tax benefits initially amounting to 34 percent and thereafter declining to 10 percent by 2038.

Under existing tax law, most of the coke production at Jewell and all of the coke production at Indiana Harbor are not eligible to generate nonconventional fuel tax credits after 2007. In addition, prior to the expiration dates for such credits, they would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $53.20 to $66.79 per barrel for 2005, the latest year for which the range is available.) The domestic wellhead price averaged $60.03 per barrel for the eleven months ended November 30, 2006. The corresponding price for West Texas Intermediate (“WTI”) crude oil, a widely published reference price for domestic crude oil, was $66.59 per barrel for the eleven months ended November 30, 2006. Based on the Company’s estimate of the domestic wellhead price for the full-year 2006, Sun Coke recorded only 65 percent of the benefit of the tax credits that otherwise would have been available without regard to these phase-out provisions. The estimated impact of this phase-out reduced earnings for 2006 by $8 million after tax. The ultimate amount of the credits to be earned for 2006 will be based upon the average annual price of domestic crude oil at the wellhead. If the annual crude oil price averages at or above the top of the inflation-adjusted range during 2007, then it is estimated that the corresponding reduction in Sun Coke’s after-tax income would approximate $30 million for that year. The above estimates incorporate increased coke prices resulting from the expiration or any phase-out of the tax credits with respect to coke sold under the long-term contract from the Indiana Harbor plant.

The energy policy legislation enacted in August 2005 includes additional tax credits pertaining to a portion of the coke production at Jewell, all of the production at Haverhill and all future domestic coke plants placed into service by January 1, 2010. The credits cover a four-year period, effective January 1, 2006 or the date any new facility is placed into service, if later. The credits attributable to Sun Coke’s existing Jewell and Haverhill facilities are expected to benefit Sun Coke’s future annual income by approximately $8 million after tax. These tax credits are not subject to any phase-out based upon crude oil prices.

The following table sets forth information concerning cokemaking and coal mining operations:

	2006	2005	2004
Production (Thousands of Tons):
Coke	2,510	2,405	1,965

Metallurgical Coal	1,179	1,252	1,166

Proven and Probable Metallurgical Coal Reserves at December 31 (Millions of Tons)	102	103	105

In 2006, 82 percent of Sun Coke’s metallurgical coal production was converted into coke at the Jewell plant, 10 percent was converted into coke at the Indiana Harbor and Haverhill plants and 8 percent was sold in spot market transactions. Those sales are consistent with Sun Coke’s strategy of using its metallurgical coal production principally to supply its Jewell cokemaking operation.

Most of the metallurgical coal used to produce coke at the Indiana Harbor and Haverhill cokemaking operations is purchased from third parties. Sun Coke believes there is an ample supply of metallurgical coal available, and it has been able to supply these facilities without any significant disruption in coke production.

Substantially all coke sales from the Indiana Harbor, Jewell and Haverhill plants are made pursuant to long-term contracts with Mittal Steel USA, Inc. (“Mittal USA”). Mittal USA has not provided any indication that it will not perform under those contracts. However, in the event of nonperformance, Sun Coke’s results of operations and cash flows may be adversely affected.

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

Sun Coke is supplying 550 thousand tons per year of coke from the Haverhill operation to Mittal USA through September 2020. Under the applicable coke supply agreement, coke is being supplied to

Mittal USA on a take-or-pay basis through September 2012, and thereafter based upon requirements in excess of Mittal USA’s existing coke production and its other off-take obligations with respect to Sun Coke’s Indiana Harbor plant. Initial coke production from the Haverhill plant began during March 2005. The flue gas produced during the cokemaking process is used to generate low-cost steam that is sold to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business.

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

Under the above agreements, coke production at Jewell through 2007 is sold at fixed prices which escalate semiannually. Beginning in 2008, selling prices for coke at Jewell will consist of a coal charge equal to the cost of the coal delivered to the plant multiplied by an adjustment factor (which is expected to exceed such delivered coal costs) as well as the pass through of transportation costs, operating costs indexed for inflation and a fixed-price component. Coke selling prices for Indiana Harbor and Haverhill production reflect the pass through of coal costs and transportation costs. Such prices also include an operating cost and fixed-price component.

In August 2004, Sun Coke entered into a series of agreements with Companhia Siderúrgica de Tubarão and Cia. Siderúrgica Belgo-Mineira (the “Off-takers”) with respect to the development of a 1.7 million tons-per-year cokemaking facility and associated cogeneration power plant in Vitória, Brazil. Those agreements generally include: technology license agreements whereby Sun Coke has licensed its proprietary technology to a project company (the “Project Company”); an engineering and technical services agreement whereby Sun Coke is providing engineering and construction-related technical services to the Project Company; an operating agreement whereby a local subsidiary of Sun Coke will operate the cokemaking and water treatment plant facilities for a term of not less than 15 years; and an investment agreement by and among Sun Coke and the Off-takers whereby Sun Coke has acquired a one percent equity interest in the Project Company and expects to make an additional $35 million investment in 2007. The Off-takers will purchase from the Project Company all coke production under long-term agreements, and one of the Off-takers will purchase all of the electricity produced at the cogeneration power plant. Limited operations are expected to commence at the facilities in the first quarter of 2007, with full production expected in mid-2007.

In February 2007, Sun Coke entered into an agreement with two customers under which Sun Coke will build, own and operate a second 550,000 tons-per-year cokemaking facility at its Haverhill site. Construction of this facility, which is estimated to cost approximately $230 million, is expected to commence in the first quarter of 2007, and the facility is expected to be operational in the second half of 2008. In connection with this agreement, the customers agreed to purchase, over a 15-year period, a combined 550,000 tons per year of coke from this facility. In addition, the heat recovery steam generation associated with the cokemaking process at this facility will produce and supply steam to a 67 megawatt turbine, which will provide, on average, 46 megawatts of power into the regional power market.

Sun Coke is currently discussing other opportunities for developing new heat recovery cokemaking facilities with several domestic and international steel companies. Such cokemaking facilities could be either wholly owned or owned through a joint venture with one or more parties. The steel company customers would be expected to purchase the coke production under a long-term take-or-pay contract or equivalent basis.

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

Sunoco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of the location of its Northeast and Midwest refineries and retail network which are well integrated with the distribution system owned by Sunoco Logistics Partners L.P., the master limited partnership that is 43 percent owned by Sunoco.

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

Logistics operations are very competitive. Generally, pipelines are the lowest cost method for long-haul, overland movement of crude oil and refined products. Therefore, the most significant competitors for large volume shipments in the areas served by the Partnership’s pipelines are other pipelines. However, high capital requirements, environmental considerations and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in areas served by the Partnership’s pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. In addition, pipeline operations face competition from trucks that deliver product in a number of areas that the Partnership’s pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volumes in many areas served by the Partnership’s pipelines. The Partnership’s refined product terminals compete with other independent terminals with respect to price, versatility and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

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

Research and Development

Sunoco’s research and development activities are currently focused on applied research, process and product development, and engineering and technical services related to chemicals. Sunoco spent $12, $12 and $13 million on research and development activities in 2006, 2005 and 2004, respectively. As of December 31, 2006, approximately 100 scientists, engineers, technicians and support personnel participated in these activities. Sunoco owns or has made application for numerous patents.

Employees

As of December 31, 2006, Sunoco had approximately 14,000 employees compared to approximately 13,800 employees as of December 31, 2005. Approximately 5,800 of Sunoco’s employees as of December 31, 2006 were employed in Company-operated convenience stores and service stations and in the Company’s heating products business. Approximately 20 percent of Sunoco’s employees were covered by 45 collective bargaining agreements as of December 31, 2006. The collective bargaining agreements have various terms and dates of expiration. In management’s opinion, Sunoco has a good relationship with its employees.

Environmental Matters

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise deal with the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses. These laws and regulations have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and an expense nature. For additional information regarding Sunoco’s environmental matters, see “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2006 Annual Report to Shareholders.

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

Our profitability depends to a large extent upon the relationship between the price we pay for crude oil and other feedstocks, and the wholesale prices at which we sell our refined products and chemicals. The volatility of prices for crude oil and other feedstocks, refined products and chemicals, and the overall balance of supply and demand for these commodities, could have a significant impact on this relationship. Retail marketing margins also have been historically volatile, and vary with wholesale prices, the level of economic activity in our marketing areas and as a result of various logistical factors. In many cases, it is very difficult to increase retail gasoline and chemical prices quickly enough to recover increases in the costs of products being sold. We may experience significant changes in our results of operations also due to variations in the level of refined product imports into the United States, changes in product mix or competition in pricing. In addition, our profit margins may decline as a direct result of unpredictable factors in the global marketplace, many of which are beyond our control, including:

•

Cyclical nature of the businesses in which we operate: Refined product inventory levels and demand, crude oil price levels and availability and refinery utilization rates are all cyclical in nature. Historically, both the chemicals industry and the refining industry have experienced periods of actual or perceived inadequate capacity and tight supply, causing prices and profit margins to increase, and periods of actual or perceived excess capacity, resulting in oversupply and declining capacity utilization rates, prices and profit margins. The cyclical nature of these businesses results in volatile profits and cash flows over the business cycle.

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

We are subject to extensive federal, state and local laws and regulations, including those relating to the protection of the environment, waste management, discharge of hazardous materials, and the characteristics and composition of refined products. Certain of these laws and regulations also require assessment or remediation efforts at many of our facilities and at formerly owned or third-party sites. Environmental laws and regulations may impose liability on us for the conduct of third parties, or for actions that complied with applicable requirements when taken, regardless of negligence or fault. Environmental laws and regulations are subject to frequent change, and often become more stringent over time. Of particular significance to us are:

•

Methyl Tertiary Butyl Ether, or MTBE, remediation requirements: During the second quarter of 2006, we discontinued the use of MTBE. Prior to that date, we used MTBE in our Northeast U.S. refining and marketing operations to meet the oxygenate requirements for reformulated gasoline. Levels of MTBE and related constituents in groundwater are regulated by various government entities. We have been required to engage in significant remediation activities at our marketing sites. Future costs for environmental remediation activities at our marketing sites will be influenced by the extent of MTBE contamination of groundwater, the cleanup of which is driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. Cost increases result directly from extended remedial operations and maintenance on sites that, under prior standards, could otherwise have been completed. Cost increases will also result from installation of additional remedial or monitoring wells and purchase of more expensive equipment because of the presence of MTBE. While actual cleanup costs for specific sites are variable and depend on many of the factors discussed above, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases.

•

Limitations on sulfur content of gasoline and diesel fuels: The U.S. Environmental Protection Agency, or EPA, has adopted rules under the Clean Air Act that phased in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006. Our capital spending to comply with these rules was completed in 2006 and amounted to $755 million. We are also incurring higher operating costs as we continue to produce the low-sulfur fuels. In May 2004, the EPA adopted another rule which will phase in limitations on the allowable sulfur content in off-road diesel fuel beginning in mid-2007. In connection with the phase-in of these new off-road diesel fuel specifications, we are evaluating our alternatives for the Tulsa refinery, including consideration of significant capital expenditures which could result in increased crude flexibility and an upgraded product slate. The majority of any such capital expenditures would likely not occur until the 2009-2010 timeframe.

•

National Ambient Air Quality Standards: National Ambient Air Quality Standards for ozone and fine particles promulgated by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where we operate facilities. In 2004, the EPA issued final non-attainment area designations for ozone and fine particles. These standards will result in further controls of nitrogen oxide, sulfur dioxide and volatile organic compound emissions. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which would require them to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. Our Bayport and LaPorte, TX chemical facilities are located within the Houston non-attainment area. If a region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if a region cannot submit an approvable State Implementation Plan, there could be other negative consequences. Regulatory programs, when established to implement the EPA’s standards, could have an impact on us and our operations. While the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised State Implementation Plans to respond to the new regulations, it is possible that the new regulations will result in increased costs to us.

•

Natural resource damages: Certain federal and state government regulators have sought compensation from companies like us for natural resource damages as an adjunct to remediation programs. Because we are involved in a number of remediation sites, a substantial increase in natural resource damage claims could result in substantially increased costs to us.

•

Greenhouse gas emissions: Through the operation of our refineries, chemical plants and coke plants, our operations emit carbon dioxide. There are various legislative and regulatory measures to address greenhouse gas, or GHG, emissions which are in various stages of review, discussion or implementation. These include proposed federal and state actions to develop programs for the reduction of GHG emissions. While it is currently not possible to predict the impact, if any, these issues will have on us or the industry in general, they could result in increases in costs to operate and maintain our facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect our ability to conduct our business and also may reduce demand for our products.

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

Along with other refiners, manufacturers and sellers of gasoline, owners and operators of retail gasoline sites, and manufacturers of MTBE, we are a defendant in approximately 65 cases in 18 states involving the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. The plaintiffs, which include private well owners, water providers and certain governmental authorities, are seeking compensatory damages (and in some cases injunctive relief, punitive damages and attorneys’ fees) for claims relating to the alleged manufacture and distribution of a defective product (MTBE-containing gasoline), and general allegations of groundwater contamination, nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. To date, insufficient information has been developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Accordingly, we have not been able to comprehensively evaluate our exposure in these cases. There can be no assurance that these or other product liability claims against us would not have a material adverse effect on our business or results of operations.

Federal and state legislation could have a significant impact on market conditions and adversely affect our business and results of operations.

From time to time, new federal energy policy legislation is enacted by the U.S. Congress. Any federal or state legislation, including any potential tax legislation, could have a significant impact on market conditions and could adversely affect our business or results of operations in a material way.

Disputes under long-term contracts could affect our business and future operations in a materially adverse way.

We have numerous long-term contractual arrangements across our businesses which frequently include complex provisions. Interpretation of these provisions may, at times, lead to disputes with customers and/or suppliers. Unfavorable resolutions of these disputes could have a significant adverse effect on our business and results of operations.

Competition from companies having greater financial and other resources than we do could materially and adversely affect our business and results of operations.

We compete with domestic refiners and marketers in the northeastern United States and on the U.S. Gulf Coast, and with foreign refiners that import products into the United States. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. Certain of our competitors have larger and more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do. Unlike these competitors, which have access to proprietary sources of controlled crude oil production, we obtain substantially all of our feedstocks from unaffiliated sources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil and other feedstocks or intense price fluctuations.

We also face strong competition in the market for the sale of retail gasoline and merchandise. Our competitors include service stations operated by fully integrated major oil companies and other well-recognized national or regional retail outlets, often selling gasoline or merchandise at aggressively competitive prices.

Our chemicals business competes with local, regional, national and international companies, some of which have greater financial, research and development, production and other resources than we do. We also face similarly strong competition in the sale of base oil lubricant products.

The actions of our competitors, including the impact of foreign imports, could lead to lower prices or reduced margins for the products we sell, which could have an adverse effect on our business or results of operations.

Our business is subject to operational hazards and unforeseen interruptions for which we may not be adequately insured, and from which we could suffer losses.

Our business is subject to hazards and risks inherent in refining operations, chemical manufacturing and cokemaking and coal mining operations and the transportation and storage of crude oil, refined products and chemicals. These risks include explosions, fires, spills, adverse weather, natural disasters, mechanical failures, security breaches at our facilities, labor disputes and maritime accidents, any of which could result in loss of life or equipment, business interruptions, environmental pollution, personal injury and damage to our property and that of others. Our refineries, chemical plants, cokemaking and coal mining facilities, pipelines and storage facilities also may be potential targets for terrorist attacks.

We maintain insurance against many, but not all, potential losses or liabilities arising from operating hazards in amounts that we believe to be prudent. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As an example, insurance carriers generally require broad exclusions for losses due to terrorist acts and acts of war. If we were to suffer a significant loss or incur significant liability for which we were not adequately insured, it could have a material adverse effect on our financial position.

If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be materially and adversely affected.

Delays or cost increases related to capital spending programs involving engineering, procurement and construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted internal rates of return and operating results. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we make. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in issuing requisite regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.

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

Several of our existing debt instruments and financing arrangements contain restrictive covenants that limit our financial flexibility and that of our subsidiaries. Our credit facility requires the maintenance of certain financial ratios, satisfaction of certain financial condition tests and, subject to certain exceptions, imposes restrictions on:

•	incurrence of additional indebtedness;

•	issuance of preferred stock by our subsidiaries;

•	incurrence of liens;

•	sale and leaseback transactions;

•	agreements by our subsidiaries which would limit their ability to pay dividends, make distributions or repay loans or advances to us; and

•	fundamental changes, such as certain mergers and dispositions of assets.

Sunoco Logistics Partners L.P., the master limited partnership in which we hold a 43 percent interest, has a credit facility that contains similar covenants and also includes limitations on distributions to third-party partnership unit holders and to us. Increased borrowings by this subsidiary will raise the level of our total consolidated net indebtedness, and could restrict our ability to borrow money or otherwise incur additional debt.

If we do not comply with the covenants and other terms and provisions of our credit facilities, we will be required to request a waiver under, or an amendment to, those facilities. If we cannot obtain such a waiver or amendment, or if we fail to comply with the covenants and other terms and provisions of our indentures, we would be in default under our debt instruments. This may cause the indebtedness under the facilities to become immediately due and payable, which could have a material adverse effect on our financial position.

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

We have substantial benefit obligations in connection with our noncontributory defined benefit pension plans that provide retirement benefits for about one-half of our employees. We have made contributions to the plans each year since 2002 to improve their funded status, and we expect to make additional contributions to the plans in the future as well. Future adverse changes in the financial markets, or decreases in interest rates, could result in significant charges to the accumulated other comprehensive loss component of shareholders’ equity and additional significant increases in future pension expense and funding requirements. We also have substantial benefit obligations in connection with our postretirement health care plans that provide health care benefits for substantially all of our retirees. These plans are unfunded and the costs are shared by us and our retirees. To the extent that we have to fund our pension and postretirement health care obligations with cash from operations, we may be at a disadvantage to some of our competitors who do not have the same level of retiree obligations that we have.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 3.    LEGAL PROCEEDINGS

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

On November 30, 2006, a jury entered a verdict in an action brought by the State of New York (State of New York v. LVF Realty, et al.) seeking to recover approximately $57 thousand in investigation costs incurred by the State at a service station located in Inwood, NY, plus interest and penalties. Sunoco owned the property from the 1940s until 1985 and supplied gasoline to the station until 2003. Sunoco denied that it was responsible for the contamination. The jury found Sunoco responsible for 80 percent of the State’s costs plus interest and assessed a penalty against Sunoco of $6 million. Sunoco intends to aggressively challenge the verdict including filing appropriate post-trial motions in the trial court and appeal, if necessary.

In August 2006, Mid-Valley Pipeline Company (an entity in which Sunoco, Inc. through Sunoco Logistics Partners L.P. owns a 55-percent interest), Sun Pipe Line Company (a subsidiary of Sunoco, Inc.), and Sunoco Pipeline L.P. (a subsidiary of Sunoco Logistics Partners L.P.) reached a settlement with the U.S. Environmental Protection Agency, the U.S. Department of Justice and the Kentucky Environmental and Public Protection Cabinet relating to certain alleged violations of the federal Clean Water Act and certain Kentucky statutes and regulations in a total amount of approximately $3.1 million. Sun Pipe Line Company and Sunoco Pipeline L.P. expect to be fully indemnified for costs associated with this settlement by Mid-Valley Pipeline Company. The Consent Decree concerning this settlement was entered by the U.S. District Court in Kentucky on November 2, 2006. The alleged violations arise from a release in November 2000 in Louisiana and a release in January 2005 in Kentucky. (See also the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.)

In 2005 and 2004, Sunoco, Inc. (R&M) received Notices of Violation from Philadelphia Air Management Services (“AMS”), an agency of the City of Philadelphia, that alleged violations of certain requirements of the Title V permit under the Clean Air Act at Sunoco’s Frankford chemical facility. In November 2005, AMS presented a draft Administrative Order and Consent Assessment (“AOCA”) with a proposed penalty in excess of $100 thousand. Sunoco responded to the draft AOCA and provided a counteroffer to the proposed penalty, and has responded to additional information requests submitted by AMS. Sunoco continues to attempt to resolve this matter.

In December 2004, Sunoco, Inc. (R&M) received a Finding of Violation (“FOV”) from EPA, Region 3 that alleged violations of certain requirements of the Clean Air Act and permits at Sunoco’s Frankford chemical facility. Sunoco responded to the FOV by providing information to the EPA with respect to the alleged violation. In January 2007, the EPA proposed a penalty in excess of $100 thousand.

In January 2004, Sunoco, Inc. and one of its independent dealers received an administrative order and notice of civil administration penalty assessment in excess of $100 thousand from the New Jersey Department of Environmental Protection (“NJDEP”) alleging failure to remediate discharges at a service station location in Towaco, NJ and failure to submit and implement a remedial action work plan addendum for the site. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.) The location was formerly owned by Sunoco and sold to the dealer.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, are defendants in approximately 65 lawsuits in 18 states, which involve the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. Plaintiffs, which include private well owners, water providers and governmental authorities, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product. Plaintiffs are asserting primarily product liability claims but additional claims are also being asserted including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, exemplary and punitive damages and attorneys’ fees. All of the public water provider cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Motions to remand these cases to their respective state courts have been denied. Motions to dismiss were also denied, except for County of Suffolk and Suffolk County Water Authority v. Sunoco, et al., where such motion was denied prior to the consolidation. The cases include the following:

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

Many other legal and administrative proceedings are pending or possible against Sunoco from its current and past operations, including proceedings related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such proceedings would not be material in relation to Sunoco’s business or consolidated financial position at December 31, 2006.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of Sunoco, Inc.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years
Terence P. Delaney, 51 Vice President, Investor Relations and Planning	Mr. Delaney was elected to his present position in January 2003. He was Director, Investor Relations and Strategic Planning from April 2000 to January 2003.

Michael H.R. Dingus, 58 Senior Vice President, Sunoco, Inc., and President, Sun Coke Company	Mr. Dingus was elected Senior Vice President, Sunoco, Inc. in January 2002. He was elected a Vice President of Sunoco, Inc. in May 1999 and President, Sun Coke Company in June 1996.

John G. Drosdick, 63 Chairman, Chief Executive Officer and President, Sunoco, Inc., and Chairman of the Board of Directors, Sunoco Partners LLC	Mr. Drosdick was elected Chairman and Chief Executive Officer of Sunoco, Inc. in May 2000. He has been a Director and President of Sunoco, Inc. since December 1996. He was also Chief Operating Officer of Sunoco, Inc. from December 1996 to May 2000. Mr. Drosdick has been Chairman of the Board of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., since October 2001.

Bruce G. Fischer, 51 Senior Vice President, Sunoco Chemicals	Mr. Fischer was elected to his present position in January 2002. He was Vice President, Sunoco Chemicals from November 2000 to January 2002.

Michael J. Hennigan, 47 Senior Vice President, Supply, Trading, Sales and Transportation	Mr. Hennigan was elected to his present position in February 2006. He was Vice President, Product Trading, Sales and Supply from March 2001 to February 2006.

Thomas W. Hofmann, 55 Senior Vice President and Chief Financial Officer	Mr. Hofmann was elected to his present position in January 2002. He was Vice President and Chief Financial Officer from July 1998 to January 2002.

Vincent J. Kelley, 47 Senior Vice President, Refining	Mr. Kelley was elected to his present position in February 2006. He was Vice President, Northeast Refining from March 2001 to February 2006.

Joseph P. Krott, 43 Comptroller	Mr. Krott was elected to his present position in July 1998.

Michael S. Kuritzkes, 46 Senior Vice President and General Counsel	Mr. Kuritzkes was elected to his present position in January 2003. He was Vice President and General Counsel from May 2000 to January 2003.

Joel H. Maness, 56 Executive Vice President, Refining and Supply	Mr. Maness was elected to his present position in February 2006. He was Senior Vice President, Refining and Supply from September 2001 to February 2006.

Paul A. Mulholland, 54 Treasurer	Mr. Mulholland was elected to his present position in April 2000.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years
Rolf D. Naku, 56 Senior Vice President, Human Resources and Public Affairs	Mr. Naku was elected to his present position in January 2003. He was Vice President, Human Resources and Public Affairs from May 2000 to January 2003.

Robert W. Owens, 53 Senior Vice President, Marketing	Mr. Owens was elected to his present position in September 2001.

Charles K. Valutas, 56 Senior Vice President and Chief Administrative Officer	Mr. Valutas was elected to his present position in May 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides a summary of all repurchases by the Company of its common stock during the three-month period ended December 31, 2006:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
October 2006	—	$—	—	$1,074
November 2006	952	$65.37	952	$1,011
December 2006	1,468	$66.31	1,126	$943

Total	2,420	$65.94	2,078

*	All of the shares repurchased during the three-month period ended December 31, 2006 were acquired pursuant to the repurchase programs that Sunoco publicly announced on July 6, 2006 and on September 7, 2006 (see below), except for 342 thousand shares acquired in December 2006, which were purchased from employees. These shares were acquired in connection with stock swap transactions related to the exercise of stock options and with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	On September 7, 2006 and July 6, 2006, the Company’s Board of Directors approved share repurchase authorizations totaling $1 billion and $500 million, respectively, with no stated expiration dates.

The other information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 75 of the Company’s 2006 Annual Report to Shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 74 of the Company’s 2006 Annual Report to Shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 7-40 of the Company’s 2006 Annual Report to Shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to the Quantitative and Qualitative Disclosures about Market Risk on pages 32-33 of the Company’s 2006 Annual Report to Shareholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information in the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference: the Report of Independent Registered Public Accounting Firm on Financial Statements on page 43; the Consolidated Financial Statements on pages 44-47; the Notes to Consolidated Financial Statements on pages 48-72; and the Quarterly Financial and Stock Market Information on page 75. The Stock Performance Graph on page 76 is specifically excluded from incorporation by reference herein.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of such controls. Management’s Report on Internal Control Over Financial Reporting in the Company’s 2006 Annual Report to Shareholders on page 41 and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting in the Company’s 2006 Annual Report to Shareholders on page 42 are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information on directors required by Item 401 of Regulation S-K appearing under the heading “Nominees for the Board of Directors” and the section entitled “Board and Committees,” under the heading “Governance of the Company;” the information required by Item 405 of Regulation S-K appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and the information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K appearing in the sections “Board and Committees” and “Audit Committee Financial Expert” under the heading “Governance of the Company,” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2006, are incorporated herein by reference.

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

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2006,” “Outstanding Equity Awards at Fiscal Year-End 2006,” “Option Exercises and Stock Vested in 2006,” “Pension Benefits,” “Nonqualified Deferred Compensation in 2006,” and “Other Potential Post-Employment Payments,” and appearing under the heading “Directors’ Compensation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2006, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K appearing in the answer to Question 15 under the heading “Questions and Answers,” and appearing under the heading “Directors’ and

Officers’ Ownership of Sunoco Stock” in the Company’s Proxy Statement, and the information required by Item 201(d) of Regulation S-K appearing in the section entitled “Equity Compensation Plan Information” under the heading “Governance of the Company” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2006, are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K appearing in the section entitled “Certain Relationships and Related Transactions” and the information required by Item 407(a) of Regulation S-K appearing in the section “Director Independence” under the heading “Other Governance Matters” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2006, are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A appearing in the section entitled “Item 2. Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year 2007” under the heading “Proposals on Which You May Vote” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2006, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

The information appearing in the Company’s 2006 Annual Report to Shareholders as described in Item 8 (excluding the Stock Performance Graph) is incorporated herein by reference.

2.	Financial Statement Schedules:

Schedule II—Valuation Accounts is included on page 40 of this Form 10-K. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

3.	Exhibits:

3.(i)

—Articles of Incorporation of Sunoco, Inc., as amended and restated effective as of March 1, 2006 (incorporated by reference to Exhibit 3.(i) of the Company’s 2005 Form 10-K filed March 3, 2006, File No. 1-6841).

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

10.1*	—Sunoco, Inc. Long-Term Performance Enhancement Plan, as amended and restated as of November 1, 2006.

10.2*	—Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated effective November 1, 2006.

10.3*	—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.4*	—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.5*	—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.6*	—Form of Stock Option and Limited Rights Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.7*

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

10.9*

—Sunoco, Inc. Deferred Compensation Plan, as amended effective January 1, 2005, and restated effective July 1, 2005 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.10*

—Sunoco, Inc. Pension Restoration Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.11*

—Sunoco, Inc. Savings Restoration Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.12*	—Sunoco, Inc. Executive Incentive Plan, as amended and restated as of March 1, 2006 (incorporated by reference to Exhibit 10.8 of the Company’s 2005 Form 10-K filed March 3, 2006, File No. 1-6841).

10.13*

—Sunoco, Inc. Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.14*

—Sunoco, Inc. Special Executive Severance Plan, as amended and restated as of February 6, 2003 (incorporated by reference to Exhibit 10.10 of the Company’s 2002 Form 10-K filed March 7, 2003, File No. 1-6841).

10.15*

—Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.16*

—Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.17*

—Form of Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 filed May 7, 2004, File No. 1-6841).

10.18*

—The Amended Schedule to the Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated September 8, 2006, File No. 1-6841).

10.19*

—Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of December 23, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s 2004 Form 10-K filed on March 4, 2005, File No. 1-6841).

10.20*

—Amended Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed November 2, 2006, File No. 1-6841).

10.21*

—Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of December 23, 2002 (incorporated by reference to Exhibit 10.16 of the Company’s 2004 Form 10-K filed March 4, 2005, File No. 1-6841).

10.22*	—Amended Schedule 2.1 to the Deferred Compensation and Benefits Trust Agreement (incorporated by reference to Exhibit 10.18 of the Company’s 2005 Form 10-K filed March 3, 2006, File No. 1-6841).

10.23*	—Sunoco, Inc. Director Compensation Summary Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 8, 2006, File No. 1-6841).

10.24*	—Sunoco, Inc. Executive Compensation Summary Sheet.

10.25

—$900,000,000 Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement, dated as of June 30, 2006, by and among Sunoco, Inc., as Borrower; the lenders party thereto; JP Morgan Chase Bank, N.A., as Administrative Agent; Bank of America, N.A., as Syndication Agent; and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch; Barclays Bank PLC, and Citibank, N.A., as Co-Documentation Agents; J.P. Morgan Securities Inc. and Banc of America Securities LLC, as Co-Lead Arrangers and Joint Bookrunners; and the other lenders parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed August 3, 2006, File No. 1-6841).

10.26

—Accession Agreement, dated as of January 11, 2007, by and among Sunoco, Inc., as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent and the financial institutions identified as Increasing Lenders, parties thereto.

10.27

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

10.28

—Amendment No. 2006-1 to Omnibus Agreement, dated as of February 14, 2006, and effective January 1, 2006, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware, Atlantic Petroleum Corporation, Sun Pipe Line Company, Sun Pipe Line Delaware (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Sunoco Logistics Partners L.P. dated February 17, 2006, File No. 1-31219).

10.29

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

10.30

—Product Supply Agreement between BOC Americas (PGS), Inc. and Sunoco, Inc. (R&M) dated as of September 20, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed November 4, 2004, File No. 1-6841).

12	—Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 2006.

13	—Sunoco, Inc. 2006 Annual Report to Shareholders Financial Section.

14	—Sunoco, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s 2005 Form 10-K filed March 3, 2006, File No. 1-6841).

21	—Subsidiaries of Sunoco, Inc.

23	—Consent of Independent Registered Public Accounting Firm.

24.1	—Power of Attorney executed by certain officers and directors of Sunoco, Inc.

24.2	—Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

31.1	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Thomas W. Hofmann
Senior Vice President and Chief Financial Officer

Date February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 23, 2007:

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

JOHN P. JONES, III*

John P. Jones, III, Director

JAMES G. KAISER*

James G. Kaiser, Director

JOSEPH P. KROTT*

Joseph P. Krott, Comptroller

(Principal Accounting Officer)

R. ANDERSON PEW*

R. Anderson Pew, Director

G. JACKSON RATCLIFFE*

G. Jackson Ratcliffe, Director

JOHN W. ROWE*

John W. Rowe, Director

JOHN K. WULFF*

John K. Wulff, Director

*By	/s/ THOMAS W. HOFMANN
Thomas W. Hofmann Individually and as Attorney-in-Fact

SUNOCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

(Millions of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions	Balance at End of Period
For the year ended December 31, 2006:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$3	$1	$—	$2	$2

For the year ended December 31, 2005:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$2	$3	$—	$2	$3

For the year ended December 31, 2004:
Deducted from asset in balance sheet —allowance for doubtful accounts and notes receivable	$5	$6	$—	$9	$2