Form 10-Q
period 2007-03-31
SUNOCO INC
filed 2007-05-03
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES  ☐    NO  ☒

At March 31, 2007, there were 121,448,363 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended March 31
	2007	2006
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$9,135	$8,569
Interest income	5	10
Other income, net (Notes 2 and 3)	165	14

	9,305	8,593

COSTS AND EXPENSES
Cost of products sold and operating expenses	7,988	7,454
Consumer excise taxes	641	628
Selling, general and administrative expenses (Note 2)	221	210
Depreciation, depletion and amortization	115	112
Payroll, property and other taxes	37	34
Interest cost and debt expense	35	26
Interest capitalized	(9)	(1)

	9,028	8,463

Income before income tax expense	277	130
Income tax expense (Note 4)	102	51

NET INCOME	$175	$79

Earnings per share of common stock:
Basic	$1.44	$.59
Diluted	$1.44	$.59
Weighted-average number of shares outstanding (Notes 5 and 8):
Basic	121.4	132.9
Diluted	121.7	133.6
Cash dividends paid per share of common stock (Note 8)	$.25	$.20

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)	At March 31 2007	At December 31 2006
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$222	$263
Accounts and notes receivable, net	2,439	2,440
Inventories:
Crude oil	433	325
Petroleum and chemical products	384	735
Materials, supplies and other	164	159
Deferred income taxes (Note 4)	93	93

Total Current Assets	3,735	4,015
Investments and long-term receivables	130	129
Properties, plants and equipment	10,801	10,540
Less accumulated depreciation, depletion and amortization	4,221	4,175

Properties, plants and equipment, net	6,580	6,365
Deferred charges and other assets	462	473

Total Assets	$10,907	$10,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,560	$3,615
Accrued liabilities (Note 6)	475	559
Short-term borrowings	330	275
Current portion of long-term debt	4	7
Taxes payable	233	299

Total Current Liabilities	4,602	4,755
Long-term debt	1,752	1,705
Retirement benefit liabilities (Note 7)	524	523
Deferred income taxes (Note 4)	889	829
Other deferred credits and liabilities (Note 6)	529	477
Commitments and contingent liabilities (Note 6)
Minority interests (Note 2)	452	618
Shareholders’ equity (Note 8)	2,159	2,075

Total Liabilities and Shareholders’ Equity	$10,907	$10,982

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Three Months Ended March 31
	2007	2006
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$175	$79
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	(151)	—
Depreciation, depletion and amortization	115	112
Deferred income tax expense	92	17
Payments less than expense for retirement plans	11	4
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(46)	(41)
Inventories	238	(335)
Accounts payable and accrued liabilities	(177)	(140)
Taxes payable	(37)	(2)
Other	17	(7)

Net cash provided by (used in) operating activities	237	(313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(332)	(172)
Acquisitions (Note 3)	—	(109)
Proceeds from divestments (Note 3)	6	12
Other	(3)	(1)

Net cash used in investing activities	(329)	(270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	55	—
Net proceeds from issuance of long-term debt	48	115
Repayments of long-term debt	(4)	(2)
Cash distributions to investors in cokemaking operations	(7)	(4)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(13)	(10)
Cash dividend payments	(30)	(27)
Purchases of common stock for treasury	—	(48)
Proceeds from issuance of common stock under management incentive plans	4	1
Other	(2)	—

Net cash provided by financing activities	51	25

Net decrease in cash and cash equivalents	(41)	(558)
Cash and cash equivalents at beginning of period	263	919

Cash and cash equivalents at end of period	$222	$361

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain related to Sunoco Logistics Partners L.P.’s prior issuance of limited partnership units (Note 2). Results for the three months ended March 31, 2007 are not necessarily indicative of results for the full-year 2007.

2.	Minority Interests.

Cokemaking Operations

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

In December 2006, Sunoco acquired the limited partnership interest of the third-party investor in the Jewell cokemaking operation for $155 million. As a result, such third-party investor is no longer entitled to any preferential or residual return.

The preferential returns of the investors in the Indiana Harbor cokemaking operations are currently equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continues until the investor entitled to the preferential return recovers its investment and achieves a cumulative annual after-tax return of approximately 10 percent. The preferential return period for the Indiana Harbor operations is projected to end during the second half of 2007. The accuracy of this estimate is somewhat uncertain as the length of the preferential return period is dependent upon estimated future cash flows as well as projected tax benefits which could be impacted by their potential phase-out (see below). Higher-than-expected cash flows and tax benefits will shorten the investor’s preferential return period, while lower-than-expected cash flows and tax benefits will lengthen the period. After payment of the preferential return, the investors in the Indiana Harbor operations will be entitled to a minority interest in the related cash flows and tax benefits initially amounting to 34 percent and thereafter declining to 10 percent by 2038.

Under existing tax law, most of the coke production at Jewell and all of the production at Indiana Harbor are not eligible to generate nonconventional fuel tax credits after 2007. In addition, during 2007 such credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $55.06 to $69.12 per barrel for 2006.) The domestic wellhead price averaged $51.13 per barrel for the two months ended February 28, 2007, $52.93 per barrel for the month of February 2007 and $59.69 per barrel for the year ended December 31, 2006. The corresponding prices for West Texas Intermediate (“WTI”) crude oil, a widely published reference price for domestic crude oil, were $57.03 per barrel for the two months ended February 28, 2007, $59.39 per barrel for the month of February 2007 and $66.22 per barrel for the year ended December 31, 2006. Based upon the Company’s estimate of domestic wellhead prices for the first quarter of 2007, the Company recorded 100 percent of the benefit of the tax credits. The ultimate amount of the credits to be earned for 2007 will be based upon the average annual price of domestic crude oil at the wellhead.

The Company indemnifies the third-party investors for certain tax benefits available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. In certain of these cases, if performance under the indemnification is required, the Company also has the option to purchase the remaining third-party investors’ interests. Although the Company believes the possibility is remote that it will be required to make any payments under these indemnifications, at March 31, 2007, the maximum potential payment under these tax indemnifications and the options to purchase the third-party investors’ interests, if exercised, would have been approximately $380 million.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	Three Months Ended March 31
	2007	2006
Balance at beginning of year	$102	$234
Nonconventional fuel credit and other tax benefits*	(10)	(15)
Preferential return*	6	10
Cash distributions to third-party investors	(7)	(4)

Balance at end of period	$91	$225

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash change in the minority interest in cokemaking operations, are included in other income, net, in the condensed consolidated statements of income.

Logistics Operations

Sunoco’s interest in Sunoco Logistics Partners L.P. (the “Partnership”), including its 2 percent general partnership interest, is 43 percent. The accounts of the Partnership are included in Sunoco’s condensed consolidated financial statements.

As of March 31, 2007 and December 31, 2006, Sunoco owned 12.06 million limited partnership units. At December 31, 2006, this ownership interest consisted of 6.37 million common units and 5.69 million subordinated units. Distributions on Sunoco’s subordinated units were payable only after the minimum quarterly distributions of $.45 per unit for the common units held by the public and Sunoco, including any arrearages, had been made. The subordinated units were convertible to common units if certain financial tests related to earning and paying the minimum quarterly distribution for the preceding three consecutive one-year periods had been met. In February 2007, 2006 and 2005, when the quarterly cash distributions pertaining to the fourth quarters of 2006, 2005 and 2004 were paid, all three three-year requirements were satisfied. As a result, all of Sunoco’s subordinated units were converted to common units, 5.69 million in February 2007 and 2.85 million each in February 2006 and February 2005.

The Partnership’s prior issuance of common units to the public has resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. Prior to February 2007, the resultant gain to Sunoco on these transactions had been deferred as a component of minority interest in the Company’s condensed consolidated balance sheets as the common units issued did not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. The deferred gain, which amounted to $151 million ($90 million after tax), was recognized in income in the first quarter of 2007 when Sunoco’s remaining subordinated units converted to common units at which time the common units became the residual interests.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	Three Months Ended March 31
	2007	2006
Balance at beginning of year	$503	$397
Gain recognized in income related to prior issuance of the Partnership’s limited partnership units	(151)	—
Minority interest share of income*	10	7
Cash distributions to third-party investors**	(13)	(10)

Balance at end of period	$349	$394

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.

**	During 2006 and the first three months of 2007, the Partnership increased its quarterly cash distribution per unit from $.7125 to $.825.

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

The following table sets forth the minority interest balance and the changes to this balance attributable to the other joint-venture partner’s interest in Epsilon (in millions of dollars):

	Three Months Ended March 31
	2007	2006
Balance at beginning of year	$13	$16
Minority interest share of loss*	(1)	—

Balance at end of period	$12	$16

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.

3.	Changes in Business and Other Matters.

Acquisitions

Logistics Assets – In March 2006, the Partnership purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from affiliates of Black Hills Energy, Inc. (“Black Hills”) for $41 million and the other from affiliates of Alon USA Energy, Inc. (“Alon”) for $68 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory.

The purchase prices of these acquisitions have been included in properties, plants and equipment in the condensed consolidated balance sheets (except for $2 million allocated to inventories related to the Black Hills acquisition). No pro forma information has been presented since the acquisitions were not material in relation to Sunoco’s consolidated results of operations.

Divestments

Retail Portfolio Management Program – Since the beginning of 2004, Sunoco has generated $195 million of divestment proceeds related to the sale of 347 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased retail sites. Most of these sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During the first three months of 2007 and 2006, net gains (losses) of $(1) and $4 million, respectively ($(1) and $3 million after tax, respectively), were recognized in other income, net, in the condensed consolidated statements of income in connection with the RPM program.

4.	Income Tax Matters.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. As a result of the implementation of FASB Interpretation No. 48, the Company recorded a $12 million reduction in earnings employed in the business at January 1, 2007 to recognize the cumulative effect of the adoption of this standard. As of

March 31, 2007, unrecognized tax benefits amounted to $38 million and are included in other deferred credits and liabilities in the condensed consolidated balance sheet. Included in this balance is $29 million related to tax positions which, if recognized, would impact the Company’s effective tax rate.

The Company recognizes interest related to unrecognized tax benefits in interest cost and debt expense and penalties in income tax expense in the condensed consolidated statements of income. During the first three months of 2007, the Company recognized $1 million in interest on unrecognized tax benefits. Accruals for interest and penalties totaled $16 million at March 31, 2007, which are included in other deferred credits and liabilities in the condensed consolidated balance sheet.

The Company’s federal income tax returns are closed through the tax year 2002 and there are no outstanding tax controversies other than whether the Company is entitled to interest on previously overpaid taxes. The Internal Revenue Service is currently examining the Company’s 2003 and 2004 tax years. State and other income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company and its subsidiaries have various state and other income tax returns in the process of examination or administrative appeal. The Company does not expect that any unrecognized tax benefits will significantly increase or decrease in the next twelve months.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Three Months Ended March 31
	2007	2006
Weighted-average number of common shares outstanding - basic	121.4	132.9
Add effect of dilutive stock incentive awards	.3	.7

Weighted-average number of shares - diluted	121.7	133.6

6.	Commitments and Contingent Liabilities.

Commitments

Sunoco is contingently liable under various arrangements which guarantee debt of third parties aggregating to approximately $5 million at March 31, 2007. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At March 31 2007	At December 31 2006
Accrued liabilities	$37	$36
Other deferred credits and liabilities	83	85

	$120	$121

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2006	$36	$78	$3	$15	$3	$2	$137
Accruals	—	5	—	1	1	—	7
Payments	(2)	(6)	—	(1)	(1)	—	(10)

Balance at March 31,2006	$34	$77	$3	$15	$3	$2	$134

Balance at January 1, 2007	$34	$69	$3	$12	$2	$1	$121
Accruals	—	5	—	1	1	—	7
Payments	(3)	(4)	—	(1)	—	—	(8)

Balance at March 31, 2007	$31	$70	$3	$12	$3	$1	$120

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At March 31, 2007, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $90 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

Future costs for environmental remediation activities at the Company’s marketing sites also will be influenced by the extent of MTBE contamination of groundwater, the cleanup of which will be driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. Cost increases result directly from extended remedial operations and maintenance on sites that, under prior standards, could otherwise have been completed. Cost increases will also result from installation of additional remedial or monitoring wells and purchase of more expensive equipment because of the presence of MTBE. While actual cleanup costs for specific sites are variable and depend on many of the factors discussed above, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases. Sunoco does not currently, nor does it intend to, manufacture or sell gasoline containing MTBE (see “Regulatory Matters” below).

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of March 31, 2007, Sunoco had been named as a PRP at 36 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $5 million at March 31, 2007. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $16 million at March 31, 2007 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

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

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. In 2004, the EPA issued final non-attainment area designations for ozone and fine particles. These standards will result in further controls of nitrogen oxide, sulfur dioxide and volatile organic compound emissions. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which would require them to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. If a region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if a region cannot submit an approvable State Implementation Plan (“SIP”), there could be other negative consequences. In December 2006, the District of Columbia Circuit Court of Appeals overturned the EPA’s ozone attainment plan, including revocation of Clean Air Act Section 185(a) fee provisions. Sunoco will likely be subject to non-attainment fees in one or more areas, but any additional costs are not expected to be material. In March 2007, the EPA and various industry groups filed petitions seeking a rehearing by the Court. In September 2006, the EPA issued a final rule approving the Houston ozone SIP. Sunoco’s Bayport and LaPorte, TX chemical facilities are located within this non-attainment area. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is within one of these attainment areas. In September 2006, the EPA issued a final rule which tightens the standard for certain fine particle matter. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement certain 1997 fine particle matter standards. States have until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. This rule does not address attainment of the fine particle matter standard adopted in September 2006. Regulatory programs, when established to implement the EPA’s standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

Through the operation of its refineries, chemical plants and coke plants, Sunoco’s operations emit carbon dioxide. There are various legislative and regulatory measures to address greenhouse gas (“GHG”) emissions which are in various stages of review, discussion or implementation. These include proposed federal and state actions to develop programs for the reduction of GHG emissions. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

Under a law that was enacted in August 2005, a renewable fuels mandate for ethanol use in gasoline was established (immediately in California and on May 5, 2006 for the rest of the nation). Although the act did not ban MTBE, during the second quarter of 2006, Sunoco discontinued the use of MTBE and increased its use of ethanol in gasoline. While management expects that ethanol will continue to be adequately supplied, this change by Sunoco and other refiners in the industry has price and supply implications in the marketplace. Any additional federal and state legislation could also have a significant impact on market conditions and the profitability of Sunoco and the industry in general.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, owners and operators of retail gasoline sites, and manufacturers of MTBE, are defendants in approximately 71 lawsuits in 18 states, which involve the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. Plaintiffs, which include private well owners, water providers and certain governmental authorities, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims but additional claims are also being asserted including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees. The majority of MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Motions to remand these cases to their respective state courts have been denied. Motions to dismiss were also denied. Discovery is proceeding in four focus cases. Sunoco is a defendant in three of those cases. In addition, several of the private well owner cases are moving forward. Sunoco is a focus defendant in two of those cases. Thus far, for the group of MTBE cases currently pending, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2007. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

7.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended March 31		Three Months Ended March 31
	2007	2006	2007	2006
Service cost (cost of benefits earned during the year)	$13	$13	$2	$3
Interest cost on benefit obligations	21	21	6	5
Expected return on plan assets	(24)	(23)	—	—
Amortization of:
Prior service cost (benefit)	—	1	(1)	(1)
Actuarial losses	8	10	1	1

Total expense	$18	$22	$8	$8

8.	Shareholders’ Equity.

	At March 31 2007	At December 31 2006
	(Millions of Dollars)
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,642	1,634
Earnings employed in the business	4,721	4,622
Accumulated other comprehensive loss	(198)	(176)
Common stock held in treasury, at cost	(4,287)	(4,286)

Total	$2,159	$2,075

During the first three months of 2007, the Company did not repurchase any shares of its common stock. At March 31, 2007, the Company had a remaining authorization from its Board to repurchase up to $946 million of Company common stock from time to time depending on prevailing market conditions and available cash.

The Company increased the quarterly cash dividend paid on common stock from $.20 per share ($.80 per year) to $.25 per share ($1.00 per year) beginning with the second quarter of 2006 and then to $.275 per share ($1.10 per year)

beginning with the second quarter of 2007. The estimated $33 million dividend for the second quarter of 2007 has been reflected as a reduction in earnings employed in the business at March 31, 2007.

9.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income (in millions of dollars):

	Three Months Ended March 31
	2007	2006
Net income	$175	$79
Other comprehensive income, net of related income taxes:
Reclassification to earnings of:
Prior service cost (benefit) amortization	—	—
Actuarial loss amortization	5	—
Net hedging losses	(23)	(1)
Reclassifications of net hedging (gains) losses to earnings	(5)	2
Unrealized gain on available-for- sale securities	1	—

Comprehensive income	$153	$80

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which amended Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 158, among other things, requires that the funded status of defined benefit and postretirement benefit plans be fully recognized on the balance sheet. Under the new accounting, actuarial gains (losses) and prior service costs (benefits), which have not yet been recognized in net income, are recognized in the consolidated balance sheet as a reduction in prepaid retirement costs and an increase in the retirement benefit liability with a corresponding charge or credit initially to the accumulated other comprehensive loss component of shareholders’ equity. The charge or credit to shareholders’ equity, which is reflected net of related tax effects, is subsequently recognized in net income when amortized as a component of defined benefit plans and postretirement benefit plans expense with an offsetting adjustment to comprehensive income for the period.

Sunoco uses derivative instruments to hedge a variety of commodity price risks. Beginning in the second quarter of 2006, Sunoco increased its use of ethanol as an oxygenate component in gasoline in response to the new renewable fuels mandate for ethanol and the discontinuance of the use of MTBE as a gasoline blending component. Currently, most of the ethanol purchased by Sunoco is through normal purchase fixed-price contracts. To reduce the margin risk created by these fixed-price contracts, the Company entered into derivative contracts to sell gasoline at a fixed price to hedge a similar volume of forecasted floating-price gasoline sales over the term of the ethanol contracts. In effect, these derivative contracts have locked in an acceptable differential between the gasoline price and the cost of the ethanol purchases for gasoline blending during this period.

As a result of an increase in the price of gasoline, the fair value of the fixed-price gasoline contracts decreased $26 million ($16 million after tax) in the first quarter of 2007. As these derivative contracts have been designated as cash flow hedges, this decrease in fair value is not initially included in net income but rather is reflected in the net hedging losses component of comprehensive income in the table above. The fair value of these contracts at the time the positions are closed is recognized in income when the hedged items are recognized in income, with Sunoco’s margin reflecting the differential between the gasoline sales prices hedged to a fixed price and the cost of fixed-price ethanol purchases. A $19 million net gain ($12 million after tax) was reclassified to net income in the first quarter of 2007, when the hedged items were recognized in net income.

10.	Business Segment Information.

The following table sets forth certain income statement information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Three Months Ended March 31, 2007	Unaffiliated Customers	Inter- segment
Refining and Supply	$4,267	$2,428	$76
Retail Marketing	3,041	—	7
Chemicals	611	—	9
Logistics	1,098	452	9
Coke	118	3	11
Corporate and Other	—	—	63	*

Consolidated	$9,135		$175

Three Months Ended March 31, 2006
Refining and Supply	$4,120	$2,369	$73
Retail Marketing	2,949	—	—
Chemicals	599	—	14
Logistics	783	477	6
Coke	118	3	14
Corporate and Other	—	—	(28	)**

Consolidated	$8,569		$79

*	Consists of $15 million of after-tax corporate expenses, $12 million of after-tax net financing expenses and other and a $90 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2).

**	Consists of $16 million of after-tax corporate expenses and $12 million of after-tax net financing expenses and other.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended March 31
	2007	2006	Variance
	(Millions of Dollars)
Refining and Supply	$76	$73	$3
Retail Marketing	7	—	7
Chemicals	9	14	(5)
Logistics	9	6	3
Coke	11	14	(3)
Corporate and Other:
Corporate expenses	(15)	(16)	1
Net financing expenses and other	(12)	(12)	—
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units	90	—	90

Consolidated net income	$175	$79	$96

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended March 31, 2007, Sunoco earned $175 million, or $1.44 per share of common stock on a diluted basis, compared to $79 million, or $.59 per share, for the first quarter of 2006.

The $96 million increase in net income in the first quarter of 2007 was primarily due to a $90 million after-tax gain recognized in the first quarter of 2007 related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units. Also contributing to the improvement were higher margins in Sunoco’s Refining and Supply ($41 million) and Retail Marketing ($15 million) businesses. Partially offsetting these positive factors were lower production of refined products ($25 million); higher expenses ($19 million); and lower chemical margins and volumes ($7 million).

Refining and Supply

	For the Three Months Ended March 31
	2007	2006
Income (millions of dollars)	$76	$73
Wholesale margin* (per barrel):
Total Refining and Supply	$6.98	$6.13
Northeast Refining	$5.25	$5.35
MidContinent Refining	$11.42	$8.38
Crude inputs as percent of crude unit rated capacity	85%	93%
Throughputs (thousands of barrels daily):
Crude oil	761.5	835.3
Other feedstocks	79.4	68.8

Total throughputs	840.9	904.1

Products manufactured (thousands of barrels daily):
Gasoline	401.4	427.6
Middle distillates	285.4	308.1
Residual fuel	61.1	70.8
Petrochemicals	34.4	35.8
Lubricants	12.9	13.2
Other	75.8	85.4

Total production	871.0	940.9
Less: Production used as fuel in refinery operations	39.7	44.3

Total production available for sale	831.3	896.6

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply earned $76 million in the current quarter versus $73 million in the first quarter of 2006. The $3 million increase was due to higher realized margins ($41 million), essentially offset by lower production ($25 million) and higher expenses ($16 million). While margins in MidContinent Refining were up over $3 per barrel, they were essentially unchanged in the Northeast compared to the year-ago period, reflecting the negative impact of higher average crude oil costs, in part due to the major turnaround and expansion work at the Philadelphia refinery, and the sale of residual fuel inventory at less than the LIFO-layer cost. The higher expenses were largely the result of costs associated with the turnaround and expansion work and operating costs to produce low-sulfur fuels, while the lower volumes were mainly the result of the work at the Philadelphia refinery as well as a one-week outage at the Tulsa refinery and unscheduled downtime at the Marcus Hook refinery due to a power outage at a third-party steam supplier. The completion of the work at the Philadelphia refinery is expected to reduce April production by approximately two million barrels.

Retail Marketing

	For the Three Months Ended March 31
	2007	2006
Income (millions of dollars)	$7	$—
Retail margin* (per barrel):
Gasoline	$3.48	$2.85
Middle distillates	$6.84	$5.02
Sales (thousands of barrels daily):
Gasoline	299.3	287.5
Middle distillates	46.9	46.5

	346.2	334.0

Retail gasoline outlets	4,683	4,737

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $7 million in the current quarter versus breakeven results in the first quarter of 2006. The increase in earnings was primarily due to higher average retail gasoline ($10 million) and distillate ($5 million) margins. Partially offsetting these positive factors were a charge associated with a litigation settlement ($3 million) and lower gains attributable to the Retail Portfolio Management program ($4 million).

Since the beginning of 2004, Sunoco has generated $195 million of divestment proceeds related to the sale of 347 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased retail sites. Most of these sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales attributable to the divested sites within the Sunoco branded business. During the first three months of 2007 and 2006, net after-tax gains (losses) of $(1) and $3 million, respectively, were recognized in connection with the RPM program. Sunoco expects to continue to identify sites for divestment in the future.

Chemicals

	For the Three Months Ended March 31
	2007	2006
Income (millions of dollars)	$9	$14
Margin* (cents per pound):
All products**	10.5	10.9
Phenol and related products	8.8	9.1
Polypropylene**	12.7	13.2
Sales (millions of pounds):
Phenol and related products	592	633
Polypropylene	548	562
Other	20	21

	1,160	1,216

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $9 million in the first quarter of 2007 versus $14 million in the prior-year quarter. The $5 million decrease in earnings was due primarily to lower margins ($3 million) and sales volumes ($4 million) for both phenol and polypropylene, partially offset by lower expenses ($2 million). Lower volumes resulted in part from feedstock availability issues related to the turnaround work at the Philadelphia refinery and the power outage at a third-party steam supplier for the Marcus Hook refinery during the quarter.

Logistics

Sunoco’s Logistics business earned $9 million in the first quarter of 2007 versus $6 million in the first quarter of 2006. The $3 million increase was largely due to higher earnings from terminalling operations and from the Partnership’s acquisitions completed in 2006, partially offset by lower crude oil acquisition and marketing results and a reduction in Sunoco’s ownership in the Partnership from 48 percent to 43 percent subsequent to a public equity offering in the second quarter of 2006.

Coke

Coke earned $11 million in the first quarter of 2007 versus $14 million in the first quarter of 2006. The $3 million decrease in earnings was due primarily to higher costs and lower sales prices at the Jewell coal operations.

Under existing tax law, most of the coke production at Jewell and all of the production at Indiana Harbor are not eligible to generate nonconventional fuel tax credits after 2007. In addition, during 2007 such credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $55.06 to $69.12 per barrel for 2006.) The domestic wellhead price averaged $51.13 per barrel for the two months ended February 28, 2007, $52.93 per barrel for the month of February 2007 and $59.69 per barrel for the year ended December 31, 2006. The corresponding prices for West Texas Intermediate (“WTI”) crude oil, a widely published reference price for domestic crude oil, were $57.03 per barrel for the two months ended February 28, 2007, $59.39 per barrel for the month of February 2007 and $66.22 per barrel for the year ended December 31, 2006. Based upon the Company’s estimate of domestic wellhead prices for the first quarter of 2007, the Company recorded 100 percent of the benefit of the tax credits. The ultimate amount of the credits to be earned for 2007 will be based upon the average annual price of domestic crude oil at the wellhead. If the annual crude oil price averages at or above the top of the inflation-adjusted range during 2007, then it is estimated that the corresponding reduction in Coke’s full-year 2007 after-tax income would approximate $30 million. The above estimate incorporates increased coke prices resulting from the expiration or any phase-out of the tax credits with respect to coke sold under the long-term contract from the Indiana Harbor plant.

In August 2004, Sun Coke entered into a series of agreements with Companhia Siderúrgica de Tubarão and Cia. Siderúrgica Belgo-Mineira (the “Off-takers”) with respect to the development of a 1.7 million tons-per-year cokemaking facility and associated cogeneration power plant in Vitória, Brazil. Those agreements generally include: technology license agreements whereby Sun Coke has licensed its proprietary technology to a project company (the “Project Company”); an engineering and technical services agreement whereby Sun Coke is providing engineering and construction-related technical services to the Project Company; an operating agreement whereby a local subsidiary of Sun Coke will operate the cokemaking and water treatment plant facilities for a term of not less than 15 years; and an investment agreement by and among Sun Coke and the Off-takers whereby Sun Coke has acquired a one percent equity interest in the Project Company and expects to make an additional $35 million investment in 2007. The Off-takers will purchase from the Project Company all coke production under long-term agreements, and one of the Off-takers will purchase all of the electricity produced at the cogeneration power plant. Limited operations commenced in the first quarter of 2007, with full production expected in mid-2007.

In February 2007, Sun Coke entered into an agreement with two customers under which Sun Coke will build, own and operate a second 550,000 tons-per-year cokemaking facility at its Haverhill site. Construction of this facility, which is estimated to cost approximately $230 million, commenced in the first quarter of 2007, and the facility is expected to be operational in the second half of 2008. In connection with this agreement, the customers agreed to purchase, over a 15-year period, a combined 550,000 tons per year of coke from this facility. In addition, the heat recovery steam generation associated with the cokemaking process at this facility will produce and supply steam to a 67 megawatt turbine, which will provide, on average, 46 megawatts of power into the regional power market.

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

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $15 million after tax in the current three-month period versus $16 million in the first quarter of 2006.

Net Financing Expenses and Other – Net financing expenses and other were $12 million after tax in both the first quarter of 2007 and 2006. Lower interest income ($3 million) and higher interest expense ($4 million) were offset by higher capitalized interest ($5 million) and lower expenses attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($2 million).

Gain Related to Issuance of Sunoco Logistics Partners L.P. Limited Partnership Units – During the first quarter of 2007, Sunoco recognized a $90 million after-tax gain related to the prior issuance of limited partnership units of the Partnership to the public. (See Note 2 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $9.31 billion in the first quarter of 2007 compared to $8.59 billion in the first quarter of 2006. The 8 percent increase was primarily due to higher refined product sales volumes, higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and a $151 million pretax gain recognized in the first quarter of 2007 related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units.

Costs and Expenses — Total pretax costs and expenses were $9.03 billion in the current quarter compared to $8.46 billion in the first quarter of 2006. The 7 percent increase was primarily due to higher refined product acquisition costs and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these increases were lower crude oil acquisition costs attributable to lower crude oil throughputs and prices.

FINANCIAL CONDITION

Cash and Working Capital

At March 31, 2007, Sunoco had cash and cash equivalents of $222 million compared to $263 million at December 31, 2006, and had a working capital deficit of $867 million compared to a working capital deficit of $740 million at December 31, 2006. The $41 million decrease in cash and cash equivalents was due to a $329 million net use of cash in investing activities, partially offset by $237 million of net cash provided by operating activities (“cash generation”) and $51 million of net cash provided by financing activities. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at March 31, 2007 by $2,459 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first three months of 2007, Sunoco’s cash generation was $237 million compared to a net use of cash in operating activities of $313 million in the first three months of 2006. This $550 million increase in cash generation was primarily due to a decrease in working capital levels pertaining to operating activities, which reflects a decrease in refined product inventories.

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

The Company has a $1.3 billion revolving credit facility (the “Facility”), which matures in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At March 31, 2007, the Company’s tangible net worth was $2.4 billion and its targeted tangible net worth was $1.5 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At March 31, 2007, this ratio was .43 to 1. At March 31, 2007, the Facility was being used to support $330 million of commercial paper (see below) and $103 million of floating-rate notes due in 2034.

Sunoco Logistics Partners L.P. has a $300 million revolving credit facility, which matures in November 2010. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. It includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. Amounts outstanding under the facility totaled $116 and $68 million at March 31, 2007 and December 31, 2006, respectively. The credit facility contains convenants requiring the Partnership to maintain a ratio of up to 4.75 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3 to 1. At March 31, 2007, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.2 to 1 and the interest coverage ratio was 4.8 to 1.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At March 31 2007	At December 31 2006
Short-term borrowings	$330	$275
Current portion of long-term debt	4	7
Long-term debt	1,752	1,705

Total debt	$2,086	$1,987

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

Sunoco has a shelf registration statement that provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At March 31, 2007, $650 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, under which the Partnership may sell debt or common units in primary offerings to the public, and Sunoco may sell common units, which represent a portion of its limited partnership interests in the Partnership, in secondary offerings to the public. At March 31, 2007, $210 million remains available to the Partnership under this registration statement for primary offerings and up to five million common units remain available to Sunoco for secondary offerings. The amount, type and timing of any future financings under these registration statements will depend upon, among other things, the Company’s and Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and Partnership’s respective debt obligations and revolving credit facilities.

Capital Expenditures

In April 2007, the Company essentially completed the previously announced project to expand the capacity of one of the fluid catalytic cracking units at its Philadelphia refinery by 15 thousand barrels per day, which is designed to result in an upgrade of an additional 15-20 thousand barrels per day of residual fuel production into higher-value gasoline and distillate production (the “Philadelphia Project”). Capital outlays pertaining to the Philadelphia Project amounted to $485 million through March 31, 2007 and are expected to total approximately $520 million upon completion. Another project, which is designed to expand the Toledo refinery’s crude unit capacity by 20 thousand barrels per day, is expected to be completed in the second quarter of 2007 at a cost of approximately $50 million.

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
Market value of investments at beginning of period	$1,287	$1,196
Increase (reduction) in market value of investments resulting from:
Net investment income	20	149
Company contributions	6	100
Plan benefit payments	(30)	(158)

	$1,283	$1,287

Management currently anticipates making up to $100 million of voluntary contributions to its funded defined benefit plans in 2007. Management believes that the pension plans can be funded over time without a significant impact on liquidity. Future changes in the financial markets and/or interest rates could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

DIVIDENDS AND SHARE REPURCHASES

The Company increased the quarterly cash dividend paid on common stock from $.20 per share ($.80 per year) to $.25 per share ($1.00 per year) beginning with the second quarter of 2006 and then to $.275 per share ($1.10 per year) beginning with the second quarter of 2007. The estimated $33 million dividend for the second quarter of 2007 has been reflected as a reduction in earnings employed in the business at March 31, 2007.

During the first three months of 2007, the Company did not repurchase any shares of its common stock. At March 31, 2007, the Company had a remaining authorization from its Board to repurchase up to $946 million of Company common stock from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which was adopted effective January 1, 2007, see Note 4 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Some of the information included in this quarterly report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although management believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	Changes in refining, marketing and chemical margins;

•	Variation in petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Effects of transportation disruptions;

•	Changes in the price differentials between light-sweet and heavy-sour crude oils;

•	Changes in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities and on product supply and demand;

•	Age of, and changes in, the reliability, efficiency and capacity of, the Company’s operating facilities or those of third parties;

•	Changes in the level of capital expenditures or operating expenses;

•

Effects of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	Changes in the expected level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of debt and equity financing;

•	Changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in tax laws or their interpretations, including pension funding requirements;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with, major customers, suppliers, dealers, distributors or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•

Changes in the status of, or initiation of new, litigation, arbitration, or other proceedings to which the Company is a party or liability resulting from such litigation, arbitration, or other proceedings, including natural resource damage claims.

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by Sunoco. Other factors not discussed herein could also have material adverse effects on the Company. All forward-looking statements included in this quarterly report on Form 10-Q are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the Company’s exposure to market risk since December 31, 2006.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, owners and operators of retail gasoline sites and manufacturers of MTBE, are defendants in approximately 71 lawsuits in 18 states, which involve the manufacture and use of MTBE in gasoline and MTBE contamination in groundwater. Plaintiffs, which include private well owners, water providers and certain governmental authorities, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims but additional claims are also being asserted including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees. The majority of MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Motions to remand these cases to their respective state courts have been denied. Motions to dismiss were also denied, except for County of Suffolk and Suffolk County Water Authority v. Sunoco, et al., where such motion was denied prior to the consolidation. In addition to the cases listed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the following cases were recently filed:

City of Glen Cove Water District v. Sunoco, et al., filed in the U.S. District Court, Southern District of New York. Sunoco received the complaint in April 2007.

Town of Huntington/Dix Hills Water District v. Sunoco, et al., filed in the U.S. District Court, Southern District of New York. Sunoco received the complaint in April 2007.

Albertson Water District v. Sunoco, et al., filed in the U.S. District Court, Southern District of New York. Sunoco received the complaint in April 2007.

City of Greenlawn Water District v. Sunoco, et al., filed in the U.S. District Court, Southern District of New York. Sunoco received the complaint in April 2007.

Thus far, for the group of MTBE cases currently pending, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at March 31, 2007.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended March 31, 2007:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
January 2007	18	$59.83	—	$943
February 2007	1	$63.86	—	$943
March 2007	—	$—	—	$946

Total	19	$60.07	—

*	No shares were repurchased during the three-month period ended March 31, 2007 pursuant to the repurchase program that Sunoco publicly announced on September 7, 2006 (see below). The 19 thousand shares acquired during this period were purchased from employees in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.

**	On September 7, 2006, the Company’s Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

Item 6.	Exhibits

Exhibits:

12	-	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 2007.

31.1	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date: May 2, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit

12	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 2007.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.