Form 10-Q
period 2007-06-30
SUNOCO INC
filed 2007-08-02
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES  ☐    NO  ☒

At June 30, 2007, there were 120,360,425 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Six Months Ended June 30
	2007	2006
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$19,859	$19,144
Interest income	9	18
Other income, net (Notes 2 and 3)	201	21

	20,069	19,183

COSTS AND EXPENSES
Cost of products sold and operating expenses	16,853	16,312
Consumer excise taxes	1,310	1,291
Selling, general and administrative expenses (Note 2)	457	420
Depreciation, depletion and amortization	232	226
Payroll, property and other taxes	67	65
Interest cost and debt expense	67	53
Interest capitalized	(14)	(5)

	18,972	18,362

Income before income tax expense	1,097	821
Income tax expense (Note 4)	413	316

NET INCOME	$684	$505

Earnings per share of common stock:
Basic	$5.65	$3.82
Diluted	$5.63	$3.80
Weighted-average number of shares outstanding (Notes 5 and 9):
Basic	121.1	132.2
Diluted	121.4	132.9
Cash dividends paid per share of common stock (Note 9)	$.525	$.45

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended June 30
	2007	2006
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$10,724	$10,575
Interest income	4	8
Other income, net (Notes 2 and 3)	36	7

	10,764	10,590

COSTS AND EXPENSES
Cost of products sold and operating expenses	8,865	8,858
Consumer excise taxes	669	663
Selling, general and administrative expenses (Note 2)	236	210
Depreciation, depletion and amortization	117	114
Payroll, property and other taxes	30	31
Interest cost and debt expense	32	27
Interest capitalized	(5)	(4)

	9,944	9,899

Income before income tax expense	820	691
Income tax expense (Note 4)	311	265

NET INCOME	$509	$426

Earnings per share of common stock:
Basic	$4.21	$3.24
Diluted	$4.20	$3.22
Weighted-average number of shares outstanding (Notes 5 and 9):
Basic	120.9	131.5
Diluted	121.2	132.2
Cash dividends paid per share of common stock (Note 9)	$.275	$.25

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At June 30 2007	At December 31 2006
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$240	$263
Accounts and notes receivable, net	2,507	2,440
Inventories:
Crude oil	448	325
Petroleum and chemical products	617	735
Materials, supplies and other	169	159
Deferred income taxes (Note 4)	93	93

Total Current Assets	4,074	4,015
Investments and long-term receivables	131	129
Properties, plants and equipment	11,089	10,540
Less accumulated depreciation, depletion and amortization	4,317	4,175

Properties, plants and equipment, net	6,772	6,365
Deferred charges and other assets	506	473

Total Assets	$11,483	$10,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$3,510	$3,615
Accrued liabilities (Note 6)	541	559
Short-term borrowings	193	275
Current portion of long-term debt	4	7
Taxes payable	462	299

Total Current Liabilities	4,710	4,755
Long-term debt	1,776	1,705
Retirement benefit liabilities (Note 8)	527	523
Deferred income taxes (Note 4)	923	829
Other deferred credits and liabilities (Note 6)	530	477
Commitments and contingent liabilities (Note 6)
Minority interests (Note 2)	441	618
Shareholders’ equity (Note 9)	2,576	2,075

Total Liabilities and Shareholders’ Equity	$11,483	$10,982

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Six Months Ended June 30
	2007	2006
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$684	$505
Adjustments to reconcile net income to net cash provided by operating activities:
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	(151)	—
Phenol supply contract dispute payment (Note 3)	—	(95)
Depreciation, depletion and amortization	232	226
Deferred income tax expense	124	75
Payments less than (in excess of) expense for retirement plans	2	(26)
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(129)	(547)
Inventories	(16)	(393)
Accounts payable and accrued liabilities	(128)	501
Taxes payable	192	96
Other	13	23

Net cash provided by operating activities	823	365

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(644)	(429)
Acquisitions (Note 3)	—	(123)
Proceeds from divestments (Note 3)	30	28
Other	(23)	(9)

Net cash used in investing activities	(637)	(533)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	(82)	—
Net proceeds from issuance of long-term debt	92	301
Repayments of long-term debt	(24)	(275)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	110
Cash distributions to investors in cokemaking operations	(12)	(7)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(27)	(22)
Cash dividend payments	(64)	(60)
Purchases of common stock for treasury	(100)	(198)
Proceeds from issuance of common stock under management incentive plans	6	1
Other	2	(1)

Net cash used in financing activities	(209)	(151)

Net decrease in cash and cash equivalents	(23)	(319)
Cash and cash equivalents at beginning of period	263	919

Cash and cash equivalents at end of period	$240	$600

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain related to Sunoco Logistics Partners L.P.’s prior issuance of limited partnership units (Note 2). Results for the three and six months ended June 30, 2007 are not necessarily indicative of results for the full-year 2007.

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

In December 2006, Sunoco acquired the limited partnership interest of the third-party investor in the Jewell cokemaking operation for $155 million. As a result, such third-party investor is no longer entitled to any preferential or residual return in this operation.

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

Under existing tax law, most of the coke production at Jewell and all of the production at Indiana Harbor are not eligible to generate nonconventional fuel tax credits after 2007. In addition, during 2007 such credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $55.06 to $69.12 per barrel for 2006, the latest year for which the range is available.) The domestic wellhead price averaged $54.86 per barrel for the five months ended May 31, 2007, $58.90 per barrel for the month of May 2007 and $59.69 per barrel for the year ended December 31, 2006. The corresponding prices for West Texas Intermediate (“WTI”) crude oil, a widely published reference price for domestic crude oil, were $60.47 per barrel for the five months ended May 31, 2007, $63.53 per barrel for the month of May 2007 and $66.22 per barrel for the year ended December 31, 2006. Based upon the Company’s estimate of domestic wellhead prices for the first half of 2007, the Company recorded 100 percent of the benefit of the tax credits. During the first half of 2006, a partial phase out of the tax credits resulting from the high level of crude oil prices during that period, reduced earnings by $5 million after tax. The ultimate amount of the credits to be earned for 2007 will be based upon the average annual price of domestic crude oil at the wellhead.

The Company indemnifies the third-party investors for certain tax benefits available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. In certain of these cases, if performance under the indemnification is required, the Company also has the option to purchase the remaining third-party investors’ interests. Although the Company believes the possibility is remote that it will be required to do so, at June 30, 2007, the maximum potential payment under these tax indemnifications would have been approximately $390 million.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	Six Months Ended June 30
	2007	2006
Balance at beginning of year	$102	$234
Nonconventional fuel credit and other tax benefits*	(18)	(22)
Preferential return*	11	19
Cash distributions to third-party investors	(12)	(7)

Balance at end of period	$83	$224

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash change in the minority interest in cokemaking operations, are included in other income, net, in the condensed consolidated statements of income.

Logistics Operations

In the second quarter of 2006, Sunoco Logistics Partners L.P. (the “Partnership”) issued $175 million of senior notes due 2016 and 2.7 million limited partnership units at a price of $43.00 per unit. Proceeds from these offerings, net of underwriting discounts and offering expenses, totaled approximately $173 and $110 million, respectively. These proceeds were used by the Partnership in part to repay the outstanding borrowings under its revolving credit facility with the balance used to fund a portion of the Partnership’s 2006 growth capital program. Upon completion of the equity offering, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 43 percent. The accounts of the Partnership continue to be included in Sunoco’s condensed consolidated financial statements.

As of June 30, 2007 and December 31, 2006, Sunoco owned 12.06 million limited partnership units. At December 31, 2006, this ownership interest consisted of 6.37 million common units and 5.69 million subordinated units. Distributions on

Sunoco’s subordinated units were payable only after the minimum quarterly distributions of $.45 per unit for the common units held by the public and Sunoco, including any arrearages, had been made. The subordinated units were convertible to common units if certain financial tests related to earning and paying the minimum quarterly distribution for the preceding three consecutive one-year periods had been met. In February 2007, 2006 and 2005, when the quarterly cash distributions pertaining to the fourth quarters of 2006, 2005 and 2004 were paid, all three three-year requirements were satisfied. As a result, all of Sunoco’s subordinated units have been converted to common units, 5.69 million in February 2007 and 2.85 million each in February 2006 and February 2005.

The Partnership’s prior issuance of common units to the public resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. Prior to February 2007, the resultant gain to Sunoco on these transactions had been deferred as a component of minority interest in the Company’s condensed consolidated balance sheets as the common units issued did not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. The deferred gain, which amounted to $151 million ($90 million after tax), was recognized in income in the first quarter of 2007 when Sunoco’s remaining subordinated units converted to common units at which time the common units became the residual interests.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	Six Months Ended June 30
	2007	2006
Balance at beginning of year	$503	$397
Gain recognized in income related to prior issuance of the Partnership’s limited partnership units	(151)	—
Net proceeds from public equity offering	—	110
Minority interest share of income*	22	20
Increase attributable to Partnership management incentive plan	1	1
Cash distributions to third-party investors**	(27)	(22)

Balance at end of period	$348	$506

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.

**	During 2006 and the first six months of 2007, the Partnership increased its quarterly cash distribution per unit from $.7125 to $.8375.

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

The following table sets forth the minority interest balance and the changes to this balance attributable to the other joint-venture partner’s interest in Epsilon (in millions of dollars):

	Six Months Ended June 30
	2007	2006
Balance at beginning of year	$13	$16
Minority interest share of loss*	(3)	(1)

Balance at end of period	$10	$15

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.

3.	Changes in Business and Other Matters.

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

Divestments

Retail Portfolio Management Program – Since the beginning of 2004, Sunoco has generated $218 million of divestment proceeds related to the sale of 352 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased retail sites. Most of these sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During the first six months of 2007 and 2006, net gains of $18 and $6 million, respectively ($11 and $3 million after tax, respectively), were recognized in other income, net, in the condensed consolidated statements of income in connection with the RPM program.

Other Matters

Phenol Supply Contract Dispute – During the third quarter of 2005, an arbitrator ruled that Sunoco was liable in an arbitration proceeding for breaching a supply agreement concerning the prices charged to Honeywell International Inc. (“Honeywell”) for phenol produced at Sunoco’s Philadelphia chemical plant from June 2003 through April 2005. In January 2006, the arbitrator ruled that Sunoco should bill Honeywell based on the pricing formula established in the arbitration until a second arbitration finalized pricing for 2005 and beyond under provisions of a supply agreement which provide for a price reopener on and after January 1, 2005. Damages of approximately $95 million ($56 million after tax), including prejudgment interest, were assessed. Such damages, which were paid to Honeywell in April 2006, were recorded as a charge against earnings in 2005. In March 2006, a U.S. District Court judge upheld the first arbitrator’s ruling. In July 2006, the second arbitrator ruled that the pricing through July 2009 should be based essentially on the pricing formula established in the first arbitration. The prices charged to Honeywell during 2006 and the first half of 2007 have been based on this formula.

4.	Income Tax Matters.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. As a result of the implementation of FASB Interpretation No. 48, the Company recorded a $12 million reduction in earnings employed in the business at January 1, 2007 to recognize the cumulative effect of the adoption of this standard. As of June 30, 2007, unrecognized tax benefits amounted to $38 million and are included in other deferred credits and liabilities in the condensed consolidated balance sheet. Included in this balance is $29 million related to tax positions which, if recognized, would impact the Company’s effective tax rate.

The Company recognizes interest related to unrecognized tax benefits in interest cost and debt expense and penalties in income tax expense in the condensed consolidated statements of income. During the first six months of 2007, the Company recognized $2 million in interest on unrecognized tax benefits. Accruals for interest and penalties totaled $17 million at June 30, 2007, which are included in other deferred credits and liabilities in the condensed consolidated balance sheet.

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

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
Weighted-average number of common shares outstanding – basic	121.1	132.2	120.9	131.5
Add effect of dilutive stock incentive awards	.3	.7	.3	.7

Weighted-average number of shares - diluted	121.4	132.9	121.2	132.2

6.	Commitments and Contingent Liabilities.

Commitments

Sunoco is contingently liable under various arrangements which guarantee debt of third parties aggregating to approximately $4 million at June 30, 2007. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At June 30 2007	At December 31 2006
Accrued liabilities	$39	$36
Other deferred credits and liabilities	81	85

	$120	$121

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Marketing Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2006	$36	$78	$3	$15	$3	$2	$137
Accruals	3	10	1	1	1	—	16
Payments	(4)	(12)	—	(2)	(1)	(1)	(20)
Other	—	—	(1)	—	—	—	(1)

Balance at June 30, 2006	$35	$76	$3	$14	$3	$1	$132

Balance at January 1, 2007	$34	$69	$3	$12	$2	$1	$121
Accruals	2	11	—	2	1	—	16
Payments	(5)	(10)	—	(2)	—	—	(17)

Balance at June 30, 2007	$31	$70	$3	$12	$3	$1	$120

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At June 30, 2007, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $90 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of June 30, 2007, Sunoco had been named as a PRP at 36 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $5 million at June 30, 2007. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $15 million at June 30, 2007 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Regulatory Matters

The U.S. Environmental Protection Agency (“EPA”) adopted rules under the Clean Air Act (which relates to emissions of materials into the air) that phased in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006 (“Tier II”). The rules include banking and trading credit systems, providing refiners flexibility through 2006 for the low-sulfur gasoline and through May 2010 for the on-road low-sulfur diesel. Tier II capital spending, which was completed in 2006, totaled $755 million. In addition, higher operating costs are being incurred as the low-sulfur fuels are produced. In May 2004, the EPA adopted another rule which is phasing in limitations on the allowable sulfur content in off-road diesel fuel beginning in June 2007. This rule also provides for banking and trading credit systems. The ultimate impact of this rule may depend upon the effectiveness of the related banking and trading credit systems, Sunoco’s flexibility to modify its production slate and the impact on any capital expenditures of technology selection, permitting requirements and construction schedules, as well as any effect on prices created by the changes in the level of off-road diesel fuel production.

In connection with the phase in of these new off-road diesel fuel specifications, Sunoco is evaluating its alternatives for its Tulsa refinery, including consideration of significant capital expenditures which could result in increased crude flexibility and an upgraded product slate. The majority of any such capital expenditures would likely not occur until the 2009-2010 timeframe.

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated in 2004 by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which requires them to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. If a region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if a region cannot submit an approvable State Implementation Plan (“SIP”), there could be other negative consequences. In December 2006, the District of Columbia Circuit Court of Appeals overturned the EPA’s ozone attainment plan, including revocation of Clean Air Act Section 185(a) fee provisions. Sunoco will likely be subject to non-attainment fees in Houston, but any additional costs are not expected to be material. In March 2007, the EPA and various industry groups filed petitions seeking a rehearing by the Court. In June 2007, the court clarified its decision as requested by the EPA, and denied the industry groups’ petition for rehearing. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is within one of these attainment areas. In September 2006, the EPA issued a final rule tightening the standard for fine particles. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement the 1997 fine particle matter (PM 2.5) standards. States have until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. However, the March 2007 rule does not address attainment of the September 2006 standard. In June 2007, the EPA published a proposed ozone standard with a range of values that are all more stringent than those in the existing standard. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

Through the operation of its refineries, chemical plants and coke plants, Sunoco’s operations emit carbon dioxide. There are various legislative and regulatory measures to address greenhouse gas (“GHG”) emissions which are in various stages of review, discussion or implementation. These include federal and state actions to develop programs for the reduction of GHG emissions. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

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

MTBE Litigation

Sunoco, along with other refiners, and manufacturers and sellers of gasoline are defendants in approximately 76 lawsuits in 18 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. Plaintiffs are also seeking to rely on the application of a market share theory of liability, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees. The majority of MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358) (“MDL Litigation”). Discovery is proceeding in four focus cases. Sunoco is a defendant in three of those cases. In one of the four cases, the Suffolk County Water Authority case, the court has set a trial date in March 2008. In addition, several private well owner cases are moving forward. Sunoco is a defendant in two of those cases. The Second Circuit Court of Appeals (“Second Circuit”) recently rendered a decision in two MTBE cases that are part of the MDL Litigation in which it held that there was no federal jurisdiction for the removal of these cases to federal court and consequently ordered that the cases be remanded back to the state courts from which they originated. The parties and the judge in the MDL Litigation are evaluating the impact of the Second Circuit’s decision on the remaining cases that are part of the MDL Litigation. The defendants in the Suffolk County Water Authority case have filed a motion to remand the case to state court, which is currently pending. Thus far, for the group of MTBE cases currently pending, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure to Sunoco. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2007. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

7.	Debt Redemption.

In the second quarter of 2006, the Company redeemed its 9-3/8 percent debentures with a book value of $56 million. The Company recognized a loss of less than $1 million due to the early extinguishment of the debt.

8.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Six Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Service cost (cost of benefits earned during the year)	$25	$26	$5	$5
Interest cost on benefit obligations	41	43	12	11
Expected return on plan assets	(48)	(47)	—	—
Amortization of:
Prior service cost (benefit)	1	1	(1)	(2)
Actuarial losses	16	16	2	2
Special termination benefits	2	—	—	—

Total expense	$37	$39	$18	$16

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
Service cost (cost of benefits earned during the year)	$12	$13	$3	$2
Interest cost on benefit obligations	20	22	6	6
Expected return on plan assets	(24)	(24)	—	—
Amortization of:
Prior service cost (benefit)	1	—	—	(1)
Actuarial losses	8	6	1	1
Special termination benefits	2	—	—	—

Total expense	$19	$17	$10	$8

9.	Shareholders’ Equity.

	At June 30 2007	At December 31 2006
	(Millions of Dollars)
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,651	1,634
Earnings employed in the business	5,230	4,622
Accumulated other comprehensive loss	(197)	(176)
Common stock held in treasury, at cost	(4,389)	(4,286)

Total	$2,576	$2,075

During the first six months of 2007, the Company repurchased 1.2 million shares of its common stock for $100 million. At June 30, 2007, the Company had a remaining authorization from its Board to repurchase up to $849 million of Company common stock from time to time depending on prevailing market conditions and available cash.

The Company increased the quarterly cash dividend paid on common stock from $.20 per share ($.80 per year) to $.25 per share ($1.00 per year) beginning with the second quarter of 2006 and then to $.275 per share ($1.10 per year) beginning with the second quarter of 2007.

10.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income (in millions of dollars):

	Six Months Ended June 30		Three Months Ended June 30
	2007	2006	2007	2006
Net income	$684	$505	$509	$426
Other comprehensive income, net of related income taxes:
Reclassification to earnings of:
Prior service cost (benefit) amortization	—	—	—	—
Actuarial loss amortization	11	—	6	—
Net hedging losses	(46)	(13)	(23)	(12)
Reclassifications of net hedging losses to earnings	9	4	14	2
Unrealized gain on available-for-sale securities	5	—	4	—

Comprehensive income	$663	$496	$510	$416

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

As a result of an increase in the price of gasoline, the fair value of the fixed-price gasoline contracts decreased $61 million ($36 million after tax) in the first six months of 2007. As these derivative contracts have been designated as cash flow hedges, this decrease in fair value is not initially included in net income but rather is reflected in the net hedging losses component of comprehensive income in the table above. The fair value of these contracts at the time the positions are closed is recognized in income when the hedged items are recognized in income, with Sunoco’s margin reflecting the differential between the gasoline sales prices hedged to a fixed price and the cost of fixed-price ethanol purchases. A $5 million net gain ($3 million after tax) related to these derivative contracts was reclassified to net income in the first six months of 2007, when the hedged items were recognized in net income.

11.	Business Segment Information.

The following tables set forth certain income statement information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Six Months Ended June 30, 2007	Unaffiliated Customers	Inter- segment
Refining and Supply	$9,072	$5,700	$558
Retail Marketing	6,882	—	37
Chemicals	1,332	—	15
Logistics	2,337	841	19
Coke	236	5	24
Corporate and Other	—	—	31	*

Consolidated	$19,859		$684

Six Months Ended June 30, 2006
Refining and Supply	$9,194	$5,548	$482
Retail Marketing	6,707	—	10
Chemicals	1,250	—	22
Logistics	1,756	993	18
Coke	237	5	24
Corporate and Other	—	—	(51	)**

Consolidated	$19,144		$505

*	Consists of $33 million of after-tax corporate expenses, $26 million of after-tax net financing expenses and other and a $90 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2).

**	Consists of $27 million of after-tax corporate expenses and $24 million of after-tax net financing expenses and other.

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Three Months Ended June 30, 2007	Unaffiliated Customers	Inter- segment
Refining and Supply	$4,805	$3,272	$482
Retail Marketing	3,841	—	30
Chemicals	721	—	6
Logistics	1,239	389	10
Coke	118	2	13
Corporate and Other	—	—	(32	)*

Consolidated	$10,724		$509

Three Months Ended June 30, 2006
Refining and Supply	$5,074	$3,179	$409
Retail Marketing	3,758	—	10
Chemicals	651	—	8
Logistics	973	516	12
Coke	119	3	10
Corporate and Other	—	—	(23	)**

Consolidated	$10,575		$426

*	Consists of $18 million of after-tax corporate expenses and $14 million of after-tax net financing expenses and other.

**	Consists of $11 million of after-tax corporate expenses and $12 million of after-tax net financing expenses and other.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Six Months Ended June 30		Variance
	2007	2006
	(Millions of Dollars)
Refining and Supply	$558	$482	$76
Retail Marketing	37	10	27
Chemicals	15	22	(7)
Logistics	19	18	1
Coke	24	24	—
Corporate and Other:
Corporate expenses	(33)	(27)	(6)
Net financing expenses and other	(26)	(24)	(2)
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units	90	—	90

Consolidated net income	$684	$505	$179

Analysis of Earnings Profile of Sunoco Businesses

In the six-month period ended June 30, 2007, Sunoco earned $684 million, or $5.63 per share of common stock on a diluted basis, compared to $505 million, or $3.80 per share, for the first half of 2006.

The $179 million increase in net income in the first half of 2007 was primarily due to higher margins in Sunoco’s Refining and Supply ($162 million) and Retail Marketing ($28 million) businesses, a gain recognized in the first quarter of 2007 related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units ($90 million), higher gains on asset divestments ($8 million) and a lower effective income tax rate ($9 million). Partially offsetting these positive factors were lower production of refined products ($64 million) and higher expenses ($52 million).

Refining and Supply

	For the Six Months Ended June 30
	2007	2006
Income (millions of dollars)	$558	$482
Wholesale margin* (per barrel):
Total Refining and Supply	$10.98	$9.35
Northeast Refining	$9.00	$8.55
MidContinent Refining	$16.60	$11.69
Crude inputs as percent of crude unit rated capacity	88%	94%
Throughputs (thousands of barrels daily):
Crude oil	790.4	849.7
Other feedstocks	79.0	72.7

Total throughputs	869.4	922.4

Products manufactured (thousands of barrels daily):
Gasoline	419.8	440.9
Middle distillates	291.4	309.1
Residual fuel	62.8	73.5
Petrochemicals	35.6	35.0
Lubricants	12.0	13.9
Other	79.2	84.7

Total production	900.8	957.1
Less: Production used as fuel in refinery operations	42.0	44.6

Total production available for sale	858.8	912.5

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply earned $558 million in the first six months of 2007 versus $482 million in the first half of 2006. The $76 million increase was due to higher realized margins ($162 million) and a lower effective income tax rate ($11 million), partially offset by lower production volumes ($64 million) and higher expenses ($35 million). While margins in MidContinent Refining were up almost $5 per barrel, they were up only $.45 per barrel in the Northeast compared to the year-ago period, reflecting the negative impact of higher average crude oil costs, in part due to the major turnaround and expansion work at the Philadelphia refinery which was completed in April, turnaround work at the Tulsa refinery which was completed in early July and the sale of residual fuel inventory at less than the LIFO-layer cost. The higher expenses were largely the result of costs associated with the turnaround and expansion work and increased operating costs to produce low-sulfur fuels, while the lower volumes were mainly the result of the work at the Philadelphia and Tulsa refineries. The work at the Philadelphia refinery reduced 2007 production by 10.2 million barrels (8.7 million in the first quarter and 1.5 million in the second quarter), while the turnaround at the Tulsa refinery negatively impacted second quarter production by 2.3 million barrels.

Retail Marketing

	For the Six Months Ended June 30
	2007	2006
Income (millions of dollars)	$37	$10
Retail margin* (per barrel):
Gasoline	$3.88	$3.21
Middle distillates	$5.52	$4.37
Sales (thousands of barrels daily):
Gasoline	303.4	298.3
Middle distillates	43.3	43.9

	346.7	342.2

Retail gasoline outlets	4,699	4,723

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $37 million in the current six-month period versus $10 million in the first half of 2006. The $27 million increase in earnings was primarily due to higher average retail gasoline ($23 million) and distillate ($5 million) margins and higher gains attributable to the Retail Portfolio Management program ($8 million). Partially offsetting these positive factors were higher expenses ($9 million), which include a $3 million after-tax charge associated with a first quarter 2007 litigation settlement.

Since the beginning of 2004, Sunoco has generated $218 million of divestment proceeds related to the sale of 352 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased retail sites. Most of these sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales attributable to the divested sites within the Sunoco branded business. During the first six months of 2007 and 2006, net after-tax gains of $11 and $3 million, respectively, were recognized in connection with the RPM program. Sunoco expects to continue to identify sites for divestment in the future.

Chemicals

	For the Six Months Ended June 30
	2007	2006
Income (millions of dollars)	$15	$22
Margin* (cents per pound):
All products**	10.1	9.8
Phenol and related products	8.6	8.1
Polypropylene**	12.0	12.2
Sales (millions of pounds):
Phenol and related products	1,236	1,296
Polypropylene	1,124	1,131
Other	42	42

	2,402	2,469

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $15 million in the first half of 2007 versus $22 million in the first six months of 2006. The $7 million decrease in earnings was due largely to the absence of a deferred tax benefit recognized in the second quarter of 2006 as a result of a state tax law change ($4 million). Also contributing to the decrease were lower sales volumes ($4 million) and higher expenses ($2 million), partially offset by higher margins ($4 million). The lower volumes resulted in part from feedstock availability issues related to the turnaround work at the Philadelphia refinery and a weak marketplace.

Logistics

Sunoco’s Logistics business earned $19 million in the first half of 2007 versus $18 million in the first half of 2006. The $1 million increase was largely due to higher earnings from terminalling operations and from the Partnership’s acquisitions completed in 2006, partially offset by lower crude oil acquisition and marketing results and a reduction in Sunoco’s ownership in the Partnership from 48 percent to 43 percent subsequent to the public equity offering in the second quarter of 2006.

Coke

Coke earned $24 million in the six-month period ended June 30, 2007 unchanged versus the first half of 2006. Higher tax benefits from cokemaking operations and income from the 1.7 million tons-per-year cokemaking facility in Vitória, Brazil, which commenced start-up of operations in the first quarter of 2007, were essentially offset by higher costs and lower sales prices at the Jewell coal operations.

Under existing tax law, most of the coke production at Jewell and all of the production at Indiana Harbor are not eligible to generate nonconventional fuel tax credits after 2007. In addition, during 2007 such credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $55.06 to $69.12 per barrel for 2006, the latest year for which the range is available.) The domestic wellhead price averaged $54.86 per barrel for the five months ended May 31, 2007, $58.90 per barrel for the month of May 2007 and $59.69 per barrel for the year ended December 31, 2006. The corresponding prices for West Texas Intermediate (“WTI”) crude oil, a widely published reference price for domestic crude oil, were $60.47 per barrel for the five months ended May 31, 2007, $63.53 per barrel for the month of May 2007 and $66.22 per barrel for the year ended December 31, 2006. Based upon the Company’s estimate of domestic wellhead prices for the first half of 2007, the Company recorded 100 percent of the benefit of the tax credits. During the first half of 2006, a partial phase out of the tax credits resulting from the high level of crude oil prices during that period reduced earnings by $5 million after tax. The ultimate amount of the credits to be earned for 2007 will be based upon the average annual price of domestic crude oil at the wellhead. If the annual crude oil price averages at or above the top of the inflation-adjusted range during 2007, then it is estimated that the corresponding reduction in Coke’s full-year 2007 after-tax income would approximate $30 million. This amount also represents the income attributable to the tax credits that will no longer be available after 2007. The above estimate incorporates increased coke prices resulting from the expiration or any phase-out of the tax credits with respect to coke sold under the long-term contract from the Indiana Harbor plant.

With respect to the Jewell operation, beginning in 2008, the pricing for coke production from this facility (700 thousand tons per year) will change from a fixed price to a price equal to the cost of the coal delivered to the plant multiplied by an adjustment factor as well as the pass through of transportation costs, operating costs indexed for inflation and a fixed-price component. Based on current coal prices, the estimated impact of this increase in coke selling prices for Jewell production coupled with other projected changes in Coke’s income, including the loss of tax credits discussed above, is expected to increase Coke’s annual after-tax income to approximately $70-$75 million for 2008.

In August 2004, SunCoke Energy (formerly Sun Coke) entered into a series of agreements with Companhia Siderúrgica de Tubarão and Cia. Siderúrgica Belgo-Mineira (the “Off-takers”) to develop a 1.7 million tons-per-year cokemaking facility and associated cogeneration power plant in Vitória, Brazil. Those agreements generally include: technology license agreements whereby SunCoke Energy has licensed its proprietary technology to a project company (the “Project Company”); an engineering and technical services agreement whereby SunCoke Energy is providing engineering and construction-related technical services to the Project Company; an operating agreement whereby a local subsidiary of SunCoke Energy will operate the cokemaking and water treatment plant facilities for a term of not less than 15 years; and an investment agreement by and among SunCoke Energy and the Off-takers whereby SunCoke Energy has acquired a one percent equity interest in the Project Company and has an option to increase its ownership to 20 percent by making an additional investment of approximately $35 million in 2007. SunCoke Energy is currently negotiating a potential restructuring of the option agreement whereby SunCoke Energy would receive comparable economic value without the requirement of such an investment. The Off-takers will purchase from the Project Company all coke production under long-term agreements, and one of the Off-takers will purchase all of the electricity produced at the cogeneration power plant. Limited operations commenced in the first quarter of 2007, with full production expected during the third quarter of 2007.

In February 2007, SunCoke Energy entered into an agreement with two customers under which SunCoke Energy will build, own and operate a second 550,000 tons-per-year cokemaking facility at its Haverhill site. Construction of this facility, which is estimated to cost approximately $230 million, commenced in the first quarter of 2007, and the facility is expected to be operational in the second half of 2008. In connection with this agreement, the customers agreed to purchase, over a 15-year period, a combined 550,000 tons per year of coke from this facility. In addition, the heat recovery steam generation associated with the cokemaking process at this facility will produce and supply steam to a 67 megawatt turbine, which will provide, on average, 46 megawatts of power into the regional power market.

SunCoke Energy is currently discussing other opportunities for developing new heat recovery cokemaking facilities with several domestic and international steel companies. Such cokemaking facilities could be either wholly owned or owned through a joint venture with one or more parties. The steel company customers would be expected to purchase the coke production under a long-term take-or-pay contract or equivalent basis.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $33 million after tax in the current six-month period versus $27 million in the first half of 2006. The $6 million increase was primarily due to higher accruals for performance-related incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $26 million after tax in the first half of 2007 versus $24 million in the first six months of 2006. The $2 million increase was primarily due to lower interest income ($6 million) and higher interest expense ($6 million), partially offset by higher capitalized interest ($6 million) and lower expenses attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($5 million).

Gain Related to Issuance of Sunoco Logistics Partners L.P. Limited Partnership Units – During the first quarter of 2007, Sunoco recognized a $90 million after-tax gain related to the prior issuance of limited partnership units of the Partnership to the public. (See Note 2 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $20.07 billion in the first half of 2007 compared to $19.18 billion in the first half of 2006. The 5 percent increase was primarily due to higher refined product prices, higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and a $151 million pretax gain recognized in the first quarter of 2007 related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units.

Costs and Expenses — Total pretax costs and expenses were $18.97 billion in the current six-month period compared to $18.36 billion in the first half of 2006. The 3 percent increase was primarily due to higher refined product acquisition costs and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these increases were lower crude oil acquisition costs attributable to lower crude oil throughputs and prices.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended June 30		Variance
	2007	2006
	(Millions of Dollars)
Refining and Supply	$482	$409	$73
Retail Marketing	30	10	20
Chemicals	6	8	(2)
Logistics	10	12	(2)
Coke	13	10	3
Corporate and Other:
Corporate expenses	(18)	(11)	(7)
Net financing expenses and other	(14)	(12)	(2)

Consolidated net income	$509	$426	$83

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended June 30, 2007, Sunoco earned $509 million, or $4.20 per share of common stock on a diluted basis, compared to $426 million, or $3.22 per share, in the second quarter of 2006.

The $83 million increase in net income in the second quarter of 2007 was primarily due to higher margins in Sunoco’s Refining and Supply business ($116 million). Also contributing to the improvement were higher margins in Sunoco’s Retail Marketing ($12 million) and Chemicals ($8 million) businesses and higher gains on asset divestments ($12 million). Partially offsetting these positive factors were lower production of refined products ($34 million) and higher expenses ($33 million).

Refining and Supply

	For the Three Months Ended June 30
	2007	2006
Income (millions of dollars)	$482	$409
Wholesale margin* (per barrel):
Total Refining and Supply	$14.70	$12.41
Northeast Refining	$12.32	$11.56
MidContinent Refining	$22.14	$15.00
Crude inputs as percent of crude unit rated capacity	91%	96%
Throughputs (thousands of barrels daily):
Crude oil	819.0	863.8
Other feedstocks	78.5	76.7

Total throughputs	897.5	940.5

Products manufactured (thousands of barrels daily):
Gasoline	438.1	453.9
Middle distillates	297.3	310.1
Residual fuel	64.5	76.2
Petrochemicals	36.7	34.4
Lubricants	11.0	14.7
Other	82.6	83.9

Total production	930.2	973.2
Less: Production used as fuel in refinery operations	44.2	44.9

Total production available for sale	886.0	928.3

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply earned $482 million in the current quarter versus $409 million in the second quarter of 2006. The $73 million increase was due to higher realized margins ($116 million), particularly in the MidContinent, and a lower effective income tax rate ($11 million), partially offset by lower production volumes ($34 million) and higher expenses ($19 million). The higher expenses were largely due to increased operating costs to produce low-sulfur fuels and costs associated with the turnaround and expansion work at the Philadelphia refinery and the turnaround at the Tulsa refinery, while the lower volumes were mainly the result of the work at these facilities.

Retail Marketing

	For the Three Months Ended June 30
	2007	2006
Income (millions of dollars)	$30	$10
Retail margin* (per barrel):
Gasoline	$4.26	$3.53
Middle distillates	$3.98	$3.64
Sales (thousands of barrels daily):
Gasoline	307.5	308.9
Middle distillates	39.8	41.4

	347.3	350.3

Retail gasoline outlets	4,699	4,723

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $30 million in the current quarter versus $10 million in the second quarter of 2006. The $20 million increase in earnings was primarily due to higher average retail gasoline margins ($12 million) and higher divestment gains attributable to the Retail Portfolio Management program ($12 million), partially offset by higher expenses ($3 million).

Chemicals

	For the Three Months Ended June 30
	2007	2006
Income (millions of dollars)	$6	$8
Margin* (cents per pound):
All products**	9.7	8.8
Phenol and related products	8.5	7.1
Polypropylene**	11.4	11.1
Sales (millions of pounds):
Phenol and related products	644	663
Polypropylene	576	569
Other	22	21

	1,242	1,253

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $6 million in the second quarter of 2007 versus $8 million in the second quarter of 2006. Slightly higher margins ($8 million) were offset by higher expenses ($4 million) and the absence of a deferred tax benefit recognized in the second quarter of 2006 as a result of a state tax law change ($4 million).

Logistics

Sunoco’s Logistics business earned $10 million in the second quarter of 2007 versus $12 million in the second quarter of 2006. The $2 million decrease was largely due to lower crude oil acquisition and marketing results, partially offset by higher earnings from terminalling operations.

Coke

Coke earned $13 million in the second quarter of 2007 versus $10 million in the second quarter of 2006. The $3 million increase in earnings was due primarily to higher tax benefits from cokemaking operations. Also contributing to the increase was income from the 1.7 million tons-per-year cokemaking facility in Vitória, Brazil, which commenced start-up of operations in the first quarter of 2007. Full production from this facility is expected during the third quarter of 2007.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $18 million after tax in the current quarter versus $11 million in the second quarter of 2006. The $7 million increase was primarily due to higher accruals for performance-related incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $14 million after tax in the second quarter of 2007 versus $12 million in the second quarter of 2006. The $2 million increase was primarily due to lower interest income ($3 million), partially offset by lower expenses attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($2 million).

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $10.76 billion in the second quarter of 2007 compared to $10.59 billion in the second quarter of 2006. The 2 percent increase was primarily due to higher refined product prices and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations, partially offset by lower refined product sales volumes.

Costs and Expenses — Total pretax costs and expenses were $9.94 billion in the current three-month period compared to $9.90 billion in the second quarter of 2006. Higher refined product acquisition costs and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations were essentially offset by lower crude oil acquisition costs attributable to lower crude oil throughputs and prices.

FINANCIAL CONDITION

Cash and Working Capital

At June 30, 2007, Sunoco had cash and cash equivalents of $240 million compared to $263 million at December 31, 2006, and had a working capital deficit of $636 million compared to a working capital deficit of $740 million at December 31, 2006. The $23 million decrease in cash and cash equivalents was due to a $637 million net use of cash in investing activities and a $209 million net use of cash in financing activities, partially offset by $823 million of net cash provided by operating activities (“cash generation”). Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at June 30, 2007 by $2,945 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first six months of 2007, Sunoco’s cash generation was $823 million compared to $365 million in the first six months of 2006. This $458 million increase in cash generation was primarily due to an increase in net income and a decrease in working capital levels pertaining to operating activities. Also contributing to the increase in cash generation was the absence of a $95 million payment of damages to Honeywell International Inc. in April 2006 in connection with a phenol supply contract dispute.

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

The Company has a $1.3 billion revolving credit facility (the “Facility”), which was scheduled to mature in August 2011. In July 2007, the Facility was amended to extend the term of $1.2245 billion of the Facility until August 2012. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At June 30, 2007, the Company’s tangible net worth was $2.8 billion and its targeted tangible net worth was $1.5 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At June 30, 2007, this ratio was .37 to 1. At June 30, 2007, the Facility was being used to support $193 million of commercial paper and $103 million of floating-rate notes due in 2034.

Sunoco Logistics Partners L.P. has a $300 million revolving credit facility, which matures in November 2010. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. It includes a $20 million distribution sublimit that is available for distributions to third-party unitholders and Sunoco. At March 31, 2006, $216 million was outstanding under this credit facility, including $109 million drawn against the facility in the first quarter of 2006 to fund the Partnership’s March 2006 acquisition of two separate crude oil pipeline systems and related storage facilities located in Texas. During the second quarter of 2006, the Partnership used a portion of the proceeds of its May 2006 debt and equity offerings (see Notes 2 and 3 to the condensed consolidated financial statements) to repay the $216 million of borrowings then outstanding under the credit facility. Amounts outstanding under the facility totaled $140 and $68 million at June 30, 2007 and December 31, 2006, respectively. The credit facility contains covenants requiring the Partnership to maintain a ratio of up to 4.75 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the credit facility) and an interest coverage ratio (as defined in the credit facility) of at least 3 to 1. At June 30, 2007, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.4 to 1 and the interest coverage ratio was 4.4 to 1.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At June 30 2007	At December 31 2006
Short-term borrowings	$193	$275
Current portion of long-term debt	4	7
Long-term debt	1,776	1,705

Total debt	$1,973	$1,987

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

Sunoco has a shelf registration statement that provides the Company with financing flexibility to offer senior and subordinated debt, common and preferred stock, warrants and trust preferred securities. At June 30, 2007, $650 million remains available under this shelf registration statement. Sunoco Logistics Partners L.P. also has a shelf registration statement, under which the Partnership may sell debt or common units in primary offerings to the public, and Sunoco may sell common units, which represent a portion of its limited partnership interests in the Partnership, in secondary offerings to the public. At June 30, 2007, $210 million remains available to the Partnership under this registration statement for primary offerings and up to five million common units remain available to Sunoco for secondary offerings. The amount, type and timing of any future financings under these registration statements will depend upon, among other things, the Company’s and Partnership’s funding requirements, market conditions and compliance with covenants contained in the Company’s and Partnership’s respective debt obligations and revolving credit facilities.

Capital Expenditures

In May 2007, the Company completed the previously announced project to expand the capacity of one of the fluid catalytic cracking units at its Philadelphia refinery by 15 thousand barrels per day, which is designed to result in an upgrade of an additional 15-20 thousand barrels per day of residual fuel production into higher-value gasoline and distillate production and expand crude oil flexibility (the “Philadelphia Project”). Capital outlays pertaining to the Philadelphia Project amounted to approximately $525 million upon completion. A project which is designed to expand the Toledo refinery’s crude unit capacity by 20 thousand barrels per day was completed in July 2007 at a total cost of approximately $50 million.

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Market value of investments at beginning of period	$1,287	$1,196
Increase (reduction) in market value of investments resulting from:
Net investment income	69	149
Company contributions	33	100
Plan benefit payments	(60)	(158)

	$1,329	$1,287

Management currently anticipates making up to $100 million of voluntary contributions to its funded defined benefit plans for the full-year 2007. Management believes that the pension plans can be funded over time without a significant impact on liquidity. Future changes in the financial markets and/or interest rates could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

DIVIDENDS AND SHARE REPURCHASES

The Company increased the quarterly cash dividend paid on common stock from $.20 per share ($.80 per year) to $.25 per share ($1.00 per year) beginning with the second quarter of 2006 and then to $.275 per share ($1.10 per year) beginning with the second quarter of 2007.

During the first six months of 2007, the Company repurchased 1.2 million shares of its common stock for $100 million. At June 30, 2007, the Company had a remaining authorization from its Board to repurchase up to $849 million of Company common stock from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In June 2007, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received an Administrative Order of Revocation and Notice of Civil Administrative Penalty Assessment in excess of $100 thousand from the New Jersey Department of Environmental Protection (“NJDEP”) for alleged violation of certain provisions of the New Jersey Air Pollution Control Act and related regulations as a result of failed stack tests.

In June 2007, Sunoco, Inc. (R&M) and the NJDEP agreed in principle to settle an administrative penalty enforcement proceeding in which the NJDEP alleged failure to remediate discharges at a service station location in Towaco, NJ and failure to submit and implement a remedial action work plan addendum for the location. Under the terms of the settlement, Sunoco, Inc. (R&M) will pay an administrative penalty of $38.4 thousand and enter into an Administrative Consent Order with the NJDEP to address future investigation and remediation activities at the site. (Please refer to the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2003, 2005 and 2006 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.)

MTBE Litigation

Sunoco, along with other refiners, and manufacturers and sellers of gasoline are defendants in approximately 76 lawsuits in 18 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. Plaintiffs are also seeking to rely on the application of a market share theory of liability, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees. The majority of MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358) (“MDL Litigation”). Discovery is proceeding in four focus cases. Sunoco is a defendant in three of those cases. In one of the four cases, the Suffolk County Water Authority case, the court has set a trial date in March 2008. In addition, several private well owner cases are moving forward. Sunoco is a defendant in two of those cases. The Second Circuit Court of Appeals (“Second Circuit”) recently rendered a decision in two MTBE cases that are part of the MDL Litigation in which it held that there was no federal jurisdiction for the removal of these cases to federal court and consequently ordered that the cases be remanded back to the state courts from which they originated. The parties and the judge in the MDL Litigation are evaluating the impact of the Second Circuit’s decision on the remaining cases that are part of the MDL Litigation. The defendants in the Suffolk County Water Authority case have filed a motion to remand the case to state court, which is currently pending. The MTBE cases include the following that were filed during the second quarter of 2007:

Tampa Bay Water v. Sunoco, et al., filed in the U.S. District Court, Middle District of Florida. Sunoco received the complaint in May 2007.

City of Inverness Water District v. Sunoco, et al., filed in the U.S. District Court, Middle District of Florida. Sunoco received the complaint in May 2007.

Homosassa Water District v. Sunoco, et al., filed in the U.S. District Court, Middle District of Florida. Sunoco received the complaint in May 2007.

The City of Crystal River v. Sunoco, et al., filed in the U.S. District Court, Middle District of Florida. Sunoco received the complaint in May 2007.

In one of the cases pending in state court, Abrevaya, et al. v. Sunoco, et al. (Supreme Court of the State of New York, County of Orange), in June 2007, a third party defendant, Town of Highlands, notified Sunoco of its intent to seek leave of court to file an amended answer in the case, asserting various counterclaims against Sunoco relating to damages allegedly incurred by the Town of Highlands as a result of MTBE-contaminated groundwater in Fort Montgomery, NY. The town intends to allege that the damages include: (1) harm to properties owned by the town; (2) diminution of tax revenues as a result of the diminution of property values at private properties whose private drinking water wells were impacted by MTBE; (3) costs incurred and to be incurred in the future to provide clean, uncontaminated drinking water to its properties and residents whose wells have been contaminated; and (4) costs incurred by the town in order to respond to the MTBE contamination. As a result of these alleged damages, the town intends to request relief of compensatory, punitive and treble damages, declaratory and injunctive relief, and attorneys’ fees, costs and disbursements. (Please refer to the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2003, 2005 and 2006 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.)

Thus far, for the group of MTBE cases currently pending, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of potential exposure to Sunoco. Based on the current law and facts available at this time, Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Other Litigation

In November 2006, a jury entered a verdict in an action brought by the State of New York (State of New York v. LVF Realty, et al.) seeking to recover approximately $57 thousand in investigation costs incurred by the state at a service station located in Inwood, NY, plus interest and penalties. Sunoco owned the property from the 1940s until 1985 and supplied gasoline to the station until 2003. Sunoco denied that it was responsible for the contamination. The jury found Sunoco responsible for 80 percent of the state’s costs plus interest and assessed a penalty against Sunoco of $6 million. In June 2007, the trial court judge in this case denied Sunoco’s post-trial motion requesting that the $6 million penalty verdict be set aside. Sunoco intends to continue to aggressively challenge the verdict including filing any necessary appeals. (Please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at June 30, 2007.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended June 30, 2007:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
April 1, 2007 – April 30, 2007	—	$—	—	$946
May 1, 2007 – May 31, 2007	—	$—	—	$947
June 1, 2007 – June 30, 2007	1,223	$83.23	1,201	$849

Total	1,223	$83.23	1,201

*	All of the shares repurchased during the three-month period ended June 30, 2007 were acquired pursuant to the repurchase program that Sunoco publicly announced on September 7, 2006 (see below) except for 22 thousand shares acquired in June 2007, which were purchased from employees in connection with stock swap transactions related to the exercise of stock options.

**	On September 7, 2006, the Company’s Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 3, 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Board’s solicitations. At this meeting, the shareholders were requested to: (1) elect a Board of Directors; and (2) ratify the appointment of the independent registered public accounting firm for the fiscal year 2007. The following action was taken by the Company’s shareholders with respect to each of the above items:

1.	Concerning the election of a Board of Directors of the Company, there was a total of 102,953,102 votes cast. The tabulation below sets forth the number of votes cast for or withheld from each director. There were no broker non-votes.

NAME	Number “FOR”	Number “WITHHELD”
R. J. Darnall	101,402,001	1,551,101
J. G. Drosdick	99,054,424	3,898,678
U. O. Fairbairn	99,723,614	3,229,488
T. P. Gerrity	99,355,070	3,598,032
R. B. Greco	101,419,049	1,534,053
J. P. Jones, III	100,712,596	2,240,506
J. G. Kaiser	99,633,285	3,319,817
R. A. Pew	98,819,394	4,133,708
G. J. Ratcliffe	101,378,992	1,574,110
J. W. Rowe	100,717,489	2,235,613
J. K. Wulff	101,407,212	1,545,890

2.	Concerning the motion to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year 2007, there was a total of 102,953,102 votes cast, with an aggregate of 99,759,554 votes cast in favor of ratification of such appointment and 2,314,258 votes against. There were 879,290 abstentions. There were no broker non-votes.

Item 6.	Exhibits

Exhibits:

10	-	Amendment and Restatement Agreement, dated as of July 25, 2007, in respect of the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 30, 2006, among Sunoco, Inc., as Borrower; the lenders party thereto; and JP Morgan Chase Bank, N.A., as Administrative Agent.

12	-	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 2007.

31.1	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date: August 1, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit

10	Amendment and Restatement Agreement, dated as of July 25, 2007, in respect of the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 30, 2006, among Sunoco, Inc., as Borrower; the lenders party thereto; and JP Morgan Chase Bank, N.A., as Administrative Agent.

12	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 2007.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.