Form 10-Q
period 2007-09-30
SUNOCO INC
filed 2007-11-01
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES  ☐    NO  ☒

At September 30, 2007, there were 117,582,200 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Nine Months Ended September 30
	2007	2006
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$31,334	$29,624
Interest income	16	29
Other income, net (Notes 2 and 3)	216	26

	31,566	29,679

COSTS AND EXPENSES
Cost of products sold and operating expenses	26,931	25,179
Consumer excise taxes	1,983	1,970
Selling, general and administrative expenses (Note 2)	678	635
Depreciation, depletion and amortization	355	341
Payroll, property and other taxes	103	98
Interest cost and debt expense	96	78
Interest capitalized	(19)	(10)

	30,127	28,291

Income before income tax expense	1,439	1,388
Income tax expense (Note 4)	539	532

NET INCOME	$900	$856

Earnings per share of common stock:
Basic	$7.48	$6.56
Diluted	$7.46	$6.53
Weighted-average number of shares outstanding (Notes 5 and 9):
Basic	120.4	130.4
Diluted	120.7	131.1
Cash dividends paid per share of common stock (Note 9)	$.80	$.70

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended September 30
	2007	2006
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$11,475	$10,480
Interest income	7	11
Other income, net (Notes 2 and 3)	15	5

	11,497	10,496

COSTS AND EXPENSES
Cost of products sold and operating expenses	10,078	8,867
Consumer excise taxes	673	679
Selling, general and administrative expenses (Note 2)	221	215
Depreciation, depletion and amortization	123	115
Payroll, property and other taxes	36	33
Interest cost and debt expense	29	25
Interest capitalized	(5)	(5)

	11,155	9,929

Income before income tax expense	342	567
Income tax expense (Note 4)	126	216

NET INCOME	$216	$351

Earnings per share of common stock:
Basic	$1.82	$2.77
Diluted	$1.81	$2.76
Weighted-average number of shares outstanding (Notes 5 and 9):
Basic	119.0	126.8
Diluted	119.2	127.4
Cash dividends paid per share of common stock (Note 9)	$.275	$.25

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At September 30 2007	At December 31 2006
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$263	$263
Accounts and notes receivable, net	2,625	2,440
Inventories:
Crude oil	555	325
Petroleum and chemical products	731	735
Materials, supplies and other	159	159
Deferred income taxes (Note 4)	93	93

Total Current Assets	4,426	4,015
Investments and long-term receivables	134	129
Properties, plants and equipment	11,272	10,540
Less accumulated depreciation, depletion and amortization	4,393	4,175

Properties, plants and equipment, net	6,879	6,365
Deferred charges and other assets	567	473

Total Assets	$12,006	$10,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,157	$3,615
Accrued liabilities (Note 6)	508	559
Short-term borrowings	250	275
Current portion of long-term debt	4	7
Taxes payable	277	299

Total Current Liabilities	5,196	4,755
Long-term debt	1,785	1,705
Retirement benefit liabilities (Note 8)	529	523
Deferred income taxes (Note 4)	955	829
Other deferred credits and liabilities (Note 6)	530	477
Commitments and contingent liabilities (Note 6)
Minority interests (Note 2)	445	618
Shareholders’ equity (Note 9)	2,566	2,075

Total Liabilities and Shareholders’ Equity	$12,006	$10,982

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Nine Months Ended September 30
	2007	2006
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$900	$856
Adjustments to reconcile net income to net cash provided by operating activities:
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	(151)	—
Phenol supply contract dispute payment (Note 3)	—	(95)
Depreciation, depletion and amortization	355	341
Deferred income tax expense	153	74
Payments in excess of expense for retirement plans	(49)	(50)
Changes in working capital pertaining to operating activities, net of effect of acquisitions:
Accounts and notes receivable	(253)	(462)
Inventories	(226)	(480)
Accounts payable and accrued liabilities	495	513
Taxes payable	7	33
Other	26	2

Net cash provided by operating activities	1,257	732

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(876)	(675)
Acquisitions (Note 3)	—	(123)
Proceeds from divestments (Note 3)	46	39
Other	(30)	4

Net cash used in investing activities	(860)	(755)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) short-term borrowings	(25)	150
Net proceeds from issuance of long-term debt	244	361
Repayments of long-term debt	(167)	(426)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	110
Cash distributions to investors in cokemaking operations	(19)	(13)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(41)	(35)
Cash dividend payments	(97)	(92)
Purchases of common stock for treasury	(300)	(734)
Proceeds from issuance of common stock under management incentive plans	6	1
Other	2	—

Net cash used in financing activities	(397)	(678)

Net decrease in cash and cash equivalents	—	(701)
Cash and cash equivalents at beginning of period	263	919

Cash and cash equivalents at end of period	$263	$218

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain related to Sunoco Logistics Partners L.P.’s prior issuance of limited partnership units, the charge related to the correction of an error in the computation of the preferential return of third-party investors in Sunoco’s cokemaking operations and gains related to income tax matters (Notes 2 and 4). Results for the three and nine months ended September 30, 2007 are not necessarily indicative of results for the full-year 2007.

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

The returns of the investors in the Indiana Harbor cokemaking operations are currently equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continues until the investor entitled to the preferential return recovers its investment and achieves a cumulative annual after-tax return of approximately 10 percent. The preferential return period for the Indiana Harbor operations is projected to end no later than the first quarter of 2008. The accuracy of this estimate is somewhat uncertain as the length of the preferential return period is dependent upon estimated future cash flows as well as projected tax benefits which could be impacted by their potential phase-out (see below). Lower-than-expected cash flows and tax benefits could lengthen the investor’s preferential return period. After payment of the preferential return, the investors in the Indiana Harbor operations will be entitled to a minority interest in the related cash flows and tax benefits initially amounting to 34 percent and thereafter declining to 10 percent by 2038.

Under existing tax law, most of the coke production at Jewell and all of the production at Indiana Harbor are not eligible to generate nonconventional fuel tax credits after 2007. In addition, during 2007 such credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $55.06 to $69.12 per barrel for 2006, the latest year for which the range is available.) The domestic wellhead price averaged $59.21 per barrel for the eight months ended August 31, 2007, $67.78 per barrel for the month of August 2007 and $59.69 per barrel for the year ended December 31, 2006. The corresponding prices for West Texas Intermediate

(“WTI”) crude oil, a widely published reference price for domestic crude oil, were $64.55 per barrel for the eight months ended August 31, 2007, $72.36 per barrel for the month of August 2007 and $66.22 per barrel for the year ended December 31, 2006. Based upon the Company’s estimate of domestic wellhead prices for the first nine months of 2007, the Company recorded 70 percent of the benefit of the tax credits that otherwise would have been available without regard to these phase-out provisions. The estimated impact of this phase-out reduced earnings for the first nine months of 2007 by $6 million after tax. During the first nine months of 2006, a partial phase-out of the tax credits resulting from the high level of crude oil prices reduced earnings by $10 million after tax during that period. The ultimate amount of the credits to be earned for 2007 will be based upon the average annual price of domestic crude oil at the wellhead.

The Company indemnifies the third-party investors (including the former investor in the Jewell cokemaking operations) for certain tax benefits available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties or if there is a change in the tax laws that reduces the amount of nonconventional fuel tax credits. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. In certain of these cases, if performance under the indemnification is required, the Company also has the option to purchase the remaining third-party investors’ interests. Although the Company believes the possibility is remote that it will be required to do so, at September 30, 2007, the maximum potential payment under these tax indemnifications would have been approximately $280 million.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	Nine Months Ended September 30
	2007	2006
Balance at beginning of year	$102	$234
Nonconventional fuel credit and other tax benefits*	(16)	(28)
Preferential return*	16	40
Cash distributions to third-party investors	(19)	(13)

Balance at end of period	$83	$233

*	The nonconventional fuel credit and other tax benefits and the preferential return, which comprise the noncash change in the minority interest in cokemaking operations, are included in other income, net, in the condensed consolidated statements of income. The preferential return for the nine months ended September 30, 2006 includes an $11 million increase ($7 million after tax) attributable to a correction of an error in the computation of the preferential return relating to prior years. Prior-period amounts have not been restated as this adjustment was not deemed to be material.

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

As of September 30, 2007 and December 31, 2006, Sunoco owned 12.06 million limited partnership units. At December 31, 2006, this ownership interest consisted of 6.37 million common units and 5.69 million subordinated units. Distributions on Sunoco’s subordinated units were payable only after the minimum quarterly distributions of $.45 per unit for the common units held by the public and Sunoco, including any arrearages, had been made. The subordinated units were convertible to common units if certain financial tests related to earning and paying the minimum quarterly distribution for the preceding three consecutive one-year periods had been met. In February 2007, 2006 and 2005, when the quarterly cash distributions pertaining to the fourth quarters of 2006, 2005 and 2004 were paid, all three three-year requirements were satisfied. As a result, all of Sunoco’s subordinated units have been converted to common units, 5.69 million in February 2007 and 2.85 million each in February 2006 and February 2005.

The Partnership’s prior issuance of common units to the public resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. Prior to February 2007, the resultant gain to Sunoco on these transactions had been deferred as a component of minority interest in the Company’s condensed consolidated balance sheets as the common units issued did not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. The deferred gain, which amounted to $151 million ($90 million after tax), was recognized in income in the first quarter of 2007 when Sunoco’s remaining subordinated units converted to common units at which time the common units became residual interests. Any gain or loss resulting from the Partnership’s future issuance of common units to the public would be recognized in income at the time of the transaction.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	Nine Months Ended September 30
	2007	2006
Balance at beginning of year	$503	$397
Gain recognized in income related to prior issuance of the Partnership’s limited partnership units	(151)	—
Net proceeds from public equity offering	—	110
Minority interest share of income*	40	29
Increase attributable to Partnership management incentive plan	2	1
Cash distributions to third-party investors**	(41)	(35)

Balance at end of period	$353	$502

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.

**	During 2006 and the first nine months of 2007, the Partnership increased its quarterly cash distribution per unit from $.7125 to $.85.

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

The following table sets forth the minority interest balance and the changes to this balance attributable to the other joint-venture partner’s interest in Epsilon (in millions of dollars):

	Nine Months Ended September 30
	2007	2006
Balance at beginning of year	$13	$16
Minority interest share of loss*	(4)	(2)

Balance at end of period	$9	$14

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.

3.	Changes in Business and Other Matters.

Acquisitions

Logistics Assets – In August 2006, the Partnership purchased from Sunoco for $65 million a company that has a 55 percent interest in Mid-Valley Pipeline Company (“Mid-Valley”), a joint venture which owns a crude oil pipeline system in the Midwest. In March 2006, the Partnership purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from affiliates of Black Hills Energy, Inc. (“Black Hills”) for $41 million and the other from affiliates of Alon USA Energy, Inc. for $68 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory.

The purchase prices of these acquisitions have been included in properties, plants and equipment in the condensed consolidated balance sheets (except for $2 million allocated to inventories related to the Black Hills acquisition). No pro forma information has been presented since the acquisitions were not material in relation to Sunoco’s consolidated results of operations.

Divestments

Retail Portfolio Management Program – Since the beginning of 2004, Sunoco has generated $234 million of divestment proceeds related to the sale of 367 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased retail sites. Most of these sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During the first nine months of 2007 and 2006, net gains of $27 and $13 million, respectively ($17 and $8 million after tax, respectively), were recognized in other income, net, in the condensed consolidated statements of income in connection with the RPM program.

Other Matters

Phenol Supply Contract Dispute – During the third quarter of 2005, an arbitrator ruled that Sunoco was liable in an arbitration proceeding for breaching a supply agreement concerning the prices charged to Honeywell International Inc. (“Honeywell”) for phenol produced at Sunoco’s Philadelphia chemical plant from June 2003 through April 2005. In January 2006, the arbitrator ruled that Sunoco should bill Honeywell based on the pricing formula established in the arbitration until a second arbitration finalized pricing for 2005 and beyond under provisions of a supply agreement which provide for a price reopener on and after January 1, 2005. Damages of approximately $95 million ($56 million after tax), including prejudgment interest, were assessed. Such damages, which were paid to Honeywell in April 2006, were recorded as a charge against earnings in 2005. In March 2006, a U.S. District Court judge upheld the first arbitrator’s ruling. In July 2006, the second arbitrator ruled that the pricing through July 2009 should be based essentially on the pricing formula established in the first arbitration. The prices charged to Honeywell during 2006 and the first nine months of 2007 have been based on this formula.

4.	Income Tax Matters.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. As a result of the implementation of FASB Interpretation No. 48, the Company recorded a $12 million reduction in retained earnings at January 1, 2007 to recognize the cumulative effect of the adoption of this standard. As of September 30, 2007, unrecognized tax benefits amounted to $35 million and are included in other deferred credits and liabilities in the condensed consolidated balance sheet. Included in this balance is $27 million related to tax positions which, if recognized, would impact the Company’s effective tax rate.

The Company recognizes interest related to unrecognized tax benefits in interest cost and debt expense and penalties in income tax expense in the condensed consolidated statements of income. During the first nine months of 2007, the Company recognized $3 million in interest on unrecognized tax benefits. Accruals for interest and penalties totaled $16 million at September 30, 2007, which are included in other deferred credits and liabilities in the condensed consolidated balance sheet.

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

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Weighted-average number of common shares outstanding – basic	120.4	130.4	119.0	126.8
Add effect of dilutive stock incentive awards	.3	.7	.2	.6

Weighted-average number of shares – diluted	120.7	131.1	119.2	127.4

6.	Commitments and Contingent Liabilities.

Commitments

Sunoco is contingently liable under various arrangements which guarantee debt of third parties aggregating to approximately $3 million at September 30, 2007. At this time, management does not believe that it is likely that the Company will have to perform under any of these guarantees.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At September 30 2007	At December 31 2006
Accrued liabilities	$38	$36
Other deferred credits and liabilities	86	85

	$124	$121

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2006	$36	$78	$3	$15	$3	$2	$137
Accruals	5	15	1	—	1	—	22
Payments	(7)	(18)	(1)	(3)	(1)	(1)	(31)
Other	—	(2)	—	—	—	—	(2)

Balance at September 30, 2006	$34	$73	$3	$12	$3	$1	$126

Balance at January 1, 2007	$34	$69	$3	$12	$2	$1	$121
Accruals	10	15	1	4	1	—	31
Payments	(8)	(15)	(1)	(4)	(1)	—	(29)
Other	—	—	—	—	1	—	1

Balance at September 30, 2007	$36	$69	$3	$12	$3	$1	$124

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At September 30, 2007, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $90 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

Future costs for environmental remediation activities at the Company’s retail marketing sites also will be influenced by the extent of MTBE contamination of groundwater, the cleanup of which will be driven by thresholds based on drinking water protection. Though not all groundwater is used for drinking, several states have initiated or proposed more stringent MTBE cleanup requirements. Cost increases result directly from extended remedial operations and maintenance on sites that, under prior standards, could otherwise have been completed. Cost increases will also result from installation of additional remedial or monitoring wells and purchase of more expensive equipment because of the presence of MTBE. While actual cleanup costs for specific sites are variable and depend on many of the factors discussed above, expansion of similar MTBE remediation thresholds to additional states or adoption of even more stringent requirements for MTBE remediation would result in further cost increases. Sunoco does not currently, nor does it intend to, manufacture or sell gasoline containing MTBE (see “Regulatory Matters” below).

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of September 30, 2007, Sunoco had been named as a PRP at 35 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $8 million at September 30, 2007. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the former owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $15 million at September 30, 2007 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

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

In connection with the phase-in of these new off-road diesel fuel rules, Sunoco intends to commence an approximately $400 million capital project at the Tulsa refinery to enable the production of diesel fuel that meets the new specifications and which is expected to result in increased crude flexibility and an upgraded product slate at this facility. The majority of such capital expenditures is not likely to occur until the 2009-2010 timeframe.

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated in 2004 by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which requires them to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. If a region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if a region cannot submit an approvable State Implementation Plan (“SIP”), there could be other negative consequences. In December 2006, the District of Columbia Circuit Court of Appeals overturned the EPA’s ozone attainment plan, including revocation of Clean Air Act Section 185(a) fee provisions. Sunoco will likely be subject to non-attainment fees in Houston, but any additional costs are not expected to be material. In March 2007, the EPA and various industry groups filed petitions seeking a rehearing by the court. In June 2007, the court clarified its decision as requested by the EPA, and denied the industry groups’ petition for rehearing. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is within one of these attainment areas. In September 2006, the EPA issued a final rule tightening the standard for fine particles. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement the 1997 fine particle matter (PM 2.5) standards. States have until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. However, the March 2007 rule does not address attainment of the September 2006 standard. In June 2007, the EPA published a proposed ozone standard with a range of values that is more stringent than the one in the existing standard. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

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

MTBE Litigation

Sunoco, along with other refiners, and manufacturers and sellers of gasoline are defendants in approximately 76 lawsuits in 18 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on the application of a market share theory of liability at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

The majority of MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358) (“MDL Litigation”). Discovery is proceeding in four focus cases. Sunoco is a defendant in three of those cases. In one of the four cases, the Suffolk County Water Authority case, the court has set a trial date in March 2008. In addition, several private well owner cases are moving forward. Sunoco is a defendant in two of those cases. The Second Circuit Court of Appeals (“Second Circuit”) recently rendered a decision in two MTBE cases that are part of the MDL Litigation in which it held that there was no federal jurisdiction for the removal of these cases to federal court and consequently ordered that the cases be remanded back to the state courts from which they originated. The parties and the judge in the MDL Litigation are evaluating the impact of the Second Circuit’s decision on the remaining cases that are part of the MDL Litigation and a number of additional cases have been remanded back to the state court. The defendants in the Suffolk County Water Authority case filed a motion to remand the case to state court, which was recently denied by the court. A number of defendants in that case are seeking a review of this decision by the Second Circuit.

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

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2007. Furthermore, management does not believe that the overall costs for environmental activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

7.	Debt Redemption.

In the second quarter of 2006, the Company redeemed its 9-3/8 percent debentures with a book value of $56 million. The Company recognized a loss of less than $1 million due to the early extinguishment of the debt.

8.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Nine Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Service cost (cost of benefits earned during the year)	$38	$39	$7	$7
Interest cost on benefit obligations	62	64	19	17
Expected return on plan assets	(73)	(71)	—	—
Amortization of:
Prior service cost (benefit)	1	2	(1)	(2)
Actuarial losses	24	24	2	2
Special termination benefits	2	—	—	—

Total expense	$54	$58	$27	$24

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Service cost (cost of benefits earned during the year)	$13	$13	$2	$2
Interest cost on benefit obligations	21	21	7	6
Expected return on plan assets	(25)	(24)	—	—
Amortization of:
Prior service cost (benefit)	—	1	—	—
Actuarial losses	8	8	—	—

Total expense	$17	$19	$9	$8

9.	Shareholders’ Equity.

	At September 30 2007	At December 31 2006
	(Millions of Dollars)
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,654	1,634
Retained earnings	5,413	4,622
Accumulated other comprehensive loss	(193)	(176)
Common stock held in treasury, at cost	(4,589)	(4,286)

Total	$2,566	$2,075

During the first nine months of 2007, the Company repurchased 3.98 million shares of its common stock for $300 million. At September 30, 2007, the Company had a remaining authorization from its Board to repurchase up to $649 million of Company common stock from time to time depending on prevailing market conditions and available cash.

The Company increased the quarterly cash dividend paid on common stock from $.20 per share ($.80 per year) to $.25 per share ($1.00 per year) beginning with the second quarter of 2006 and then to $.275 per share ($1.10 per year) beginning with the second quarter of 2007.

10.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income (in millions of dollars):

	Nine Months Ended September 30		Three Months Ended September 30
	2007	2006	2007	2006
Net income	$900	$856	$216	$351
Other comprehensive income, net of related income taxes:
Reclassification to earnings of:
Prior service cost (benefit) amortization	—	—	—	—
Actuarial loss amortization	16	—	5	—
Net hedging gains (losses)	(49)	37	(3)	50
Reclassifications of net hedging (gains) losses to earnings	10	(1)	1	(5)
Unrealized gain on available-for- sale securities	6	—	1	—

Comprehensive income	$883	$892	$220	$396

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

Sunoco uses derivative instruments to hedge a variety of commodity price risks. Beginning in the second quarter of 2006, Sunoco increased its use of ethanol as an oxygenate component in gasoline in response to the new renewable fuels mandate for ethanol and the discontinuance of the use of MTBE as a gasoline blending component. Since then, most of the ethanol purchased by Sunoco was through normal purchase fixed-price contracts. To reduce the margin risk created by these fixed-price contracts, the Company entered into derivative contracts to sell gasoline at a fixed price to hedge a similar volume of forecasted floating-price gasoline sales over the term of the ethanol contracts. In effect, these derivative contracts have locked in an acceptable differential between the gasoline price and the cost of the ethanol purchases for gasoline blending during this period.

As a result of an increase in the price of gasoline, the fair value of the fixed-price gasoline contracts decreased $62 million ($37 million after tax) in the first nine months of 2007. As these derivative contracts have been designated as cash flow hedges, this decrease in fair value is not initially included in net income but rather is reflected in the net hedging losses component of comprehensive income in the table above. The fair value of these contracts at the time the positions are closed is recognized in income when the hedged items are recognized in income, with Sunoco’s margin reflecting the differential between the gasoline sales prices hedged to a fixed price and the cost of fixed-price ethanol purchases. A $2 million net gain ($1 million after tax) related to these derivative contracts was reclassified to net income in the first nine months of 2007, when the hedged items were recognized in net income.

11.	Business Segment Information.

The following tables set forth certain income statement information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Nine Months Ended September 30, 2007	Unaffiliated Customers	Inter- segment
Refining and Supply	$14,527	$8,779	$729
Retail Marketing	10,545	—	68
Chemicals	2,064	—	28
Logistics	3,833	1,279	33
Coke	365	8	31
Corporate and Other	—	—	11	*

Consolidated	$31,334		$900

Nine Months Ended September 30, 2006
Refining and Supply	$14,019	$8,621	$755
Retail Marketing	10,464	—	87
Chemicals	1,909	—	27
Logistics	2,875	1,477	25
Coke	357	8	33
Corporate and Other	—	—	(71	)**

Consolidated	$29,624		$856

*	Consists of $44 million of after-tax corporate expenses, $35 million of after-tax net financing expenses and other and a $90 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2).

**	Consists of $38 million of after-tax corporate expenses and $33 million of after-tax net financing expenses and other.

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Three Months Ended September 30, 2007	Unaffiliated Customers	Inter- segment
Refining and Supply	$5,455	$3,079	$171
Retail Marketing	3,663	—	31
Chemicals	732	—	13
Logistics	1,496	438	14
Coke	129	3	7
Corporate and Other	—	—	(20	)*

Consolidated	$11,475		$216

Three Months Ended September 30, 2006
Refining and Supply	$4,825	$3,073	$273
Retail Marketing	3,757	—	77
Chemicals	659	—	5
Logistics	1,119	484	7
Coke	120	3	9
Corporate and Other	—	—	(20	)**

Consolidated	$10,480		$351

*	Consists of $11 million of after-tax corporate expenses and $9 million of after-tax net financing expenses and other.

**	Consists of $11 million of after-tax corporate expenses and $9 million of after-tax net financing expenses and other.

12.	New Accounting Pronouncements.

In September 2006, Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), was issued. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements.

In February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), was issued. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses on such items reported in earnings.

Sunoco is evaluating the impact of SFAS No. 157 and SFAS No. 159, which must be implemented effective January 1, 2008, but currently believes that they will not have a material impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Nine Months Ended September 30
	2007	2006	Variance
	(Millions of Dollars)
Refining and Supply	$729	$755	$(26)
Retail Marketing	68	87	(19)
Chemicals	28	27	1
Logistics	33	25	8
Coke	31	33	(2)
Corporate and Other:
Corporate expenses	(44)	(38)	(6)
Net financing expenses and other	(35)	(33)	(2)
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units	90	—	90

Consolidated net income	$900	$856	$44

Analysis of Earnings Profile of Sunoco Businesses

In the nine-month period ended September 30, 2007, Sunoco earned $900 million, or $7.46 per share of common stock on a diluted basis, compared to $856 million, or $6.53 per share, for the first nine months of 2006.

The $44 million increase in net income in the first nine months of 2007 was primarily due to a gain recognized in the first quarter of 2007 related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units ($90 million), higher margins in Sunoco’s Refining and Supply ($49 million) and Chemicals ($10 million) businesses, higher gains on asset divestments ($9 million) and a lower effective income tax rate ($13 million). Partially offsetting these positive factors were higher expenses ($77 million), lower production of refined products ($37 million) and lower margins in Sunoco’s Retail Marketing business ($19 million).

Refining and Supply

	For the Nine Months Ended September 30
	2007		2006
Income (millions of dollars)	$729		$755
Wholesale margin* (per barrel):
Total Refining and Supply	$9.94		$9.61
Northeast Refining	$8.05		$8.48
MidContinent Refining	$15.37		$12.82
Crude inputs as percent of crude unit rated capacity	91	%**	94%
Throughputs (thousands of barrels daily):
Crude oil	818.3		849.7
Other feedstocks	79.0		70.9

Total throughputs	897.3		920.6

Products manufactured (thousands of barrels daily):
Gasoline	432.3		441.5
Middle distillates	304.1		305.2
Residual fuel	66.3		73.1
Petrochemicals	36.3		35.3
Lubricants	11.7		14.0
Other	79.6		85.1

Total production	930.3		954.2
Less: Production used as fuel in refinery operations	43.2		44.6

Total production available for sale	887.1		909.6

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

**	Reflects the impact of a 10 thousand barrels-per-day increase in crude unit capacity in MidContinent Refining in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.

Refining and Supply earned $729 million in the first nine months of 2007 versus $755 million in the first nine months of 2006. The $26 million decrease was due to lower production volumes ($37 million) and higher expenses ($56 million), partially offset by higher realized margins ($49 million) and a lower effective income tax rate ($15 million). While margins in MidContinent Refining were up over $2.50 per barrel, they were down almost $.50 per barrel in the Northeast compared to the year-ago period, reflecting the negative impact of higher average crude oil costs, in part due to limitations on crude oil flexibility resulting from the major turnaround and expansion work at the Philadelphia refinery which was completed in April and turnaround work at the Tulsa refinery which was completed in early July. The sale of residual fuel inventory at less than the LIFO-layer cost also contributed to the lower margins in Northeast Refining. The higher expenses were largely the result of costs associated with the turnaround and expansion work and increased operating costs to produce low-sulfur fuels, while the lower volumes were mainly the result of the work at the Philadelphia and Tulsa refineries. The work at the Philadelphia refinery reduced 2007 production by 10.2 million barrels (8.7 million in the first quarter and 1.5 million in the second quarter), while the turnaround at the Tulsa refinery negatively impacted 2007 production by 2.9 million barrels (2.3 million in the second quarter and 0.6 million in the third quarter).

Retail Marketing

	For the Nine Months Ended September 30
	2007	2006
Income (millions of dollars)	$68	$87
Retail margin* (per barrel):
Gasoline	$4.15	$4.61
Middle distillates	$4.88	$4.37
Sales (thousands of barrels daily):
Gasoline	303.2	302.6
Middle distillates	41.3	42.9

	344.5	345.5

Retail gasoline outlets	4,687	4,694

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $68 million in the current nine-month period versus $87 million in the first nine months of 2006. The $19 million decrease in earnings was primarily due to lower average retail gasoline margins ($23 million) and higher expenses ($10 million), which include a $3 million after-tax charge associated with a first quarter 2007 litigation settlement. Partially offsetting these negative factors were higher gains attributable to the Retail Portfolio Management program ($9 million) and higher average retail distillate margins ($4 million).

Since the beginning of 2004, Sunoco has generated $234 million of divestment proceeds related to the sale of 367 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased retail sites. Most of these sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales attributable to the divested sites within the Sunoco branded business. During the first nine months of 2007 and 2006, net after-tax gains of $17 and $8 million, respectively, were recognized in connection with the RPM program. Sunoco expects to continue to identify sites for divestment in the future.

Chemicals

	For the Nine Months Ended September 30
	2007	2006
Income (millions of dollars)	$28	$27
Margin* (cents per pound):
All products**	10.1	9.6
Phenol and related products	8.6	7.7
Polypropylene**	11.9	12.2
Sales (millions of pounds):
Phenol and related products	1,869	1,903
Polypropylene	1,747	1,681
Other	61	63

	3,677	3,647

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $28 million in the first nine months of 2007 versus $27 million in the prior-year period. The $1 million increase in earnings was due largely to higher margins ($10 million), partially offset by the absence of a deferred tax benefit recognized in the second quarter of 2006 as a result of a state tax law change ($4 million) and higher expenses ($5 million).

Logistics

Sunoco’s Logistics business earned $33 million in the first nine months of 2007 versus $25 million in the first nine months of 2006. The $8 million increase was largely due to higher earnings from terminalling operations, crude oil acquisition and marketing activities and the Partnership’s acquisitions completed in 2006, partially offset by a reduction in Sunoco’s ownership in the Partnership from 48 percent to 43 percent subsequent to the public equity offering in the second quarter of 2006.

Coke

Coke earned $31 million in the nine-month period ended September 30, 2007 versus $33 million in the first nine months of 2006. The $2 million decrease in earnings was primarily due to higher costs and lower sales prices at the Jewell coal operations and higher depreciation and selling, general and administrative expenses. Partially offsetting this decline were higher tax benefits from cokemaking operations and income from the 1.7 million tons-per-year cokemaking facility in Vitória, Brazil, which commenced start-up of operations in the first quarter of 2007.

Under existing tax law, most of the coke production at Jewell and all of the production at Indiana Harbor are not eligible to generate nonconventional fuel tax credits after 2007. In addition, during 2007 such credits would be phased out, on a ratable basis, if the average annual price of domestic crude oil at the wellhead is within a certain inflation-adjusted price range. (This range was $55.06 to $69.12 per barrel for 2006, the latest year for which the range is available.) The domestic wellhead price averaged $59.21 per barrel for the eight months ended August 31, 2007, $67.78 per barrel for the month of August 2007 and $59.69 per barrel for the year ended December 31, 2006. The corresponding prices for West Texas Intermediate (“WTI”) crude oil, a widely published reference price for domestic crude oil, were $64.55 per barrel for the eight months ended August

31, 2007, $72.36 per barrel for the month of August 2007 and $66.22 per barrel for the year ended December 31, 2006. Based upon the Company’s estimate of domestic wellhead prices for the first nine months of 2007, the Company recorded 70 percent of the benefit of the tax credits that otherwise would have been available without regard to these phase-out provisions. The estimated impact of this phase-out reduced earnings for the first nine months of 2007 by $6 million after tax. During the first nine months of 2006, a partial phase-out of the tax credits resulting from the high level of crude oil prices reduced earnings by $10 million after tax during that period. The ultimate amount of the credits to be earned for 2007 will be based upon the average annual price of domestic crude oil at the wellhead. If the annual crude oil price averages at or above the top of the inflation-adjusted range during 2007, then it is estimated that the corresponding reduction in Coke’s full-year 2007 after-tax income would approximate $30 million. This amount also represents the income attributable to the tax credits that will no longer be available after 2007. The above estimate incorporates increased coke prices resulting from the expiration or any phase-out of the tax credits with respect to coke sold under the long-term contract from the Indiana Harbor plant.

With respect to the Jewell operation, beginning in 2008, the pricing for coke production from this facility (700 thousand tons per year) will change from a fixed price to a price equal to the cost of the coal delivered to the plant multiplied by an adjustment factor as well as the pass through of transportation costs, operating costs indexed for inflation and a fixed-price component. Based on current coal prices, the estimated impact of this increase in coke selling prices for Jewell production coupled with other projected changes in Coke’s income, including the expiration of tax credits discussed above, is expected to increase Coke’s annual after-tax income to approximately $80-$85 million for 2008.

In August 2004, SunCoke Energy (formerly Sun Coke) entered into a series of agreements with Companhia Siderúrgica de Tubarão and Cia. Siderúrgica Belgo-Mineira (the “Off-takers”) to develop a 1.7 million tons-per-year cokemaking facility and associated cogeneration power plant in Vitória, Brazil. Those agreements generally include: technology license agreements whereby SunCoke Energy has licensed its proprietary technology to a project company (the “Project Company”); an engineering and technical services agreement whereby SunCoke Energy is providing engineering and construction-related technical services to the Project Company; an operating agreement whereby a local subsidiary of SunCoke Energy will operate the cokemaking and water treatment plant facilities for a term of not less than 15 years; and an investment agreement by and among SunCoke Energy and the Off-takers whereby SunCoke Energy has acquired a one percent equity interest in the Project Company and has an option to increase its ownership to 20 percent by making an additional investment of approximately $40 million in 2007. SunCoke Energy is currently negotiating a potential restructuring of the existing investment agreement whereby SunCoke Energy would receive comparable economic value. The Off-takers will purchase from the Project Company all coke production under long-term agreements, and one of the Off-takers will purchase all of the steam produced at the cokemaking facility. Limited operations commenced in the first quarter of 2007, with full production expected during the fourth quarter of 2007.

In February 2007, SunCoke Energy entered into an agreement with two customers under which SunCoke Energy will build, own and operate a second 550,000 tons-per-year cokemaking facility and associated cogeneration power plant at its Haverhill site. Construction of these facilities, which is estimated to cost approximately $230 million, commenced in the first quarter of 2007, and the facilities are expected to be operational in the second half of 2008. In connection with this agreement, the customers agreed to purchase, over a 15-year period, a combined 550,000 tons per year of coke from the cokemaking facility. In addition, the heat recovery steam generation associated with the cokemaking process will produce and supply steam to the 67 megawatt turbine, which will provide, on average, 46 megawatts of power into the regional power market.

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

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $44 million after tax in the current nine-month period versus $38 million in the first nine months of 2006. The $6 million increase was primarily due to higher accruals for performance-related incentive compensation and other payroll charges.

Net Financing Expenses and Other – Net financing expenses and other were $35 million after tax in the first nine months of 2007 versus $33 million in the first nine months of 2006. The $2 million increase was primarily due to lower interest income ($8 million), higher interest expense ($8 million) and the absence of a gain attributable to income tax matters ($5 million), partially offset by higher capitalized interest ($6 million) and lower expenses attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($15 million). Included in the preferential return expense in the first nine months of 2006 was a $7 million after-tax charge attributable to a computational error (see Note 2 to the condensed consolidated financial statements).

Gain Related to Issuance of Sunoco Logistics Partners L.P. Limited Partnership Units – During the first quarter of 2007, Sunoco recognized a $90 million after-tax gain related to the prior issuance of limited partnership units of the Partnership to the public. (See Note 2 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $31.57 billion in the first nine months of 2007 compared to $29.68 billion in the first nine months of 2006. The 6 percent increase was primarily due to higher refined product prices and sales volumes, higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations and a $151 million pretax gain recognized in the first quarter of 2007 related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units.

Costs and Expenses — Total pretax costs and expenses were $30.13 billion in the current nine-month period compared to $28.29 billion in the first nine months of 2006. The 7 percent increase was primarily due to higher refined product acquisition costs and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these increases were lower crude oil acquisition costs attributable to lower crude oil throughputs.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended September 30
	2007	2006	Variance
	(Millions of Dollars)
Refining and Supply	$171	$273	$(102)
Retail Marketing	31	77	(46)
Chemicals	13	5	8
Logistics	14	7	7
Coke	7	9	(2)
Corporate and Other:
Corporate expenses	(11)	(11)	—
Net financing expenses and other	(9)	(9)	—

Consolidated net income	$216	$351	$(135)

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended September 30, 2007, Sunoco earned $216 million, or $1.81 per share of common stock on a diluted basis, compared to $351 million, or $2.76 per share, in the third quarter of 2006.

The $135 million decrease in net income in the third quarter of 2007 was primarily due to lower margins in Sunoco’s Refining and Supply ($103 million) and Retail Marketing ($46 million) businesses and higher expenses ($25 million). Partially offsetting these negative factors were higher production of refined products ($17 million) and higher margins and sales volumes in Sunoco’s Chemicals business ($13 million).

Refining and Supply

	For the Three Months Ended September 30
	2007		2006
Income (millions of dollars)	$171		$273
Wholesale margin* (per barrel):
Total Refining and Supply	$8.06		$10.13
Northeast Refining	$6.35		$8.35
MidContinent Refining	$13.10		$14.90
Crude inputs as percent of crude unit rated capacity	96	%**	94%
Throughputs (thousands of barrels daily):
Crude oil	873.1		849.7
Other feedstocks	79.1		67.1

Total throughputs	952.2		916.8

Products manufactured (thousands of barrels daily):
Gasoline	456.9		442.6
Middle distillates	329.0		297.5
Residual fuel	73.2		72.2
Petrochemicals	37.7		35.9
Lubricants	11.1		14.2
Other	80.4		86.0

Total production	988.3		948.4
Less: Production used as fuel in refinery operations	45.5		44.4

Total production available for sale	942.8		904.0

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

**	Reflects the impact of a 10 thousand barrels-per-day increase in crude unit capacity in MidContinent Refining in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.

Refining and Supply earned $171 million in the current quarter versus $273 million in the third quarter of 2006. The $102 million decrease was due to lower realized margins ($103 million) and higher expenses ($22 million), partially offset by higher production volumes ($17 million). In the third quarter of 2007, the turnaround at the Tulsa refinery negatively impacted production by 600 thousand barrels while unscheduled maintenance reduced production in the Northeast by about three million barrels in the third quarter of 2006.

Retail Marketing

	For the Three Months Ended September 30
	2007	2006
Income (millions of dollars)	$31	$77
Retail margin* (per barrel):
Gasoline	$4.68	$7.25
Middle distillates	$3.41	$4.37
Sales (thousands of barrels daily):
Gasoline	302.9	311.0
Middle distillates	37.3	40.9

	340.2	351.9

Retail gasoline outlets	4,687	4,694

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $31 million in the current quarter versus $77 million in the third quarter of 2006. The $46 million decrease in earnings was primarily due to lower average retail gasoline margins ($44 million).

Chemicals

	For the Three Months Ended September 30
	2007	2006
Income (millions of dollars)	$13	$5
Margin* (cents per pound):
All products**	10.0	9.3
Phenol and related products	8.7	7.0
Polypropylene**	11.7	12.2
Sales (millions of pounds):
Phenol and related products	633	607
Polypropylene	623	550
Other	19	21

	1,275	1,178

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $13 million in the third quarter of 2007 versus $5 million in the third quarter of 2006. The $8 million increase in earnings was due largely to higher margins ($6 million) and sales volumes ($7 million), partially offset by higher expenses ($2 million).

Logistics

Sunoco’s Logistics business earned $14 million in the third quarter of 2007 versus $7 million in the third quarter of 2006. The $7 million increase was largely due to higher crude oil acquisition and marketing results and higher earnings from terminalling operations.

Coke

Coke earned $7 million in the third quarter of 2007 versus $9 million in the third quarter of 2006. The $2 million decrease in earnings was due primarily to lower tax benefits from cokemaking operations. Partially offsetting this decline was income from the 1.7 million tons-per-year cokemaking facility in Vitória, Brazil, which commenced start-up of operations in the first quarter of 2007 with full production expected during the fourth quarter of 2007.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $11 million after tax in both the third quarter of 2007 and 2006.

Net Financing Expenses and Other – Net financing expenses and other were $9 million after tax in both the third quarter of 2007 and 2006. Lower interest income ($3 million), higher interest expense ($1 million) and the absence of a gain attributable to income tax matters ($5 million) were essentially offset by lower expenses attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($10 million). Included in the preferential return expense in the third quarter of 2006 was a $7 million after-tax charge attributable to a computational error (see Note 2 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Income

Revenues - Total revenues were $11.50 billion in the third quarter of 2007 compared to $10.50 billion in the third quarter of 2006. The 10 percent increase was primarily due to higher refined product prices and sales volumes and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses - Total pretax costs and expenses were $11.16 billion in the current three-month period compared to $9.93 billion in the third quarter of 2006. The 12 percent increase was primarily due to higher crude oil acquisition costs attributable to higher crude oil throughputs and prices and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

Sunoco had cash and cash equivalents of $263 million at both September 30, 2007 and December 31, 2006. Net cash provided by operating activities (“cash generation”) of $1,257 million was offset by an $860 million net use of cash in investing activities and a $397 million net use of cash in financing activities. Sunoco had a working capital deficit of $770 million at September 30, 2007 compared to a working capital deficit of $740 million at December 31, 2006. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at September 30, 2007 by $3,271 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first nine months of 2007, Sunoco’s cash generation was $1,257 million compared to $732 million in the first nine months of 2006. This $525 million increase in cash generation was primarily due to a decrease in working capital levels pertaining to operating activities. Also contributing to the increase in cash generation was the absence of a $95 million payment of damages to Honeywell International Inc. in April 2006 in connection with a phenol supply contract dispute.

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

The Company has a $1.3 billion revolving credit facility (the “Facility”), which was scheduled to mature in August 2011. In July 2007, the Facility was amended to extend the term of $1.2245 billion of the Facility until August 2012. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At September 30, 2007, the Company’s tangible net worth was $2.8 billion and its targeted tangible net worth was $1.6 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At September 30, 2007, this ratio was .38 to 1. At September 30, 2007, the Facility was being used to support $250 million of commercial paper and $103 million of floating-rate notes due in 2034.

Sunoco Logistics Partners L.P. had a $300 million revolving credit facility (the “Former Facility”), which was scheduled to mature in November 2010. In August 2007, the Partnership replaced the Former Facility with a new $400 million revolving credit facility (the “New Facility”), which expires in November 2012. During August 2007, $115 million was drawn against the New Facility, which was used to repay the then outstanding borrowings under the Former Facility. The New Facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. At March 31, 2006, the Partnership had $216 million of revolving credit borrowings outstanding, including $109 million that was drawn in the first quarter of 2006 to fund its March 2006 acquisition of two separate crude oil pipeline systems and related storage facilities located in Texas. During the second quarter of 2006, the Partnership used a portion of the proceeds from its May 2006 debt and equity offerings (see Notes 2 and 3 to the condensed consolidated financial statements)

to repay its $216 million of revolving credit borrowings then outstanding. In the third quarter of 2006, the Partnership utilized cash and $46 million of revolving credit borrowings to finance the $65 million acquisition from Sunoco of its 55 percent interest in the Mid-Valley Pipeline. Amounts outstanding under these credit facilities totaled $152 and $68 million at September 30, 2007 and December 31, 2006, respectively. The New Facility contains a covenant requiring the Partnership to maintain a ratio of up to 4.75 to 1 of its consolidated total debt to its consolidated EBITDA (each as defined in the New Facility). At September 30, 2007, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.1 to 1.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At September 30 2007	At December 31 2006
Short-term borrowings	$250	$275
Current portion of long-term debt	4	7
Long-term debt	1,785	1,705

Total debt	$2,039	$1,987

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

Capital Expenditures

In May 2007, the Company completed the previously announced project to expand the capacity of one of the fluid catalytic cracking units at its Philadelphia refinery by 15 thousand barrels per day, which enables an upgrade of an additional 15-20 thousand barrels per day of residual fuel production into higher-value gasoline and distillate production and expands crude oil flexibility (the “Philadelphia Project”). Capital outlays pertaining to the Philadelphia Project amounted to approximately $525 million upon completion. A project which expands the Toledo refinery’s crude unit capacity by 10 thousand barrels per day was completed in July 2007 at a total cost of approximately $50 million.

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Market value of investments at beginning of period	$1,287	$1,196
Increase (reduction) in market value of investments resulting from:
Net investment income	92	149
Company contributions	100	100
Plan benefit payments	(102)	(158)

	$1,377	$1,287

Management does not expect to make any additional contributions to its funded defined benefit plans during the remainder of 2007 but currently anticipates making up to $100 million of voluntary contributions in 2008. Management believes that the pension plans can be funded over time without a significant impact on liquidity. Future changes in the financial markets and/or interest rates could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

DIVIDENDS AND SHARE REPURCHASES

The Company increased the quarterly cash dividend paid on common stock from $.20 per share ($.80 per year) to $.25 per share ($1.00 per year) beginning with the second quarter of 2006 and then to $.275 per share ($1.10 per year) beginning with the second quarter of 2007.

During the first nine months of 2007, the Company repurchased 3.98 million shares of its common stock for $300 million. At September 30, 2007, the Company had a remaining authorization from its Board to repurchase up to $649 million of Company common stock from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which was adopted effective January 1, 2007, see Note 4 to the condensed consolidated financial statements. For a discussion of other new accounting pronouncements requiring adoption effective January 1, 2008, see Note 12 to the condensed consolidated financial statements.

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In September 2007, Sunoco, Inc. (R&M) received a proposed penalty in excess of $100 thousand from the New Jersey Department of Environmental Protection for reported deviations of the Eagle Point refinery, including permit exceedances, monitoring deficiencies and equipment maintenance issues.

In August 2007, Sunoco, Inc. (R&M) received a proposed Consent Agreement and Order from the Pennsylvania Department of Environmental Protection (“PADEP”) for remediation at a former disposal site associated with its Marcus Hook refinery. Waste from the Marcus Hook refinery was disposed at the site prior to 1972. The site has been subject to ongoing remediation efforts to control migration of contaminated groundwater and surface water. PADEP is seeking a penalty in excess of $100 thousand for alleged past violations of water quality standards and for stipulated penalties based on yet-to-be-determined factors.

MTBE Litigation

Sunoco, along with other refiners, and manufacturers and sellers of gasoline are defendants in approximately 76 lawsuits in 18 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on the application of a market share theory of liability at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

The majority of MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358) (“MDL Litigation”). Discovery is proceeding in four focus cases. Sunoco is a defendant in three of those cases. In one of the four cases, the Suffolk County Water Authority case, the court has set a trial date in March 2008. In addition, several private well owner cases are moving forward. Sunoco is a defendant in two of those cases. The Second Circuit Court of Appeals (“Second Circuit”) recently rendered a decision in two MTBE cases that are part of the MDL Litigation in which it held that there was no federal jurisdiction for the removal of these cases to federal court and consequently ordered that the cases be remanded back to the state courts from which they originated. The parties and the judge in the MDL Litigation are evaluating the impact of the Second Circuit’s decision on the remaining cases that are part of the MDL Litigation and a number of additional cases have been remanded back to state court. The defendants in the Suffolk County Water Authority case filed a motion to remand the case to state court, which was recently denied by the court. A number of defendants in that case are seeking a review of this decision by the Second Circuit.

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

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at September 30, 2007.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended September 30, 2007:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
July 1, 2007 – July 31, 2007	—	$—	—	$849
August 1, 2007 – August 31, 2007	1,080	$68.42	1,080	$775
September 1, 2007 – September 30, 2007	1,699	$74.21	1,699	$649

Total	2,779	$71.96	2,779

*	All of the shares repurchased during the three-month period ended September 30, 2007 were acquired pursuant to the repurchase program that Sunoco publicly announced on September 7, 2006 (see below).

**	On September 7, 2006, the Company’s Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

Item 6.	Exhibits

Exhibits:

12	-	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2007.

31.1	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  *  *  *  *  *  *

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

Sunoco, Inc.

Investor Relations

1735 Market Street

Philadelphia, PA 19103-7583

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO, INC.

By:	/s/ JOSEPH P. KROTT
Joseph P. Krott Comptroller (Principal Accounting Officer)

Date: October 31, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit

12	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2007.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.