Form 10-K
period 2007-12-31
SUNOCO INC
filed 2008-02-27
CIK 95304

2007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

At June 29, 2007, the aggregate market value of voting stock held by non-affiliates was $9,527 million.

At January 31, 2008, there were 117,607,729 shares of Common Stock, $1 par value, outstanding.

Selected portions of the Sunoco, Inc. 2007 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K.

Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEMS 1 AND 2.     BUSINESS AND PROPERTIES

Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report to Shareholders* for a discussion of the factors that could cause actual results to differ materially from those projected.

General

Sunoco, Inc.** was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1735 Market Street, Suite LL, Philadelphia, PA 19103-7583. Its telephone number is (215) 977-3000 and its internet website is www.SunocoInc.com. The Company makes available free of charge on its website all materials that it files electronically with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

The Company, through its subsidiaries, is principally a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and some petrochemicals. Sunoco’s chemical operations comprise the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The petroleum refining and marketing, chemicals and logistics operations are conducted principally in the eastern half of the United States. Sunoco’s cokemaking operations currently are conducted in Virginia, Indiana, Ohio and Vitória, Brazil.

The Company’s operations are organized into five business segments (Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke) plus a holding company and a professional services group. Sunoco, Inc., the holding company, is a non-operating parent company which includes certain corporate officers. The professional services group consists of a number of staff functions, including: finance; legal and risk management; materials management; human resources; information systems; health, environment and safety; engineering services; facilities management; transaction processing; and government and public affairs. Costs incurred by the professional services group to provide these services are allocated to the five business segments and the holding company. This discussion of the Company’s business and properties reflects this organizational structure. For additional information regarding these business units, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and the business segment information presented in Note 19 to the Consolidated Financial Statements, both in the Company’s 2007 Annual Report to Shareholders.

*	References in this Annual Report on Form 10-K to material in the Company’s 2007 Annual Report to Shareholders and in the Company’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, mean that such material is incorporated herein by reference; other material in those documents is not deemed to be filed as part of this Annual Report on Form 10-K.
**	In this report, the terms “Company” and “Sunoco” are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships.

Sunoco owns and operates five refineries which are located in Marcus Hook, PA, Philadelphia, PA, Westville, NJ, Toledo, OH and Tulsa, OK. The refineries in Marcus Hook, Philadelphia, Westville (also known as Eagle Point) and Toledo produce principally fuels and commodity petrochemicals while the refinery in Tulsa emphasizes lubricants production with related fuels production being sold in the wholesale market (see “Refining and Supply” below).

Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise through a network of 4,684 retail outlets in 27 states primarily on the East Coast and in the Midwest United States. In 2007, the Company continued its Retail Portfolio Management program which selectively reduced its invested capital in Company-owned or leased sites, while retaining most of the gasoline sales volumes attributable to the divested sites (see “Retail Marketing” below).

Sunoco owns and operates facilities in Philadelphia, PA and Haverhill, OH, which produce phenol and acetone, and in LaPorte, TX, Neal, WV and Bayport, TX, which produce polypropylene. In addition, Sunoco owns and operates a facility in Marcus Hook, PA, which upgrades propylene and produces polypropylene (see “Chemicals” below).

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

Sunoco, through SunCoke Energy, Inc. (formerly, Sun Coke Company) and its affiliates (individually and collectively, “SunCoke Energy”), makes high-quality, blast-furnace coke at its facilities in East Chicago, IN (Indiana Harbor), Vansant, VA (Jewell) and Franklin Furnace, OH (Haverhill), and produces metallurgical coal from mines in Virginia primarily for use at the Jewell cokemaking facility. SunCoke Energy is also the operator and has an equity interest in a facility in Vitória, Brazil (Vitória) which commenced operations in the first quarter of 2007. An additional cokemaking facility and associated cogeneration power plant are currently under construction at the Haverhill site which are expected to be operational in the second half of 2008 (see “Coke” below).

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

The Company’s refinery operations are comprised of Northeast Refining (the Marcus Hook, Philadelphia and Eagle Point refineries) and MidContinent Refining (the Toledo and Tulsa refineries). The following tables set forth information concerning the Company’s refinery operations over the last three years (in thousands of barrels daily and percentages):

2007	Northeast Refining	Mid- Continent Refining	Total
Crude Unit Capacity*	655.0	255.0	910.0

Crude Inputs as Percent of Crude Unit Rated Capacity	93%	89%	92%

Conversion Capacity**	285.0	122.0	407.0

Conversion Capacity Utilized	92%	100%	94%

Throughputs:
Crude Oil	611.2	223.5	834.7
Other Feedstocks	70.2	9.8	80.0

Total Throughputs	681.4	233.3	914.7

Products Manufactured:
Gasoline	326.4	112.8	439.2
Middle Distillates	237.8	76.6	314.4
Residual Fuel	62.2	4.4	66.6
Petrochemicals	28.9	8.3	37.2
Lubricants	—	11.6	11.6
Other	49.3	31.1	80.4

Total Production	704.6	244.8	949.4
Less Production Used as Fuel in Refinery Operations	32.1	11.3	43.4

Total Production Available for Sale	672.5	233.5	906.0

*	Reflects a 10 thousand barrels-per-day increase in MidContinent Refining in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.
**	Represents capacity to upgrade lower-value, heavier petroleum products into higher-value, lighter products. Reflects a 15 thousand barrels-per-day increase in Northeast Refining in May 2007 attributable to an expansion project at the Philadelphia refinery.

2006	Northeast Refining	Mid- Continent Refining	Total
Crude Unit Capacity	655.0	245.0	900.0

Crude Inputs as Percent of Crude Unit Rated Capacity	94%	92%	93%

Conversion Capacity*	270.0	122.0	392.0

Conversion Capacity Utilized	94%	96%	95%

Throughputs:
Crude Oil	616.1	224.5	840.6
Other Feedstocks	64.2	8.6	72.8

Total Throughputs	680.3	233.1	913.4

Products Manufactured:
Gasoline	323.5	112.7	436.2
Middle Distillates	230.2	75.3	305.5
Residual Fuel	69.8	4.2	74.0
Petrochemicals	28.3	7.3	35.6
Lubricants	—	13.2	13.2
Other	51.2	31.0	82.2

Total Production	703.0	243.7	946.7
Less Production Used as Fuel in Refinery Operations	32.8	11.1	43.9

Total Production Available for Sale	670.2	232.6	902.8

*	Reflects a 20 thousand barrels-per-day increase in MidContinent Refining in June 2006 attributable to an expansion project at the Toledo refinery.

2005	Northeast Refining	Mid- Continent Refining	Total
Crude Unit Capacity*	655.0	245.0	900.0

Crude Inputs as Percent of Crude Unit Rated Capacity	99%	94%	98%

Conversion Capacity**	270.0	102.0	372.0

Conversion Capacity Utilized	100%	107%	101%

Throughputs:
Crude Oil	650.6	230.4	881.0
Other Feedstocks	52.8	6.6	59.4

Total Throughputs	703.4	237.0	940.4

Products Manufactured:
Gasoline	330.5	112.9	443.4
Middle Distillates	242.1	77.4	319.5
Residual Fuel	71.7	4.5	76.2
Petrochemicals	28.6	8.2	36.8
Lubricants	—	13.2	13.2
Other	55.8	30.8	86.6

Total Production	728.7	247.0	975.7
Less Production Used as Fuel in Refinery Operations	36.7	11.9	48.6

Total Production Available for Sale	692.0	235.1	927.1

*	In January 2005, crude unit capacity was increased by 10 thousand barrels per day as a result of an adjustment in MidContinent Refining.
**	In January 2005, conversion capacity was increased by 10.3 thousand barrels per day due to a 5 thousand barrels-per-day adjustment in Northeast Refining and a 5.3 thousand barrels-per-day adjustment in MidContinent Refining.

Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without material disruption. Most of the crude oil processed at Sunoco’s refineries is light-sweet crude oil. The Company believes that ample supplies of light-sweet crude oil will continue to be available. The Company also processes limited amounts of discounted high-acid sweet crude oils in its Northeast refineries. During 2007, 2006 and 2005, approximately 62, 63 and 56 thousand barrels per day, respectively, of such crude oils were processed.

The Philadelphia, Marcus Hook and Eagle Point refineries process crude oils supplied from foreign sources. The Toledo refinery processes domestic and Canadian crude oils as well as crude oils supplied from other foreign sources. The Tulsa refinery processes domestic and foreign-sourced crude oils. The foreign crude oil processed at the Company’s Northeast refineries is delivered utilizing ocean-going tankers and coastal distribution tankers and barges that are owned and operated by third parties. Approximately 30 percent of the Company’s ocean-going tanker marine transportation requirements pertaining to its Northeast Refining crude supply are met through time charters. Time charter leases for the various marine transportation vessels typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates and generally contain terms of between three to seven years with renewal and sub-lease options. The cost of the remaining marine transportation requirements reflects spot-market rates.

Approximately 40 percent of Sunoco’s crude oil supply during 2007 came from Nigeria. Some of the crude oil producing areas of this West African country have experienced political and ethnic violence as well as labor disruptions in recent years, which has resulted in the shutdown of a small portion of total Nigerian crude oil production during that time. The lost crude oil production in Nigeria did not have a material impact on Sunoco’s operations, and the Company believes other sources of light-sweet crude oil are available in the event it is unable to obtain crude oil from Nigeria in the future.

The following table sets forth information concerning the source of the Company’s crude oil purchases (in thousands of barrels daily):

	2007	2006	2005
Crude Oil Source:
West Africa	530.2	562.1	611.6
Domestic	125.8	128.9	145.2
Canada	89.7	76.7	61.5
Central Asia	37.3	24.1	—
North Sea	7.5	8.5	9.3
South and Central America	35.8	27.7	42.3
“Lubes-Extracted” Gasoil/Naphtha Intermediate Feedstock	10.1	10.0	10.7

	836.4	838.0	880.6

Refining and Supply sells fuels through wholesale and industrial channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Refining and Supply’s refined product sales (in thousands of barrels daily):

	2007	2006	2005
To Unaffiliated Customers:
Gasoline	198.7	193.2	216.7
Middle Distillates	316.7	290.3	294.0
Residual Fuel	75.9	77.4	89.0
Petrochemicals	15.4	14.8	15.4
Lubricants	12.0	13.8	13.3
Other	35.2	32.6	33.6

	653.9	622.1	662.0
To Affiliates*	361.8	366.7	365.3

	1,015.7	988.8	1,027.3

*	Includes gasoline and middle distillate sales to Retail Marketing and benzene and refinery-grade propylene sales to Chemicals.

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

The Clean Air Act phased in limits on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006 (“Tier II”). The rules include banking and trading credit systems, providing refiners flexibility through 2006 for low-sulfur gasoline and through

May 2010 for on-road low-sulfur diesel. Tier II capital spending, which was completed in 2006, totaled $755 million. It included outlays to construct new gasoline hydrotreaters at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries to meet the new gasoline requirements. In addition, the new on-road diesel specifications were met with differing facility-specific solutions involving the modification of existing refinery assets. Higher operating costs are also being incurred as the low-sulfur fuels are produced. Another rule was adopted in May 2004 which is phasing in limits on the allowable sulfur content in off-road diesel fuel beginning in June 2007. The rule also provides for banking and trading credit systems. The ultimate impact of this rule may depend upon the effectiveness of the credit systems, Sunoco’s flexibility to modify its production slate and the impact on any capital expenditures of technology selection, permitting requirements and construction schedules, as well as any effect on prices created by the changes in the level of off-road diesel fuel production.

In connection with the phase-in of these off-road diesel fuel rules, Sunoco intends to commence an approximately $400 million capital project at the Tulsa refinery, which includes a new 24 thousand barrels-per-day hydrotreating unit, sulfur recovery unit and tail gas treater. This project is scheduled for completion in mid-2010 and is designed to enable the production of diesel fuel that meets new specifications and result in increased feedstock flexibility and an upgraded product slate. Most of the capital for the project is expected to be spent in 2009. In December 2007, Sunoco also announced that it is considering the potential sale of this facility.

During the 2007-2009 period, Refining and Supply expects capital expenditures to be approximately $700-$900 million annually, including a total of approximately $600 million for income improvement projects over the three-year period. In addition, Refining and Supply’s anticipated capital expenditures during the 2007-2009 period include approximately $550 million to be spent largely to complete projects at its Philadelphia and Toledo refineries under a 2005 Consent Decree, which settled certain alleged violations under the Clean Air Act. Subsequently, additional capital outlays related to projects at the Marcus Hook and Tulsa refineries are expected to be made under the 2005 Consent Decree through 2013. The current status of these capital projects ranges from the preliminary design and engineering phase to the construction phase. During the 2006-2007 period, market conditions for engineering, procurement and construction of refinery projects tightened, resulting in increased costs and project delays.

In May 2007, Refining and Supply completed a $525 million project to expand the capacity of one of the fluid catalytic cracking units at the Philadelphia refinery by 15 thousand barrels per day, which enables an upgrade of an additional 15-20 thousand barrels per day of residual fuel production into higher-value gasoline and distillate production and expands crude oil flexibility. Capital outlays pertaining to this project amounted to $203, $279 and $43 million in 2007, 2006 and 2005, respectively. Refining and Supply’s capital program also included a $53 million project completed in July 2007 which expands the Toledo refinery’s crude processing capability by 10 thousand barrels per day. In 2008, additional work is planned at this facility to expand crude processing capability by an additional 5 thousand barrels per day.

The Refining and Supply capital plan for the 2007-2009 period also includes a project at the Philadelphia refinery to reconfigure a previously idled hydrocracking unit to enable desulfurization of diesel fuel. This project, which is scheduled for completion in 2009 at an estimated cost of $285 million, is designed to increase the facility’s ultra-low-sulfur diesel fuel production capability by 45 thousand barrels per day by upgrading current production of 35 thousand barrels per day of temporary compliance order diesel fuel (TCO) and 10 thousand barrels per day of heating oil.

Refining and Supply has undertaken an alkylation process improvement project at its Philadelphia refinery’s HF alkylation unit. The project will involve the incorporation of ReVAP™ technology which will require substantial improvements and modifications to the alkylation unit and supporting utility systems. The project is scheduled for completion during 2010 at an estimated cost of approximately $130 million.

While a significant change in the overall level of total capital spending in Refining and Supply during the 2008-2009 period is not expected, the pressures on project scope, costs and timing as well as labor productivity issues attributable to the current market environment could result in the extension of project completion dates and the deferral of some lower-return projects. The Company may also elect to cancel or reduce the scope of projects which no longer meet required investment-return criteria.

In September 2004, Refining and Supply entered into a 15-year product supply agreement with BOC Americas (PGS), Inc. (“BOC”), an affiliate of The BOC Group plc. Under this agreement, Refining and Supply is providing BOC with feedstock and utilities for use by BOC at its hydrogen plant located on land leased from Refining and Supply at the Toledo refinery which commenced operations in March 2006. BOC utilizes the feedstock and utilities to generate hydrogen and steam at the facility for sale to Refining and Supply for use at its Toledo refinery and for sale to another third party.

Refining and Supply and a subsidiary of FPL Energy (“FPL”) are parties to an agreement under which Refining and Supply may purchase steam from a natural gas fired cogeneration power plant owned and operated by FPL at Sunoco’s Marcus Hook refinery. When the cogeneration plant is in operation, Refining and Supply has the option to purchase steam from that facility or, alternatively, it obtains steam from Refining and Supply’s four auxiliary boilers located on land adjacent to the power plant that are operated by FPL on its behalf.

Retail Marketing

The Retail Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in 27 states, primarily on the East Coast and in the Midwest region of the United States. The highest concentrations of outlets are located in Connecticut, Florida, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Virginia.

The following table sets forth Sunoco’s retail gasoline outlets at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Direct Outlets:
Company-Owned or Leased:
Company Operated:
Traditional	91	93	118
APlus® Convenience Stores	458	472	482

	549	565	600

Dealer Operated:
Traditional	230	243	293
APlus® Convenience Stores	230	234	231
Ultra Service Centers®	135	154	164

	595	631	688

Total Company-Owned or Leased*	1,144	1,196	1,288
Dealer Owned**	575	564	544

Total Direct Outlets	1,719	1,760	1,832
Distributor Outlets	2,965	2,931	2,931

	4,684	4,691	4,763

*	Gasoline and diesel throughput per Company-owned or leased outlet averaged 150, 144 and 136 thousand gallons per month during 2007, 2006 and 2005, respectively.
**	Primarily traditional outlets.

Retail Marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

Direct outlets may be operated by Sunoco or by an independent dealer, and are sites at which fuel products are delivered directly to the site by Sunoco’s 131 trucks or by its contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell almost exclusively fuel products under the Sunoco® and Coastal® brands or may include APlus® convenience stores or Ultra Service Centers® that provide automotive diagnostics and repair. Included among Retail Marketing’s outlets at December 31, 2007 were 53 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York and Maryland. Of these outlets, 37 were Company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

Distributor outlets are sites in which the distributor takes delivery of fuel products at a terminal where branded products are available. Sunoco does not own, lease or operate these locations.

During the 2005-2007 period, Sunoco generated $162 million of divestment proceeds related to the sale of 211 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. Sunoco expects to continue to identify sites for divestment in the future.

Branded fuels sales (including middle distillates) averaged 341.6 thousand barrels per day in 2007 compared to 346.1 thousand barrels per day in 2006 and 343.6 thousand barrels per day in 2005.

Retail Marketing is one of the largest providers of heating products in the eastern United States. In 2007, the Company sold 143 million gallons of these products to approximately 106 thousand customers. Sunoco is also the largest manufacturer and marketer of high performance (racing) gasoline in the United States with approximately 9 million gallons sold during 2007.

The Sunoco® brand is positioned as a premium brand. Brand improvements in recent years have focused on physical image, customer service and product offerings. In addition, Sunoco believes its brands and high performance gasoline business have benefited from its sponsorship agreement with NASCAR® that continues until 2016. Under this agreement, Sunoco® is the Official Fuel of NASCAR® and the exclusive fuel supplier to NASCAR® events, and APlus® is the Official Convenience Store of NASCAR®.

Sunoco’s APlus® convenience stores are located principally in Florida, Massachusetts, New York, Pennsylvania and South Carolina. These stores supplement sales of fuel products with a broad mix of merchandise such as groceries, fast foods, beverages and tobacco products. The following table sets forth information concerning Sunoco’s APlus® convenience stores:

	2007	2006	2005
Number of Stores (at December 31)	720	739	746
Merchandise Sales (Thousands of Dollars/Store/Month)	$85	$80	$78
Merchandise Margin (Company Operated) (% of Sales)	27%	27%	28%

Chemicals

The Chemicals business manufactures, distributes and markets commodity and intermediate petrochemicals. The chemicals consist of aromatic derivatives (cumene, phenol, acetone, bisphenol-A,

and other phenol derivatives) and polypropylene. Cumene is produced at the Philadelphia and Eagle Point refineries; phenol and acetone are produced at facilities in Philadelphia, PA and Haverhill, OH; and polypropylene is produced at facilities in LaPorte, TX, Neal, WV and Bayport, TX, as well as at the Epsilon Products Company, LLC (“Epsilon”) facility in Marcus Hook, PA which also upgrades polymer-grade propylene. (See “Refining and Supply” for a discussion of the commodity petrochemicals produced by Refining and Supply at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries.)

During 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a wholly owned subsidiary of Lyondell/Basell Industries. Under the terms of the partnership agreement, the partnership has agreed to provide Sunoco with 700 million pounds-per-year of propylene pursuant to a 15-year supply contract. Of this amount, 500 million pounds per year is priced on a cost-based formula that includes a fixed discount that declines over the life of the contract, while the remaining 200 million pounds per year is based on market prices. Through the partnership, the Company believes it has secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business. Realization of these benefits is largely dependent upon performance by Equistar, which has a credit rating below investment grade. Equistar has not given any indication that it will not perform under its contracts. In the event of nonperformance, Sunoco has collateral and certain other contractual rights under the partnership agreement.

Sunoco and a third party were owners of Epsilon, a joint venture comprised of the 750 million pounds-per-year polymer-grade propylene operations at the Marcus Hook, PA refinery and the adjacent 750 million pounds-per-year polypropylene plant. The Chemicals business markets Epsilon’s production under the Sunoco® name along with the production from its LaPorte, TX, Neal, WV and Bayport, TX polypropylene plants. In December 2007, in connection with mediation concerning litigation among Sunoco, Inc., Epsilon and the Epsilon joint-venture partners related to Sunoco, Inc.’s repayment under a debt guarantee of $151 million of Epsilon’s debt in 2006, Sunoco agreed to purchase the joint-venture partner’s interest in Epsilon for $18 million. All litigation concerning this matter is now settled.

Sunoco’s Philadelphia phenol facility has the capacity to produce annually more than one billion pounds of phenol and 700 million pounds of acetone. Under a long-term contract, the Chemicals business supplies Honeywell International Inc. (“Honeywell”) with approximately 745 million pounds of phenol annually at a price based on the market value of cumene feedstock plus an amount approximating other phenol production costs. During the third quarter of 2005, an arbitrator ruled that Sunoco was liable in an arbitration proceeding for breaching the pricing provisions of this contract relating to phenol produced at the Philadelphia plant from June 2003 through April 2005. Damages of approximately $95 million ($56 million after tax), including prejudgment interest, were assessed. Such damages, which were paid to Honeywell in April 2006, were recorded as a charge against 2005 earnings and are shown separately as Phenol Supply Contract Dispute under Corporate and Other in the Earnings Profile of Sunoco Businesses in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report to Shareholders. The pricing through July 2009 will be based essentially on the pricing formula established in the arbitration proceeding.

During 2007, Sunoco decided to permanently shut down a previously idled phenol production line at its Haverhill, OH plant that had become uneconomic to restart. In connection therewith, the Company recorded an $8 million after-tax provision to write-off the affected production line. During 2007, Sunoco also recorded a $7 million after-tax loss associated with the sale of its Neville Island, PA terminal facility, which included an accrual for enhanced pension benefits associated with employee terminations and for other required exit costs. These items are reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco

Businesses in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report to Shareholders.

The following table sets forth information concerning petrochemicals production by the Chemicals business (in millions of pounds):

	Capacity at December 31, 2007	Production
		2007	2006	2005
Phenol	1,775	1,517	1,536	1,526
Acetone	1,083	937	951	944
Bisphenol-A	240	223	202	209
Other Phenol Derivatives	120	74	79	76
Cumene	1,925	1,530	1,556	1,577
Polypropylene	2,550	2,289	2,260	2,224
Propylene	750	654	632	655

Total Production	8,443	7,224	7,216	7,211

Less: Production Used as Feedstocks*		2,434	2,417	2,468

Total Production Available for Sale		4,790	4,799	4,743

*	Includes cumene (used in the manufacture of phenol and acetone), phenol and acetone (used in the manufacture of bisphenol-A) and polymer-grade propylene (used in the manufacture of polypropylene).

Petrochemical products produced by the Chemicals business are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. The following table sets forth the sale of petrochemicals to third parties by Chemicals (in millions of pounds):

	2007	2006	2005
Phenol and Related Products (including Bisphenol-A)	2,508	2,535	2,579
Polypropylene	2,297	2,243	2,218
Other	80	88	91

	4,885	4,866	4,888

The tables above reflect only volumes manufactured and sold directly by the Chemicals business. Chemicals also manages the third-party chemicals sales for Refining and Supply and a joint venture with Suncor Energy Inc., bringing the total petrochemicals sold under the Sunoco® name to approximately 7.2 billion pounds in 2007.

Sales made by the Chemicals business during 2007 were distributed through the following channels:

•

Phenol and Related Products—Long-term phenol contract sales to Honeywell are used in nylon production. Other phenol contract sales are to large manufacturers of resins and adhesives primarily for use in building products. Large contract sales of acetone are to major customers who manufacture polymers. Other sales of acetone are made to smaller customers for use in inks, paints, varnishes and adhesives. Bisphenol-A, manufactured from phenol and acetone, is sold to manufacturers of epoxy resins and polycarbonates; and

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

During the 2005-2006 period, Sunoco Logistics Partners L.P. issued a total of 7.1 million limited partnership units in a series of public offerings, generating $270 million of net proceeds. Coincident with certain of these offerings, the Partnership redeemed 2.8 million limited partnership units owned by Sunoco for $99 million. Upon completion of these transactions, Sunoco’s ownership interest in this master limited partnership, including its 2 percent general partnership interest, decreased to 43 percent. For additional information regarding these transactions, see “Financial Condition—Capital Resources and Liquidity—Other Cash Flow Information” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report to Shareholders.

Sunoco is a party in various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. Sunoco also has agreements with the Partnership which establish fees for administrative services provided by Sunoco and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

Pipeline operations are primarily conducted through the Partnership’s pipelines and also through other pipelines in which the Partnership or Sunoco has an ownership interest. The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by state regulatory agencies for intrastate movements. The tariff rates charged for most of the pipelines are regulated by the governing agencies. Tariff rates for certain pipelines are set by the Partnership based upon competition from other pipelines or alternate modes of transportation.

Refined product pipeline operations, located primarily in the Northeast and Midwest, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco’s other businesses and for third-party integrated petroleum companies, independent refiners, independent marketers and distributors. Crude oil pipeline operations, located in Texas, Oklahoma and Michigan, transport foreign crude oil received at the Partnership’s Nederland, TX and Marysville, MI terminals and crude oil produced primarily in Oklahoma and Texas to refiners (including Sunoco’s Tulsa and Toledo refineries) or to local trade points.

In March 2006, the Partnership purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from affiliates of Black Hills Energy, Inc. (“Black Hills”) for $41 million and the other from affiliates of Alon USA Energy, Inc. for $68 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory. In August 2006, the Partnership purchased from Sunoco for $65 million a company that has a 55 percent interest in Mid-Valley Pipeline Company, which owns a crude oil pipeline system in the Midwest. Sunoco did not recognize any gain or loss on this transaction. In August 2005, the Partnership completed the acquisition of a crude oil pipeline system and related storage facilities located in Texas from ExxonMobil for $100 million and, in the fourth quarter of 2005, completed the construction of a $16 million, 20-mile crude oil pipeline connecting these assets to the West Texas Gulf Pipeline, which is 43.8 percent owned by the Partnership. In December 2005, the Partnership completed the acquisition of an ownership interest in the Mesa Pipeline from Chevron for $5 million, which, coupled with the 7.2 percent interest it acquired from Sunoco, gave it a 37 percent ownership interest.

At December 31, 2007, the Partnership owned and operated approximately 3,800 miles of crude oil pipelines and approximately 1,650 miles of refined product pipelines. In 2007, crude oil and refined product shipments on these pipelines totaled 23.3 and 18.2 billion barrel miles, respectively, as compared to 21.1 and 17.7 billion barrel miles in 2006 and 16.3 and 17.1 billion barrel miles in 2005. These amounts represent 100 percent of the pipeline shipments of these pipelines.

Product terminalling operations include 38 terminals in the Northeast and Midwest that receive refined products from pipelines and distribute them primarily to Sunoco and also to third parties, who in turn make deliveries to end-users such as retail outlets. Certain product terminals also provide ethanol blending and other product additive services. During 2007, 2006 and 2005, throughput at these product terminals totaled 434, 392 and 390 thousand barrels daily, respectively. Terminalling operations also include an LPG terminal near Detroit, MI, a crude oil terminal complex adjacent to Sunoco’s Philadelphia refinery, ship and barge docks adjacent to Sunoco’s Eagle Point refinery and a refined product terminal adjacent to Sunoco’s Marcus Hook refinery. During 2007, 2006 and 2005, throughput at these other terminals totaled 696, 688 and 702 thousand barrels daily, respectively.

The Partnership’s Nederland, TX terminal provides approximately 14.7 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local, south central and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for U.S. government purchases for and sales from certain Strategic Petroleum Reserve storage facilities. During 2007, 2006 and 2005, throughput at the Nederland terminal totaled 507, 462 and 458 thousand barrels daily, respectively. During 2007, the Partnership continued its construction of seven new crude oil storage tanks with 4.2 million barrels of capacity, four of which were placed into service in 2007. The Partnership also commenced construction of a crude oil pipeline from the Nederland terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery and three related storage tanks with a combined capacity of 2.0 million barrels. This project is expected to be completed in 2010 at a cost of approximately $90 million.

The Partnership’s crude oil pipeline operations in the South Central United States are complemented by crude oil acquisition and marketing operations. During 2007, 2006 and 2005, approximately 178, 192 and 186 thousand barrels daily, respectively, of crude oil were purchased (including exchanges) from third-party leases and approximately 400, 295 and 237 thousand barrels daily, respectively, were purchased in bulk or other exchange transactions. Purchased crude oil is delivered to various trunk pipelines either directly from the wellhead through gathering pipelines or utilizing the Partnership’s fleet of approximately 115 trucks or third-party trucking operations.

Coke

SunCoke Energy, Inc., through its affiliates (individually and collectively, “SunCoke Energy”), operates metallurgical coke plants located in East Chicago, IN (Indiana Harbor), Vansant, VA (Jewell) and Franklin Furnace, OH (Haverhill) and metallurgical coal mines located in Virginia. SunCoke Energy is also the operator of a plant in Vitória, Brazil which commenced operations in the first quarter of 2007. During the fourth quarter of 2007, SunCoke Energy increased its investment in the project company that developed the Vitória plant, as planned, by becoming its sole subscriber of preferred shares for a total equity interest of $41 million.

Aggregate coke production from the plants in the United States approximates 2.5 million tons per year, while production from the Vitória facility approximates 1.7 million tons per year. The Indiana Harbor plant produces approximately 1.25 million tons per year, the Jewell plant produces approximately 700 thousand tons per year and the Haverhill plant produces approximately 550 thousand tons per year. In addition, the Indiana Harbor plant produces heat as a by-product of

SunCoke Energy’s proprietary process that is used by a third party to produce electricity, the Haverhill plant produces steam that is sold to Sunoco’s Chemicals business and the Vitória facility produces steam that is sold to the majority common shareholder of the project company. These facilities use a proprietary low-cost cokemaking technology, which is environmentally superior to the chemical by-product recovery technology currently used by most other coke producers.

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

The returns of the investors in the Indiana Harbor cokemaking operations were equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continued until the fourth quarter of 2007 at which time the investor entitled to the preferential return recovered its investment and achieved a cumulative annual after-tax return of approximately 10 percent. After payment of the preferential return, the investors in the Indiana Harbor operations are now entitled to a minority interest in the related net income amounting to 34 percent which declines to 10 percent by 2038.

The following table sets forth information concerning cokemaking and coal mining operations:

	2007	2006	2005
Production (Thousands of Tons):
Coke:
United States	2,469	2,510	2,405

Brazil	1,091	—	—

Metallurgical Coal	1,220	1,179	1,252

Proven and Probable Metallurgical Coal Reserves at December 31 (Millions of Tons)	101	102	103

In 2007, 81 percent of SunCoke Energy’s metallurgical coal production was converted into coke at the Jewell plant, 14 percent was converted into coke at the Indiana Harbor and Haverhill plants and 5 percent was sold in spot market transactions. Those sales are consistent with SunCoke Energy’s strategy of using its metallurgical coal production principally to supply its Jewell cokemaking operation.

Most of the metallurgical coal used to produce coke at the Indiana Harbor and Haverhill cokemaking operations is purchased from third parties. Sunoco believes there is an ample supply of metallurgical coal available, and it has been able to supply these facilities without any significant disruption in coke production.

Substantially all coke sales from the Indiana Harbor, Jewell and Haverhill plants are made pursuant to long-term contracts with ArcelorMittal Steel USA, Inc. and its affiliates (“ArcelorMittal USA”). ArcelorMittal USA has not provided any indication that it will not perform under those contracts. However, in the event of nonperformance, SunCoke Energy’s results of operations and cash flows may be adversely affected.

Production from the Indiana Harbor plant is sold and delivered principally to ArcelorMittal USA’s Indiana Harbor Works steel plant, which is adjacent to the Indiana Harbor coke plant. The coke purchase agreement requires SunCoke Energy to provide ArcelorMittal USA with 1.2 million tons of coke annually on a take-or-pay basis through 2013. Any additional production is sold either to ArcelorMittal USA or to other steel producers. Indiana Harbor also supplies the hot exhaust gas produced at the plant to a contiguous cogeneration plant operated by an independent power producer for use in the generation of electricity. In exchange, the independent power producer reduces the sulfur and particulate content of that hot exhaust gas to acceptable emission levels.

SunCoke Energy is supplying 550 thousand tons per year of coke from the Haverhill operation to ArcelorMittal USA through September 2020. Under the applicable coke supply agreement, coke is being supplied to ArcelorMittal USA on a take-or-pay basis through September 2012, and thereafter based upon requirements in excess of ArcelorMittal USA’s existing coke production and its other off-take obligations with respect to SunCoke Energy’s Jewell plant and subject to the Indiana Harbor coke supply agreement. Initial coke production from the Haverhill plant began in March 2005. The flue gas produced during the cokemaking process is used to generate low-cost steam that is sold to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business.

SunCoke Energy is also supplying ArcelorMittal USA with approximately 700 thousand tons per year of coke from the Jewell operation. Under the applicable coke supply agreement, the term of that agreement is concurrent with the term of the Haverhill agreement. Coke is being supplied on a take-or-pay basis through September 2012, and thereafter will be supplied based upon ArcelorMittal USA’s requirements in excess of its existing coke production (subject to the Indiana Harbor coke supply agreement).

Under the above agreements, coke production at Jewell through 2007 was sold at fixed prices which escalated semiannually. Beginning in 2008, selling prices for coke at Jewell will consist of a price equal to the delivered cost of coal multiplied by an adjustment factor as well as the pass through of transportation costs, operating costs indexed for inflation and a fixed-price component. Coke selling prices for Indiana Harbor and Haverhill production reflect the pass through of coal costs and transportation costs. Such prices also include an operating cost and fixed-price component.

During 2007, SunCoke Energy commenced operations at a 1.7 million tons-per-year cokemaking facility and associated cogeneration power plant in Vitória, Brazil and, in 2007, also increased its investment in the project company that developed the Vitória plant, as planned, by becoming its sole subscriber of preferred shares for a total equity interest of $41 million. Under a series of agreements with the local project company, in which ArcelorMittal Tubarão and ArcelorMittal Brazil are the major shareholders (collectively, “AMB”), AMB will purchase all of the coke and steam produced at the cokemaking facility under a long-term tolling arrangement and SunCoke Energy will operate the cokemaking facility for a term of not less than 15 years and receive fees for operating the plant as well as for the licensing of SunCoke Energy’s proprietary technology. SunCoke Energy is also entitled to a $9 million annual dividend for 15 years beginning in 2009, assuming certain minimum production levels are achieved at the facility. In addition, ArcelorMittal Tubarão and SunCoke Energy have a call and put option, respectively, on SunCoke Energy’s investment in the project company, which can be exercised in 2024. The option price is $41 million, plus any unpaid dividends and related interest.

In February 2007, SunCoke Energy entered into an agreement with two customers under which SunCoke Energy will build, own and operate a second 550 thousand tons-per-year cokemaking facility and associated cogeneration power plant at its Haverhill site. Construction of these facilities, which is estimated to cost approximately $250 million, is currently underway, and the facilities are expected to be operational in the second half of 2008. In connection with this agreement, the customers agreed to purchase, over a 15-year period, a combined 550 thousand tons per year of coke from the cokemaking facility. In addition, the heat recovery steam generation associated with the cokemaking process will produce and supply steam to the 67 megawatt turbine, which will provide, on average, 46 megawatts of power into the regional power market.

SunCoke Energy is currently discussing other opportunities for developing new heat recovery cokemaking facilities with several domestic and international steel companies. Such cokemaking facilities could be either wholly owned or owned through a joint venture with one or more parties. The steel company customers would be expected to purchase coke production and, as applicable, steam or electrical power production under long-term take-or-pay contracts or on an equivalent basis.

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

The metallurgical cokemaking business is also highly competitive. Current production from Sunoco’s cokemaking business is largely committed under long-term contracts; therefore, competition mainly impacts its ability to obtain new contracts supporting development of additional production capacity, both in the United States and internationally. The principal competitive factors affecting Sunoco’s cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coals, and environmental performance. Competitors include conventional chemical by-product coke oven engineering and construction companies, other merchant coke producers and competitors that have developed and are attempting to develop heat-recovery cokemaking technology. Most of the world’s coke production capacity is owned by integrated steel companies utilizing conventional chemical by-product coke oven technology. The international merchant coke market is largely supplied by Chinese producers. Sunoco believes it is well-positioned to compete with other coke producers since its proven proprietary technology allows Sunoco to construct coke plants that, when compared to other proven technologies, produce virtually no hazardous air pollutants, produce consistently high quality coke, produce ratable quantities of steam that can be utilized as industrial grade steam or converted into electrical power, require significantly fewer workers to operate and are more economical to maintain.

Research and Development

Sunoco’s research and development activities are currently focused on applied research, process and product development, and engineering and technical services related to chemicals. Sunoco spent

$11, $12 and $12 million on research and development activities in 2007, 2006 and 2005, respectively. As of December 31, 2007, approximately 90 scientists, engineers, technicians and support personnel participated in these activities. Sunoco owns or has made application for numerous patents.

Employees

As of December 31, 2007, Sunoco had approximately 14,200 employees compared to approximately 14,000 employees as of December 31, 2006. Approximately 5,700 of Sunoco’s employees as of December 31, 2007 were employed in Company-operated convenience stores and service stations and in the Company’s heating products business. Approximately 20 percent of Sunoco’s employees were covered by 47 collective bargaining agreements as of December 31, 2007. The collective bargaining agreements for all of the hourly workers at the Company’s Marcus Hook, Philadelphia and Toledo refineries, as well as many industry-wide, expire in the first quarter of 2009, while the other collective bargaining agreements have various other terms and dates of expiration. In management’s opinion, Sunoco has a good relationship with its employees.

Environmental Matters

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses. These laws and regulations have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and an expense nature. For additional information regarding Sunoco’s environmental matters, see “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Annual Report to Shareholders.

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

Our profitability depends to a large extent upon the relationship between the price we pay for crude oil and other feedstocks, and the wholesale prices at which we sell our refined products and chemicals. The volatility of prices for crude oil and other feedstocks, refined products and chemicals, and the overall balance of supply and demand for these commodities, could have a significant impact on this relationship. Retail marketing margins also have been historically volatile, and vary with wholesale prices, the level of economic activity in our marketing areas and as a result of various logistical factors. In many cases, it is very difficult to increase refined product and chemical prices quickly enough to recover increases in the costs of products being sold. We may experience significant changes in our results of operations also due to variations in the level of refined product imports into the United States, changes in product mix or competition in pricing. In addition, our profit margins may decline as a direct result of unpredictable factors in the global marketplace, many of which are beyond our control, including:

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

We purchase crude oil from different regions throughout the world, including a significant portion from West Africa, particularly Nigeria, and we are subject to the political, geographic and economic risks of doing business with suppliers located in these regions, including:

•	trade barriers;

•	national and regional labor strikes;

•	political unrest;

•	increases in duties and taxes;

•	changes in contractual terms; and

•	changes in laws and policies governing foreign companies.

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

•

Limitations on sulfur content of gasoline and diesel fuels: The U.S. Environmental Protection Agency, or EPA, adopted rules under the Clean Air Act that phased in limits on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006. Our capital spending to comply with these rules was completed in 2006 and amounted to $755 million. We are also incurring higher operating costs as we continue to produce the low-sulfur fuels. In May 2004, the EPA adopted another rule which is phasing in limits on the allowable sulfur content in off-road diesel fuel beginning in June 2007. In connection with the phase-in of these off-road diesel fuel rules, we intend to commence an approximately $400 million capital project at the Tulsa refinery which includes a new 24 thousand barrels-per-day hydrotreating unit, sulfur recovery unit and tail gas treater. The project is scheduled for completion in mid-2010 and is designed to enable the production of diesel fuel that meets the new specifications and result in increased feedstock flexibility and an upgraded product slate. Most of the capital for the project is expected to be spent in 2009.

•

National Ambient Air Quality Standards: National Ambient Air Quality Standards for ozone and fine particles promulgated in 2004 by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where we operate facilities. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which requires them to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. If a region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if a region cannot submit an approvable State Implementation Plan, or SIP, there could be other negative consequences. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on us and our operations. While the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations, it is possible that the new regulations will result in increased costs to us.

•

Natural resource damages: Certain federal and state government regulators have sought compensation from companies like us for natural resource damages as an adjunct to remediation programs. Because we are involved in a number of remediation sites, a substantial increase in natural resource damage claims could result in substantially increased costs to us.

•

Greenhouse gas emissions: Through the operation of our refineries, chemical plants and coke plants, our operations emit carbon dioxide. There are various legislative and regulatory measures to address greenhouse gas, or GHG, emissions which are in various stages of review, discussion or implementation. These include federal and state actions to develop programs for the reduction of GHG emissions. While it is currently not possible to predict the impact, if any, that these issues will have on us or the industry in general, they could result in increases in costs to operate and maintain our facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect our ability to conduct our business and also may reduce demand for our products.

We also are subject to liabilities resulting from our current and past operations, including legal and administrative proceedings related to product liability, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims.

Compliance with current and future environmental laws and regulations likely will require us to make significant expenditures, increasing the overall cost of operating our businesses, including capital costs to construct, maintain and upgrade equipment and facilities. To the extent these expenditures are not ultimately reflected in the prices of our products or services, our operating results would be adversely affected. Our failure to comply with these laws and regulations could also result in substantial fines or penalties against us or orders that could limit our operations and have a material adverse effect on our business or results of operations.

Product liability claims and litigation could adversely affect our business and results of operations.

Product liability is a significant commercial risk. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers based upon claims for injuries caused by the use of various products.

Along with other refiners, manufacturers and sellers of gasoline, we are a defendant in numerous lawsuits which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, are seeking compensatory damages (and in some cases injunctive relief, punitive damages and attorneys’ fees) for claims relating to the alleged manufacture and distribution of a defective product (MTBE-containing gasoline) that contaminates groundwater, and general allegations of product liability, nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. There has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to us. There can be no assurance that these or other product liability claims against us would not have a material adverse effect on our business or results of operations.

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

Our business is subject to hazards and risks inherent in refining operations, chemical manufacturing and cokemaking and coal mining operations and the transportation and storage of crude oil, refined products and chemicals. These risks include explosions, fires, spills, adverse weather, natural disasters, mechanical failures, security breaches at our facilities, labor disputes and maritime accidents, any of which could result in loss of life or equipment, business interruptions, environmental pollution, personal injury and damage to our property and that of others. In addition, certain of our facilities provide or share necessary resources, materials or utilities, rely on common resources or utilities for their supply, distribution or materials or are located in close proximity to other of our facilities. As a result, an event, such as the closure of a transportation route, could adversely affect more than one facility. Our refineries, chemical plants, cokemaking and coal mining facilities, pipelines and storage facilities also may be potential targets for terrorist attacks.

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

From time to time, our short-term cash needs may exceed our internally generated cash flow, and our business could be materially and adversely affected if we are unable to obtain the necessary funds from financing activities.

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

Sunoco Logistics Partners L.P., the master limited partnership in which we hold a 43 percent interest, has a credit facility that contains similar covenants. Increased borrowings by this subsidiary will raise the level of our total consolidated net indebtedness, and could restrict our ability to borrow money or otherwise incur additional debt.

If we do not comply with the covenants and other terms and provisions of our credit facilities, we will be required to request a waiver under, or an amendment to, those facilities. If we cannot obtain such a waiver or amendment, or if we fail to comply with the covenants and other terms and provisions of our indentures, we would be in default under our debt instruments which could trigger a default under Sunoco Logistics Partners L.P.’s debt facilities as well. Likewise, a default by Sunoco Logistics Partners L.P. on its debt could cause a default under our debt instruments. Any defaults may cause the indebtedness under the facilities to become immediately due and payable, which could have a material adverse effect on our financial position.

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

We have substantial benefit obligations in connection with our noncontributory defined benefit pension plans that provide retirement benefits for about one-half of our employees. We have made contributions to the plans each year over the past several years to improve their funded status, and we expect to make additional contributions to the plans in the future as well. Future adverse changes in the financial markets, or decreases in interest rates, could result in significant charges to shareholders’ equity and additional significant increases in future pension expense and funding requirements. We also have substantial benefit obligations in connection with our postretirement health care plans that provide health care benefits for substantially all of our retirees. These plans are unfunded and the costs are shared by us and our retirees. To the extent that we have to fund our pension and postretirement health care obligations with cash from operations, we may be at a disadvantage to some of our competitors who do not have the same level of retiree obligations that we have.

The financial performance of our coke business is dependent upon customers in the steel industry whose failure to perform under their contracts with us could adversely affect our coke business.

Substantially all of our domestic coke sales are currently made under long-term contracts with ArcelorMittal Steel USA, Inc., a subsidiary of ArcelorMittal. In addition, our technology and operating fees, as well as preferred dividends pertaining to our Brazilian operations, are payable under long-term contracts with a project company in which two Brazilian subsidiaries of ArcelorMittal are the major shareholders. Increasing competition in the global steel industry, higher raw material costs or an economic slowdown could have an adverse impact on the steel industry. In the event of nonperformance by our current or future steelmaking customers, our results of operations and cash flows may be adversely affected.

A portion of our workforce is unionized, and we may face labor disruptions that could materially and adversely affect our operations.

Approximately 20 percent of our employees are covered by many collective bargaining agreements. The contracts for all of the hourly workers at our Marcus Hook, Philadelphia and Toledo refineries, as well as many industry-wide, expire in the first quarter of 2009, while other contracts have various other terms and dates of expiration. We cannot assure you that we will not experience a work stoppage in the future as a result of labor disagreements. A labor disturbance at any of our major facilities could have a material adverse effect on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In September 2005, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received a Finding of Violation (“FOV”) from the U.S. Environmental Protection Agency (“EPA”), Region 5, that alleged violations of certain requirements of the Clean Air Act (New Source Performance Standards, Hazardous Organic National Emission Standards for Air Pollutants and Equipment Leak Detection and Repair Regulations) as a result of an inspection at Sunoco’s Haverhill, Ohio chemical facility. In November 2007, EPA presented a draft Consent Order to Sunoco, and proposed a penalty in excess of $100 thousand.

In August 2007, Sunoco, Inc. (R&M) received a proposed Consent Agreement and Order from the Pennsylvania Department of Environmental Protection (“PADEP”) for remediation at a former disposal site associated with its Marcus Hook refinery. Waste from the Marcus Hook refinery was disposed at the site prior to 1972. The site has been subject to ongoing remediation efforts to control migration of contaminated groundwater and surface water. PADEP is seeking a penalty in excess of $100 thousand for alleged past violations of water quality standards and for stipulated penalties based on yet-to-be-determined factors. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.)

In September 2007, Sunoco, Inc. (R&M) received a proposed penalty in excess of $100 thousand from the New Jersey Department of Environmental Protection (“NJDEP”) for reported deviations of the Eagle Point refinery, including permit exceedances, monitoring deficiencies and equipment maintenance issues. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.)

In June 2007, Sunoco, Inc. (R&M) received an Administrative Order of Revocation and Notice of Civil Administrative Penalty Assessment in excess of $100 thousand from NJDEP for alleged violation of certain provisions of the New Jersey Air Pollution Control Act and related regulations as a result of failed stack tests. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.)

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

In December 2004, Sunoco, Inc. (R&M) received an FOV from EPA, Region 3, that alleged violations of certain requirements of the Clean Air Act and permits at Sunoco’s Frankford chemical facility. Sunoco responded to the FOV by providing information to the EPA with respect to the alleged violation. In January 2007, the EPA proposed a penalty in excess of $100 thousand. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.)

In addition, Sunoco Logistics Partners L.P., the master limited partnership in which Sunoco has a 43 percent ownership interest, is a party in the following administrative proceedings:

In January 2007, the Pipeline Hazardous Materials Safety Administration (“PHMSA”) sent a notice of violation and proposed civil penalties totaling $200 thousand to Sunoco Pipeline L.P., a subsidiary of Sunoco Logistics Partners L.P., based on alleged violations of various pipeline safety requirements relating to meter facilities in Sunoco Pipeline L.P.’s western pipeline system. Sunoco Pipeline L.P. is currently in discussions with the PHMSA to resolve this issue.

In November 2007, Sunoco Logistics Partners L.P. received notice of administrative fines from the Delaware County Regional Water Control Authority (“DELCORA”) totaling $326 thousand relating to alleged non-compliance with monthly average arsenic limits. Sunoco Logistics Partners L.P. is currently in discussions with DELCORA to resolve this matter.

MTBE Litigation

Sunoco, along with other refiners, and manufacturers and sellers of gasoline are defendants in approximately 77 lawsuits in 18 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs are seeking to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

The majority of MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358) (“MDL Litigation”). Discovery is proceeding in four focus cases. Sunoco is a defendant in three of those cases. In one of the four cases, the Suffolk County Water Authority case, the court has set a trial date in September 2008. In addition, several private well owner cases are moving forward. Sunoco is a defendant in two of those cases. The Second Circuit Court of Appeals (“Second Circuit”) recently rendered a decision in two MTBE cases that are part of the MDL Litigation in which it held that there was no federal jurisdiction for the removal of these cases to federal court and consequently ordered that the cases be remanded back to the state courts from which they originated. The parties and the judge in the MDL Litigation are evaluating the impact of the Second Circuit’s decision on the remaining cases that are part of the MDL Litigation and a number of additional cases have been remanded back to state court.

In December 2007, Sunoco, along with other refiners, entered into a settlement in principle pertaining to certain MTBE cases. This settlement will cover 53 of the 77 cases referred to above, including the Suffolk County Water Authority case. The settlement for these cases will require a cash payment by the group of settling refiner defendants of approximately $424 million (which includes attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. Under the settlement, Sunoco was assigned an allocation percentage and will be required to make a cash payment of approximately $28 million. In addition to the cash payment, Sunoco will participate on the same basis in any costs of future treatment of existing wells. In connection with the settlement, the Company established a $17 million after-tax accrual in 2007. Sunoco is in discussion with certain of its insurance carriers with respect to potential coverage for this settlement.

The MDL Litigation includes, among others, the following cases:

County of Suffolk and Suffolk County Water Authority v. Sunoco, et al. (Supreme Court of the State of New York, County of Suffolk), was filed in May 2002.*

County of Nassau v. Sunoco, et al. (Supreme Court of the State of New York, County of New York), was filed in November 2003.*

Long Island Water Corporation v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was filed in October 2003.*

Water Authority of Great Neck North v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was filed in November 2003.*

*	Denotes cases that are subject to the settlement in principle discussed above.

Water Authority of Western Nassau County v. Sunoco, et al. (Supreme Court of the State of New York, County of New York), was filed in October 2003.*

Port Washington, NY, et al. v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was filed in November 2003.*

Incorporated Village of Sands Point v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was filed in November 2003.*

Hicksville Water District v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was filed in January 2004.*

Roslyn Water District v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was filed in February 2004.*

Franklin Square Water District v. Sunoco, et al. (Supreme Court of the State of New York, County of Nassau), was filed in November 2003.*

Town of Wappinger v. Sunoco, et al. (Supreme Court of the State of New York, County of Duchess), was filed in February 2004.*

United Water New York, Inc. v. Sunoco, et al. (Supreme Court of the State of New York, County of Rockland), was filed in November 2003.*

Village of Pawling v. Sunoco, et al. (Supreme Court of the State of New York, County of Duchess), was filed in November 2003.*

Town of Duxbury, et al. v. Sunoco, et al. (U.S. District Court, District of Massachusetts, E. D.), was filed in September 2003.*

Escambia County Utilities Authority v. Sunoco, et al. (Florida Circuit Court for Escambia County), was filed in November 2003.*

City of Glen Cove Water District v. Sunoco, et al. (U.S. District Court, Southern District of New York), was filed in March 2007.

Town of Huntington/Dix Hills Water District v. Sunoco, et al. (U.S. District Court, Southern District of New York), was filed in March 2007.

Albertson Water District v. Sunoco, et al. (U.S. District Court, Southern District of New York), was filed in March 2007.

City of Greenlawn Water District v. Sunoco, et al. (U.S. District Court, Southern District of New York), was filed in March 2007.

City of Tampa Bay Water Authority v. Sunoco, et al. (U.S. District Court, Middle District of Florida), was filed in March 2007.

City of Inverness Water District v. Sunoco, et al. (U.S. District Court, Middle District of Florida), was filed in March 2007.

Homosassa Water District v. Sunoco, et al. (U.S. District Court, Middle District of Florida), was filed in March 2007.

The City of Crystal River v. Sunoco, et al. (U.S. District Court, Middle District of Florida), was filed in March 2007.

*	Denotes cases that are subject to the settlement in principle discussed above.

The following cases were brought by private well owners and contain similar allegations and remain in state court:

Armstrong, et al. v. Sunoco, et al. (Supreme Court of the State of New York, County of Orange), was filed in June 2003.

Abrevaya, et al. v. Sunoco, et al. (Supreme Court of the State of New York, County of Orange), was filed in October 2003.

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at December 31, 2007 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Other Litigation

In November 2006, a jury entered a verdict in an action brought by the State of New York (State of New York v. LVF Realty, et al.) seeking to recover approximately $57 thousand in investigation costs incurred by the state at a service station located in Inwood, NY, plus interest and penalties. Sunoco owned the property from the 1940s until 1985 and supplied gasoline to the station until 2003. Sunoco denied that it was responsible for the contamination. The jury found Sunoco responsible for 80 percent of the state’s costs plus interest and assessed a penalty against Sunoco of $6 million. In June 2007, the trial court judge in this case denied Sunoco’s post-trial motion requesting that the $6 million penalty verdict be set aside. Sunoco intends to continue to aggressively challenge the verdict and has filed a notice of appeal. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.)

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at December 31, 2007.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of Sunoco, Inc.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years
Terence P. Delaney, 52 Vice President, Investor Relations and Planning	Mr. Delaney was elected to his present position in January 2003. He was Director, Investor Relations and Strategic Planning from April 2000 to January 2003.

Michael H.R. Dingus, 59 Senior Vice President, Sunoco, Inc., and President, SunCoke Energy, Inc.	Mr. Dingus was elected Senior Vice President, Sunoco, Inc. in January 2002. He has also been President, SunCoke Energy, Inc. (formerly, Sun Coke Company) since June 1996.

John G. Drosdick, 64 Chairman, Chief Executive Officer and President, Sunoco, Inc., and Chairman of the Board of Directors, Sunoco Partners LLC	Mr. Drosdick was elected Chairman and Chief Executive Officer of Sunoco, Inc. in May 2000. He has been a Director and President of Sunoco, Inc. since December 1996. He was also Chief Operating Officer of Sunoco, Inc. from December 1996 to May 2000. Mr. Drosdick has been Chairman of the Board of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., since October 2001.

Bruce G. Fischer, 52 Senior Vice President, Sunoco Chemicals	Mr. Fischer was elected to his present position in January 2002.

Michael J. Hennigan, 48 Senior Vice President, Supply, Trading, Sales and Transportation	Mr. Hennigan was elected to his present position in February 2006. He was Vice President, Product Trading, Sales and Supply from March 2001 to February 2006.

Thomas W. Hofmann, 56 Senior Vice President and Chief Financial Officer	Mr. Hofmann was elected to his present position in January 2002.

Vincent J. Kelley, 48 Senior Vice President, Refining	Mr. Kelley was elected to his present position in February 2006. He was Vice President, Northeast Refining from March 2001 to February 2006.

Joseph P. Krott, 44 Comptroller	Mr. Krott was elected to his present position in July 1998.

Michael S. Kuritzkes, 47 Senior Vice President and General Counsel	Mr. Kuritzkes was elected to his present position in January 2003. He was Vice President and General Counsel from May 2000 to January 2003.

Paul A. Mulholland, 55 Treasurer	Mr. Mulholland was elected to his present position in April 2000.

Rolf D. Naku, 57 Senior Vice President, Human Resources and Public Affairs	Mr. Naku was elected to his present position in January 2003. He was Vice President, Human Resources and Public Affairs from May 2000 to January 2003.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years
Robert W. Owens, 54 Senior Vice President, Marketing	Mr. Owens was elected to his present position in September 2001.

Charles K. Valutas, 57 Senior Vice President and Chief Administrative Officer	Mr. Valutas was elected to his present position in May 2000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides a summary of all repurchases by the Company of its common stock during the three-month period ended December 31, 2007:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
October 1, 2007 to October 31, 2007	—	$—	—	$649
November 1, 2007 to November 30, 2007	—	$—	—	$649
December 1, 2007 to December 31, 2007	8	$67.10	—	$649

Total	8	$67.10	—

*	All of the shares repurchased during the three-month period ended December 31, 2007 were purchased from employees. These shares were acquired in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	On September 7, 2006, the Company’s Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

The other information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 71 of the Company’s 2007 Annual Report to Shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

The information required by this Item is incorporated herein by reference to the Selected Financial Data on page 70 of the Company’s 2007 Annual Report to Shareholders.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this Item is incorporated herein by reference to pages 7-37 of the Company’s 2007 Annual Report to Shareholders.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to the Quantitative and Qualitative Disclosures about Market Risk on pages 30-31 of the Company’s 2007 Annual Report to Shareholders.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following information in the Company’s 2007 Annual Report to Shareholders is incorporated herein by reference: the Report of Independent Registered Public Accounting Firm on Financial Statements on page 40; the Consolidated Financial Statements on pages 41-44; the Notes to Consolidated Financial Statements on pages 45-68; and the Quarterly Financial and Stock Market Information on page 71. The Stock Performance Graph on page 72 is specifically excluded from incorporation by reference herein.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of such controls. Management’s Report on Internal Control Over Financial Reporting in the Company’s 2007 Annual Report to Shareholders on page 38 and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting in the Company’s 2007 Annual Report to Shareholders on page 39 are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information on directors required by Item 401 of Regulation S-K appearing under the heading “Nominees for the Board of Directors” and the section entitled “Board and Committees,” under the heading “Governance of the Company;” the information required by Item 405 of Regulation S-K appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and the information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K appearing in the sections “Board and Committees” and “Audit Committee Financial Expert” under the heading “Governance of the Company,” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2007, are incorporated herein by reference.

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

Sunoco’s Corporate Governance Guidelines and the Charters of its Audit, Compensation, Corporate Responsibility, Executive and Governance Committees are available on its website (www.SunocoInc.com), and are also available in printed form upon request.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2007,” “Outstanding Equity Awards at Fiscal Year-End 2007,” “Option Exercises and Stock Vested in 2007,” “Pension Benefits,” “Nonqualified Deferred Compensation in 2007,” and “Other Potential Post-Employment Payments,” and appearing under the heading “Directors’ Compensation;” and the information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2007, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K appearing in the answer to Question 15 under the heading “Questions and Answers,” and appearing under the heading “Directors’ and Officers’ Ownership of Sunoco Stock” in the Company’s Proxy Statement, and the information required by Item 201(d) of Regulation S-K appearing in the section entitled “Equity Compensation Plan Information” under the heading “Governance of the Company” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2007, are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K appearing in the section entitled “Certain Relationships and Related Transactions” and the information required by Item 407(a) of Regulation S-K appearing in the section “Director Independence” under the heading “Other Governance Matters” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2007, are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A appearing in the section entitled “Item 3. Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year 2008” under the heading “Proposals on Which You May Vote” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2007, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

The information appearing in the Company’s 2007 Annual Report to Shareholders as described in Item 8 (excluding the Stock Performance Graph) is incorporated herein by reference.

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

3.(ii)	—Sunoco, Inc. Bylaws, as amended and restated as of February 7, 2008.

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

10.1*	—Sunoco, Inc. Long-Term Performance Enhancement Plan, as amended and restated effective November 1, 2007.

10.2*	—Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated effective November 1, 2007.

10.3*	—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.4*	—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.5*	—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.6*	—Form of Stock Option Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.7*	—Sunoco, Inc. Directors’ Deferred Compensation Plan I, as amended and restated effective November 1, 2007.

10.8*	—Sunoco, Inc. Directors’ Deferred Compensation Plan II, as amended and restated effective November 1, 2007.

10.9*	—Sunoco, Inc. Deferred Compensation Plan, as amended and restated effective November 1, 2007.

10.10*	—Sunoco, Inc. Pension Restoration Plan, as amended and restated effective November 1, 2007.

10.11*	—Sunoco, Inc. Savings Restoration Plan, as amended and restated effective November 1, 2007.

10.12*	—Sunoco, Inc. Executive Incentive Plan, as amended and restated effective November 1, 2007.

10.13*	—Sunoco, Inc. Executive Retirement Plan, as amended and restated effective November 1, 2007.

10.14*	—Sunoco, Inc. Special Executive Severance Plan, as amended and restated effective November 1, 2007.

10.15*	—Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated effective November 1, 2007.

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

10.18*	—The Amended Schedule to the Form of Amended and Restated Indemnification Agreement.

10.19*	—Form of Amendment to Amended and Restated Indemnification Agreement.

10.20*

—Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of December 23, 2002 (incorporated by reference to Exhibit 10.15 of the Company’s 2004 Form 10-K filed on March 4, 2005, File No. 1-6841).

10.21*

—Amended Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed November 2, 2006, File No. 1-6841).

10.22	*

—Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of December 23, 2002 (incorporated by reference to Exhibit 10.16 of the Company’s 2004 Form 10-K filed March 4, 2005, File No. 1-6841).

10.23	*	—Amended Schedule 2.1 to the Deferred Compensation and Benefits Trust Agreement (incorporated by reference to Exhibit 10.18 of the Company’s 2005 Form 10-K filed March 3, 2006, File No. 1-6841).

10.24	*	—Sunoco, Inc. Director Compensation Summary Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 8, 2006, File No. 1-6841).

10.25	*	—Sunoco, Inc. Executive Compensation Summary Sheet.

10.26

—Amendment and Restatement Agreement, dated as of July 25, 2007, in respect of the Amended and Restated Five-Year Competitive Advance and Revolving Credit Facility Agreement dated as of June 30, 2006, among Sunoco, Inc., as Borrower; the lenders party thereto; and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed August 2, 2007, File No. 1-6841).

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

10.28

—Amendment No. 2008-1 to Omnibus Agreement, dated as of February 24, 2008, and effective January 1, 2008, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware LLC, Atlantic Petroleum Corporation, Sun Pipe Line Company, Sun Pipe Line Delaware (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC.

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

12		—Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 2007.

13		—Sunoco, Inc. 2007 Annual Report to Shareholders Financial Section.

14		—Sunoco, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s 2005 Form 10-K filed March 3, 2006, File No. 1-6841).

21		—Subsidiaries of Sunoco, Inc.

23	—Consent of Independent Registered Public Accounting Firm.

24.1	—Power of Attorney executed by certain officers and directors of Sunoco, Inc.

24.2	—Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

31.1	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
Thomas W. Hofmann
Senior Vice President and Chief Financial Officer

Date February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 26, 2008:

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
Thomas W. Hofmann Individually and as Attorney-in-Fact

SUNOCO, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(Millions of Dollars)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged To Other Accounts	Deductions	Balance at End of Period
For the year ended December 31, 2007:
Deducted from asset in balance sheet—allowance for doubtful accounts and notes receivable	$2	$1	$—	$1	$2

For the year ended December 31, 2006:
Deducted from asset in balance sheet—allowance for doubtful accounts and notes receivable	$3	$1	$—	$2	$2

For the year ended December 31, 2005:
Deducted from asset in balance sheet—allowance for doubtful accounts and notes receivable	$2	$3	$—	$2	$3