Form 10-Q
period 2008-03-31
SUNOCO INC
filed 2008-05-01
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

At March 31, 2008, there were 116,854,463 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended March 31
	2008	2007
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$12,796	$9,135
Interest income	9	5
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	151
Other income, net (Note 2)	8	14

	12,813	9,305

COSTS AND EXPENSES
Cost of products sold and operating expenses	11,935	7,988
Consumer excise taxes	590	641
Selling, general and administrative expenses (Note 2)	198	221
Depreciation, depletion and amortization	128	115
Payroll, property and other taxes	42	37
Interest cost and debt expense	28	35
Interest capitalized	(9)	(9)

	12,912	9,028

Income (loss) before income tax expense (benefit)	(99)	277
Income tax expense (benefit)	(40)	102

NET INCOME (LOSS)	$(59)	$175

Net income (loss) per share of common stock:
Basic	$(.50)	$1.44
Diluted	$(.50)	$1.44
Weighted-average number of shares outstanding (Notes 3 and 6):
Basic	117.2	121.4
Diluted	117.2	121.7
Cash dividends paid per share of common stock (Note 6)	$.275	$.25

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At March 31 2008	At December 31 2007
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$347	$648
Accounts and notes receivable, net	3,406	2,710
Inventories:
Crude oil	378	341
Petroleum and chemical products	542	647
Materials, supplies and other	162	162
Deferred income taxes	132	130

Total Current Assets	4,967	4,638
Investments and long-term receivables	173	175
Properties, plants and equipment	11,669	11,466
Less accumulated depreciation, depletion and amortization	4,500	4,427

Properties, plants and equipment, net	7,169	7,039
Deferred charges and other assets	529	574

Total Assets	$12,838	$12,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,519	$4,812
Accrued liabilities (Note 4)	606	631
Current portion of long-term debt	3	4
Taxes payable	88	193

Total Current Liabilities	6,216	5,640
Long-term debt	1,683	1,724
Retirement benefit liabilities (Note 5)	526	525
Deferred income taxes	1,084	1,027
Other deferred credits and liabilities (Note 4)	533	538
Commitments and contingent liabilities (Note 4)
Minority interests (Note 2)	429	439
Shareholders’ equity (Note 6)	2,367	2,533

Total Liabilities and Shareholders’ Equity	$12,838	$12,426

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Three Months Ended March 31
	2008	2007
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(59)	$175
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	(151)
Depreciation, depletion and amortization	128	115
Deferred income tax expense	49	92
Payments less than expense for retirement plans	8	11
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(696)	(46)
Inventories	68	238
Accounts payable and accrued liabilities	662	(177)
Taxes payable	(105)	(37)
Other	14	17

Net cash provided by operating activities	69	237

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(257)	(332)
Proceeds from divestments	3	6
Other	40	(3)

Net cash used in investing activities	(214)	(329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	—	55
Net proceeds from issuance of long-term debt	5	48
Repayments of long-term debt	(47)	(4)
Cash distributions to investors in cokemaking operations	(17)	(7)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(14)	(13)
Cash dividend payments	(32)	(30)
Purchases of common stock for treasury	(49)	—
Proceeds from issuance of common stock under management incentive plans	—	4
Other	(2)	(2)

Net cash provided by (used in) financing activities	(156)	51

Net decrease in cash and cash equivalents	(301)	(41)
Cash and cash equivalents at beginning of period	648	263

Cash and cash equivalents at end of period	$347	$222

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain related to Sunoco Logistics Partners L.P.’s prior issuance of limited partnership units (Note 2). Results for the three months ended March 31, 2008 are not necessarily indicative of results for the full-year 2008.

2.	Minority Interests.

Cokemaking Operations

Sunoco received a total of $415 million in exchange for interests in its Indiana Harbor cokemaking operations in two separate transactions in 1998 and 2002. Sunoco did not recognize any gain as of the dates of these transactions because the third-party investors were entitled to a preferential return on their respective investments. The returns of the investors were equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continued until the fourth quarter of 2007 at which time the investor entitled to the preferential return recovered its investment and achieved a cumulative annual after-tax return of approximately 10 percent. After payment of the preferential return, the investors are now entitled to a minority interest in the related net income amounting to 34 percent which declines to 10 percent by 2038.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	Three Months Ended March 31
	2008	2007
Balance at beginning of year	$83	$102
Nonconventional fuel credit and other tax benefits	—	(10)
Preferential return	—	6
Minority interest share of income	4	—
Cash distributions to third-party investors	(17)	(7)

Balance at end of period	$70	$91

The nonconventional fuel credit and other tax benefits that were allocated to third-party investors prior to the completion of the preferential return period were included as income in the Coke segment, while the investors’ preferential return was recorded as expense in the Corporate and Other segment. The net of these two amounts represented a noncash change in minority interests in cokemaking operations, which was recognized in other income, net, in the condensed consolidated statements of operations. Upon completion of the preferential return period, the third-party investor’s share of net income generated by the Company’s cokemaking operations is recorded as a noncash increase in minority interest expense in the Coke segment and is included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The Company indemnifies third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes the possibility is remote that it will be required to do so, at March 31, 2008, the maximum potential payment under these tax indemnifications would have been approximately $270 million.

Logistics Operations

Sunoco’s interest in Sunoco Logistics Partners L.P. (the “Partnership”), including its 2 percent general partnership interest, is 43 percent. Sunoco’s general partnership interest also includes incentive distribution rights which provide Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. The accounts of the Partnership are included in Sunoco’s condensed consolidated financial statements.

The Partnership’s prior issuance of common units to the public resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. Prior to the conversion of Sunoco’s remaining subordinated units to common units in February 2007, the resultant gain to Sunoco on the prior issuance of common units to the public had been deferred as a component of minority interest in the Company’s condensed consolidated balance sheets as the common units issued did not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. The deferred gain, which amounted to $151 million ($90 million after tax), was recognized in income in the first quarter of 2007 when Sunoco’s remaining subordinated units converted to common units at which time the common units became residual interests.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	Three Months Ended March 31
	2008	2007
Balance at beginning of year	$356	$503
Gain recognized in income related to prior issuance of the Partnership’s limited partnership units	—	(151)
Minority interest share of income*	17	10
Cash distributions to third-party investors**	(14)	(13)

Balance at end of period	$359	$349

*	Included in selling, general and administrative expenses in the condensed consolidated statements of operations.

**	During 2007 and the first three months of 2008, the Partnership increased its quarterly cash distribution per unit from $.8125 to $.895.

3.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Three Months Ended March 31
	2008*	2007
Weighted-average number of common shares outstanding - basic	117.2	121.4
Add effect of dilutive stock incentive awards	—	.3

Weighted-average number of shares - diluted	117.2	121.7

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

4.	Commitments and Contingent Liabilities.

Commitments

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At March 31 2008	At December 31 2007
Accrued liabilities	$36	$39
Other deferred credits and liabilities	84	83

	$120	$122

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2007	$34	$69	$3	$12	$2	$1	$121
Accruals	—	5	—	1	1	—	7
Payments	(3)	(4)	—	(1)	—	—	(8)

Balance at March 31, 2007	$31	$70	$3	$12	$3	$1	$120

Balance at January 1, 2008	$35	$67	$4	$12	$3	$1	$122
Accruals	2	4	—	—	1	—	7
Payments	(3)	(5)	—	—	(1)	—	(9)

Balance at March 31, 2008	$34	$66	$4	$12	$3	$1	$120

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At March 31, 2008, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $105 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of March 31, 2008, Sunoco had been named as a PRP at 34 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $8 million at March 31, 2008. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $14 million at March 31, 2008 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

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

In connection with the phase-in of these off-road diesel fuel rules, Sunoco intends to commence an approximately $400 million capital project at the Tulsa refinery, which includes a new 24 thousand barrels-per-day hydrotreating unit, sulfur recovery unit and tail gas treater. The project is scheduled for completion in mid-2010 and is designed to enable the production of diesel fuel that meets existing specifications and result in increased feedstock flexibility and an upgraded product slate. Most of the capital for the project is expected to be spent in 2009. In December 2007, Sunoco also announced that it is considering the potential sale of this facility.

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated in 2004 by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which requires them to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. If a region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if a region cannot submit an approvable State Implementation Plan (“SIP”), there could be other negative consequences. In December 2006, the District of Columbia Circuit Court of Appeals overturned the EPA’s ozone attainment plan, including revocation of Clean Air Act Section 185(a) fee provisions. Sunoco will likely be subject to non-attainment fees in Houston, but any additional costs are not expected to be material. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is within one of these attainment areas. In September 2006, the EPA issued a final rule tightening the standard for fine particles. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement the 1997 fine particle matter (PM 2.5) standards. States had until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. However, the March 2007 rule does not address attainment of the September 2006 standard. In March 2008, the EPA promulgated a new, more stringent ozone standard. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

Through the operation of its refineries, chemical plants, marketing facilities and coke plants, Sunoco’s operations emit greenhouse gases (“GHG”), including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. These include federal and state actions to develop programs for the reduction of GHG emissions. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

Under a law that was enacted in August 2005, a renewable fuels mandate for ethanol use in gasoline was established (immediately in California and on May 5, 2006 for the rest of the nation). Although the act did not ban MTBE, during the second quarter of 2006, Sunoco discontinued the use of MTBE and increased its use of ethanol in gasoline. This change by Sunoco and other refiners in the industry has price and supply implications in the marketplace. In December 2007, another law was enacted which increases automobile mileage standards nearly 40 percent to 35 miles per gallon by 2020 and increases the renewable fuels mandate to 36 billion gallons per year by 2022. Any additional federal and state legislation could also have a significant impact on market conditions and the profitability of Sunoco and the industry in general.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline are defendants in approximately 78 lawsuits in 18 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs are seeking to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

The majority of MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358) (“MDL Litigation”). Discovery is proceeding in four focus cases. Sunoco is a defendant in three of those cases. In one of the four focus cases, the Suffolk County Water Authority case, the court has set a trial date in September 2008. In addition, four private well owner cases in which Sunoco is a defendant are moving forward. Two of the cases, which are part of the MDL Litigation, could go to trial in the latter part of 2008. The other two cases are pending in state court. The Second Circuit Court of Appeals (“Second Circuit”) recently rendered a decision in two MTBE cases that are part of the MDL Litigation in which it held that there was no federal jurisdiction for the removal of these cases to federal court and consequently, ordered that the cases be remanded back to the state courts from which they originated. The parties and the judge in the MDL Litigation evaluated the impact of the Second Circuit’s decision on the remaining cases that are part of the MDL Litigation and a number of additional cases were remanded back to the state court.

In December 2007, Sunoco, along with other refiners, entered into a settlement in principle pertaining to certain MTBE cases. This settlement will cover 53 of the cases referred to above, including the Suffolk County Water Authority case. The settlement for these cases will require a cash payment by the group of settling refiner defendants of approximately $422 million (which includes attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. Under the settlement, Sunoco was assigned an allocation percentage and will be required to make a cash payment of approximately $28 million. In addition to the cash payment, Sunoco will participate on the same basis in any costs of future treatment of existing wells. Sunoco is attempting to recover the amount it is required to pay in settlement from its insurance carriers. In connection with the settlement, the Company established a $17 million after-tax accrual in the fourth quarter of 2007.

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at March 31, 2008 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2008. Furthermore, management does not believe that the overall costs for environmental remediation activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

5.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended March 31		Three Months Ended March 31
	2008	2007	2008	2007
Service cost (cost of benefits earned during the year)	$12	$13	$2	$2
Interest cost on benefit obligations	20	21	6	6
Expected return on plan assets	(26)	(24)	—	—
Amortization of:
Prior service cost (benefit)	1	—	—	(1)
Actuarial losses	3	8	1	1

Total expense	$10	$18	$9	$8

6.	Shareholders’ Equity.

	At March 31 2008	At December 31 2007
	(Millions of Dollars)
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,664	1,662
Retained earnings	5,246	5,372
Accumulated other comprehensive loss	(184)	(193)
Common stock held in treasury, at cost	(4,640)	(4,589)

Total	$2,367	$2,533

During the first three months of 2008, the Company repurchased 782 thousand shares of its common stock for $49 million. At March 31, 2008, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock from time to time depending on prevailing market conditions and available cash.

The Company increased the quarterly cash dividend paid on common stock from $.25 per share ($1.00 per year) to $.275 per share ($1.10 per year) beginning with the second quarter of 2007 and then to $.30 per share ($1.20 per year) beginning with the second quarter of 2008. The estimated $35 million dividend for the second quarter of 2008 has been reflected as a reduction in retained earnings at March 31, 2008.

7.	Comprehensive Income (Loss).

The following table sets forth Sunoco’s comprehensive income (loss) (in millions of dollars):

	Three Months Ended March 31
	2008	2007
Net income (loss)	$(59)	$175
Other comprehensive income (loss), net of related income taxes:
Reclassifications to earnings of:
Actuarial loss amortization	3	5
Prior service cost amortization	—	—
Net hedging gains (losses)	3	(23)
Reclassifications of net hedging (gains) losses to earnings	5	(5)
Unrealized gain (loss) on available- for-sale securities	(2)	1

Comprehensive income (loss)	$(50)	$153

Sunoco uses derivative instruments to hedge a variety of commodity price risks. Beginning in the second quarter of 2006, Sunoco increased its use of ethanol as an oxygenate component in gasoline in response to the new renewable fuels mandate for ethanol and the discontinuance of the use of MTBE as a gasoline blending component. Since then, most of the ethanol purchased by Sunoco was through normal fixed-price purchase contracts. To reduce the margin risk created by these fixed-price contracts, the Company entered into derivative contracts to sell gasoline at a fixed price to hedge a similar volume of forecasted floating-price gasoline sales over the term of the ethanol contracts. In effect, these derivative contracts have locked in an acceptable differential between the gasoline price and the cost of the ethanol purchases for gasoline blending during this period.

As a result of increases in the price of gasoline, the fair value of the fixed-price gasoline contracts decreased $1 and $26 million ($1 and $16 million after tax) in the first three months of 2008 and 2007, respectively. As these derivative contracts have been designated as cash flow hedges, these decreases in fair value are not initially included in earnings but rather are reflected in the net hedging losses component of comprehensive income (loss) in the table above. The fair value of these contracts at the time the positions are closed is recognized in earnings when the hedged items are recognized in earnings, with Sunoco’s margin reflecting the differential between the gasoline sales prices hedged to a fixed price and the cost of fixed-price ethanol purchases. Net gains (losses) totaling $(10) and $19 million ($(6) and $12 million after tax) were reclassified to earnings in the first three months of 2008 and 2007, respectively, when these hedged items were recognized in earnings.

8.	Fair Value Measurements.

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements.

In accordance with SFAS No. 157, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Company utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by SFAS No. 157. The Company generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at March 31, 2008 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$317	$—	$—	$317
Available-for-sale securities (Note 7)	16	10		26
Derivative contract hedging gains (Note 7)	8	5	—	13

	$341	$15	$—	$356

Liabilities:
Derivative contract hedging losses (Note 7)	$7	$15	—	$22

	$7	$15	$—	$22

The Company is currently evaluating the impact on its financial statements of the remaining provisions of SFAS No. 157, which must be implemented effective January 1, 2009.

In addition, in February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), was issued and became effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value that were not previously required to be measured at fair value, with unrealized gains and losses on such items reported in earnings. The Company did not elect the use of fair value measurements for any additional items as of March 31, 2008.

9.	Business Segment Information.

The following tables set forth certain statement of operations information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income
Three Months Ended March 31, 2008	Unaffiliated Customers	Inter- segment	(Loss) (after tax)
Refining and Supply	$6,337	$3,299	$(123)
Retail Marketing	3,776	—	26
Chemicals	753	—	18
Logistics	1,758	634	15
Coke	172	3	25
Corporate and Other	—	—	(20	)*

Consolidated	$12,796		$(59)

Three Months Ended March 31, 2007
Refining and Supply	$4,267	$2,428	$76
Retail Marketing	3,041	—	7
Chemicals	611	—	9
Logistics	1,098	452	9
Coke	118	3	11
Corporate and Other	—	—	63	**

Consolidated	$9,135		$175

*	Consists of $17 million of after-tax corporate expenses and $3 million of after-tax net financing expenses and other.

**	Consists of $15 million of after-tax corporate expenses, $12 million of after-tax net financing expenses and other and a $90 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2).

10.	New Accounting Pronouncements.

In December 2007, Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), was issued. SFAS No. 141R retains the fundamental requirements of Statement of Financial Accounting Standards No. 141, “Business Combinations.” Under the new standard, the acquirer must recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree measured at their fair values as of the acquisition date. SFAS No. 141R also requires that contingent consideration be recognized at fair value on the acquisition date and that any acquisition-related costs be recognized separately from the acquisition and expensed as incurred.

In December 2007, Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), was issued. Among other things, SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish standards for the accounting and reporting of noncontrolling (minority) interests in consolidated financial statements. The new standard will require that minority interests be reported as a component of shareholders’ equity and that consolidated net income include amounts attributable to the minority interests with such amounts separately disclosed on the face of the statement of operations. SFAS No. 160 also will require that all changes in minority interests that do not result in a loss of control of the subsidiary be accounted for as equity transactions.

In March 2008, Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), was issued. SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 will require a more detailed discussion of how an entity uses derivative instruments and hedging activities and how such derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. Among other things, the expanded disclosures will also require presentation of the fair values of derivative instruments and their gains and losses in tabular format and enhanced liquidity disclosures, including discussion of credit-risk-related derivative features.

SFAS No. 141R, SFAS No. 160 and SFAS No. 161 must be implemented effective January 1, 2009. Sunoco is evaluating the impact of these new accounting principles on its financial statements.

11.	Subsequent Event.

On April 28, 2008, Sunoco Logistics Partners L.P. entered into definitive agreements with affiliates of Exxon Mobil Corporation to acquire a 472 mile refined products pipeline system, six refined products terminal facilities with a combined storage capacity of approximately 1.2 million barrels and certain other related assets located in Texas for approximately $200 million. The transactions, which are subject to necessary regulatory filings and approvals and satisfaction of certain other closing conditions, are expected to be completed in the third quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended March 31
	2008	2007	Variance
	(Millions of Dollars)
Refining and Supply	$(123)	$76	$(199)
Retail Marketing	26	7	19
Chemicals	18	9	9
Logistics	15	9	6
Coke	25	11	14
Corporate and Other:
Corporate expenses	(17)	(15)	(2)
Net financing expenses and other	(3)	(12)	9
Issuance of Sunoco Logistics Partners L.P. limited partnership units	—	90	(90)

Consolidated net income (loss)	$(59)	$175	$(234)

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended March 31, 2008, Sunoco had a net loss of $59 million, or $.50 per share of common stock on a diluted basis, compared to net income of $175 million, or $1.44 per share, in the first quarter of 2007.

The $234 million decrease in results in the first quarter of 2008 was primarily due to lower margins in Sunoco’s Refining and Supply business ($162 million), the absence of a gain recognized in 2007 related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units ($90 million), higher expenses ($31 million) and an unfavorable income tax consolidation adjustment in 2008 ($9 million). Partially offsetting these negative factors were higher average retail gasoline margins ($19 million), lower net financing expenses ($9 million) and higher income attributable to Sunoco’s Coke ($14 million), Chemicals ($9 million) and Logistics ($6 million) businesses.

Refining and Supply

	For the Three Months Ended March 31
	2008		2007
Income (loss) (millions of dollars)	$(123)		$76
Wholesale margin* (per barrel):
Total Refining and Supply	$3.43		$6.98
Northeast Refining	$3.50		$5.25
MidContinent Refining	$3.21		$11.42
Crude inputs as percent of crude unit rated capacity	85	%**	85%
Throughputs (thousands of barrels daily):
Crude oil	777.9		761.5
Other feedstocks	78.3		79.4

Total throughputs	856.2		840.9

Products manufactured (thousands of barrels daily):
Gasoline	393.5		401.4
Middle distillates	298.6		285.4
Residual fuel	56.3		61.1
Petrochemicals	32.8		34.4
Lubricants	12.2		12.9
Other	95.3		75.8

Total production	888.7		871.0
Less: Production used as fuel in refinery operations	40.4		39.7

Total production available for sale	848.3		831.3

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

**	Reflects the impact of a 10 thousand barrels-per-day increase in crude unit capacity in MidContinent Refining in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.

Refining and Supply had a loss of $123 million in the current quarter versus income of $76 million in the first quarter of 2007. The $199 million decrease in results was due to lower realized margins ($162 million) and higher expenses ($44 million), partially offset by higher production volumes ($5 million). The lower margins reflect the negative impact of much higher average crude oil costs and lower product demand than a year ago, especially for gasoline, while the higher expenses were largely the result of increased prices for purchased fuel. Production volumes increased in the first quarter of 2008 compared to the year-ago period, although planned and unplanned maintenance work reduced production by approximately 11 million barrels throughout the refining system versus the record level of production in the fourth quarter of 2007. Production in the first quarter of 2007 was negatively impacted by major turnaround and expansion work at the Philadelphia refinery as well as downtime at the Tulsa and Marcus Hook refineries.

Retail Marketing

	For the Three Months Ended March 31
	2008	2007
Income (millions of dollars)	$26	$7
Retail margin* (per barrel):
Gasoline	$4.68	$3.48
Middle distillates	$7.12	$6.84
Sales (thousands of barrels daily):
Gasoline	280.1	299.3
Middle distillates	37.7	46.9

	317.8	346.2

Retail gasoline outlets	4,682	4,683

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $26 million in the current quarter versus $7 million in the first quarter of 2007. The $19 million increase in earnings was primarily due to higher average retail gasoline margins ($19 million) and lower expenses ($6 million), partially offset by lower gasoline and distillate sales volumes ($7 million).

Chemicals

	For the Three Months Ended March 31
	2008		2007
Income (millions of dollars)	$18		$9
Margin* (cents per pound):
All products**	10.6	¢	10.5	¢
Phenol and related products	9.2	¢	8.8	¢
Polypropylene**	12.5	¢	12.7	¢
Sales (millions of pounds):
Phenol and related products	599		592
Polypropylene	569		548
Other	24		20

	1,192		1,160

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $18 million in the first quarter of 2008 versus $9 million in the first quarter of 2007. The $9 million increase in earnings was due primarily to lower expenses ($6 million) and higher sales volumes ($2 million). The lower expenses during the first quarter of 2008 were largely due to the transfer of cumene and propylene splitter assets to Refining and Supply, effective January 1, 2008. This asset transfer also reduced margins during the current quarter which was offset by higher realized margins on both phenol and polypropylene sales.

Logistics

Sunoco’s Logistics segment earned $15 million in the first quarter of 2008 versus $9 million in the first quarter of 2007. The $6 million increase was due to record results from Sunoco Logistics Partners L.P. which benefited from strong performance in its western pipeline system and terminalling operations.

Coke

Coke earned $25 million in the first quarter of 2008 versus $11 million in the first quarter of 2007. The $14 million increase in earnings was due primarily to increased price realizations from coal and coke production at Jewell, partially offset by lower tax benefits from cokemaking operations. Beginning in 2008, most of the coke production at the Jewell cokemaking operation and all of the coke production at the Indiana Harbor cokemaking operation are no longer eligible to generate nonconventional fuel tax credits.

In February 2007, SunCoke Energy entered into an agreement with two customers under which SunCoke Energy will build, own and operate a second 550 thousand tons-per-year cokemaking facility and associated cogeneration power plant at its Haverhill site. Construction of these facilities, which is estimated to cost approximately $250 million, is currently underway, and the facilities are expected to be operational in the second half of 2008. Expenditures through March 31, 2008 totaled approximately $192 million. In connection with this agreement, the customers agreed to purchase, over a 15-year period, a combined 550 thousand tons per year of coke from the cokemaking facility. In addition, the heat recovery steam generation associated with the cokemaking process will produce and supply steam to the 67 megawatt turbine, which will provide, on average, 46 megawatts of power into the regional power market.

In February 2008, SunCoke Energy entered into an agreement with U.S. Steel under which SunCoke Energy will build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to U.S. Steel’s steelmaking facility in Granite City, Illinois. Construction of this facility is expected to be completed in the fourth quarter of 2009 at a cost of approximately $300 million. In connection with this agreement, U.S. Steel has agreed to purchase, over a 15-year period, such coke production as well as the steam generated from the heat recovery cokemaking process at this facility.

In March 2008, SunCoke Energy entered into an agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, Ohio steelmaking facility. These facilities are expected to cost approximately $350 million and be capable of producing approximately 550 thousand tons of coke per year. In addition, the heat recovery steam generation associated with the cokemaking process will provide, on average, 46 megawatts of power into the regional power market. In connection with this agreement, which is contingent upon receipt of all necessary permits and available economic incentives, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities.

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

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $17 million after tax in the first quarter of 2008 versus $15 million after tax in the first quarter of 2007. The $2 million increase was primarily due to a $9 million unfavorable income tax consolidation adjustment, partially offset by lower accruals for performance-related incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $3 million after tax in the first quarter of 2008 versus $12 million after tax in the first quarter of 2007. The $9 million decrease was primarily due to lower interest expense ($3 million), higher interest income ($2 million) and the absence of expense attributable to the preferential return of third-party investors in Sunoco’s Indiana Harbor cokemaking operations ($3 million). The preferential return period related to Indiana Harbor ended in the fourth quarter of 2007 (see Note 2 to the condensed consolidated financial statements).

Issuance of Sunoco Logistics Partners L.P. Limited Partnership Units – During the first quarter of 2007, Sunoco recognized a $90 million after-tax gain related to the prior issuance of limited partnership units of the Partnership to the public. (See Note 2 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Operations

Revenues — Total revenues were $12.81 billion in the first quarter of 2008 compared to $9.31 billion in the first quarter of 2007. The 38 percent increase was primarily due to higher refined product prices and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses — Total pretax costs and expenses were $12.91 billion in the current three-month period compared to $9.03 billion in the first quarter of 2007. The 43 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting largely from price increases and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At March 31, 2008, Sunoco had cash and cash equivalents of $347 million compared to $648 million at December 31, 2007 and had a working capital deficit of $1,249 million compared to a working capital deficit of $1,002 million at December 31, 2007. The $301 million decrease in cash and cash equivalents was due to a $214 million net use of cash in investing activities and a $156 million net use of cash in financing activities, partially offset by $69 million of net cash provided by operating activities (“cash generation”). Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at March 31, 2008 by $4,418 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations.

Cash Flows from Operating Activities

In the first three months of 2008, Sunoco’s cash generation was $69 million compared to $237 million in the first three months of 2007. This $168 million decrease in cash generation was primarily due to lower operating results and an increase in working capital levels pertaining to operating activities.

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

The Company has a $1.3 billion revolving credit facility (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At March 31, 2008, the Company’s tangible net worth was $2.6 billion and its targeted tangible net worth was $1.7 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At March 31, 2008, this ratio was .33 to 1. At March 31, 2008, the Facility was being used to support $103 million of floating-rate notes due in 2034.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $50 and $91 million at March 31, 2008 and December 31, 2007, respectively. The facility contains a covenant requiring the Partnership to maintain a ratio of up to 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). At March 31, 2008, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.8 to 1.

In November 2007, the Partnership entered into two standby letters of credit totaling $130 million. The letters of credit, which are effective January 1, 2008, are required in connection with certain crude oil exchange contracts in which the Partnership is a party. The letters of credit are subject to commitment fees, which are not material.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At March 31 2008	At December 31 2007
Current portion of long-term debt	$3	$4
Long-term debt	1,683	1,724

Total debt*	$1,686	$1,728

*	Includes $474 and $515 million at March 31, 2008 and December 31, 2007, respectively, attributable to Sunoco Logistics Partners L.P.

Management believes there is sufficient borrowing capacity available to pursue strategic opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock or selling an additional portion of its Sunoco Logistics Partners L.P. interests, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Market value of investments at beginning of period	$1,315	$1,287
Increase (reduction) in market value of investments resulting from:
Net investment income (loss)	(87)	75
Company contributions	—	100
Plan benefit payments	(31)	(147)

	$1,197	$1,315

Management currently anticipates making up to $100 million of voluntary contributions to its funded defined benefit plans in 2008. Management believes that the pension plans can be funded over time without a significant impact on liquidity. Future changes in the financial markets and/or interest rates could result in additional significant increases or decreases to the accumulated other comprehensive loss component of shareholders’ equity and to future pension expense and funding requirements.

DIVIDENDS AND SHARE REPURCHASES

The Company increased the quarterly cash dividend paid on common stock from $.25 per share ($1.00 per year) to $.275 per share ($1.10 per year) beginning with the second quarter of 2007 and then to $.30 per share ($1.20 per year) beginning with the second quarter of 2008. The estimated $35 million dividend for the second quarter of 2008 has been reflected as a reduction in retained earnings at March 31, 2008.

During the first three months of 2008, the Company repurchased 782 thousand shares of its common stock for $49 million. At March 31, 2008, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” and Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which must be implemented effective January 1, 2009, see Note 10 to the condensed consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Some of the information included in this quarterly report on Form 10-Q contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although management believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

•	Changes in refining, marketing and chemical margins;

•	Changes in coal and coke prices;

•	Variation in petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Effects of transportation disruptions;

•	Changes in the price differentials between light-sweet and heavy-sour crude oils;

•	Changes in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities and on product supply and demand;

•	Age of, and changes in the reliability, efficiency and capacity of, the Company’s operating facilities or those of third parties;

•	Changes in the level of capital expenditures or operating expenses;

•

Effects of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of debt and equity financing;

•	Changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in tax laws or their interpretations, including pension funding requirements;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with, major customers, suppliers, dealers, distributors or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

There have been no material changes to the Company’s exposure to market risk since December 31, 2007.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

Sunoco Logistics Partners L.P., the master limited partnership in which Sunoco has a 43 percent ownership interest, is a party in the following administrative proceeding:

In November 2007 and February 2008, Sunoco Logistic Partners L.P. received notices of administrative fines from the Delaware County Regional Water Control Authority totaling approximately $600 thousand relating to alleged non-compliance with monthly average arsenic limits. Sunoco Logistic Partners L.P. is currently in discussions with the governmental agencies to resolve these matters. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline are defendants in approximately 78 lawsuits in 18 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs are seeking to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

The majority of MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358) (“MDL Litigation”). Discovery is proceeding in four focus cases. Sunoco is a defendant in three of those cases. In one of the four focus cases, the Suffolk County Water Authority case, the court has set a trial date in September 2008. In addition, four private well owner cases in which Sunoco is a defendant are moving forward. Two of the cases, which are part of the MDL Litigation, could go to trial in the latter part of 2008. The other two cases are pending in state court. The Second Circuit Court of Appeals (“Second Circuit”) recently rendered a decision in two MTBE cases that are part of the MDL Litigation in which it held that there was no federal jurisdiction for the removal of these cases to federal court and consequently, ordered that the cases be remanded back to the state courts from which they originated. The parties and the judge in the MDL Litigation evaluated the impact of the Second Circuit’s decision on the remaining cases that are part of the MDL Litigation and a number of additional cases were remanded back to the state court.

In December 2007, Sunoco, along with other refiners, entered into a settlement in principle pertaining to certain MTBE cases. This settlement will cover 53 of the cases referred to above, including the Suffolk County Water Authority case. The settlement for these cases will require a cash payment by the group of settling refiner defendants of approximately $422 million (which includes attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. Under the settlement, Sunoco was assigned an allocation percentage and will be required to make a cash payment of approximately $28 million. In addition to the cash payment, Sunoco will participate on the same basis in any costs of future treatment of existing wells. Sunoco is attempting to recover the amount it is required to pay in settlement from its insurance carriers. In connection with the settlement, the Company established a $17 million after-tax accrual in the fourth quarter of 2007.

The MDL Litigation includes the following recently filed case, which is not part of the settlement in principle discussed above:

Plainview Water District v. Sunoco, et al. (U.S. District Court, Southern District of New York.), was filed in January 2008.

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at March 31, 2008 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at March 31, 2008.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended March 31, 2008:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
January 1, 2008 – January 31, 2008	—	$—	—	$649
February 1, 2008 – February 29, 2008	782	$63.27	782	$600
March 1, 2008 – March 31, 2008	14	$60.71	—	$600

Total	796	$63.23	782

*	All of the shares repurchased during the three-month period ended March 31, 2008 were acquired pursuant to the repurchase program that Sunoco publicly announced on September 7, 2006 (see below), except for 14 thousand shares acquired in March 2008, which were purchased from employees in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.

**	On September 7, 2006, the Company’s Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

Item 6.	Exhibits

Exhibits:

10.1*	-	Amendment No. 1 to the Product Supply Agreement dated as of September 20, 2004 between Linde Gas North America LLC, the successor to BOC Americas (PGS), Inc. and Sunoco, Inc. (R&M), dated as of February 29, 2008.

10.2	-	Sunoco, Inc. Directors’ Deferred Compensation Plan I, as amended and restated effective December 6, 2007.

10.3	-	Sunoco, Inc. Directors’ Deferred Compensation Plan II, as amended and restated effective December 6, 2007.

10.4	-	Schedule to the Form of Amendment to the Amended and Restated Indemnification Agreement.

12	-	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 2008.

31.1	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed May 1, 2008. Such provisions have been separately filed with the Commission.

32.1	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date: April 30, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1*	Amendment No. 1 to the Product Supply Agreement dated as of September 20, 2004 between Linde Gas North America LLC, the successor to BOC Americas (PGS), Inc. and Sunoco, Inc. (R&M), dated as of February 29, 2008.

10.2	Sunoco, Inc. Directors’ Deferred Compensation Plan I, as amended and restated effective December 6, 2007.

10.3	Sunoco, Inc. Directors’ Deferred Compensation Plan II, as amended and restated effective December 6, 2007.

10.4	Schedule to the Form of Amendment to the Amended and Restated Indemnification Agreement.

12	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Three-Month Period Ended March 31, 2008.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed May 1, 2008. Such provisions have been separately filed with the Commission.