Form 10-Q
period 2008-06-30
SUNOCO INC
filed 2008-08-07
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At June 30, 2008, there were 116,862,264 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Six Months Ended June 30
	2008	2007
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$28,857	$19,859
Interest income	12	9
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	151
Other income, net (Notes 2 and 3)	28	50

	28,897	20,069

COSTS AND EXPENSES
Cost of products sold and operating expenses	26,886	16,853
Consumer excise taxes	1,225	1,310
Selling, general and administrative expenses (Note 2)	420	457
Depreciation, depletion and amortization	252	232
Payroll, property and other taxes	76	67
Provision for asset write-downs and other matters (Note 5)	(18)	—
Interest cost and debt expense	56	67
Interest capitalized	(17)	(14)

	28,880	18,972

Income before income tax expense (benefit)	17	1,097
Income tax expense (benefit) (Note 3)	(6)	413

NET INCOME	$23	$684

Earnings per share of common stock:
Basic	$.20	$5.65
Diluted	$.20	$5.63
Weighted-average number of shares outstanding (Notes 4 and 7):
Basic	117.0	121.1
Diluted	117.2	121.4
Cash dividends paid per share of common stock (Note 7)	$.575	$.525

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended June 30
	2008	2007
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$16,061	$10,724
Interest income	3	4
Other income, net (Notes 2 and 3)	20	36

	16,084	10,764

COSTS AND EXPENSES
Cost of products sold and operating expenses	14,951	8,865
Consumer excise taxes	635	669
Selling, general and administrative expenses (Note 2)	222	236
Depreciation, depletion and amortization	124	117
Payroll, property and other taxes	34	30
Provision for asset write-downs and other matters (Note 5)	(18)	—
Interest cost and debt expense	28	32
Interest capitalized	(8)	(5)

	15,968	9,944

Income before income tax expense	116	820
Income tax expense (Note 3)	34	311

NET INCOME	$82	$509

Earnings per share of common stock:
Basic	$.70	$4.21
Diluted	$.70	$4.20
Weighted-average number of shares outstanding (Notes 4 and 7):
Basic	116.9	120.9
Diluted	117.0	121.2
Cash dividends paid per share of common stock (Note 7)	$.30	$.275

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At June 30 2008	At December 31 2007
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$214	$648
Accounts and notes receivable, net	4,471	2,710
Inventories:
Crude oil	595	341
Petroleum and chemical products	671	647
Materials, supplies and other	181	162
Deferred income taxes	132	130

Total Current Assets	6,264	4,638

Investments and long-term receivables	172	175
Properties, plants and equipment	11,933	11,466
Less accumulated depreciation, depletion and amortization	4,580	4,427

Properties, plants and equipment, net	7,353	7,039
Deferred charges and other assets	537	574

Total Assets	$14,326	$12,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,815	$4,812
Accrued liabilities (Note 5)	588	631
Short-term borrowings	100	—
Current portion of long-term debt	3	4
Taxes payable	329	193

Total Current Liabilities	7,835	5,640
Long-term debt	1,723	1,724
Retirement benefit liabilities (Note 6)	518	525
Deferred income taxes	880	1,027
Other deferred credits and liabilities (Note 5)	518	538
Commitments and contingent liabilities (Note 5)
Minority interests (Note 2)	438	439
Shareholders’ equity (Note 7)	2,414	2,533

Total Liabilities and Shareholders’ Equity	$14,326	$12,426

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Six Months Ended June 30
	2008	2007
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23	$684
Adjustments to reconcile net income to net cash provided by operating activities:
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	(151)
Provision for asset write-downs and other matters	(18)	—
Depreciation, depletion and amortization	252	232
Deferred income tax expense (benefit)	(135)	124
Payments less than expense for retirement plans	8	2
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(1,749)	(129)
Inventories	(297)	(16)
Accounts payable and accrued liabilities	1,918	(128)
Taxes payable	136	192
Other	15	13

Net cash provided by operating activities	153	823

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(561)	(644)
Proceeds from divestments	8	30
Other	35	(23)

Net cash used in investing activities	(518)	(637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) short-term borrowings	100	(82)
Net proceeds from issuance of long-term debt	85	92
Repayments of long-term debt	(87)	(24)
Cash distributions to investors in cokemaking operations	(20)	(12)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(29)	(27)
Cash dividend payments	(67)	(64)
Purchases of common stock for treasury	(49)	(100)
Proceeds from issuance of common stock under management incentive plans	—	6
Other	(2)	2

Net cash used in financing activities	(69)	(209)

Net decrease in cash and cash equivalents	(434)	(23)
Cash and cash equivalents at beginning of period	648	263

Cash and cash equivalents at end of period	$214	$240

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain related to Sunoco Logistics Partners L.P.’s prior issuance of limited partnership units and gains related to an insurance recovery and certain income tax matters (Notes 2, 3 and 5). Results for the three and six months ended June 30, 2008 are not necessarily indicative of results for the full-year 2008.

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

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	Six Months Ended June 30
	2008	2007
Balance at beginning of year	$83	$102
Nonconventional fuel credit and other tax benefits	—	(18)
Preferential return	—	11
Minority interest share of income	8	—
Cash distributions to third-party investors	(20)	(12)

Balance at end of period	$71	$83

The nonconventional fuel credit and other tax benefits that were allocated to third-party investors prior to the completion of the preferential return period were included as income in the Coke segment, while the investors’ preferential return was recorded as expense in the Corporate and Other segment. The net of these two amounts represented a noncash change in minority interests in cokemaking operations, which was recognized in other income, net, in the condensed consolidated statements of income. Upon completion of the preferential return period, the third-party investor’s share of net income generated by the Company’s cokemaking operations is recorded as a noncash increase in minority interest expense in the Coke segment and is included in selling, general and administrative expenses in the condensed consolidated statements of income.

The Company indemnifies third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes the possibility is remote that it will be required to do so, at June 30, 2008, the maximum potential payment under these tax indemnifications would have been approximately $275 million.

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

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	Six Months Ended June 30
	2008	2007
Balance at beginning of year	$356	$503
Gain recognized in income related to prior issuance of the Partnership’s limited partnership units	—	(151)
Minority interest share of income*	39	22
Increase attributable to Partnership management incentive plan	1	1
Cash distributions to third-party investors**	(29)	(27)

Balance at end of period	$367	$348

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.
**	During 2007 and the first six months of 2008, the Partnership increased its quarterly cash distribution per unit from $.8125 to $.935.

3.	Income Tax Matters.

During the second quarter of 2008, Sunoco settled economic nexus issues pertaining to certain state corporate income tax returns filed for prior years. In connection with this settlement, a $6 million pretax gain ($10 million after tax) was recognized in other income, net, in the condensed consolidated statements of income. In addition, as a result of the settlement, unrecognized tax benefits decreased $13 million and total $55 million at June 30, 2008.

4.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
Weighted-average number of common shares outstanding – basic	117.0	121.1	116.9	120.9
Add effect of dilutive stock incentive awards	.2	.3	.1	.3

Weighted-average number of shares - diluted	117.2	121.4	117.0	121.2

5.	Commitments and Contingent Liabilities.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At June 30 2008	At December 31 2007
Accrued liabilities	$36	$39
Other deferred credits and liabilities	82	83

	$118	$122

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2007	$34	$69	$3	$12	$2	$1	$121
Accruals	2	11	—	2	1	—	16
Payments	(5)	(10)	—	(2)	—	—	(17)

Balance at June 30, 2007	$31	$70	$3	$12	$3	$1	$120

Balance at January 1, 2008	$35	$67	$4	$12	$3	$1	$122
Accruals	3	10	—	1	1	—	15
Payments	(6)	(10)	—	(2)	(1)	—	(19)

Balance at June 30, 2008	$32	$67	$4	$11	$3	$1	$118

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At June 30, 2008, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $105 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of June 30, 2008, Sunoco had been named as a PRP at 36 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $7 million at June 30, 2008. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $14 million at June 30, 2008 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Regulatory Matters

The U.S. Environmental Protection Agency (“EPA”) adopted rules under the Clean Air Act (which relates to emissions of materials into the air) that phased in limitations on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006 (“Tier II”). The rules include banking and trading credit systems, providing refiners flexibility through 2006 for low-sulfur gasoline and through May 2010 for on-road low-sulfur diesel. Tier II capital spending, which was completed in 2006, totaled $755 million. In addition, higher operating costs are being incurred as the low-sulfur fuels are produced. In May 2004, the EPA adopted another rule which is phasing in limits on the allowable sulfur content in off-road diesel fuel that began in June 2007. This rule also provides for banking and trading credit systems. The ultimate impact of this rule may depend upon the effectiveness of the credit systems, Sunoco’s flexibility to modify its production slate and the impact on any capital expenditures of technology selection, permitting requirements and construction schedules, as well as any effect on prices created by the changes in the level of off-road diesel fuel production.

In connection with the phase-in of these off-road diesel fuel rules, Sunoco has initiated an approximately $400 million capital project at the Tulsa refinery, which includes a new 24 thousand barrels-per-day hydrotreating unit, sulfur recovery unit and tail gas treater. The project is scheduled for completion in mid-2010 and is designed to enable the production of diesel fuel that meets existing specifications and result in increased feedstock flexibility and an upgraded product slate. Expenditures through June 30, 2008 totaled approximately $15 million. Most of the capital for the project is expected to be spent in 2009. In December 2007, Sunoco also announced that it is considering the potential sale of this facility. This process is currently ongoing.

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated in 2004 by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. The EPA has designated certain areas, including Philadelphia and Houston, as “moderate” non-attainment areas for ozone, which requires them to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. If a region is not able to demonstrate attainment by 2010, there would be more stringent offset requirements, and, if a region cannot submit an approvable State Implementation Plan (“SIP”), there could be other negative consequences. In December 2006, the District of Columbia Circuit Court of Appeals overturned the EPA’s ozone attainment plan, including revocation of Clean Air Act Section 185(a) fee provisions. Sunoco will likely be subject to non-attainment fees in Houston, but any additional costs are not expected to be material. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is within one of these attainment areas. In September 2006, the EPA issued a final rule tightening the standard for fine particles. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement the 1997 fine particle matter (PM 2.5) standards. States had until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. However, the March 2007 rule does not address attainment of the September 2006 standard. In March 2008, the EPA promulgated a new, more stringent ozone standard, which was challenged in a lawsuit in May 2008 by environmental organizations. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the lawsuit is resolved, the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

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

In December 2007, Sunoco, along with other refiners, entered into a settlement in principle pertaining to certain MTBE cases. The settling parties executed a settlement agreement in May 2008 and the settlement is subject to final court approval. The settlement will cover 53 of the cases referred to above, including the Suffolk County Water Authority case. The settlement for these cases will require a cash payment by the group of settling refiner defendants of approximately $422 million (which includes attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. Under the settlement, Sunoco was assigned an allocation percentage and will be required to make a cash payment of approximately $28 million, of which $17 million will be recovered from its insurance carriers. In addition to the cash payment, Sunoco will participate on the same basis in any costs of future treatment of existing wells. The Company established a $28 million accrual ($17 million after tax) in the fourth quarter of 2007 in connection with the settlement and recognized an $18 million gain ($11 million after tax) in the second quarter of 2008 in connection with the insurance recovery, both of which are reflected in provision for asset write-downs and other matters in the consolidated statements of income.

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at June 30, 2008 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2008. Furthermore, management does not believe that the overall costs for environmental remediation activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

6.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Six Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Service cost (cost of benefits earned during the year)	$24	$25	$4	$5
Interest cost on benefit obligations	40	41	13	12
Expected return on plan assets	(53)	(48)	—	—
Amortization of:
Prior service cost (benefit)	1	1	(1)	(1)
Actuarial losses	8	16	1	2
Special termination benefits	—	2	—	—

Total expense	$20	$37	$17	$18

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
Service cost (cost of benefits earned during the year)	$12	$12	$2	$3
Interest cost on benefit obligations	20	20	7	6
Expected return on plan assets	(27)	(24)	—	—
Amortization of:
Prior service cost (benefit)	—	1	(1)	—
Actuarial losses	5	8	—	1
Special termination benefits	—	2	—	—

Total expense	$10	$19	$8	$10

7.	Shareholders’ Equity.

	At June 30 2008	At December 31 2007
	(Millions of Dollars)
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,663	1,662
Retained earnings	5,328	5,372
Accumulated other comprehensive loss	(219)	(193)
Common stock held in treasury, at cost	(4,639)	(4,589)

Total	$2,414	$2,533

During the first six months of 2008, the Company repurchased 782 thousand shares of its common stock for $49 million. At June 30, 2008, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock from time to time depending on prevailing market conditions and available cash.

The Company increased the quarterly cash dividend paid on common stock from $.25 per share ($1.00 per year) to $.275 per share ($1.10 per year) beginning with the second quarter of 2007 and then to $.30 per share ($1.20 per year) beginning with the second quarter of 2008.

8.	Comprehensive Income (Loss).

The following table sets forth Sunoco’s comprehensive income (loss) (in millions of dollars):

	Six Months Ended June 30		Three Months Ended June 30
	2008	2007	2008	2007
Net income	$23	$684	$82	$509
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of:
Actuarial loss amortization	5	11	2	6
Prior service cost amortization	—	—	—	—
Net hedging losses	(73)	(46)	(76)	(23)
Reclassifications of net hedging losses to earnings	47	9	42	14
Net increase (decrease) in available- for-sale securities	(5)	5	(3)	4

Comprehensive income (loss)	$(3)	$663	$47	$510

Sunoco uses derivative instruments to hedge a variety of commodity price risks. Beginning in the second quarter of 2006, Sunoco increased its use of ethanol as an oxygenate component in gasoline in response to the renewable fuels mandate for ethanol and the discontinuance of the use of MTBE as a gasoline blending component. Since then, most of the ethanol purchased by Sunoco was through normal fixed-price purchase contracts. To reduce the margin risk created by these fixed-price contracts, the Company entered into derivative contracts to sell gasoline at a fixed price to hedge a similar volume of forecasted floating-price gasoline sales over the term of the ethanol contracts. In effect, these derivative contracts have locked in an acceptable differential between the gasoline price and the cost of the ethanol purchases for gasoline blending during this period.

As a result of increases in the price of gasoline, the fair value of the fixed-price gasoline contracts decreased $105 and $61 million ($63 and $36 million after tax) in the first six months of 2008 and 2007, respectively. As these derivative contracts have been designated as cash flow hedges, these decreases in fair value are not initially included in earnings but rather are reflected in the net hedging losses component of comprehensive income (loss) in the table above. The fair value of these contracts at the time the positions are closed is recognized in earnings when the hedged items are recognized in earnings, with Sunoco’s margin reflecting the differential between the gasoline sales prices hedged to a fixed price and the cost of fixed-price ethanol purchases. Net gains (losses) totaling $(61) and $5 million ($(36) and $3 million after tax) were reclassified to earnings in the first six months of 2008 and 2007, respectively, when these hedged items were recognized in earnings.

9.	Fair Value Measurements.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at June 30, 2008 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$194	$—	$—	$194
Available-for-sale securities (Note 8)	10	9	—	19
Derivative contract hedging gains (Note 8)	4	11	—	15

	$208	$20	$—	$228

Liabilities:
Derivative contract hedging losses (Note 8)	$18	$59	—	$77

	$18	$59	$—	$77

The Company is currently evaluating the impact on its financial statements of the remaining provisions of SFAS No. 157 pertaining to measurements of certain nonfinancial assets and liabilities, which must be implemented effective January 1, 2009.

In addition, in February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), was issued and became effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value that were not previously required to be measured at fair value, with unrealized gains and losses on such items reported in earnings. The Company did not elect the use of fair value measurements for any additional items as of June 30, 2008.

10.	Business Segment Information.

The following tables set forth certain income statement information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Six Months Ended June 30, 2008	Unaffiliated Customers	Inter- segment
Refining and Supply	$14,002	$7,693	$(91)
Retail Marketing	8,612	—	26
Chemicals	1,572	—	21
Logistics	4,317	1,390	36
Coke	354	6	48
Corporate and Other	—	—	(17	)*

Consolidated	$28,857		$23

Six Months Ended June 30, 2007
Refining and Supply	$9,072	$5,700	$558
Retail Marketing	6,882	—	37
Chemicals	1,332	—	15
Logistics	2,337	841	19
Coke	236	5	24
Corporate and Other	—	—	31	**

Consolidated	$19,859		$684

*	Consists of $28 million of after-tax corporate expenses, $10 million of after-tax net financing expenses and other, an $11 million after-tax gain related to an insurance recovery and a $10 million after-tax gain related to income tax matters (Notes 3 and 5).
**	Consists of $33 million of after-tax corporate expenses, $26 million of after-tax net financing expenses and other and a $90 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2).

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Three Months Ended June 30, 2008	Unaffiliated Customers	Inter- segment
Refining and Supply	$7,665	$4,394	$32
Retail Marketing	4,836	—	—
Chemicals	819	—	3
Logistics	2,559	756	21
Coke	182	3	23
Corporate and Other	—	—	3	*

Consolidated	$16,061		$82

Three Months Ended June 30, 2007
Refining and Supply	$4,805	$3,272	$482
Retail Marketing	3,841	—	30
Chemicals	721	—	6
Logistics	1,239	389	10
Coke	118	2	13
Corporate and Other	—	—	(32	)**

Consolidated	$10,724		$509

*	Consists of $11 million of after-tax corporate expenses, $7 million of after-tax net financing expenses and other, an $11 million after-tax gain related to an insurance recovery and a $10 million after-tax gain related to income tax matters (Notes 3 and 5).
**	Consists of $18 million of after-tax corporate expenses and $14 million of after-tax net financing expenses and other.

11.	New Accounting Pronouncements.

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

In December 2007, Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), was issued. Among other things, SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish standards for the accounting and reporting of noncontrolling (minority) interests in consolidated financial statements. The new standard will require that minority interests be reported as a component of shareholders’ equity and that consolidated net income include amounts attributable to the minority interests with such amounts separately disclosed on the face of the income statement. SFAS No. 160 also will require that all changes in minority interests that do not result in a loss of control of the subsidiary be accounted for as equity transactions.

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

In May 2008, Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), was issued. SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles used in the preparation of financial statements presented in conformity with generally accepted accounting principles of nongovernmental entities.

SFAS No. 141R, SFAS No. 160 and SFAS No. 161 must be implemented effective January 1, 2009 and SFAS No. 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Sunoco is evaluating the impact of these new accounting principles on its financial statements.

12.	Logistics Acquisition Agreement.

On April 28, 2008, Sunoco Logistics Partners L.P. entered into definitive agreements with affiliates of Exxon Mobil Corporation to acquire a 472-mile refined products pipeline system, six refined products terminal facilities with a combined storage capacity of approximately 1.2 million barrels and certain other related assets located in Texas for approximately $200 million. The transactions, which are subject to satisfaction of certain closing conditions, are expected to be completed in the third quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Six Months Ended June 30		Variance
	2008	2007
	(Millions of Dollars)
Refining and Supply	$(91)	$558	$(649)

Retail Marketing	26	37	(11)

Chemicals	21	15	6

Logistics	36	19	17

Coke	48	24	24

Corporate and Other:

Corporate expenses	(28)	(33)	5

Net financing expenses and other	(10)	(26)	16

Asset write-downs and other matters	11	—	11

Income tax matters	10	—	10

Issuance of Sunoco Logistics Partners L.P. limited partnership units	—	90	(90)

Consolidated net income	$23	$684	$(661)

Analysis of Earnings Profile of Sunoco Businesses

In the six-month period ended June 30, 2008, Sunoco earned $23 million, or $.20 per share of common stock on a diluted basis, compared to $684 million, or $5.63 per share, in the first half of 2007.

The $661 million decrease in results in the first half of 2008 was primarily due to lower margins in Sunoco’s Refining and Supply business ($546 million). Also contributing to the decline in earnings were the absence of a gain recognized in 2007 related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units ($90 million), higher expenses ($73 million), lower average retail gasoline and distillate sales volumes ($9 million), lower gains on asset divestments ($9 million) and an unfavorable income tax consolidation adjustment in 2008 ($11 million). Partially offsetting these negative factors were lower net financing expenses ($16 million); higher income attributable to Sunoco’s Coke ($24 million), Chemicals ($6 million) and Logistics ($17 million) businesses; and gains recognized in 2008 related to an insurance recovery ($11 million) and certain income tax matters ($10 million).

Refining and Supply

	For the Six Months Ended June 30
	2008		2007
Income (loss) (millions of dollars)	$(91)		$558
Wholesale margin* (per barrel):
Total Refining and Supply	$5.23		$10.98
Northeast Refining	$5.28		$9.00
MidContinent Refining	$5.07		$16.60
Crude inputs as percent of crude unit rated capacity	85	%**	88%
Throughputs (thousands of barrels daily):
Crude oil	771.9		790.4
Other feedstocks	80.2		79.0

Total throughputs	852.1		869.4

Products manufactured (thousands of barrels daily):
Gasoline	393.5		419.8
Middle distillates	310.2		291.4
Residual fuel	53.7		62.8
Petrochemicals	34.3		35.6
Lubricants	11.7		12.0
Other	80.4		79.2

Total production	883.8		900.8
Less: Production used as fuel in refinery operations	39.6		42.0

Total production available for sale	844.2		858.8

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects the impact of a 10 thousand barrels-per-day increase in crude unit capacity in MidContinent Refining in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.

Refining and Supply had a loss of $91 million in the first six months of 2008 versus income of $558 million in the first half of 2007. The $649 million decrease in results was primarily due to significantly lower realized margins ($546 million). Also contributing to the decline were higher expenses ($96 million) and lower production volumes ($6 million). The lower margins reflect the negative impact of much higher average crude oil costs and lower product demand than a year ago, especially for gasoline, while the higher expenses were largely the result of increased prices for purchased fuel and utilities. Production volumes decreased slightly in the first six months of 2008 compared to the year-ago period. Planned and unplanned maintenance work and economically driven rate reductions in the current period reduced production by approximately 22 million barrels throughout the refining system, while production in the first half of 2007 was negatively impacted by major turnaround and expansion work at the Philadelphia refinery as well as downtime at the Tulsa and Marcus Hook refineries.

Retail Marketing

	For the Six Months Ended June 30
	2008	2007
Income (millions of dollars)	$26	$37
Retail margin* (per barrel):
Gasoline	$3.87	$3.88
Middle distillates	$5.95	$5.52
Sales (thousands of barrels daily):
Gasoline	289.2	303.4
Middle distillates	37.5	43.3

	326.7	346.7

Retail gasoline outlets	4,714	4,699

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $26 million in the first half of 2008 versus $37 million in the first half of 2007. The $11 million decrease in earnings was primarily due to lower gasoline and distillate sales volumes ($9 million) and lower divestment gains attributable to the Retail Portfolio Management program ($9 million), partially offset by lower expenses ($7 million).

Chemicals

	For the Six Months Ended June 30
	2008		2007
Income (millions of dollars)	$21		$15
Margin* (cents per pound):
All products**	9.9	¢	10.1	¢
Phenol and related products	8.3	¢	8.6	¢
Polypropylene**	11.9	¢	12.0	¢
Sales (millions of pounds):
Phenol and related products	1,190		1,236
Polypropylene	1,131		1,124
Other	43		42

	2,364		2,402

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $21 million in the first six months of 2008 versus $15 million in the first half of 2007. The $6 million increase in earnings was due primarily to lower expenses ($13 million), partially offset by lower margins ($3 million) and lower sales volumes ($2 million). The lower expenses during the first half of 2008 were largely due to the transfer of cumene and propylene splitter assets to Refining and Supply, effective January 1, 2008.

Logistics

Sunoco’s Logistics segment earned $36 million in the first half of 2008 versus $19 million in the first half of 2007. The $17 million increase was due to record results from Sunoco Logistics Partners L.P. primarily resulting from asset growth and strong performance in its western pipeline system. Also contributing to the increase were higher earnings from the eastern pipeline system and terminalling operations.

On April 28, 2008, Sunoco Logistics Partners L.P. entered into definitive agreements with affiliates of Exxon Mobil Corporation to acquire a 472-mile refined products pipeline system, six refined products terminal facilities with a combined storage capacity of approximately 1.2 million barrels and certain other related assets located in Texas for approximately $200 million. The transactions, which are subject to satisfaction of certain closing conditions, are expected to be completed in the third quarter of 2008.

Coke

Coke earned $48 million in the first six months of 2008 versus $24 million in the first half of 2007. The $24 million increase in earnings was due primarily to increased price realizations from coal and coke production at Jewell. Partially offsetting this positive factor were lower tax benefits from cokemaking operations and higher minority interest, selling, general and administrative and depreciation expenses. Beginning in 2008, most of the coke production at the Jewell cokemaking operation and all of the coke production at the Indiana Harbor cokemaking operation are no longer eligible to generate nonconventional fuel tax credits.

In February 2007, SunCoke Energy entered into an agreement with Severstal North America, Inc. (“Severstal N.A.”) and WCI Steel, Inc. (“WCI”) under which a local affiliate of SunCoke Energy will build, own and operate a second 550 thousand tons-per-year cokemaking facility and associated cogeneration power plant at its Haverhill site. In July 2008, WCI was acquired by OAO Severstal, the parent company of Severstal N.A. Construction of these facilities, which is estimated to cost approximately $250 million, is currently underway, and the facilities are expected to become fully operational in the second half of 2008. Expenditures through June 30, 2008 totaled approximately $223 million. In connection with this agreement, the customers agreed to purchase, over a 15-year period, a combined 550 thousand tons per year of coke from the cokemaking facility. In addition, the heat recovery steam generation associated with the cokemaking process will produce and supply steam to the 67 megawatt turbine, which will provide, on average, 46 megawatts of power into the regional power market. With the completion of this project and the anticipated impact of higher coal prices at Jewell in the second half of 2008, Coke’s income is expected to total approximately $110-$115 million after tax for the full-year 2008.

In February 2008, SunCoke Energy entered into an agreement with U.S. Steel under which SunCoke Energy will build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to U.S. Steel’s steelmaking facility in Granite City, Illinois. Construction of this facility, which is estimated to cost approximately $300 million, is currently underway and is expected to be completed in the fourth quarter of 2009. Expenditures through June 30, 2008 totaled approximately $39 million. In connection with this agreement, U.S. Steel has agreed to purchase, over a 15-year period, such coke production as well as the steam generated from the heat recovery cokemaking process at this facility.

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

SunCoke Energy is currently discussing other opportunities for developing new heat recovery cokemaking facilities with several domestic and international steel companies. Such cokemaking facilities could be either wholly owned or owned through a joint venture with one or more parties. The steel company customers would be expected to purchase coke production under long-term take-or-pay contracts or on an equivalent basis. The facilities will also generate steam, which is typically sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $28 million after tax in the first half of 2008 versus $33 million after tax in the first half of 2007. The $5 million decrease was primarily due to lower accruals for performance-related incentive compensation, partially offset by an $11 million unfavorable income tax consolidation adjustment in 2008.

Net Financing Expenses and Other – Net financing expenses and other were $10 million after tax in the first half of 2008 versus $26 million after tax in the first six months of 2007. The $16 million decrease was primarily due to lower interest expense ($4 million), higher interest income ($2 million), higher capitalized interest ($1 million) and the absence of expense attributable to the preferential return of third-party investors in Sunoco’s Indiana Harbor cokemaking operations ($6 million). The preferential return period related to Indiana Harbor ended in the fourth quarter of 2007 (see Note 2 to the condensed consolidated financial statements).

Asset Write-Downs and Other Matters – During the second quarter of 2008, Sunoco recognized an $11 million after-tax gain on an insurance recovery related to an MTBE litigation settlement (see Note 5 to the condensed consolidated financial statements).

Income Tax Matters – During the second quarter of 2008, Sunoco recognized a $10 million after-tax gain related to the settlement of economic nexus issues pertaining to certain state corporate income tax returns filed for prior years (see Note 3 to the condensed consolidated financial statements).

Issuance of Sunoco Logistics Partners L.P. Limited Partnership Units – During the first quarter of 2007, Sunoco recognized a $90 million after-tax gain related to the prior issuance of limited partnership units of the Partnership to the public. (See Note 2 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $28.90 billion in the first half of 2008 compared to $20.07 billion in the first half of 2007. The 44 percent increase was primarily due to higher refined product prices and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses — Total pretax costs and expenses were $28.88 billion in the current six-month period compared to $18.97 billion in the first half of 2007. The 52 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting largely from price increases and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended June 30		Variance
	2008	2007
	(Millions of Dollars)
Refining and Supply	$32	$482	$(450)

Retail Marketing	—	30	(30)

Chemicals	3	6	(3)

Logistics	21	10	11

Coke	23	13	10

Corporate and Other:

Corporate expenses	(11)	(18)	7

Net financing expenses and other	(7)	(14)	7

Asset write-downs and other matters	11	—	11

Income tax matters	10	—	10

Consolidated net income	$82	$509	$(427)

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended June 30, 2008, Sunoco earned $82 million, or $.70 per share of common stock on a diluted basis, compared to $509 million, or $4.20 per share, in the second quarter of 2007.

The $427 million decrease in results in the second quarter of 2008 was primarily due to lower margins in Sunoco’s Refining and Supply business ($377 million). Also contributing to the decline in earnings were higher expenses ($36 million), lower average retail gasoline margins ($20 million), lower production of refined products ($18 million), lower chemicals margins and sales volumes ($9 million)

and lower gains on asset divestments ($11 million). Partially offsetting these negative factors were lower net financing expenses ($7 million); higher income attributable to Sunoco’s Coke ($10 million) and Logistics ($11 million) businesses; and gains recognized in 2008 relating to an insurance recovery ($11 million) and certain income tax matters ($10 million).

Refining and Supply

	For the Three Months Ended June 30
	2008		2007
Income (millions of dollars)	$32		$482
Wholesale margin* (per barrel):
Total Refining and Supply	$7.04		$14.70
Northeast Refining	$7.13		$12.32
MidContinent Refining	$6.80		$22.14
Crude inputs as percent of crude unit rated capacity	84	%**	91%
Throughputs (thousands of barrels daily):
Crude oil	765.8		819.0
Other feedstocks	82.2		78.5

Total throughputs	848.0		897.5

Products manufactured (thousands of barrels daily):
Gasoline	393.5		438.1
Middle distillates	321.8		297.3
Residual fuel	51.2		64.5
Petrochemicals	35.8		36.7
Lubricants	11.3		11.0
Other	65.4		82.6

Total production	879.0		930.2
Less: Production used as fuel in refinery operations	38.9		44.2

Total production available for sale	840.1		886.0

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects the impact of a 10 thousand barrels-per-day increase in crude unit capacity in MidContinent Refining in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.

Refining and Supply earned $32 million in the second quarter of 2008 versus $482 million in the second quarter of 2007. The $450 million decrease in results was primarily due to significantly lower realized margins ($377 million). Also contributing to the decline were higher expenses ($52 million) and lower production volumes ($18 million). The lower margins reflect the negative impact of much higher average crude oil costs and lower product demand than a year ago, especially for gasoline, while the higher expenses were largely the result of increased prices for purchased fuel and utilities. Production volumes decreased in the second quarter of 2008 compared to the year-ago period due to planned and unplanned maintenance work and economically driven rate reductions, which were partially offset by the impact of the major turnaround and expansion work at the Philadelphia refinery during the second quarter of 2007.

Retail Marketing

	For the Three Months Ended June 30
	2008	2007
Income (millions of dollars)	$—	$30
Retail margin* (per barrel):
Gasoline	$3.11	$4.26
Middle distillates	$4.77	$3.98
Sales (thousands of barrels daily):
Gasoline	298.3	307.5
Middle distillates	37.4	39.8

	335.7	347.3

Retail gasoline outlets	4,714	4,699

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing had breakeven results in the second quarter of 2008 versus income of $30 million in the second quarter of 2007. The $30 million decrease in earnings was primarily due to lower average retail gasoline margins ($20 million) and lower divestment gains attributable to the Retail Portfolio Management program ($11 million).

Chemicals

	For the Three Months Ended June 30
	2008		2007
Income (millions of dollars)	$3		$6
Margin* (cents per pound):
All products**	9.1	¢	9.7	¢
Phenol and related products	7.5	¢	8.5	¢
Polypropylene**	11.2	¢	11.4	¢
Sales (millions of pounds):
Phenol and related products	591		644
Polypropylene	562		576
Other	19		22

	1,172		1,242

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $3 million in the second quarter of 2008 versus $6 million in the second quarter of 2007. The $3 million decrease in earnings was due primarily to lower margins ($5 million) and sales volumes ($4 million), partially offset by lower expenses ($8 million). The lower margins were primarily due to higher feedstock costs, while the lower expenses were largely due to the transfer of cumene and propylene splitter assets to Refining and Supply, effective January 1, 2008.

Logistics

Sunoco’s Logistics segment earned $21 million in the second quarter of 2008 versus $10 million in the second quarter of 2007. The $11 million increase was due to record results from Sunoco Logistics Partners L.P. primarily resulting from asset growth and strong performance in its western pipeline system. Also contributing to the increase were higher earnings from the eastern pipeline system and terminalling operations.

Coke

Coke earned $23 million in the second quarter of 2008 versus $13 million in the second quarter of 2007. The $10 million increase in earnings was due primarily to increased price realizations from coal and coke production at Jewell, partially offset by lower tax benefits from cokemaking operations and higher minority interest and selling, general and administrative expenses.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $11 million after tax in the second quarter of 2008 versus $18 million after tax in the second quarter of 2007. The $7 million decrease was primarily due to lower accruals for performance-related incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $7 million after tax in the second quarter of 2008 versus $14 million after tax in the second quarter of 2007. The $7 million decrease was primarily due to lower interest expense ($1 million), higher capitalized interest ($1 million) and the absence of expense attributable to the preferential return of third-party investors in Sunoco’s Indiana Harbor cokemaking operations ($3 million).

Asset Write-Downs and Other Matters – During the second quarter of 2008, Sunoco recognized an $11 million after-tax gain on an insurance recovery related to an MTBE litigation settlement (see Note 5 to the condensed consolidated financial statements).

Income Tax Matters – During the second quarter of 2008, Sunoco recognized a $10 million after-tax gain related to the settlement of economic nexus issues pertaining to certain state corporate income tax returns filed for prior years (see Note 3 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $16.08 billion in the second quarter of 2008 compared to $10.76 billion in the second quarter of 2007. The 49 percent increase was primarily due to higher refined product prices and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses — Total pretax costs and expenses were $15.97 billion in the current three-month period compared to $9.94 billion in the second quarter of 2007. The 61 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting largely from price increases and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At June 30, 2008, Sunoco had cash and cash equivalents of $214 million compared to $648 million at December 31, 2007 and had a working capital deficit of $1,571 million compared to a working capital deficit of $1,002 million at December 31, 2007. The $434 million decrease in cash and cash equivalents was due to a $518 million net use of cash in investing activities and a $69 million net use of cash in financing activities, partially offset by $153 million of net cash provided by operating activities (“cash generation”). Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at June 30, 2008 by $5,974 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Certain recent legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

In the first six months of 2008, Sunoco’s cash generation was $153 million compared to $823 million in the first half of 2007. This $670 million decrease in cash generation was primarily due to lower operating results.

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

The Company has a $1.3 billion revolving credit facility (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At June 30, 2008, the Company’s tangible net worth was $2.7 billion and its targeted tangible net worth was $1.7 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At June 30, 2008, this ratio was .37 to 1. At June 30, 2008, the Facility was being used to support $100 million of commercial paper and $103 million of floating-rate notes due in 2034.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $90 and $91 million at June 30, 2008 and December 31, 2007, respectively. The facility contains a covenant requiring the Partnership to maintain a ratio of up to 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). At June 30, 2008, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.5 to 1. In connection with the pending refined product pipeline system acquisition in Texas, the Partnership entered into an additional $100 million 364-day revolving credit facility in May 2008, which is available to fund the same activities as under its $400 million facility. In the event the pending acquisition is terminated, this new facility will be terminated. The new facility contains the same covenant requirement as the $400 million revolving credit facility. At June 30, 2008, there were no outstanding borrowings under the 364-day credit facility.

In November 2007, the Partnership entered into two standby letters of credit totaling $130 million. The letters of credit, which were effective January 1, 2008, are required in connection with certain crude oil exchange contracts in which the Partnership is a party. During the second quarter of 2008, the Partnership met certain performance requirements defined within these contracts which reduced the letters of credit to $88 million. The letters of credit, which will expire in September 2008, are subject to commitment fees, which are not material.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At June 30 2008	At December 31 2007
Short-term borrowings	$100	$—
Current portion of long-term debt	3	4
Long-term debt	1,723	1,724

Total debt*	$1,826	$1,728

*	Includes $514 and $515 million at June 30, 2008 and December 31, 2007, respectively, attributable to Sunoco Logistics Partners L.P.

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

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Market value of investments at beginning of period	$1,315	$1,287
Increase (reduction) in market value of investments resulting from:
Net investment income (loss)	(96)	75
Company contributions	6	100
Plan benefit payments	(79)	(147)

	$1,146	$1,315

Management currently does not anticipate making any additional voluntary contributions to its funded defined benefit plans during the remainder of 2008. Management believes that the pension plans can be funded over time without a significant impact on liquidity.

DIVIDENDS AND SHARE REPURCHASES

The Company increased the quarterly cash dividend paid on common stock from $.25 per share ($1.00 per year) to $.275 per share ($1.10 per year) beginning with the second quarter of 2007 and then to $.30 per share ($1.20 per year) beginning with the second quarter of 2008.

During the first six months of 2008, the Company repurchased 782 thousand shares of its common stock for $49 million. At June 30, 2008, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements requiring adoption subsequent to June 30, 2008, see Note 11 to the condensed consolidated financial statements.

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

•	Changes in refining, marketing and chemical margins;

•	Changes in coal and coke prices;

•	Variation in crude oil and petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Effects of transportation disruptions;

•	Changes in the price differentials between light-sweet and heavy-sour crude oils;

•	Changes in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities and on product supply and demand;

•	Age of, and changes in the reliability, efficiency and capacity of, the Company’s operating facilities or those of third parties;

•	Changes in the level of capital expenditures or operating expenses;

•

Effects of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of debt and equity financing;

•	Changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with, major customers, suppliers, dealers, distributors or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In July 2008, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., and the U. S. Environmental Protection Agency (“EPA”), Region 3, settled a Finding of Violation (“FOV”), in which EPA had alleged violations of certain requirements of the Clean Air Act and permits at Sunoco’s Frankford chemical facility. Under the terms of the settlement, Sunoco, Inc. (R&M) paid a penalty of $200 thousand. As part of the settlement, Sunoco has agreed to conduct performance tests on specific pieces of equipment. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

The U. S. Occupational Safety and Health Administration (“OSHA”) announced a National Emphasis Program under which it is inspecting domestic oil refinery locations. OSHA conducted an inspection at Sunoco, Inc, (R&M)’s Toledo refinery for a six-month period commencing in November 2007. The inspection focused on the OSHA Process Safety Management requirements. The inspection resulted in the issuance of citations totaling in excess of $100 thousand. Sunoco has formally contested the citations and is engaged in settlement discussions with OSHA.

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

In December 2007, Sunoco, along with other refiners, entered into a settlement in principle pertaining to certain MTBE cases. The settling parties executed a settlement agreement in May 2008 and the settlement is subject to final court approval. The settlement will cover 53 of the cases referred to above, including the Suffolk County Water Authority case. The settlement for these cases will require a cash payment by the group of settling refiner defendants of approximately $422 million (which includes attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. Under the settlement, Sunoco was assigned an allocation percentage and will be required to make a cash payment of approximately $28 million, of which $17 million will be recovered from its insurance carriers. In addition to the cash payment, Sunoco will participate on the same basis in any costs of future treatment of existing wells. The Company established a $17 million after-tax accrual in the fourth quarter of 2007 in connection with the settlement and recognized an $11 million after-tax gain in the second quarter of 2008 in connection with the insurance recovery.

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at June 30, 2008 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at June 30, 2008.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three-month period ended June 30, 2008. As of June 30, 2008, the Company had approximately $600 million of its common stock that may yet be purchased under a $1 billion share repurchase program. This program, which was approved by the Company’s Board of Director’s on September 7, 2006, has no stated expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 1, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Board’s solicitations. At this meeting, the shareholders were requested to: (1) elect a Board of Directors; (2) approve the Sunoco, Inc. Long-Term Performance Enhancement Plan II (“LTPEP II”); and (3) ratify the appointment of the independent registered public accounting firm for the fiscal year 2008. The following action was taken by the Company’s shareholders with respect to each of the above items:

1.	Concerning the election of a Board of Directors of the Company, there was a total of 97,268,241 votes cast. The tabulation below sets forth the number of votes cast for or withheld from each director. There were no broker non-votes.

NAME	Number “FOR”	Number “WITHHELD”
R. J. Darnall	93,984,878	3,283,363
J. G. Drosdick	92,775,636	4,492,605
G. W. Edwards	94,563,012	2,705,229
U. O. Fairbairn	92,944,010	4,324,231
T. P. Gerrity	91,199,623	6,068,618
R. B. Greco	92,628,233	4,640,008
J. P. Jones, III	94,556,496	2,711,745
J. G. Kaiser	93,345,902	3,922,339
R. A. Pew	93,310,368	3,957,873
G. J. Ratcliffe	94,543,149	2,725,092
J. W. Rowe	93,504,601	3,763,640
J. K. Wulff	94,001,148	3,267,093

2.	Concerning the motion to approve the LTPEP II, there was a total of 97,268,241 votes cast, with an aggregate of 88,226,945 votes cast in favor of the approval of the LTPEP II and 7,468,001 votes against. There were 1,573,295 abstentions. There were no broker non-votes.

3.	Concerning the motion to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year 2008, there was a total of 97,268,241 votes cast, with an aggregate of 94,307,690 votes cast in favor of ratification of such appointment and 1,812,929 votes against. There were 1,147,622 abstentions. There were no broker non-votes.

Item 6.	Exhibits

Exhibits:

10.1	-	Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated effective July 2, 2008.

10.2	-	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.3	-	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.4	-	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.5	-	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.6	-	Form of Stock Option Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.7	-	Sunoco, Inc. Pension Restoration Plan, as amended and restated effective June 1, 2008.

10.8	-	Sunoco, Inc. Executive Incentive Plan, as amended and restated effective July 2, 2008.

10.9	-	Sunoco, Inc. Executive Retirement Plan, as amended and restated effective June 1, 2008.

10.10	-	Form of Second Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company.

10.11	-	Amended Schedule to the Forms of Indemnification Agreement.

10.12	-	Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of November 1, 2007, including Amended Schedule 2.1.

10.13	-	Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of November 1, 2007, including Amended Schedule 2.1.

12	-	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 2008.

31.1	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date: August 7, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit
10.1	Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated effective July 2, 2008.

10.2	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.3	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.4	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.5	Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.6	Form of Stock Option Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.7	Sunoco, Inc. Pension Restoration Plan, as amended and restated effective June 1, 2008.

10.8	Sunoco, Inc. Executive Incentive Plan, as amended and restated effective July 2, 2008.

10.9	Sunoco, Inc. Executive Retirement Plan, as amended and restated effective June 1, 2008.

10.10	Form of Second Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company.

10.11	Amended Schedule to the Forms of Indemnification Agreement.

10.12	Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of November 1, 2007, including Amended Schedule 2.1.

10.13	Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of November 1, 2007, including Amended Schedule 2.1.

12	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Six-Month Period Ended June 30, 2008.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.