Form 10-Q
period 2008-09-30
SUNOCO INC
filed 2008-11-06
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At September 30, 2008, there were 116,862,264 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Nine Months Ended September 30
	2008	2007
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$44,949	$31,334
Interest income	16	16
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	151
Other income, net (Notes 2 and 3)	41	65

	45,006	31,566

COSTS AND EXPENSES
Cost of products sold and operating expenses	41,041	26,931
Consumer excise taxes	1,870	1,983
Selling, general and administrative expenses (Note 2)	655	678
Depreciation, depletion and amortization	381	355
Payroll, property and other taxes	115	103
Provision for asset write-downs and other matters (Note 6)	(1)	—
Interest cost and debt expense	83	96
Interest capitalized	(26)	(19)

	44,118	30,127

Income before income tax expense	888	1,439
Income tax expense (Note 3)	316	539

NET INCOME	$572	$900

Earnings per share of common stock:
Basic	$4.89	$7.48
Diluted	$4.88	$7.46
Weighted-average number of shares outstanding (Notes 4 and 8):
Basic	117.0	120.4
Diluted	117.1	120.7
Cash dividends paid per share of common stock (Note 8)	$.875	$.80

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended September 30
	2008	2007
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$16,092	$11,475
Interest income	4	7
Other income, net (Notes 2 and 3)	13	15

	16,109	11,497

COSTS AND EXPENSES
Cost of products sold and operating expenses	14,155	10,078
Consumer excise taxes	645	673
Selling, general and administrative expenses (Note 2)	235	221
Depreciation, depletion and amortization	129	123
Payroll, property and other taxes	39	36
Provision for asset write-downs and other matters (Note 6)	17	—
Interest cost and debt expense	27	29
Interest capitalized	(9)	(5)

	15,238	11,155

Income before income tax expense	871	342
Income tax expense (Note 3)	322	126

NET INCOME	$549	$216

Earnings per share of common stock:
Basic	$4.70	$1.82
Diluted	$4.70	$1.81
Weighted-average number of shares outstanding (Notes 4 and 8):
Basic	116.9	119.0
Diluted	116.9	119.2
Cash dividends paid per share of common stock (Note 8)	$.30	$.275

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At September 30 2008	At December 31 2007
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$327	$648
Accounts and notes receivable, net	3,248	2,710
Inventories:
Crude oil	300	341
Petroleum and chemical products	615	647
Materials, supplies and other	193	162
Deferred income taxes	132	130

Total Current Assets	4,815	4,638

Investments and long-term receivables	171	175
Properties, plants and equipment	12,216	11,466
Less accumulated depreciation, depletion and amortization	4,677	4,427

Properties, plants and equipment, net	7,539	7,039
Deferred charges and other assets	513	574

Total Assets	$13,038	$12,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,840	$4,812
Accrued liabilities (Note 6)	616	631
Short-term borrowings (Note 5)	103	—
Current portion of long-term debt	148	4
Taxes payable	259	193

Total Current Liabilities	5,966	5,640
Long-term debt (Note 5)	1,483	1,724
Retirement benefit liabilities (Note 7)	506	525
Deferred income taxes	1,116	1,027
Other deferred credits and liabilities (Note 6)	550	538
Commitments and contingent liabilities (Note 6)
Minority interests (Note 2)	444	439
Shareholders’ equity (Note 8)	2,973	2,533

Total Liabilities and Shareholders’ Equity	$13,038	$12,426

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Nine Months Ended September 30
	2008	2007
	(UNAUDITED)
INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$572	$900
Adjustments to reconcile net income to net cash provided by operating activities:
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2)	—	(151)
Provision for asset write-downs and other matters	(1)	—
Depreciation, depletion and amortization	381	355
Deferred income tax expense	71	153
Minority interest share of Sunoco Logistics Partners L.P. income	61	40
Payments less than (in excess of) expense for retirement plans	5	(49)
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(489)	(253)
Inventories	42	(226)
Accounts payable and accrued liabilities	(7)	495
Taxes payable	66	7
Other	37	(14)

Net cash provided by operating activities	738	1,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(892)	(876)
Proceeds from divestments	15	46
Other	36	(30)

Net cash used in investing activities	(841)	(860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	—	(25)
Net proceeds from issuance of long-term debt	121	244
Repayments of long-term debt	(115)	(167)
Cash distributions to investors in cokemaking operations	(26)	(19)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(45)	(41)
Cash dividend payments	(102)	(97)
Purchases of common stock for treasury	(49)	(300)
Proceeds from issuance of common stock under management incentive plans	—	6
Other	(2)	2

Net cash used in financing activities	(218)	(397)

Net decrease in cash and cash equivalents	(321)	—
Cash and cash equivalents at beginning of period	648	263

Cash and cash equivalents at end of period	$327	$263

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain related to Sunoco Logistics Partners L.P.’s prior issuance of limited partnership units, the gains related to an insurance recovery and certain income tax matters, and the provision for asset write-downs (Notes 2, 3 and 6). Results for the three and nine months ended September 30, 2008 are not necessarily indicative of results for the full-year 2008.

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

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	Nine Months Ended September 30
	2008	2007
Balance at beginning of year	$83	$102
Nonconventional fuel credit and other tax benefits	—	(16)
Preferential return	—	16
Minority interest share of income	13	—
Cash distributions to third-party investors	(26)	(19)

Balance at end of period	$70	$83

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

The Company indemnifies third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes the possibility is remote that it will be required to do so, at September 30, 2008, the maximum potential payment under these tax indemnifications would have been approximately $180 million.

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

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	Nine Months Ended September 30
	2008	2007
Balance at beginning of year	$356	$503
Gain recognized in income related to prior issuance of the Partnership’s limited partnership units	—	(151)
Minority interest share of income*	61	40
Increase attributable to Partnership management incentive plan	2	2
Cash distributions to third-party investors**	(45)	(41)

Balance at end of period	$374	$353

*	Included in selling, general and administrative expenses in the condensed consolidated statements of income.
**	During 2007 and the first nine months of 2008, the Partnership increased its quarterly cash distribution per unit from $.8125 to $.965.

3.	Income Tax Matters.

During the second quarter of 2008, Sunoco settled economic nexus issues pertaining to certain state corporate income tax returns filed for prior years. In connection with this settlement, a $6 million pretax gain ($10 million after tax) was recognized in other income, net, in the condensed consolidated statement of income for the nine months ended September 30, 2008. In addition, as a result of the settlement, unrecognized tax benefits decreased $13 million in the second quarter of 2008. At September 30, 2008 and December 31, 2007, unrecognized tax benefits totaled $55 and $69 million, respectively. The Company’s federal income tax returns have been examined by the Internal Revenue Service for all years through 2004. It is reasonably possible that a federal examination for the years 2005 and 2006 will be completed within the next twelve months. If the examination was to be completed and settled, the Company anticipates that the total amount of unrecognized tax benefits could decrease by approximately $35 million as a result of the settlement of certain tax depreciation, manufacturing deduction and inventory-related matters.

4.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Weighted-average number of common shares outstanding – basic	117.0	120.4	116.9	119.0
Add effect of dilutive stock incentive awards	.1	.3	—	.2

Weighted-average number of shares - diluted	117.1	120.7	116.9	119.2

5.	Floating-Rate Notes.

The Company has $103 million of floating-rate notes due in 2034, which are remarketed on a weekly basis. Although the Company intends to continue remarketing these notes, there is uncertainty as to whether such efforts will continue to be successful in the current market environment. In October 2008, the Company repurchased $28 million of these notes which could not be remarketed at such time while retaining the right to remarket them in the future. In the event that the remaining notes cannot be successfully remarketed, it is possible that the Company may choose to repurchase them rather than refinance them on a long-term basis. As a result, the $103 million of floating-rate notes have been reclassified from long-term debt to short-term borrowings in the condensed consolidated balance sheet at September 30, 2008.

6.	Commitments and Contingent Liabilities.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At September 30 2008	At December 31 2007
Accrued liabilities	$36	$39
Other deferred credits and liabilities	86	83

	$122	$122

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2007	$34	$69	$3	$12	$2	$1	$121
Accruals	10	15	1	4	1	—	31
Payments	(8)	(15)	(1)	(4)	(1)	—	(29)
Other	—	—	—	—	1	—	1

Balance at September 30, 2007	$36	$69	$3	$12	$3	$1	$124

Balance at January 1, 2008	$35	$67	$4	$12	$3	$1	$122
Accruals	8	16	—	1	2	—	27
Payments	(9)	(16)	—	(3)	(2)	—	(30)
Other	1	2	—	—	—	—	3

Balance at September 30, 2008	$35	$69	$4	$10	$3	$1	$122

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At September 30, 2008, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $105 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of September 30, 2008, Sunoco had been named as a PRP at 41 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $8 million at September 30, 2008. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $14 million at September 30, 2008 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Regulatory Matters

In May 2004, the U.S. Environmental Protection Agency (“EPA”) adopted a rule under the Clean Air Act (which relates to emissions of materials into the air) which is phasing in limitations on the sulfur content of off-road diesel fuel that began in June 2007. This rule also provides for banking and trading credit systems. The ultimate impact of this rule, which largely relates to operations at Sunoco’s Tulsa refinery, may depend upon the effectiveness of the credit systems, Sunoco’s flexibility to modify its production slate and the impact on any capital expenditures of technology selection, permitting requirements and construction schedules, as well as any effect on prices created by the changes in the level of off-road diesel fuel production.

In connection with the phase-in of these off-road diesel fuel rules, Sunoco had initiated an approximately $400 million capital project at the Tulsa refinery, which included a new 24 thousand barrels-per-day hydrotreating unit, sulfur recovery unit and tail gas treater. In August 2008, Sunoco elected not to proceed with this project and, as a result, recorded a $17 million provision ($10 million after tax) to write-off the expenditures incurred to date to construct these facilities. This charge is reflected in provision for asset write-downs and other matters in the condensed consolidated statements of income. In connection with its decision not to proceed with this project, in the third quarter of 2008, the Company increased its accrual for sulfur credits by $26 million ($16 million after tax), which relates primarily to production at this facility during the first nine months of 2008. Sunoco is currently continuing to pursue the potential sale of the Tulsa refinery.

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

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline are defendants in approximately 27 lawsuits in 4 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

In December 2007, Sunoco, along with other refiners, entered into a settlement in principle pertaining to certain other MTBE cases, including 53 in which Sunoco was a defendant. The settlement required a cash payment by the group of settling refiner defendants of approximately $422 million (which included attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. The Company established a $28 million accrual ($17 million after tax), representing its allocation percentage of the settlement, in the fourth quarter of 2007 and recognized an $18 million gain ($11 million after tax) in the second quarter of 2008 in connection with an insurance recovery, both of which are reflected in provision for asset write-downs and other matters in the consolidated statements of income. Sunoco made a cash payment of approximately $28 million in October 2008. The proceeds of the insurance settlement will be recovered by Sunoco during the fourth quarter of 2008.

The majority of the remaining MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Discovery is proceeding in all of these cases. Two of the cases are scheduled to proceed to trial in January 2009 and a third case is listed for trial in June 2009. Sunoco is a defendant in all three of these cases. Sunoco recently participated in a settlement mediation relating to MTBE cases in the Fort Montgomery, NY area which include the two cases scheduled for trial in January 2009 and two state cases. Sunoco reached a tentative settlement with the plaintiffs, which is contingent upon approval by all plaintiffs who were not present at the mediation and by the town of Highlands. The impact of the settlement was not material.

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at September 30, 2008 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2008. Furthermore, management does not believe that the overall costs for environmental remediation activities will have a material impact over an extended period of time on Sunoco’s cash flows or liquidity.

7.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Nine Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Service cost (cost of benefits earned during the year)	$36	$38	$7	$7
Interest cost on benefit obligations	61	62	19	19
Expected return on plan assets	(80)	(73)	—	—
Amortization of:
Prior service cost (benefit)	1	1	(1)	(1)
Actuarial losses	10	24	1	2
Special termination benefits and settlement losses	5	2	—	—

Total expense	$33	$54	$26	$27

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Service cost (cost of benefits earned during the year)	$12	$13	$3	$2
Interest cost on benefit obligations	21	21	6	7
Expected return on plan assets	(27)	(25)	—	—
Amortization of:
Prior service cost (benefit)	—	—	—	—
Actuarial losses	2	8	—	—
Special termination benefits and settlement losses	5	—	—	—

Total expense	$13	$17	$9	$9

8.	Shareholders’ Equity.

	At September 30 2008	At December 31 2007
	(Millions of Dollars)
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,664	1,662
Retained earnings	5,842	5,372
Accumulated other comprehensive loss	(175)	(193)
Common stock held in treasury, at cost	(4,639)	(4,589)

Total	$2,973	$2,533

During the first nine months of 2008, the Company repurchased 782 thousand shares of its common stock for $49 million. At September 30, 2008, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock from time to time depending on prevailing market conditions and available cash.

The Company increased the quarterly cash dividend paid on common stock from $.25 per share ($1.00 per year) to $.275 per share ($1.10 per year) beginning with the second quarter of 2007 and then to $.30 per share ($1.20 per year) beginning with the second quarter of 2008.

9.	Comprehensive Income.

The following table sets forth Sunoco’s comprehensive income (in millions of dollars):

	Nine Months Ended September 30		Three Months Ended September 30
	2008	2007	2008	2007
Net income	$572	$900	$549	$216
Other comprehensive income, net of related income taxes:
Reclassification to earnings of:
Actuarial loss amortization	7	16	2	5
Prior service cost amortization	—	—	—	—
Settlement losses	3	—	3	—
Net hedging gains (losses)	(29)	(49)	44	(3)
Reclassifications of net hedging (gains) losses to earnings	44	10	(3)	1
Net increase (decrease) in unrealized gain on available-for-sale securities	(7)	6	(2)	1

Comprehensive income	$590	$883	$593	$220

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

Sunoco is exposed to credit risk in the event of nonperformance by derivative counterparties. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached. As a result, the Company had no significant derivative counterparty credit exposure at September 30, 2008.

As a result of increases in the price of gasoline, the fair value of the fixed-price gasoline contracts decreased $49 and $62 million ($29 and $37 million after tax) in the first nine months of 2008 and 2007, respectively. As these derivative contracts have been designated as cash flow hedges, these decreases in fair value are not initially included in earnings but rather are reflected in the net hedging losses component of comprehensive income in the table above. The fair value of these contracts at the time the positions are closed is recognized in earnings when the hedged items are recognized in earnings, with Sunoco’s margin reflecting the differential between the gasoline sales prices hedged to a fixed price and the cost of fixed-price ethanol purchases. Net gains (losses) totaling $(69) and $2 million ($(41) and $1 million after tax) were reclassified to earnings in the first nine months of 2008 and 2007, respectively, when these hedged items were recognized in earnings.

10.	Fair Value Measurements.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2008 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents*	$279	$—	$—	$279
Available-for-sale securities (Note 9)	9	9	—	18
Derivative contract hedging gains (Note 9)	3	48	—	51

	$291	$57	$—	$348

Liabilities:
Derivative contract hedging losses (Note 9)	$8	$50	$—	$58

	$8	$50	$—	$58

*	Consists of time deposits of $50 million or less per financial institution.

The Company is currently evaluating the impact on its financial statements of the remaining provisions of SFAS No. 157 pertaining to measurements of certain nonfinancial assets and liabilities, which must be implemented effective January 1, 2009.

In addition, in February 2007, Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), was issued and became effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other eligible items at fair value that were not previously required to be measured at fair value, with unrealized gains and losses on such items reported in earnings. The Company did not elect the use of fair value measurements for any items under SFAS No. 159 as of September 30, 2008.

11.	Business Segment Information.

The following tables set forth certain income statement information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Nine Months Ended September 30, 2008	Unaffiliated Customers	Inter- segment
Refining and Supply	$22,211	$11,875	$333
Retail Marketing	13,317	—	98
Chemicals	2,458	—	40
Logistics	6,386	2,149	56
Coke	577	8	77
Corporate and Other	—	—	(32	)*

Consolidated	$44,949		$572

Nine Months Ended September 30, 2007
Refining and Supply	$14,527	$8,779	$729
Retail Marketing	10,545	—	68
Chemicals	2,064	—	28
Logistics	3,833	1,279	33
Coke	365	8	31
Corporate and Other	—	—	11	**

Consolidated	$31,334		$900

*	Consists of $26 million of after-tax corporate expenses, $17 million of after-tax net financing expenses and other, an $11 million after-tax gain related to an insurance recovery, a $10 million after-tax gain related to income tax matters and a $10 million after-tax provision for asset write-downs related to a capital project which the Company has elected not to complete (Notes 3 and 6).
**	Consists of $44 million of after-tax corporate expenses, $35 million of after-tax net financing expenses and other and a $90 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 2).

	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)
Three Months Ended September 30, 2008	Unaffiliated Customers	Inter- segment
Refining and Supply	$8,209	$4,182	$424
Retail Marketing	4,705	—	72
Chemicals	886	—	19
Logistics	2,069	759	20
Coke	223	2	29
Corporate and Other	—	—	(15	)*

Consolidated	$16,092		$549

Three Months Ended September 30, 2007
Refining and Supply	$5,455	$3,079	$171
Retail Marketing	3,663	—	31
Chemicals	732	—	13
Logistics	1,496	438	14
Coke	129	3	7
Corporate and Other	—	—	(20	)**

Consolidated	$11,475		$216

*	Consists of $(2) million of after-tax corporate expenses (benefit), which includes an $11 million favorable income tax consolidation adjustment, as well as $7 million of after-tax net financing expenses and other and a $10 million after-tax provision for asset write-downs related to a capital project which the Company has elected not to complete (Note 6).
**	Consists of $11 million of after-tax corporate expenses and $9 million of after-tax net financing expenses and other.

12.	New Accounting Pronouncements.

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

SFAS No. 141R, SFAS No. 160 and SFAS No. 161 must be implemented effective January 1, 2009 and SFAS No. 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Sunoco is evaluating the impact of these new accounting pronouncements on its financial statements.

13.	Logistics Acquisition Agreement.

On April 28, 2008, Sunoco Logistics Partners L.P. entered into definitive agreements with affiliates of Exxon Mobil Corporation to acquire a 472-mile refined products pipeline system, six refined products terminal facilities with a combined storage capacity of approximately 1.2 million barrels and certain other related assets located in Texas for approximately $200 million. The transactions, which are subject to satisfaction of certain closing conditions, are expected to be completed in the fourth quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Nine Months Ended September 30		Variance
	2008	2007
	(Millions of Dollars)
Refining and Supply	$333	$729	$(396)

Retail Marketing	98	68	30

Chemicals	40	28	12

Logistics	56	33	23

Coke	77	31	46

Corporate and Other:

Corporate expenses	(26)	(44)	18

Net financing expenses and other	(17)	(35)	18

Asset write-downs and other matters	1	—	1

Income tax matters	10	—	10

Issuance of Sunoco Logistics Partners L.P. limited partnership units	—	90	(90)

Consolidated net income	$572	$900	$(328)

Analysis of Earnings Profile of Sunoco Businesses

In the nine-month period ended September 30, 2008, Sunoco earned $572 million, or $4.88 per share of common stock on a diluted basis, compared to $900 million, or $7.46 per share, in the first nine months of 2007.

The $328 million decrease in results in the first nine months of 2008 was primarily due to lower margins in Sunoco’s Refining and Supply business ($211 million). Also contributing to the decline in earnings were the absence of a gain recognized in 2007 related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units ($90 million), higher expenses ($117 million), lower production of refined products ($37 million), lower gains on asset divestments ($15 million), lower retail gasoline and distillate sales volumes ($16 million) and a provision for asset write-downs relating to a capital project which the Company has elected not to complete ($10 million). Partially offsetting these negative factors were higher average retail gasoline and distillate margins ($60 million); higher income attributable to Sunoco’s Coke ($46 million), Logistics ($23 million) and Chemicals ($12 million) businesses; lower net financing expenses ($18 million); and gains recognized in 2008 related to an insurance recovery ($11 million) and certain income tax matters ($10 million).

Refining and Supply

	For the Nine Months Ended September 30
	2008	2007
Income (millions of dollars)	$333	$729
Wholesale margin* (per barrel):
Total Refining and Supply	$8.51	$9.94
Northeast Refining	$8.70	$8.05
MidContinent Refining	$7.99	$15.37
Crude inputs as percent of crude unit rated capacity**	86%	91%
Throughputs (thousands of barrels daily):
Crude oil	782.5	818.3
Other feedstocks	83.3	79.0

Total throughputs	865.8	897.3

Products manufactured (thousands of barrels daily):
Gasoline	397.3	432.3
Middle distillates	317.2	304.1
Residual fuel	55.2	66.3
Petrochemicals	35.7	36.3
Lubricants	11.7	11.7
Other	80.6	79.6

Total production	897.7	930.3
Less: Production used as fuel in refinery operations	40.2	43.2

Total production available for sale	857.5	887.1

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects the impact of a 10 thousand barrels-per-day increase in crude unit capacity in MidContinent Refining in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.

Refining and Supply earned $333 million in the first nine months of 2008 versus $729 million in the first nine months of 2007. The $396 million decrease in results was primarily due to significantly lower realized margins ($211 million) and higher expenses ($140 million). Also contributing to the decline were lower production volumes ($37 million). The lower margins reflect the negative impact of much higher average crude oil costs and lower product demand than a year ago, especially for gasoline, and a $16 million after-tax charge for sulfur credits relating to production at the Tulsa refinery (see Note 6 to the condensed consolidated financial statements), while the higher expenses were largely the result of increased prices for purchased fuel and utilities. Production volumes decreased approximately 7.2 million barrels in the first nine months of 2008 compared to the year-ago period. Planned and unplanned maintenance work and economically driven rate reductions in the current period reduced production throughout the refining system, while production in the first nine months of 2007 was negatively impacted by major turnaround and expansion work at the Philadelphia refinery as well as downtime at the Tulsa and Marcus Hook refineries.

Retail Marketing

	For the Nine Months Ended September 30
	2008	2007
Income (millions of dollars)	$98	$68
Retail margin* (per barrel):
Gasoline	$5.20	$4.15
Middle distillates	$5.95	$4.88
Sales (thousands of barrels daily):
Gasoline	288.5	303.2
Middle distillates	37.4	41.3

	325.9	344.5

Retail gasoline outlets	4,716	4,687

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $98 million in the first nine months of 2008 versus $68 million in the first nine months of 2007. The $30 million increase in earnings was primarily due to higher retail gasoline ($53 million) and distillate ($7 million) margins and lower expenses ($5 million), partially offset by lower retail gasoline ($12 million) and distillate ($4 million) sales volumes and lower divestment gains from the Retail Portfolio Management (“RPM”) program ($15 million), in part due to the recognition in the third quarter of 2008 of impairment losses and associated costs totaling $5 million after tax on certain properties held for sale at September 30, 2008. The Company anticipates that the future gains to be recognized from the divestment of sites under the RPM program will exceed the impairment losses and associated costs recognized during the quarter.

Chemicals

	For the Nine Months Ended September 30
	2008		2007
Income (millions of dollars)	$40		$28
Margin* (cents per pound):
All products**	10.6	¢	10.1	¢
Phenol and related products	9.1	¢	8.6	¢
Polypropylene**	12.5	¢	11.9	¢
Sales (millions of pounds):
Phenol and related products	1,797		1,869
Polypropylene	1,662		1,747
Other	57		61

	3,516		3,677

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $40 million in the first nine months of 2008 versus $28 million in the first nine months of 2007. The $12 million increase in earnings was due primarily to higher margins ($13 million) and lower expenses ($12 million), partially offset by lower sales volumes ($11 million). The lower expenses during the first nine months of 2008 were largely due to the transfer of cumene and propylene splitter assets to Refining and Supply, effective January 1, 2008.

Logistics

Sunoco’s Logistics segment earned $56 million in the first nine months of 2008 versus $33 million in the prior year period. The $23 million increase was due to earnings from Sunoco Logistics Partners L.P. primarily resulting from increased pipeline fees and higher lease acquisition margins in its western pipeline system. Also contributing to the increase were higher earnings from the eastern pipeline system and terminalling operations.

On April 28, 2008, Sunoco Logistics Partners L.P. entered into definitive agreements with affiliates of Exxon Mobil Corporation to acquire a 472-mile refined products pipeline system, six refined products terminal facilities with a combined storage capacity of approximately 1.2 million barrels and certain other related assets located in Texas for approximately $200 million. The transactions, which are subject to satisfaction of certain closing conditions, are expected to be completed in the fourth quarter of 2008.

Coke

Coke earned $77 million in the nine-month period ended September 30, 2008 versus $31 million in the first nine months of 2007. The $46 million increase in earnings was due primarily to increased price realizations from coal and coke production and higher coke sales volumes at Jewell. Partially offsetting these positive factors were lower tax benefits from cokemaking operations and higher minority interest, selling, general and administrative and depreciation expenses. Beginning in 2008, most of the coke production at the Jewell cokemaking operation and all of the coke production at the Indiana Harbor cokemaking operation are no longer eligible to generate nonconventional fuel tax credits.

In February 2007, SunCoke Energy entered into an agreement with two affiliates of OAO Severstal under which a local affiliate of SunCoke Energy will build, own and operate a second 550 thousand tons-per-year cokemaking facility and associated cogeneration power plant at its Haverhill site. Limited operations from this cokemaking facility commenced in July 2008 with full operations expected in the first quarter of 2009. Total capital outlays for the project are estimated at $265 million, of which $239 million has been spent through September 30, 2008. In connection with this agreement, the customers agreed to purchase, over a 15-year period, a combined 550 thousand tons per year of coke from the cokemaking facility. In addition, the heat recovery steam generation associated with the cokemaking process will produce and supply steam to the 67 megawatt turbine, which will provide, on average, 46 megawatts of power into the regional power market. With the income attributable to this project and the anticipated impact of higher coal prices at Jewell in the fourth quarter of 2008, Coke’s income is expected to total approximately $110-$115 million after tax for the full-year 2008.

In February 2008, SunCoke Energy entered into an agreement with U.S. Steel under which SunCoke Energy will build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to U.S. Steel’s steelmaking facility in Granite City, Illinois. Construction of this facility, which is estimated to cost approximately $300 million, is currently underway and is expected to be completed in the fourth quarter of 2009. Expenditures through September 30, 2008 totaled $101 million. In connection with this agreement, U.S. Steel has agreed to purchase, over a 15-year period, such coke production as well as the steam generated from the heat recovery cokemaking process at this facility.

In March 2008, SunCoke Energy entered into an agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, Ohio steelmaking facility. These facilities, which are expected to cost approximately $350 million, will be capable of producing approximately 550 thousand tons of coke per year. In addition, the heat recovery steam generation associated with the cokemaking process will provide, on average, 46 megawatts of power into the regional power market. In connection with this agreement, which is contingent upon receipt of all necessary permits on terms acceptable to SunCoke Energy and available economic incentives, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities.

SunCoke Energy is currently discussing other opportunities for developing new heat recovery cokemaking facilities with several domestic and international steel companies. Such cokemaking facilities could be either wholly owned or owned through a joint venture with one or more parties. The steel company customers would be expected to purchase coke production under long-term contracts. The facilities will also generate steam, which is typically sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $26 million after tax in the first nine months of 2008 versus $44 million after tax in the first nine months of 2007. The $18 million decrease was primarily due to lower accruals for performance-related incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $17 million after tax in the current nine-month period versus $35 million after tax in the first nine months of 2007. The $18 million decrease was primarily due to lower interest expense ($4 million), higher capitalized interest ($5 million) and the absence of expense attributable to the preferential return of third-party investors in Sunoco’s Indiana Harbor cokemaking operations ($8 million). The preferential return period related to Indiana Harbor ended in the fourth quarter of 2007 (see Note 2 to the condensed consolidated financial statements).

Asset Write-Downs and Other Matters – During the third quarter of 2008, Sunoco elected not to proceed with a capital project at its Tulsa refinery and, in connection therewith, recorded a $10 million after-tax provision to write-off the expenditures incurred to date on this project. During the second quarter of 2008, Sunoco recognized an $11 million after-tax gain on an insurance recovery related to an MTBE litigation settlement (see Note 6 to the condensed consolidated financial statements).

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

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $45.01 billion in the first nine months of 2008 compared to $31.57 billion in the first nine months of 2007. The 43 percent increase was primarily due to higher refined product prices and higher crude oil prices in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses — Total pretax costs and expenses were $44.12 billion in the current nine-month period compared to $30.13 billion in the first nine months of 2007. The 46 percent increase was primarily due to higher crude oil and refined product acquisition costs. The higher acquisition costs were largely the result of price increases, partially offset by lower crude oil throughputs. Also contributing to the increase in pretax costs and expenses were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended September 30
	2008	2007	Variance
	(Millions of Dollars)
Refining and Supply	$424	$171	$253

Retail Marketing	72	31	41

Chemicals	19	13	6

Logistics	20	14	6

Coke	29	7	22

Corporate and Other:

Corporate expenses	2	(11)	13

Net financing expenses and other	(7)	(9)	2

Asset write-downs and other matters	(10)	—	(10)

Consolidated net income	$549	$216	$333

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended September 30, 2008, Sunoco earned $549 million, or $4.70 per share of common stock on a diluted basis, compared to $216 million, or $1.81 per share, in the third quarter of 2007.

The $333 million increase in results in the third quarter of 2008 was primarily due to higher margins in Sunoco’s Refining and Supply ($352 million) and Retail Marketing ($59 million) businesses, higher income attributable to Sunoco’s Coke ($22 million), Logistics ($6 million) and Chemicals ($6 million) businesses and a favorable income tax consolidation adjustment in the third quarter of 2008 ($11 million). Partially offsetting these increases in earnings were higher expenses ($44 million), lower production of refined products ($48 million), lower gains on asset divestments ($6 million), lower retail gasoline sales volumes ($7 million) and a provision for asset write-downs relating to a capital project which the Company has elected not to complete ($10 million).

Refining and Supply

	For the Three Months Ended September 30
	2008	2007
Income (millions of dollars)	$424	$171
Wholesale margin* (per barrel):
Total Refining and Supply	$14.72	$8.06
Northeast Refining	$15.20	$6.35
MidContinent Refining	$13.41	$13.10
Crude inputs as percent of crude unit rated capacity**	88%	96%
Throughputs (thousands of barrels daily):
Crude oil	803.6	873.1
Other feedstocks	89.4	79.1

Total throughputs	893.0	952.2

Products manufactured (thousands of barrels daily):
Gasoline	404.8	456.9
Middle distillates	331.1	329.0
Residual fuel	58.1	73.2
Petrochemicals	38.5	37.7
Lubricants	11.6	11.1
Other	81.1	80.4

Total production	925.2	988.3
Less: Production used as fuel in refinery operations	41.3	45.5

Total production available for sale	883.9	942.8

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects the impact of a 10 thousand barrels-per-day increase in crude unit capacity in MidContinent Refining in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.

Refining and Supply earned $424 million in the third quarter of 2008 versus $171 million in the third quarter of 2007. The $253 million increase in results was primarily due to higher realized margins ($352 million), partially offset by higher expenses ($44 million) and lower production volumes ($48 million). The higher margins primarily resulted from tighter product markets following storms in the U.S. Gulf Coast region, partially offset by a $16 million after-tax charge for sulfur credits relating to production at the Tulsa refinery (see Note 6 to the condensed consolidated financial statements). The higher expenses were largely the result of increased prices for purchased fuel and utilities. Production volumes decreased approximately 5.4 million barrels in the third quarter of 2008 compared to the year-ago period primarily due to economically driven rate reductions.

Retail Marketing

	For the Three Months Ended September 30
	2008	2007
Income (millions of dollars)	$72	$31
Retail margin* (per barrel):
Gasoline	$7.85	$4.68
Middle distillates	$5.94	$3.41
Sales (thousands of barrels daily):
Gasoline	287.0	302.9
Middle distillates	37.3	37.3

	324.3	340.2

Retail gasoline outlets	4,716	4,687

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $72 million in the current quarter versus $31 million in the third quarter of 2007. The $41 million increase in earnings was primarily due to higher average retail gasoline ($54 million) and distillate ($5 million) margins, partially offset by lower retail gasoline sales volumes ($7 million) and lower divestment gains attributable to the Retail Portfolio Management program ($6 million), largely attributable to the recognition in the third quarter of 2008 of impairment losses and associated costs totaling $5 million after tax.

Chemicals

	For the Three Months Ended September 30
	2008		2007
Income (millions of dollars)	$19		$13
Margin* (cents per pound):
All products**	12.0	¢	10.0	¢
Phenol and related products	10.6	¢	8.7	¢
Polypropylene**	14.0	¢	11.7	¢
Sales (millions of pounds):
Phenol and related products	607		633
Polypropylene	531		623
Other	14		19

	1,152		1,275

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals earned $19 million in the third quarter of 2008 versus $13 million in the third quarter of 2007. The $6 million increase in earnings was due primarily to higher margins ($16 million), partially offset by lower sales volumes ($9 million).

Logistics

Sunoco’s Logistics segment earned $20 million in the third quarter of 2008 versus $14 million in the third quarter of 2007. The $6 million increase was due to earnings from Sunoco Logistics Partners L.P. primarily resulting from increased pipeline fees and higher lease acquisition margins in its western pipeline system. Also contributing to the increase were higher earnings from the eastern pipeline system and terminalling operations.

Coke

Coke earned $29 million in the third quarter of 2008 versus $7 million in the third quarter of 2007. The $22 million increase in earnings was due primarily to increased price realizations from coal and coke production and higher coke sales volumes at Jewell, partially offset by higher minority interest expense.

Corporate and Other

Corporate Expenses – Corporate administrative expenses (income) were $(2) million after tax in the third quarter of 2008 versus $11 million after tax in the third quarter of 2007. The $13 million decrease in expenses was primarily due to an $11 million favorable income tax consolidation adjustment in the third quarter of 2008. This adjustment essentially reversed unfavorable adjustments recorded in the first half of the year.

Net Financing Expenses and Other – Net financing expenses and other were $7 million after tax in the third quarter of 2008 versus $9 million after tax in the third quarter of 2007. The $2 million decrease was primarily due to higher capitalized interest ($3 million) and the absence of expense attributable to the preferential return of third-party investors in Sunoco’s Indiana Harbor cokemaking operations ($2 million), partially offset by lower interest income ($3 million).

Asset Write-Downs and Other Matters – During the third quarter of 2008, Sunoco elected not to proceed with a capital project at its Tulsa refinery and, in connection therewith, recorded a $10 million after-tax provision to write-off the expenditures incurred to date on this project (see Note 6 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Income

Revenues — Total revenues were $16.11 billion in the third quarter of 2008 compared to $11.50 billion in the third quarter of 2007. The 40 percent increase was primarily due to higher refined product prices and higher crude oil prices in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses — Total pretax costs and expenses were $15.24 billion in the current three-month period compared to $11.16 billion in the third quarter of 2007. The 37 percent increase was primarily due to higher crude oil and refined product acquisition costs. The higher acquisition costs were largely the result of price increases, partially offset by lower crude oil throughputs. Also contributing to the increase in pretax costs and expenses were higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At September 30, 2008, Sunoco had cash and cash equivalents of $327 million compared to $648 million at December 31, 2007 and had a working capital deficit of $1,151 million compared to a working capital deficit of $1,002 million at December 31, 2007. The $321 million decrease in cash and cash equivalents was due to an $841 million net use of cash in investing activities and a $218 million net use of cash in financing activities, partially offset by $738 million of net cash provided by operating activities (“cash generation”). Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at September 30, 2008 by $4,171 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Certain recent legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

In the first nine months of 2008, Sunoco’s cash generation was $738 million compared to $1,257 million in the first nine months of 2007. This $519 million decrease in cash generation was primarily due to lower operating results and an increase in working capital levels pertaining to operating activities.

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

The Company has a $1.3 billion revolving credit facility with a syndicate of 18 participating banks (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. In September 2008, Lehman Brothers, one of the participating banks with a commitment under the Facility amounting to $20.0 million, declared bankruptcy and the Company believes Lehman Brothers will not fund its loan commitment. In October 2008, Wachovia, another participant with a $75.5 million commitment, agreed to be acquired by Wells Fargo after experiencing significant financial difficulties. The Company can make no assurances that this transaction will close. However, the Company believes that Wells Fargo will honor Wachovia’s commitment under the Facility, if this proposed acquisition occurs. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At September 30, 2008, the Company’s tangible net worth was $3.2 billion and its targeted tangible net worth was $1.8 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At September 30, 2008, this ratio was .30 to 1. At September 30, 2008, the Facility was being used to support $103 million of floating-rate notes due in 2034.

The $103 million of floating-rate notes are remarketed on a weekly basis. Although the Company intends to continue remarketing these notes, there is uncertainty as to whether such efforts will continue to be successful in the current market environment. In October 2008, the Company repurchased $28 million of these notes which could not be remarketed at such time while retaining the right to remarket them in the future. In the event that the remaining notes cannot be successfully remarketed, it is possible that the Company may choose to repurchase them rather than refinance them on a long-term basis. As a result, the $103 million of floating-rate notes have been reclassified from long-term debt to short-term borrowings in the condensed consolidated balance sheet at September 30, 2008. Any inability to remarket these notes would have no impact on the Company’s liquidity as they currently represent a reduction in available funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility with a syndicate of 10 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. In September 2008, Lehman Brothers, one of the participating banks with a commitment under the facility amounting to $5 million, declared bankruptcy and the Partnership believes Lehman Brothers will not fund its future loan commitment. In October 2008, Wachovia, another participant with a $40 million commitment, agreed to be acquired by Wells Fargo after experiencing significant financial difficulties. The Partnership can make no assurances that this transaction will close. However, the Partnership believes that Wells Fargo will honor Wachovia’s commitment under the facility if this proposed acquisition occurs. Amounts outstanding under this facility totaled $101 and $91 million at September 30, 2008 and December 31, 2007, respectively. The facility is expected to be used to initially fund the Partnership’s pending refined product pipeline system acquisition in Texas. The facility contains a covenant requiring the Partnership to maintain a ratio of up to 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). At September 30, 2008, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.1 to 1. In connection with the pipeline system acquisition, the Partnership entered into an additional $100 million 364-day revolving credit facility in May 2008, which is available to fund the same activities as under its $400 million revolving credit facility. In the event the acquisition is terminated, this new facility will be terminated. The new facility contains the same covenant requirement as the $400 million revolving credit facility. At September 30, 2008, there were no outstanding borrowings under the 364-day credit facility.

In August 2008, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), entered into a 364-day accounts receivable securitization facility, which permits borrowings and supports the issuance of letters of credit by SRC up to a total of $200 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At September 30, 2008, there were no borrowings under the receivables facility.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At September 30 2008	At December 31 2007
Short-term borrowings	$103	$—
Current portion of long-term debt	148	4
Long-term debt	1,483	1,724

Total debt*	$1,734	$1,728

*	Includes $525 and $515 million at September 30, 2008 and December 31, 2007, respectively, attributable to Sunoco Logistics Partners L.P.

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

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Ten Months Ended October 31, 2008	Year Ended December 31, 2007
Market value of investments at beginning of period	$1,315	$1,287
Increase (reduction) in market value of investments resulting from:
Net investment income (loss)	(332)	75
Company contributions	8	100
Plan benefit payments	(122)	(147)

	$869	$1,315

As a result of the poor performance of the financial markets during the first ten months of 2008, the estimated projected benefit obligation of the Company’s defined benefit plans at October 31, 2008 exceeds the market value of the plan assets by approximately $270 million. It is likely that the Company will be required to recognize a charge to the accumulated other comprehensive loss component of shareholders’ equity at December 31, 2008 and that additional contributions to the plans will be necessary as a result of the financial market performance. However, due to uncertainty about the factors impacting these computations, including the performance of plan investments over the remainder of the year and the impact of any changes in actuarial assumptions used to estimate the projected benefit obligation (primarily the discount rate), the amount of such charge and the level of contributions cannot be determined at this time. The Company estimates that if the investment return for the remainder of 2008 is zero and the discount rate assumption is 6.75 percent (increased from the 6.25 percent assumed at the preceding year end to reflect current market rates), an unfavorable after-tax adjustment of approximately $225 million would be required to the accumulated other comprehensive loss component of shareholders’ equity at December 31, 2008. In addition, the Company would likely make contributions of approximately $200 million before September 15, 2009 to achieve the minimum funding requirements necessary to avoid any impact on the normal benefit provisions of the plans. The poor investment results for the plans during the first ten months of 2008 will also likely result in higher pension expense in the future due to lower expected returns on plan assets and higher amortization of actuarial losses. Based on the assumptions used above for November and December of 2008, pension expense for 2009 would increase by approximately $20 million after tax.

DIVIDENDS AND SHARE REPURCHASES

The Company increased the quarterly cash dividend paid on common stock from $.25 per share ($1.00 per year) to $.275 per share ($1.10 per year) beginning with the second quarter of 2007 and then to $.30 per share ($1.20 per year) beginning with the second quarter of 2008.

During the first nine months of 2008, the Company repurchased 782 thousand shares of its common stock for $49 million. At September 30, 2008, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock from time to time depending on prevailing market conditions and available cash (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of recently issued accounting pronouncements requiring adoption subsequent to September 30, 2008, see Note 12 to the condensed consolidated financial statements.

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

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with, major customers, suppliers, dealers, distributors or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In October 2008, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received notice from the U.S. Department of Justice (“DOJ”) that the U.S. Environmental Protection Agency (“EPA”) has referred to DOJ an enforcement action against Sunoco for alleged violations of the national emission standards for hazardous air pollutants (“NESHAP”) for benzene waste operations at Sunoco’s Eagle Point refinery. EPA is seeking a penalty in excess of $100 thousand.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline are defendants in approximately 27 lawsuits in 4 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

In December 2007, Sunoco, along with other refiners, entered into a settlement in principle pertaining to certain other MTBE cases, including 53 in which Sunoco was a defendant. The settlement required a cash payment by the group of settling refiner defendants of approximately $422 million

(which included attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. The Company established a $17 million after-tax accrual, representing its allocation percentage of the settlement, in the fourth quarter of 2007 and recognized an $11 million after-tax gain in the second quarter of 2008 in connection with an insurance recovery. Sunoco made a cash payment of approximately $28 million in October 2008. The proceeds of the insurance settlement will be recovered by Sunoco during the fourth quarter of 2008.

The majority of the remaining MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Discovery is proceeding in all of these cases. Two of the cases, Basso and Tonneson, are scheduled to proceed to trial in January 2009 and a third case, City of New York, is listed for trial in June 2009. Sunoco is a defendant in all three of these cases. Sunoco recently participated in a settlement mediation relating to MTBE cases in the Fort Montgomery, NY area which include Basso and Tonneson and two state cases, Abrevaya and Armstrong. Sunoco reached a tentative settlement with the plaintiffs, which is contingent upon approval by all plaintiffs who were not present at the mediation and by the town of Highlands. The impact of the settlement was not material.

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at September 30, 2008 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at September 30, 2008.

Item 1A.	Risk Factors

As required by Securities and Exchange Commission regulations, a discussion of the significant risk factors facing Sunoco is included each year-end in the Company’s Form 10-K. The following discussion is an update to the risk factors disclosed in the Company’s 2007 Form 10-K:

From time to time, our cash needs may exceed our internally generated cash flow, and our business could be materially and adversely affected if we are unable to obtain the necessary funds from financing activities.

From time to time, we may need to supplement our cash generation with proceeds from financing activities. We have $1.8 billion of revolving credit facilities and a $200 million accounts receivable securitization facility which provide us with available financing to meet our cash needs. In September 2008, Lehman Brothers, one of the participating banks with an aggregate commitment under the revolving credit facilities totaling $25.0 million, declared bankruptcy and we believe Lehman Brothers will not fund its future loan commitments. In October 2008, Wachovia, another participant with a $115.5 million aggregate commitment under the revolving credit facilities, agreed to be acquired by Wells Fargo after experiencing significant financial difficulties. We can make no assurances that this transaction will close. However, we believe that Wells Fargo will honor Wachovia’s commitments under the facilities if this proposed acquisition occurs. Furthermore, in light of this uncertainty and the volatile current market environment, we can make no assurances that we will be able to obtain the full amount of the funds available under these facilities to satisfy our cash requirements. Our failure to do so could have a material adverse effect on our business.

Any reduction in our credit ratings or in the Partnership’s credit ratings could materially and adversely affect our business, financial condition, liquidity or ability to raise capital, and results of operations.

We currently maintain investment grade ratings by Fitch, Moody’s and S&P. (Ratings from credit agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.) We cannot provide assurance that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Specifically, if Fitch, Moody’s or S&P were to downgrade our long-term rating, particularly below investment grade, our borrowing costs would increase, which could adversely affect our ability to attract potential investors and our funding sources could decrease. In addition, we may not be able to obtain favorable credit terms from our suppliers or they may require us to provide collateral, letters of credit or other forms of security which would drive up our operating costs. As a result, a downgrade in our credit ratings could have a materially adverse impact on our future operations and financial position.

We maintain insurance against many, but not all, potential losses or liabilities arising from operating hazards in amounts that we believe to be prudent. Failure by one or more insurers to honor their coverage commitments for an insured event could materially and adversely affect our future cash flows, operating results and financial condition.

We maintain insurance against many, but not all, potential losses or liabilities arising from operating hazards in amounts that we believe to be prudent. Our insurance program includes a number of insurance carriers, including American International Group, or AIG, and its subsidiaries. Disruptions in the U.S. financial markets have resulted in the deterioration in the financial condition of many financial institutions, including insurance companies. We are not currently aware of any information which would indicate that any of our insurers are unlikely to perform in the event of a covered incident. However, in light of this uncertainty and the volatile current market environment, we can make no assurances that we will be able to obtain the full amount of our insurance coverage for insured events. Our failure to do so could have a material adverse effect on our future cash flows, operating results and financial condition.

There have been no other material changes to the risk factors faced by us since December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three-month period ended September 30, 2008. As of September 30, 2008, the Company had approximately $600 million of its common stock that may yet be purchased under a $1 billion share repurchase program. This program, which was approved by the Company’s Board of Director’s on September 7, 2006, has no stated expiration date.

Item 6.	Exhibits

Exhibits:

3(ii)	-	Sunoco, Inc. Bylaws, as amended and restated effective September 4, 2008 (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated September 9, 2008, File No. 1-6841).

10.1	-	Sunoco, Inc. Directors’ Deferred Compensation Plan I, as amended and restated effective September 4, 2008.

10.2	-	Sunoco, Inc. Directors’ Deferred Compensation Plan II, as amended and restated effective September 4, 2008.

10.3	-	Amended Schedule to the Forms of Indemnification Agreement.

10.4	-	Schedule 2.1 to the Deferred Compensation and Benefits Trust Agreement.

10.5	-	Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement.

12	-	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2008.

31.1	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date: November 6, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit
3(ii)	Sunoco, Inc. Bylaws, as amended and restated effective September 4, 2008 (incorporated by reference to Exhibit 3(ii) of the Company’s Current Report on Form 8-K dated September 9, 2008, File No. 1-6841).

10.1	Sunoco, Inc. Directors’ Deferred Compensation Plan I, as amended and restated effective September 4, 2008.

10.2	Sunoco, Inc. Directors’ Deferred Compensation Plan II, as amended and restated effective September 4, 2008.

10.3	Amended Schedule to the Forms of Indemnification Agreement.

10.4	Schedule 2.1 to the Deferred Compensation and Benefits Trust Agreement.

10.5	Schedule 2.1 to the Directors’ Deferred Compensation and Benefits Trust Agreement.

12	Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine-Month Period Ended September 30, 2008.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.