Form 10-K
period 2008-12-31
SUNOCO INC
filed 2009-02-25
CIK 95304

2008

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2008, the aggregate market value of voting stock held by non-affiliates was $4,729 million.

At January 30, 2009, there were 116,878,188 shares of Common Stock, $1 par value, outstanding.

Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008, are incorporated by reference in Part III of this Form 10-K.

PART I

ITEMS 1 AND 2.    BUSINESS AND PROPERTIES

Those statements in the Business and Properties discussion that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for a discussion of the factors that could cause actual results to differ materially from those projected.

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

The Company, through its subsidiaries, is principally a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels, lubricants and some petrochemicals. Sunoco’s chemical operations comprise the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The petroleum refining and marketing, chemicals and logistics operations are conducted principally in the eastern half of the United States. Sunoco’s cokemaking operations currently are conducted in Virginia, Indiana, Ohio and Vitória, Brazil. Sunoco intends to sell its Chemicals business if it can obtain an appropriate value.

The Company’s operations are organized into five business segments (Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke) plus a holding company and a professional services group. Sunoco, Inc., the holding company, is a non-operating parent company which includes certain corporate officers. The professional services group consists of a number of staff functions, including: finance; legal and risk management; materials management; human resources; information systems; health, environment and safety; facilities management; transaction processing; and government and public affairs. Costs incurred by the professional services group to provide these services are allocated to the five business segments and the holding company. This discussion of the Company’s business and properties reflects this organizational structure. For additional information regarding these business units, see Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the business segment information presented in Note 19 to the Consolidated Financial Statements (Item 8).

Sunoco owns and operates five refineries which are located in Marcus Hook, PA, Philadelphia, PA, Westville, NJ, Toledo, OH and Tulsa, OK. The refineries in Marcus Hook, Philadelphia, Westville (also known as Eagle Point) and Toledo produce principally fuels and commodity petrochemicals while the refinery in Tulsa emphasizes lubricants production with related fuels production being sold in the wholesale market. Sunoco intends to sell or convert the Tulsa refinery to a terminal by the end of 2009 (see “Refining and Supply” below).

Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise through a network of 4,720 retail outlets in 26 states primarily on the East Coast and in the Midwest United States. In 2008, the Company continued its Retail Portfolio Management program which selectively reduced its invested capital in Company-owned or leased sites, while retaining most of the gasoline sales volumes attributable to the divested sites (see “Retail Marketing” below).

*	In this report, the terms “Company” and “Sunoco” are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships.

Sunoco owns and operates facilities in Philadelphia, PA and Haverhill, OH, which produce phenol and acetone, and in LaPorte, TX, Neal, WV, Bayport, TX and Marcus Hook, PA, which produce polypropylene. Sunoco intends to permanently shut down the Bayport polypropylene facility no later than April 30, 2009 (see “Chemicals” below).

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

Sunoco, through SunCoke Energy, Inc. and its affiliates (individually and collectively, “SunCoke Energy”), makes high-quality, blast-furnace coke at its facilities in East Chicago, IN (Indiana Harbor), Vansant, VA (Jewell) and Franklin Furnace, OH (Haverhill), and produces metallurgical coal from mines in Virginia primarily for use at the Jewell cokemaking facility. SunCoke Energy is also the operator and has an equity interest in a facility in Vitória, Brazil (Vitória). An additional cokemaking facility is currently under construction in Granite City, IL which is expected to be completed in the fourth quarter of 2009 (see “Coke” below).

The following are separate discussions of Sunoco’s business segments.

Refining and Supply

The Refining and Supply business manufactures petroleum products, including gasoline, middle distillates (mainly jet fuel, heating oil and diesel fuel) and residual fuel oil as well as commodity petrochemicals, including olefins and their derivatives (ethylene, ethylene oxide polymers and refinery-grade propylene) and aromatics and their derivatives (benzene, cumene, cyclohexane, toluene and xylene) at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries, and sells these products to other Sunoco business units and to wholesale and industrial customers. This business also manufactures petroleum and lubricant products at the Tulsa refinery.

The Company’s refinery operations are comprised of Northeast Refining (the Marcus Hook, Philadelphia and Eagle Point refineries) and MidContinent Refining (the Toledo and Tulsa refineries). The following tables set forth information concerning the Company’s refinery operations over the last three years (in thousands of barrels daily and percentages):

2008	Northeast Refining	Mid- Continent Refining	Total
Crude Unit Capacity	655.0	255.0	910.0
Crude Inputs as Percent of Crude Unit Rated Capacity	87%	85%	86%
Conversion Capacity*	285.0	122.0	407.0
Conversion Capacity Utilized	88%	85%	87%
Throughputs:
Crude Oil	566.7	216.6	783.3
Other Feedstocks	75.7	9.1	84.8

Total Throughputs	642.4	225.7	868.1

Products Manufactured:
Gasoline	304.0	95.9	399.9
Middle Distillates	230.9	85.3	316.2
Residual Fuel	51.8	4.6	56.4
Petrochemicals	28.5	6.0	34.5
Lubricants	—	11.4	11.4
Other	50.6	31.5	82.1

Total Production	665.8	234.7	900.5
Less Production Used as Fuel in Refinery Operations	29.9	10.6	40.5

Total Production Available for Sale	635.9	224.1	860.0

*Represents capacity to upgrade lower-value, heavier petroleum products into higher-value, lighter products.

2007	Northeast Refining	Mid- Continent Refining	Total
Crude Unit Capacity*	655.0	255.0	910.0
Crude Inputs as Percent of Crude Unit Rated Capacity	93%	89%	92%
Conversion Capacity**	285.0	122.0	407.0
Conversion Capacity Utilized	92%	100%	94%
Throughputs:
Crude Oil	611.2	223.5	834.7
Other Feedstocks	70.2	9.8	80.0

Total Throughputs	681.4	233.3	914.7

Products Manufactured:
Gasoline	326.4	112.8	439.2
Middle Distillates	237.8	76.6	314.4
Residual Fuel	62.2	4.4	66.6
Petrochemicals	28.9	8.3	37.2
Lubricants	—	11.6	11.6
Other	49.3	31.1	80.4

Total Production	704.6	244.8	949.4
Less Production Used as Fuel in Refinery Operations	32.1	11.3	43.4

Total Production Available for Sale	672.5	233.5	906.0

*	Reflects a 10 thousand barrels-per-day increase in MidContinent Refining in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.
**	Reflects a 15 thousand barrels-per-day increase in Northeast Refining in May 2007 attributable to an expansion project at the Philadelphia refinery.

2006	Northeast Refining	Mid- Continent Refining	Total
Crude Unit Capacity	655.0	245.0	900.0
Crude Inputs as Percent of Crude Unit Rated Capacity	94%	92%	93%
Conversion Capacity*	270.0	122.0	392.0
Conversion Capacity Utilized	94%	96%	95%
Throughputs:
Crude Oil	616.1	224.5	840.6
Other Feedstocks	64.2	8.6	72.8

Total Throughputs	680.3	233.1	913.4

Products Manufactured:
Gasoline	323.5	112.7	436.2
Middle Distillates	230.2	75.3	305.5
Residual Fuel	69.8	4.2	74.0
Petrochemicals	28.3	7.3	35.6
Lubricants	—	13.2	13.2
Other	51.2	31.0	82.2

Total Production	703.0	243.7	946.7
Less Production Used as Fuel in Refinery Operations	32.8	11.1	43.9

Total Production Available for Sale	670.2	232.6	902.8

*	Reflects a 20 thousand barrels-per-day increase in MidContinent Refining in June 2006 attributable to an expansion project at the Toledo refinery.

Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without material disruption. Most of the crude oil processed at Sunoco’s refineries is light-sweet crude oil. The Company believes that ample supplies of light-sweet crude oil will continue to be available. The Company also processes limited amounts of discounted high-acid sweet crude oils in its Northeast refineries. During 2008, 2007 and 2006, approximately 71, 62 and 63 thousand barrels per day, respectively, of such crude oils were processed.

The Philadelphia, Marcus Hook and Eagle Point refineries process crude oils supplied from foreign sources. The Toledo refinery processes domestic and Canadian crude oils as well as crude oils supplied from other foreign sources. The Tulsa refinery processes domestic and foreign-sourced crude oils. The foreign crude oil processed at the Company’s Northeast refineries is delivered utilizing ocean-going tankers and coastal distribution tankers and barges that are owned and operated by third parties. Approximately 20 percent of the Company’s ocean-going tanker marine transportation requirements pertaining to its Northeast Refining crude supply are met through time charters. Time charter leases for the various marine transportation vessels typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates and generally contain terms of between three to seven years with renewal and sub-lease options. The cost of the remaining marine transportation requirements reflects spot-market rates.

Approximately 25 percent of Sunoco’s crude oil supply during 2008 came from Nigeria. Some of the crude oil producing areas of this West African country have experienced political and ethnic violence as well as labor disruptions in recent years, which has resulted in the shutdown of a small portion of total Nigerian crude oil production during that time. The lost crude oil production in Nigeria did not have a material impact on Sunoco’s operations. During the second half of 2008, Sunoco reduced the amount of Nigerian-sourced crude oil run at its refineries by approximately 250 thousand barrels per day versus historical levels and replaced this crude oil with sweet crude oil alternatives that were available at a discount to the premium Nigerian grades. The Company believes these other sources of light-sweet crude oil will continue to be available in the event it elects to continue to diversify its crude oil slate for economic reasons or in the event it is unable to obtain crude oil from Nigeria in the future.

The following table sets forth information concerning the source of the Company’s crude oil purchases (in thousands of barrels daily):

	2008	2007	2006
Crude Oil Source:
West Africa	434.6	530.2	562.1
Domestic	139.3	125.8	128.9
Canada	75.0	89.7	76.7
Central Asia	71.8	37.3	24.1
North Sea	7.6	7.5	8.5
South and Central America	31.8	35.8	27.7
Australia	5.4	—	—
“Lubes-Extracted” Gasoil/Naphtha Intermediate Feedstock	12.8	10.1	10.0

	778.3	836.4	838.0

Refining and Supply sells fuels through wholesale and industrial channels principally in the Northeast and upper Midwest and sells petrochemicals and lubricants on a worldwide basis. The following table sets forth Refining and Supply’s refined product sales (in thousands of barrels daily):

	2008	2007	2006
To Unaffiliated Customers:
Gasoline	207.4	198.7	193.2
Middle Distillates	300.8	316.7	290.3
Residual Fuel	65.4	75.9	77.4
Petrochemicals	12.5	15.4	14.8
Lubricants	11.4	12.0	13.8
Other	35.7	35.2	32.6

	633.2	653.9	622.1
To Affiliates*	348.5	361.8	366.7

	981.7	1,015.7	988.8

*	Includes gasoline and middle distillate sales to Retail Marketing and benzene, cumene and refinery-grade propylene sales to Chemicals.

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

The Clean Air Act phased in limits on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006 (“Tier II”). Tier II capital spending, which was completed in 2006, totaled $755 million, and included outlays to construct new gasoline hydrotreaters at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries. In addition, higher operating costs are being incurred as the low-sulfur fuels are produced. Another rule was adopted in May 2004 which is phasing in limits on the allowable sulfur content in off-road diesel fuel that began in June 2007. This rule provides for banking and trading credit systems and largely relates to operations at Sunoco’s Tulsa refinery. In connection with the phase-in of these off-road diesel fuel rules, Sunoco had initiated an approximately $400 million capital project at the Tulsa refinery, which included a new 24 thousand barrels-per-day hydrotreating unit, sulfur recovery unit and tail gas treater. In 2008, Sunoco elected not to proceed with this project. Sunoco intends to sell the Tulsa refinery or convert it to a terminal by the end of 2009. As a result, Sunoco recorded a $95 million after-tax provision to write down the Tulsa refinery to its estimated fair value during 2008. This item is reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

During the 2008-2009 period, Refining and Supply expects capital outlays of approximately $400 million to essentially complete projects at its Philadelphia and Toledo refineries under a 2005 Consent Decree, which settled certain alleged violations under the Clean Air Act. Subsequently, additional capital outlays related to projects at the Marcus Hook refinery are expected to be made under the 2005 Consent Decree through 2013. The current status of these capital projects ranges from the preliminary design and engineering phase to the construction phase. The Refining and Supply capital plan for the 2008-2009 period also includes a project at the Philadelphia refinery to reconfigure a previously idled hydrocracking unit to enable desulfurization of diesel fuel. This project, which is scheduled for completion in 2009 at an estimated cost of $210 million, is designed to increase the facility’s ultra-low-sulfur diesel fuel production capability by 45 thousand barrels per day by upgrading current production of 35 thousand barrels per day of temporary compliance order diesel fuel (TCO) and 10 thousand barrels per day of heating oil.

In May 2007, Refining and Supply completed a $525 million project to expand the capacity of one of the fluid catalytic cracking units at the Philadelphia refinery by 15 thousand barrels per day, which enables an upgrade of an additional 15-20 thousand barrels per day of residual fuel production into higher-value gasoline and distillate production and expands crude oil flexibility. Refining and Supply’s capital program also included a $53 million project completed in July 2007 which expanded the Toledo refinery’s crude processing capability by 10 thousand barrels per day. In 2008, additional work was performed at this facility to expand crude processing capability by an additional 5 thousand barrels per day.

Refining and Supply has undertaken an alkylation process improvement project at its Philadelphia refinery’s HF alkylation unit. The project will involve the incorporation of ReVAP™ technology which will require substantial improvements and modifications to the alkylation unit and supporting utility systems. The project is scheduled for completion during 2010 at an estimated cost of approximately $120 million.

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

Retail Marketing

The Retail Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in 26 states, primarily on the East Coast and in the Midwest region of the United States. The highest concentrations of outlets are located in Connecticut, Florida, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Virginia.

The following table sets forth Sunoco’s retail gasoline outlets at December 31, 2008, 2007 and 2006:

	2008	2007	2006
Direct Outlets:
Company-Owned or Leased:
Company Operated:
Traditional	88	91	93
APlus® Convenience Stores	438	458	472

	526	549	565

Dealer Operated:
Traditional	202	230	243
APlus® Convenience Stores	227	230	234
Ultra Service Centers®	122	135	154

	551	595	631

Total Company-Owned or Leased*	1,077	1,144	1,196
Dealer Owned**	578	575	564

Total Direct Outlets	1,655	1,719	1,760
Distributor Outlets	3,065	2,965	2,931

	4,720	4,684	4,691

*	Gasoline and diesel throughput per Company-owned or leased outlet averaged 147, 150 and 144 thousand gallons per month during 2008, 2007 and 2006, respectively.
**	Primarily traditional outlets.

Retail Marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

Direct outlets may be operated by Sunoco or by an independent dealer, and are sites at which fuel products are delivered directly to the site by Sunoco trucks or by contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell almost exclusively fuel products under the Sunoco® and Coastal® brands or may include APlus® convenience stores or Ultra Service Centers® that provide automotive diagnostics and repair. Included among Retail Marketing’s outlets at December 31, 2008 were 53 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York, Maryland and Delaware. Of these outlets, 37 were Company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

Distributor outlets are sites in which the distributor takes delivery of fuel products at a terminal where branded products are available. Sunoco does not own, lease or operate these locations.

During the 2006-2008 period, Sunoco generated $133 million of divestment proceeds related to the sale of 181 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. In early 2009, Sunoco announced the addition of approximately 150 sites to the RPM program. There are currently approximately 200 sites in the program, of which approximately 110 are Company-operated locations. These sites are expected to be divested or converted to contract dealers or distributors primarily over the next two years, generating an estimated $180 million of divestment proceeds.

Branded fuels sales (including middle distillates) averaged 325.1 thousand barrels per day in 2008 compared to 341.6 thousand barrels per day in 2007 and 346.1 thousand barrels per day in 2006.

Retail Marketing is one of the largest providers of heating products in the eastern United States. In 2008, the Company’s heating oil business sold 160 million gallons of fuel products to approximately 104 thousand customers. Sunoco is also the largest manufacturer and marketer of high performance (racing) gasoline in the United States with approximately 10 million gallons sold during 2008.

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

Sunoco’s APlus® convenience stores are located principally in Florida, New York and Pennsylvania. These stores supplement sales of fuel products with a broad mix of merchandise such as groceries, fast foods, beverages and tobacco products. The following table sets forth information concerning Sunoco’s APlus® convenience stores:

	2008	2007	2006
Number of Stores (at December 31)	703	720	739
Merchandise Sales (Thousands of Dollars/Store/Month)	$83	$85	$80
Merchandise Margin (Company Operated) (% of Sales)	27%	27%	27%

Chemicals

The Chemicals business manufactures, distributes and markets commodity and intermediate petrochemicals. The chemicals consist of aromatic derivatives (phenol, acetone, bisphenol-A, and other phenol derivatives) and polypropylene. Phenol and acetone are produced at facilities in Philadelphia, PA and Haverhill, OH; and polypropylene is produced at facilities in LaPorte, TX, Neal, WV, Bayport, TX and Marcus Hook, PA. (See “Refining and Supply” for a discussion of the commodity petrochemicals produced by Refining and Supply at the Marcus Hook, Philadelphia, Eagle Point and Toledo refineries.)

During 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a wholly owned subsidiary of LyondellBasell Industries. Under the terms of the partnership agreement, the partnership has agreed to provide Sunoco with 500 million pounds per year of propylene for 15 years priced on a cost-based formula that includes a fixed discount that declines over the life of the partnership. Under a separate 15-year supply contract, Equistar provides Sunoco with 200 million pounds per year of propylene at market prices. Through the partnership and the supply contract, the Company believes it has secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business. Realization of these benefits is largely dependent upon performance by Equistar. In January 2009, LyondellBasell Industries announced that its U.S. operations (including Equistar) filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Neither the partnership nor the Equistar entities that are partners of the partnership has filed for bankruptcy. In addition, Equistar has not given any indication that it will not perform under its contracts. Sunoco does not believe that the bankruptcy will have a significant adverse impact on its business. However, in the event of nonperformance, Sunoco has oversight, performance and other contractual rights under the partnership agreement.

Sunoco and a third party were owners of Epsilon Products Company, LLC (“Epsilon”), a joint venture that consisted of polymer-grade propylene operations at the Marcus Hook, PA refinery and an adjacent polypropylene plant. In December 2007, Sunoco purchased the joint-venture partner’s interest for $18 million and now wholly owns Epsilon.

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

During January 2009, Sunoco decided that it will permanently shut down its Bayport, TX polypropylene plant which has become uneconomic to operate and in 2008 also determined that the goodwill related to its polypropylene business no longer had value. In connection therewith, the Company recorded a $54 million after-tax provision to write down the affected Bayport assets to estimated fair value and to write off the remaining polypropylene business goodwill. During 2007, Sunoco decided to permanently shut down a previously idled phenol production line at its Haverhill, OH plant that had become uneconomic to restart. In connection with this shutdown, the Company recorded an $8 million after-tax provision to write-off the affected production line. During 2007, Sunoco also recorded a $7 million after-tax loss associated with the sale of its Neville Island, PA terminal facility, which included an accrual for enhanced pension benefits associated with employee terminations and for other required exit costs. These items are reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

The following table sets forth information concerning petrochemicals production by the Chemicals business (in millions of pounds):

	Capacity at December 31, 2008		Production
			2008		2007	2006
Phenol	1,775		1,379		1,517	1,536
Acetone	1,083		852		937	951
Bisphenol-A	240		219		223	202
Other Phenol Derivatives	120		62		74	79
Polypropylene	2,550		2,218		2,289	2,260
Cumene	—	*	—	*	1,530	1,556
Propylene	—	*	—	*	654	632

Total Production	5,768		4,730		7,224	7,216

Less: Production Used as Feedstocks**			246		2,434	2,417

Total Production Available for Sale			4,484		4,790	4,799

*	Reflects the transfer of the Epsilon cumene and propylene splitter assets to Refining and Supply, effective January 1, 2008.
**	Includes phenol and acetone (used in the manufacture of bisphenol-A). Prior to the transfer of the cumene and propylene splitter assets, also included cumene (used in the manufacture of phenol and acetone) and polymer-grade propylene (used in the manufacture of polypropylene).

Petrochemical products produced by the Chemicals business are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. The following table sets forth the sale of petrochemicals to third parties by Chemicals (in millions of pounds):

	2008	2007	2006
Phenol and Related Products (including Bisphenol-A)	2,274	2,508	2,535
Polypropylene	2,204	2,297	2,243
Other	65	80	88

	4,543	4,885	4,866

The tables above reflect only volumes that were manufactured and sold directly by the Chemicals business. Chemicals also manages the third-party chemicals sales for Refining and Supply and a joint venture with Suncor Energy Inc., bringing the total petrochemicals sold under the Sunoco® name to approximately 6.6 billion pounds in 2008.

Sales made by the Chemicals business during 2008 were distributed through the following channels:

•

Phenol and Related Products—Long-term phenol contract sales to Honeywell are used in nylon production. Other phenol contract sales are to large manufacturers of resins and adhesives primarily for use in building products. Large contract sales of acetone are to major customers who manufacture polymers. Other sales of acetone are made to smaller customers for use in inks, paints, varnishes and adhesives. Bisphenol-A is sold to manufacturers of epoxy resins and polycarbonates; and

•	Polypropylene—Sales are made to a diverse group of customers for use in fibers, carpeting, packaging, automotive, furniture and other end-products.

Logistics

The Logistics business, which is conducted through Sunoco Logistics Partners, L.P., operates refined product and crude oil pipelines and terminals and conducts crude oil acquisition and marketing activities primarily in the Northeast, Midwest and South Central regions of the United States. The Logistics business also has an ownership interest in several refined product and crude oil pipeline joint ventures.

In 2006, Sunoco Logistics Partners L.P. issued 2.7 million limited partnership units in a public offering, generating $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in this master limited partnership, including its 2 percent general partnership interest, decreased to 43 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which provide Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow.

Sunoco is a party in various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. Sunoco also has agreements with the Partnership which establish fees for administrative services provided by Sunoco to the Partnership and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

Pipeline operations are primarily conducted through the Partnership’s pipelines and also through other pipelines in which the Partnership has an ownership interest. The pipelines are principally common carriers and, as such, are regulated by the Federal Energy Regulatory Commission for interstate movements and by state regulatory agencies for intrastate movements. The tariff rates charged for most of the pipelines are regulated by the governing agencies. Tariff rates for certain pipelines are set by the Partnership based upon competition from other pipelines or alternate modes of transportation.

Refined product pipeline operations, located primarily in the Northeast, Midwest and South Central United States transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco’s other businesses and for third-party integrated petroleum companies, independent refiners, independent marketers and distributors. Crude oil pipeline operations, located in Texas, Oklahoma and Michigan, transport foreign crude oil received at the Partnership’s Nederland, TX and Marysville, MI terminals and crude oil produced primarily in Oklahoma and Texas to refiners (including Sunoco’s Tulsa and Toledo refineries) or to local trade points.

In November 2008, the Partnership purchased a refined products pipeline system, refined products terminal facilities and certain other related assets located in Texas and Louisiana from affiliates of Exxon Mobil Corporation for $185 million. In March 2006, the Partnership purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from affiliates of Black Hills Energy, Inc. (“Black Hills”) for $41 million and the other from affiliates of Alon USA Energy, Inc. for $68 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory. In August 2006, the Partnership purchased from Sunoco for $65 million a company that has a 55 percent interest in Mid-Valley Pipeline Company, a joint venture which owns a crude oil pipeline system in the Midwest. Sunoco did not recognize any gain or loss on this transaction. The Partnership intends to take advantage of additional growth opportunities in the future, both within its current system and with third-party acquisitions.

At December 31, 2008, the Partnership owned and operated approximately 3,800 miles of crude oil pipelines and approximately 2,200 miles of refined product pipelines. In 2008, crude oil and refined product shipments on these pipelines totaled 24.5 and 17.2 billion barrel miles, respectively, as compared to 23.3 and 18.2 billion barrel miles in 2007 and 21.1 and 17.7 billion barrel miles in 2006. These amounts represent 100 percent of the pipeline shipments of these pipelines.

Product terminalling operations include 43 terminals in the Northeast, Midwest and South Central United States that receive refined products from pipelines and distribute them to Sunoco and to third parties, who in turn make deliveries to end-users such as retail outlets. Certain product terminals also provide ethanol blending and other product additive services. During 2008, 2007 and 2006, throughput at these product terminals totaled 436, 434 and 392 thousand barrels daily, respectively. Terminalling operations also include an LPG terminal near Detroit, MI, a crude oil terminal complex adjacent to Sunoco’s Philadelphia refinery, ship and barge docks adjacent to Sunoco’s Eagle Point refinery and a refined products terminal adjacent to Sunoco’s Marcus Hook refinery. During 2008, 2007 and 2006, throughput at these other terminals totaled 653, 696 and 688 thousand barrels daily, respectively.

The Partnership’s Nederland, TX terminal provides approximately 17.1 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local, south central and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for U.S. government purchases for and sales from certain Strategic Petroleum Reserve storage facilities. During 2008, 2007 and 2006, throughput at the Nederland terminal totaled 526, 507 and 462 thousand barrels daily, respectively. During 2008, the Partnership continued its construction of new crude oil storage tanks, four of which were placed into service in 2007 and three in 2008. The Partnership also continued construction of a crude oil pipeline from the Nederland terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery and three related storage tanks with a combined capacity of 2.0 million barrels. This project is expected to be completed in 2009 at a cost of approximately $90 million.

The Partnership’s crude oil pipeline operations in the South Central United States are complemented by crude oil acquisition and marketing operations. During 2008, 2007 and 2006, approximately 177, 178 and 192 thousand barrels daily, respectively, of crude oil were purchased (including exchanges) from third-party leases and approximately 402, 400 and 295 thousand barrels daily, respectively, were purchased in bulk or other exchange transactions. Purchased crude oil is delivered to various trunk pipelines either directly from the wellhead through gathering pipelines or utilizing the Partnership’s fleet of trucks or third-party trucking operations.

Coke

SunCoke Energy, Inc., through its affiliates (individually and collectively, “SunCoke Energy”), operates metallurgical coke plants located in East Chicago, IN (Indiana Harbor), Vansant, VA (Jewell) and Franklin Furnace, OH (Haverhill) and metallurgical coal mines located in Virginia. SunCoke Energy is also the operator of a plant in Vitória, Brazil which commenced operations in 2007. During 2007, SunCoke Energy increased its investment in the project company that developed the Vitória plant by becoming its sole subscriber of preferred shares for a total equity interest of $41 million.

Aggregate coke production capacity from the plants in the United States approximates 3.02 million tons per year, while production capacity from the Vitória facility approximates 1.7 million tons per year. The Indiana Harbor plant can produce approximately 1.22 million tons per year, the Jewell plant can produce approximately 700 thousand tons per year and the Haverhill plant will be capable of producing approximately 1.1 million tons per year once its expansion is fully operational (see below). In addition, the Indiana Harbor plant produces heat as a by-product of SunCoke Energy’s proprietary process that is used by a third party to produce electricity. The Haverhill facility produces steam that is sold to Sunoco’s Chemicals business and electricity from its associated cogeneration power plant for the regional power market. These facilities use a proprietary low-cost cokemaking technology, which is environmentally superior to the chemical by-product recovery technology currently used by most other coke producers.

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

The returns of the investors in the Indiana Harbor cokemaking operations were equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continued until the fourth quarter of 2007 (at which time the investor entitled to the preferential return recovered its investment and achieved a cumulative annual after-tax return of approximately 10 percent). Those investors are now entitled to a minority interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

The following table sets forth information concerning cokemaking and coal mining operations:

	2008	2007	2006
Production (Thousands of Tons):
Coke:
United States	2,626	2,469	2,510
Brazil	1,581	1,091	—
Metallurgical Coal	1,179	1,220	1,179
Proven and Probable Metallurgical Coal Reserves at December 31 (Millions of Tons)	100	101	102

In 2008, 84 percent of SunCoke Energy’s metallurgical coal production was converted into coke at the Jewell plant, 11 percent was converted into coke at the Indiana Harbor and Haverhill plants and 5 percent was sold in spot market transactions. In 2010, SunCoke Energy expects to commence an expansion project at its Jewell coal mines in Virginia. This project, which is estimated to cost approximately $20 million, will phase in 500 thousand tons per year of additional production over a two-year period.

Most of the metallurgical coal used to produce coke at the Indiana Harbor and Haverhill cokemaking operations is purchased from third parties. Sunoco believes there is an ample supply of metallurgical coal available, and it has been able to supply these facilities without any significant disruption in coke production.

Substantially all coke sales from the Indiana Harbor and Jewell plants and 50 percent of the production from the Haverhill plant (once it becomes fully operational) are made pursuant to long-term contracts with affiliates of ArcelorMittal. The balance of coke produced at the Haverhill plant is sold to two affiliates of OAO Severstal under long-term contracts. In addition, the technology and operating fees, as well as preferred dividends pertaining to the Brazilian cokemaking operation are payable to SunCoke Energy under long-term contracts with a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder. Neither ArcelorMittal nor OAO Severstal has provided any indication that they will not perform under those contracts. However, in the event of nonperformance, SunCoke Energy’s results of operations and cash flows would be adversely affected.

Production from the Indiana Harbor plant is sold and delivered to ArcelorMittal’s Indiana Harbor Works steel plant, which is adjacent to the Indiana Harbor coke plant. The coke purchase agreement requires SunCoke Energy to provide ArcelorMittal with 1.22 million tons of coke annually on a take-or-pay basis through 2013.

Where available, any additional production is sold either to ArcelorMittal or to other steel producers. Indiana Harbor also supplies the hot exhaust gas produced at the plant to a contiguous cogeneration plant operated by an independent power producer for use in the generation of steam and electricity. In exchange, the independent power producer reduces the sulfur and particulate content of that hot exhaust gas to acceptable emission levels.

SunCoke Energy is also supplying ArcelorMittal with approximately 700 thousand tons per year of coke from the Jewell operation. Under the applicable coke supply agreement, the term of that agreement is concurrent with the term of the Haverhill agreement with ArcelorMittal. Accordingly, coke is being supplied on a take-or-pay basis through October 2012, and thereafter will be supplied based upon ArcelorMittal’s requirements in excess of its existing coke production (subject to the Indiana Harbor coke supply agreement).

Coke production at Jewell through 2007 was sold at fixed prices that escalated semiannually. Beginning in 2008, the price of coke produced at Jewell is an amount equal to the sum of (i) the cost of delivered coal to the Haverhill facility multiplied by an adjustment factor, (ii) actual transportation costs, (iii) an operating cost component indexed for inflation, and (iv) a fixed-price component. Coke selling prices for Indiana Harbor and Haverhill production reflect the pass through of coal costs and transportation costs. Such prices also include an operating cost and fixed-price component.

SunCoke Energy is supplying approximately 550 thousand tons per year of coke from its Haverhill plant to ArcelorMittal through September 2020. Under the applicable coke supply agreement, coke is being supplied to ArcelorMittal on a take-or-pay basis through September 2012, and thereafter based upon requirements in excess of ArcelorMittal’s existing coke production and its other off-take obligations with respect to SunCoke Energy’s Jewell plant and subject to the Indiana Harbor coke supply agreement.

In February 2007, SunCoke Energy entered into an agreement with two affiliates of OAO Severstal under which a local affiliate of SunCoke Energy would build, own and operate an expansion of the Haverhill plant (that would double its cokemaking capacity to 1.1 million tons of coke per year) and a cogeneration power plant. Limited operations from this cokemaking facility commenced in July 2008 with full operations expected in the second quarter of 2009. Total capital outlays for the project are estimated at $265 million, of which $254 million has been spent through December 31, 2008. In connection with this agreement, two affiliates of OAO Severstal agreed to purchase on a take-or-pay basis, over a 15-year period, 550 thousand tons per year of coke from the cokemaking facility.

The flue gas produced at Haverhill during the cokemaking process is used to generate low-cost steam that is sold to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business and electricity for sale into the regional power market. The cogeneration plant, which includes a 67 megawatt turbine, will provide, on average, 46 megawatts of power.

During 2007, SunCoke Energy commenced operations on behalf of the local project company at a 1.7 million tons-per-year cokemaking facility and associated cogeneration power plant located in Vitória, Brazil. It also increased its investment in the project company during 2007 by becoming the sole subscriber of preferred shares for a total equity interest of $41 million. Under a series of agreements with the local project company, in which ArcelorMittal Brasil is the major shareholder (“AMB”), AMB will purchase all of the coke and steam produced at the cokemaking facility under a long-term tolling arrangement and SunCoke Energy will operate the cokemaking facility for a term of not less than 15 years and receive fees for operating the plant as well as for the licensing of SunCoke Energy’s proprietary technology. SunCoke Energy is also entitled to a $9 million annual dividend for 15 years beginning in 2009, assuming certain minimum production levels are achieved at the facility that are caused by SunCoke Energy. In addition, AMB and SunCoke Energy have a call and put option, respectively, on SunCoke Energy’s investment in the project company, which can be exercised in 2024. The option price is $41 million, plus any unpaid dividends and related interest.

In February 2008, SunCoke Energy entered into an agreement with U.S. Steel under which SunCoke Energy will build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to U.S. Steel’s steelmaking facility in Granite City, Illinois. Construction of this facility, which is estimated to cost approximately $300 million, is currently underway and is expected to be completed in the fourth quarter of 2009. Expenditures through December 31, 2008 totaled $164 million. In connection with this agreement, U.S. Steel has agreed to purchase on a take-or-pay basis, over a 15-year period, such coke production as well as the steam generated from the heat recovery cokemaking process at this facility.

In March 2008, SunCoke Energy entered into an agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, Ohio steelmaking facility subject to resolution of all contingencies, including necessary permits. These facilities are expected to cost in aggregate approximately $350 million and be completed 15 to 18 months after resolution of the contingencies, which may move the targeted completion date beyond the previously announced 2010. The plant is expected to produce approximately 550 thousand tons of coke per year and, on average, 46 megawatts of power into the regional power market. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through December 31, 2008 totaled $48 million, with additional funds committed of approximately $25 million. In the event contingencies (including permit issues) to constructing the project cannot be resolved, AK Steel is obligated to reimburse substantially all of these amounts to Sunoco.

SunCoke Energy is currently discussing other opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term take-or-pay contracts or on an equivalent basis. The facilities would also generate steam, which would typically be sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market. SunCoke Energy’s ability to enter into additional arrangements is dependent upon market conditions in the steel industry.

Competition

In all of its operations, Sunoco is subject to competition, both from companies in the industries in which it operates and from companies in other industries that produce similar products.

The refining and marketing business is very competitive. Sunoco competes with a number of other domestic refiners and marketers in the eastern half of the United States, with integrated oil companies, with foreign refiners that import products into the United States and with producers and marketers in other industries supplying alternative forms of energy and fuels to satisfy the requirements of the Company’s industrial, commercial and individual consumers. Some of Sunoco’s competitors have expanded capacity of their refineries and internationally new refineries are coming on line which could also affect the Company’s competitive position.

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

The refining industry is highly competitive with respect to feedstock supply. Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production available for use at their own refineries, Sunoco obtains substantially all of its crude oil and other feedstocks from unaffiliated sources. The availability and cost of crude oil is affected by global supply and demand. Most of the crude oils processed in Sunoco’s refining system are light-sweet crude oils. However, management believes that any potential competitive impact of Sunoco’s inability to process significant quantities of less expensive heavy-sour crude oils will likely be partially mitigated by: the higher-value product slate obtained from light-sweet crude oils, the lower cost to process light-sweet crude oils, the processing of a limited amount of discounted high-acid sweet crude oils and the continued availability of a diverse supply of light-sweet crude oils.

Sunoco also faces strong competition in the market for the sale of retail gasoline and merchandise. Sunoco’s competitors include service stations of large integrated oil companies, independent gasoline service stations, convenience stores, fast food stores, and other similar retail outlets, some of which are well-recognized national or regional retail systems. The number of competitors varies depending on the geographical area. It also varies with gasoline and convenience store offerings. The principal competitive factors affecting Sunoco’s retail marketing operations include site location, product price, selection and quality, site appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition.

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

Research and Development

Sunoco’s research and development activities are currently focused on applied research, process and product development, and engineering and technical services related to chemicals. Sunoco spent $10, $11 and $12 million on research and development activities in 2008, 2007 and 2006, respectively.

Employees

As of December 31, 2008, Sunoco had approximately 13,700 employees compared to approximately 14,200 employees as of December 31, 2007. Approximately 4,900 of Sunoco’s employees as of December 31, 2008 were employed in Company-operated convenience stores and service stations and in the Company’s heating products business. Approximately 20 percent of Sunoco’s employees were covered by 45 collective bargaining agreements as of December 31, 2008 with various terms and dates of expiration. In February 2009, the Company reached an agreement on a three-year contract with the hourly workers at its Toledo refinery. Negotiations continue at the Marcus Hook and Philadelphia refineries and management is hopeful that agreement will be reached prior to expiration of the contracts on March 1, 2009. In the event that represented employees at Marcus Hook and/or Philadelphia elect to strike, management is fully prepared to operate the facilities with staff employees and does not anticipate any material adverse impact to cash flow or earnings as a result.

Environmental Matters

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses. These laws and regulations have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and an expense nature. For additional information regarding Sunoco’s environmental matters, see “Environmental Matters” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

ITEM 1A.	RISK FACTORS

In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating our business and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to us and our business. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.

Volatility in refined product and chemicals margins could materially affect our business and operating results.

Our profitability depends to a large extent upon the relationship between the price we pay for crude oil and other feedstocks, and the wholesale prices at which we sell our refined products and chemicals. The volatility of prices for crude oil and other feedstocks, refined products and chemicals, and the overall balance of supply and demand for these commodities, could have a significant impact on this relationship. Retail marketing margins also have been volatile, and vary with wholesale prices, the level of economic activity in our marketing areas and as a result of various logistical factors. In many cases, it is very difficult to increase refined product and chemical prices quickly enough to recover increases in the costs of products being sold. We may experience significant changes in our results of operations also due to planned or announced additions to refining capacity by our competitors, variations in the level of refined product imports into the United States, changes in product mix or competition in pricing. In addition, our profit margins may decline as a direct result of unpredictable factors in the global marketplace, many of which are beyond our control, including:

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

•

Changes in energy and raw material costs: We purchase large amounts of energy and raw materials for our businesses. The aggregate cost of these purchases represents a substantial portion of our cost of doing business. The prices of energy and raw materials generally follow price trends for crude oil and natural gas, which may be highly volatile and cyclical. Furthermore, across our businesses, there are a limited number of suppliers for some of our raw materials and utilities and, in some cases, the number of sources for and availability of raw materials are specific to the particular geographic region in which a facility is located. Accordingly, if one of these suppliers were unable to meet its obligations under present supply arrangements or were unwilling to sell to us, we could suffer reduced supplies or be forced to incur increased costs for our raw materials.

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

•

Impact of environmental and other regulations affecting the composition of gasoline and other refined products: Federally mandated standards for use of renewable biofuels, such as ethanol and biodiesel in the production of refined products, are transforming traditional gasoline and diesel markets in North America. These regulatory mandates, coupled with a structural expansion of production capacity for such renewable biofuels, could lead to significant increases in the overall production, and available supply, of gasoline and diesel in markets that we supply. This potential increase in supply of gasoline and diesel could result in lower refining margins for us, particularly in the event of a contemporaneous reduction in demand, or during periods of sustained low demand for such refined products.

It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business or results of operations.

Volatility in coal prices could materially affect our business and operating results.

Sales prices for coke production at most of our facilities reflect the pass through of coal costs. As a result, the profitability of these operations is not impacted directly by the price of coal. However, coal prices are a key factor in the profitability at our Jewell operations. The global economic slowdown has negatively affected coal prices. In the event of continued decreases in coal prices, the results of operations and cash flows of our Jewell cokemaking operation could be materially impacted.

Changes in general economic, financial and business conditions could have a material effect on our business or results of operations.

Weakness in general economic, financial and business conditions can lead to a decline in the demand for the refined products and chemicals that we sell. Such weakness can also lead to lower demand for transportation and storage services provided by us. In addition, the global economic slowdown has had an adverse impact on the steel industry which could negatively affect the demand for the coal and coke that we produce. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business or results of operations.

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

We purchase crude oil from different regions throughout the world, including a significant portion from West Africa, and we are subject to the political, geographic and economic risks of doing business with suppliers located in these regions, including:

•	trade barriers;

•	national and regional labor strikes;

•	political unrest;

•	increases in duties and taxes;

•	changes in contractual terms; and

•	changes in laws and policies governing foreign companies.

Substantially all of these purchases are made in the spot market, or under short-term contracts. In the event that we are unable to obtain crude oil in the spot market, or one or more of our supply arrangements is terminated or cannot be renewed, we will need to find alternative sources of supply. In addition, we could experience an interruption of supply or an increased cost to deliver refined products to market if the ability of the pipelines or vessels to transport crude oil or refined products is disrupted because of accidents, governmental regulation or third-party action. If we cannot obtain adequate crude oil volumes of the type and quality we require, or if we are able to obtain such types and volumes only at unfavorable prices, our results of operations could be affected in a materially adverse way.

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

•

Limitations on sulfur content of gasoline and diesel fuels: The U.S. Environmental Protection Agency, or EPA, adopted rules under the Clean Air Act that phased in limits on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006. Our capital spending to comply with these rules was completed in 2006 and amounted to $755 million. We are also incurring higher operating costs as we continue to produce the low-sulfur fuels. In May 2004, the EPA adopted another rule which is phasing in limits on the allowable sulfur content in off-road diesel fuel that began in June 2007. This rule largely relates to operations at our Tulsa refinery.

•

National Ambient Air Quality Standards: National Ambient Air Quality Standards for ozone and fine particles promulgated by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where we operate facilities. Areas designated as “moderate” non-attainment, including Philadelphia and Houston, would be required to meet the ozone requirements by 2010, before currently mandated federal control programs take effect. In January 2009, the EPA issued a finding that the Philadelphia and Houston State Implementation Plans, or SIPs, failed to demonstrate attainment by the 2010 deadline. This finding is expected to result in more stringent offset requirements, and could result in other negative consequences. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on us and our operations. While the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations, it is possible that the new regulations will result in increased costs to us.

•

Natural resource damages: Certain federal and state government regulators have sought compensation from companies like us for natural resource damages as an adjunct to remediation programs. Because we are involved in a number of remediation sites, a substantial increase in natural resource damage claims could result in substantially increased costs to us.

•

Greenhouse gas emissions: Through the operation of our refineries, chemical plants, marketing facilities and coke plants, our operations emit greenhouse gases, or GHG, including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. These include federal and state actions to develop programs for the reduction of GHG emissions. While it is currently not possible to predict the impact, if any, that these issues will have on us or the industry in general, they could result in increases in costs to operate and maintain our facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect our ability to conduct our business and also may reduce demand for our products.

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

Along with other refiners, manufacturers and sellers of gasoline, we are a defendant in numerous lawsuits which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, are seeking compensatory damages (and in some cases injunctive relief, punitive damages and attorneys’ fees) for claims relating to the alleged manufacture and distribution of a defective product (MTBE-containing gasoline) that contaminates groundwater, and general allegations of product liability, nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. There has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to us. These allegations or other product liability claims against us could have a material adverse effect on our business or results of operations.

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

Pipeline operations of Sunoco Logistics Partners L.P., or the Partnership, the master limited partnership in which we hold a 43 percent interest, face significant competition from other pipelines for large volume shipments. These operations also face competition from trucks for incremental and marginal volumes in areas served by the Partnership’s pipelines. The Partnership’s refined product terminals compete with terminals owned by integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

Our cokemaking business is also highly competitive. Competition mainly impacts our ability to obtain new contracts supporting development of additional production capacity, both in the United States and internationally. Competitors include conventional chemical by-product coke oven engineering and construction companies, other merchant coke producers and competitors that have developed and are attempting to develop heat-recovery cokemaking technology.

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

We maintain insurance against many, but not all, potential losses or liabilities arising from operating hazards in amounts that we believe to be prudent. Our insurance program includes a number of insurance carriers, including American International Group, or AIG, and its subsidiaries. Disruptions in the U.S. financial markets have resulted in the deterioration in the financial condition of many financial institutions, including insurance companies. In light of this uncertainty and the volatile current market environment, it is possible that we may not be able to obtain insurance coverage for insured events. Our failure to do so could have a material adverse effect on our future cash flows, operating results and financial condition.

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

Delays or cost increases related to capital spending programs involving engineering, procurement and construction of new facilities (or improvements and repairs to our existing facilities) could adversely affect our ability to achieve forecasted internal rates of return and operating results. Delays in making required changes or upgrades to our facilities could subject us to fines or penalties as well as affect our ability to supply certain products we make. Such delays or cost increases may arise as a result of unpredictable factors in the marketplace, many of which are beyond our control, including:

•	denial or delay in issuing regulatory approvals and/or permits;

•	unplanned increases in the cost of construction materials or labor;

•	disruptions in transportation of modular components and/or construction materials;

•	severe adverse weather conditions, natural disasters or other events (such as equipment malfunctions, explosions, fires or spills) affecting our facilities, or those of vendors and suppliers;

•	shortages of sufficiently skilled labor, or labor disagreements resulting in unplanned work stoppages;

•	market-related increases in a project’s debt or equity financing costs; and/or

•	nonperformance or force majeure by, or disputes with, vendors, suppliers, contractors or sub-contractors involved with a project.

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

We have substantial cash needs. These cash needs are primarily to satisfy working capital requirements, including crude oil purchases which fluctuate with the pricing and sourcing of crude oil. Our crude oil purchases generally have terms that are longer than the terms of our product sales. When the price we pay for crude oil decreases, this typically results in a reduction in cash generated from our operations. Our cash needs also include capital expenditures for infrastructure, environmental and other regulatory compliance, maintenance turnarounds at our refineries and income improvement projects.

From time to time, our cash requirements may exceed our cash generation. During such periods, we may need to supplement our cash generation with proceeds from financing activities. We have $1.8 billion of revolving credit facilities and a $200 million accounts receivable securitization facility which provide us with available financing to meet our cash needs. However, our ability to obtain funds from our credit facilities may be impaired because of the recent downturn in the financial markets, including issues surrounding the solvency of many institutional lenders and recent failure of several banks.

In September 2008, Lehman Brothers, one of the participating banks with an aggregate commitment under the revolving credit facilities totaling $25 million, declared bankruptcy and we believe Lehman Brothers will not fund its future loan commitments. In light of the volatile current market environment, it is possible that we will be unable to obtain the full amount of the funds available under these facilities to satisfy our cash requirements. Our failure to do so could have a material adverse effect on our business.

Funding, especially on terms acceptable to us, may not be available to meet our future capital needs because of the deterioration of the credit and capital markets.

Global market and economic conditions have been, and continue to be, disruptive and volatile. The debt and equity capital markets have been impacted by significant write-offs in the financial services sector and the re-pricing of credit risk in the broadly syndicated market, among other things. These events have negatively affected general economic conditions.

In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets has diminished significantly. Also, as a result of concern about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers.

If funding is not available when needed, or is available only on unfavorable terms, meeting our capital needs or otherwise taking advantage of business opportunities or responding to competitive pressures may become challenging, which could have a material adverse effect on our revenues and results of operations.

We have various credit agreements and other financing arrangements that impose certain restrictions on us and may limit our flexibility to undertake certain types of transactions. If we fail to comply with the terms and provisions of our debt instruments, the indebtedness under them may become immediately due and payable, which could have a material adverse effect on our financial position.

Several of our existing debt instruments and financing arrangements contain restrictive covenants that limit our financial flexibility and that of our subsidiaries. Our credit facilities require the maintenance of certain financial ratios, satisfaction of certain financial condition tests and, subject to certain exceptions, imposes restrictions on:

•	incurrence of additional indebtedness;

•	issuance of preferred stock by our subsidiaries;

•	incurrence of liens;

•	sale and leaseback transactions;

•	agreements by our subsidiaries which would limit their ability to pay dividends, make distributions or repay loans or advances to us; and

•	fundamental changes, such as certain mergers and dispositions of assets.

Sunoco Logistics Partners L.P. has a credit facility that contains similar covenants. Increased borrowings by this subsidiary will raise the level of our total consolidated net indebtedness, and could restrict our ability to borrow money or otherwise incur additional debt.

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

Our ability to meet our debt service obligations depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. A portion of our cash flow from operations is needed to pay the principal of, and interest on, our indebtedness and is not available for other purposes. If we are unable to generate sufficient cash flow from operations, we may have to sell assets, refinance all or a portion of our indebtedness or obtain additional financing. Any of these actions could have a material adverse effect on our financial position.

Any reduction in our credit ratings or in the Partnership’s credit ratings could materially and adversely affect our business, financial condition, liquidity or ability to raise capital, and results of operations.

We currently maintain investment grade ratings by Fitch, Moody’s and S&P. (Ratings from credit agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.) It is possible that our current ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Specifically, if Fitch, Moody’s or S&P were to downgrade our long-term rating, particularly below investment grade, our borrowing costs would increase, which could adversely affect our ability to attract potential investors and our funding sources could decrease. In addition, our suppliers may not extend favorable credit terms to us or may require us to provide collateral, letters of credit or other forms of security which would drive up our operating costs. As a result, a downgrade in our credit ratings could have a materially adverse impact on our future operations and financial position.

We are exposed to the credit and other counterparty risk of our customers in the ordinary course of our business.

We have various credit terms with virtually all of our customers, and our customers have varying degrees of creditworthiness. Although we evaluate the creditworthiness of each of our customers, we may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose us to an increased risk of nonpayment or other default under our contracts and other arrangements with them. In the event that a material customer or customers default on their payment obligations to us, this could materially adversely affect our financial condition, results of operations or cash flows.

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

If we cannot obtain funds from our subsidiaries as a result of restrictions under our debt instruments, applicable laws and regulations, or otherwise, and are unable to meet our capital needs, pay interest or principal with respect to our indebtedness when due or pay dividends on our equity securities, we cannot be certain that we will be able to obtain the necessary funds from other sources, or on terms that will be acceptable to us.

Poor performance in the financial markets could have a material adverse effect on the level of funding of our pension obligations, on the level of pension expense and on our financial position. In addition, any use of current cash flow to fund our pension and postretirement health care obligations could have a significant adverse effect on our financial position.

We have substantial benefit obligations in connection with our noncontributory defined benefit pension plans that provide retirement benefits for about one-half of our employees. We have made contributions to the plans each year over the past several years to improve their funded status, and we expect to make additional contributions to the plans in the future as well. As a result of the poor performance of the financial markets during 2008, the projected benefit obligation of our funded defined benefit plans at December 31, 2008 exceeded the market value of our plan assets by $358 million. As a result, we were required to recognize a $299 million after-tax charge to our shareholders’ equity at December 31, 2008. In addition, the poor investment results for the plans during 2008 will also result in an increase of approximately $40 million after tax in pension expense for

2009. We also may make up to $80 million of contributions to our funded defined benefit plans in 2009. Continued poor performance of the financial markets, or decreases in interest rates, could result in additional significant charges to shareholders’ equity and additional significant increases in future pension expense and funding requirements.

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

Substantially all of our domestic coke sales are currently made under long-term contracts with affiliates of ArcelorMittal and OAO Severstal. In addition, our technology and operating fees, as well as preferred dividends pertaining to our Brazilian operations, are payable under long-term contracts with a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder.

The global economic slowdown has had an adverse impact on the steel industry. In certain instances, steelmakers are suspending and renegotiating contracts with their raw-material suppliers in response to a decline in steel demand. Some steel companies are requesting that their suppliers cancel or postpone deliveries, while others are refusing deliveries and buying their raw materials on the spot market where prices have fallen below long-term contract prices. Our steel customers have not suspended or renegotiated any of our long-term contracts. However, in the event of nonperformance by our current or future steelmaking customers, our results of operations and cash flows may be adversely affected.

A portion of our workforce is unionized, and we may face labor disruptions that could materially and adversely affect our operations.

Approximately 20 percent of our employees are covered by many collective bargaining agreements with various terms and dates of expiration. In February 2009, we reached an agreement on a three-year contract with the hourly workers at our Toledo refinery. Negotiations continue at our Marcus Hook and Philadelphia refineries and we are hopeful that agreement will be reached prior to the expiration of the contracts on March 1, 2009. A labor disturbance at any of our major facilities could have a material adverse effect on our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In September 2005, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received a Finding of Violation (“FOV”) from the U.S. Environmental Protection Agency (“EPA”), Region 5, that alleged violations of certain requirements of the Clean Air Act (New Source Performance Standards, Hazardous Organic National

Emission Standards for Air Pollutants and Equipment Leak Detection and Repair Regulations) as a result of an inspection at Sunoco’s Haverhill, Ohio chemical facility. In the fourth quarter of 2008, Sunoco, Inc. (R&M) reached an agreement in principle with EPA to settle this matter in the amount of $400 thousand. The settlement is in the process of being finalized. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

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

In September 2007, Sunoco, Inc. (R&M) received a proposed penalty from the New Jersey Department of Environmental Protection (“NJDEP”) for reported deviations of the Eagle Point refinery, including permit exceedances, monitoring deficiencies and equipment maintenance issues. In November 2008, Sunoco settled this matter with NJDEP, paying $230 thousand in penalties. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

In June 2007, Sunoco, Inc. (R&M) received an Administrative Order of Revocation and Notice of Civil Administrative Penalty Assessment in excess of $100 thousand from NJDEP for alleged violation of certain provisions of the New Jersey Air Pollution Control Act and related regulations as a result of failed stack tests. Sunoco is engaged in settlement discussions with NJDEP. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

In 2005 and 2004, Sunoco, Inc. (R&M) received Notices of Violation from Philadelphia Air Management Services (“AMS”), an agency of the City of Philadelphia, that alleged violations of certain requirements of the Title V permit under the Clean Air Act at Sunoco’s Frankford chemical facility. In November 2005, AMS presented a draft Administrative Order and Consent Assessment (“AOCA”) with a proposed penalty. In January 2009, Sunoco and AMS agreed to a settlement of this matter of $256 thousand. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

In October 2008, Sunoco, Inc. (R&M) received notice from the U.S. Department of Justice (“DOJ”) that the EPA has referred to DOJ an enforcement action against Sunoco for alleged violations of the national emission standards for hazardous air pollutants (“NESHAP”) for benzene waste operations at Sunoco’s Eagle Point refinery. In January 2009, Sunoco, Inc. (R&M) reached an agreement in principle to settle this matter for $1.5 million. The settlement documentation is in the process of being finalized. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.)

In December 2008, Sunoco, Inc. (R&M) received a Proposed Consent Assessment of Civil Penalty alleging violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s Marcus Hook refinery. PADEP is seeking a penalty in excess of $100 thousand.

The U. S. Occupational Safety and Health Administration (“OSHA”) announced a National Emphasis Program under which it is inspecting domestic oil refinery locations. OSHA conducted an inspection at Sunoco, Inc, (R&M)’s Toledo refinery for a six-month period commencing in November 2007. The inspection focused on the OSHA Process Safety Management requirements. The inspection resulted in the issuance of citations totaling in excess of $100 thousand. Sunoco has formally contested the citations and is engaged in settlement discussions with OSHA. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.)

OSHA conducted a National Emphasis Program inspection at Sunoco, Inc. (R&M)’s Eagle Point refinery for a six-month period commencing in June 2008. The inspection focused on the OSHA Process Safety Management requirements. In December 2008, OSHA issued a citation in excess of $100 thousand. Sunoco has formally contested the citation and is engaged in settlement discussions with OSHA.

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

In November 2007 and February 2008, Sunoco Logistics Partners L.P. received notices of administrative fines from the Delaware County Regional Water Control Authority (“DELCORA”) totaling approximately $600 thousand relating to alleged non-compliance with monthly average arsenic limits. In December 2008, Sunoco Logistics Partners L.P. entered into a Compliance Order with DELCORA, settling and resolving the penalty assessment and, pursuant to the agreement, paid DELCORA $10 thousand. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.)

MTBE Litigation

Sunoco, along with other refiners, and manufacturers and sellers of gasoline is a defendant in approximately 24 lawsuits in 4 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

In December 2007, Sunoco, along with other refiners, entered into a settlement in principle which covers 53 MTBE cases. The settlement required a cash payment by the group of settling refiner defendants of approximately $422 million (which included attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. The Company established a $17 million after-tax accrual, representing its allocation percentage of the settlement, in 2007 and recognized an $11 million after-tax gain in 2008 in connection with an insurance recovery. During 2008, Sunoco made a cash payment of approximately $28 million and recovered $18 million of proceeds from the insurance settlement.

The majority of the remaining MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358) (“MDL Litigation”). Discovery is proceeding in all of these cases. One of the cases, City of New York, is scheduled to proceed to trial in June 2009. Sunoco recently participated in a settlement mediation relating to MTBE cases arising out of MTBE contamination in the Fort Montgomery, NY area which included Basso and Tonneson and two state cases,

Abrevaya and Armstrong. Sunoco reached a settlement with the plaintiffs, which is awaiting approval by the court. The impact of the settlement was not material.

The MDL Litigation includes the following cases that were filed in March 2007:

City of Glen Cove Water District v. Sunoco, et al. (U.S. District Court, Southern District of New York);

Town of Huntington/Dix Hills Water District v. Sunoco, et al. (U.S. District Court, Southern District of New York);

Albertson Water District v. Sunoco, et al. (U.S. District Court, Southern District of New York);

City of Greenlawn Water District v. Sunoco, et al. (U.S. District Court, Southern District of New York);

City of Tampa Bay Water Authority v. Sunoco, et al. (U.S. District Court, Middle District of Florida);

City of Inverness Water District v. Sunoco, et al. (U.S. District Court, Middle District of Florida);

Homosassa Water District v. Sunoco, et al. (U.S. District Court, Middle District of Florida); and

The City of Crystal River v. Sunoco, et al. (U.S. District Court, Middle District of Florida).

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at December 31, 2008 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Other Litigation

In November 2006, a jury entered a verdict in an action brought by the State of New York (State of New York v. LVF Realty, et al.) seeking to recover approximately $57 thousand in investigation costs incurred by the state at a service station located in Inwood, NY, plus interest and penalties. Sunoco owned the property from the 1940s until 1985 and supplied gasoline to the station until 2003. Sunoco denied that it was responsible for the contamination. The jury found Sunoco responsible for 80 percent of the state’s costs plus interest and assessed a penalty against Sunoco of $6 million. In June 2007, the trial court judge in this case denied Sunoco’s post-trial motion requesting that the $6 million penalty verdict be set aside. Sunoco intends to continue to aggressively challenge the verdict and has filed an appeal of this matter. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.)

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at December 31, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of Sunoco, Inc.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years
Terence P. Delaney, 53 Interim Chief Financial Officer	Mr. Delaney was elected to his present position in December 2008. He was Vice President, Investor Relations and Planning from January 2003 to December 2008.

Lynn L. Elsenhans, 52 Chairman, Chief Executive Officer and President, Sunoco, Inc., and Chairman of the Board of Directors, Sunoco Partners LLC	Ms. Elsenhans was elected Chairman of Sunoco, Inc. effective in January 2009 and had previously been elected Chief Executive Officer and President of Sunoco, Inc. effective in August 2008. She was Executive Vice President, Global Manufacturing, Shell Downstream, Inc., a subsidiary of Royal Dutch Shell plc, from January 2005 to July 2008. She was President of Shell Oil Company from June 2003 until March 2005 and President and Chief Executive Officer of Shell Oil Products U.S. from June 2003 until January 2005. Ms. Elsenhans was appointed Chairman of the Board of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P. in October 2008 and had previously been elected Director effective in August 2008.

Bruce G. Fischer, 53 Senior Vice President, Strategy and Portfolio	Mr. Fischer was elected to his present position in October 2008. He was Senior Vice President, Sunoco Chemicals from January 2002 to October 2008.

Michael J. Hennigan, 49 Senior Vice President, Business Improvement	Mr. Hennigan was elected to his present position in October 2008. He was Senior Vice President, Supply, Trading, Sales and Transportation from February 2006 to October 2008 and Vice President, Product Trading, Sales and Supply from March 2001 to February 2006.

Vincent J. Kelley, 49 Senior Vice President, Refining and Supply	Mr. Kelley was elected to his present position in October 2008. He was Senior Vice President, Refining from February 2006 to October 2008 and Vice President, Northeast Refining from March 2001 to February 2006.

Joseph P. Krott, 45 Comptroller	Mr. Krott was elected to his present position in July 1998.

Michael S. Kuritzkes, 48 Senior Vice President and General Counsel	Mr. Kuritzkes was elected to his present position in January 2003.

Robert W. Owens, 55 Senior Vice President, Marketing	Mr. Owens was elected to his present position in September 2001.

Bruce D. Rubin, 52 Vice President, Chemicals	Mr. Rubin was elected to his present position in October 2008. He was Vice President, Polymers from July 2004 to October 2008 and Vice President and General Manager, Polypropylene from January 2002 to July 2004.

Michael J. Thomson, 50 Senior Vice President, Sunoco, Inc., and President, SunCoke Energy, Inc.	Mr. Thomson was elected to his present position in May 2008. He was Vice President, Sunoco, Inc. and Executive Vice President, SunCoke Energy, Inc. from March 2007 to May 2008 and held the additional position of Chief Operating Officer, SunCoke Energy, Inc. from January 2008 to May 2008. He was President, PSEG Fossil LLC from August 2003 to February 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any of its common stock during the three-month period ended December 31, 2008. As of December 31, 2008, the Company had approximately $600 million of its common stock that may yet be purchased under a $1 billion share repurchase program. This program, which was approved by the Company’s Board of Directors on September 7, 2006, has no stated expiration date.

The other information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 98 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

(Millions of Dollars or Shares, Except Per-Share Amounts)	2008	2007	2006	2005	2004
Statement of Income Data:
Sales and other operating revenue (including consumer excise taxes)	$54,052	$44,470	$38,636	$33,754	$25,468
Net income*	$776	$891	$979	$974	$605

Per-Share Data**:
Net income:
Basic	$6.63	$7.44	$7.63	$7.13	$4.08
Diluted	$6.63	$7.43	$7.59	$7.08	$4.04
Cash dividends on common stock	$1.175	$1.075	$.95	$.75	$.575

Balance Sheet Data:
Cash and cash equivalents	$240	$648	$263	$919	$405
Total assets	$11,150	$12,426	$10,982	$9,931	$8,079
Short-term borrowings and current portion of long-term debt	$458	$4	$282	$177	$103
Long-term debt	$1,705	$1,724	$1,705	$1,234	$1,379
Shareholders’ equity	$2,842	$2,533	$2,075	$2,051	$1,607
Outstanding shares of common stock**	116.9	117.6	121.3	133.1	138.7
Shareholders’ equity per outstanding share**	$24.31	$21.54	$17.11	$15.41	$11.59

*	Includes after-tax gains related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units totaling $14 and $90 million in 2008 and 2007, respectively, after-tax gains related to income tax matters totaling $26, $18 and $18 million in 2008, 2005 and 2004, respectively, an after-tax loss associated with a phenol supply contract dispute totaling $56 million in 2005, after-tax provisions for asset write-downs and other matters totaling $138, $32 and $8 million in 2008, 2007 and 2004, respectively, and an after-tax loss from early extinguishment of debt totaling $34 million in 2004. (See Notes 2, 3, 4 and 12 to the Consolidated Financial Statements under Item 8.)
**	Share and per-share data presented for all periods reflect the effect of a two-for-one stock split, which was effected in the form of a common stock dividend distributed on August 1, 2005.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is management’s analysis of the financial performance of Sunoco, Inc. and subsidiaries (collectively, “Sunoco” or the “Company”) and of significant trends that may affect its future performance. It should be read in conjunction with Sunoco’s consolidated financial statements and related notes under Item 8. Those statements in Management’s Discussion and Analysis that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 55 for a discussion of the factors that could cause actual results to differ materially from those projected.

Overview

Historically, Sunoco’s profitability has primarily been determined by refined product and chemical margins and the reliability and efficiency of its operations. The volatility of crude oil, refined product and chemical prices and the overall supply/demand balance for these commodities have had, and should continue to have, a significant impact on margins and the financial results of the Company. Sunoco’s profitability has been increasingly impacted by the growth in the level of earnings in its cokemaking operations.

Throughout most of 2006 and 2007, refined product margins in Sunoco’s principal refining centers in the Northeast and Midwest were very strong. Such margins benefited from stringent fuel specifications related to sulfur reductions in gasoline and diesel products, strong premiums for ethanol-blended gasoline, generally tight industry refined product inventory levels on a days-supply basis and strong global refined product demand coupled with refinery maintenance/capital improvement downtime, which led to reductions in spare industry refining capacity. However, refined product margins, particularly for gasoline, declined significantly in the first half of 2008 in response to record high crude oil prices and softening global demand, then strengthened in the second half of 2008 due to supply disruptions in the Gulf Coast attributable to Hurricanes Gustav and Ike and declining crude oil prices. Chemical margins were weak during most of the 2006-2008 period in response to significantly higher feedstock costs and softening demand. In 2008, cokemaking profitability increased significantly primarily in response to increased price realizations from coal and coke production at the Company’s Jewell operations.

Sunoco expects that refined product margins will continue to be positive, although at much lower levels than the prior three years as a weakening global economy and lower global demand should continue to place pressure on refined product margins, particularly for gasoline. However, the completion of major capital projects in 2007 has significantly enhanced the earnings potential and flexibility of Sunoco’s refining assets and should continue to mitigate the adverse impact of market declines. The Company believes the profitability of the Chemicals business will continue to be challenged in 2009 due to the weakening economy causing ongoing weakness in product demand. The absolute level of refined product and chemical margins is difficult to predict as they are influenced by extremely volatile factors in the global marketplace, including the absolute level of crude oil and other feedstock prices, the effects of weather conditions on product supply and demand and the impact of a weakening global economy. Cokemaking profitability is expected to continue to increase as various growth projects in the Company’s coke business come on stream, although Coke segment profitability will be impacted by volatility of coal prices on the Jewell coal and cokemaking operations.

The Company’s future operating results and capital spending plans will also be impacted by environmental matters (see “Environmental Matters” below).

Strategic Actions

Sunoco is committed to improving its performance and enhancing its shareholder value while, at the same time, maintaining its financial strength and flexibility by striving to:

•	Deliver excellence in health, safety and environmental performance;

•	Increase reliability and realize additional operational improvements of Company assets in each of its businesses;

•	Reduce expenses;

•	Efficiently manage capital spending to minimize outlays during periods of weak profitability;

•	Diversify, upgrade and grow the Company’s asset base through strategic acquisitions and investments;

•	Divest assets that do not meet the Company’s return-on-investment criteria; and

•	Return cash to the Company’s shareholders through the payment of cash dividends.

Sunoco has undertaken the following initiatives as part of this strategy:

In the Refining and Supply business:

•	Announced in December 2008 its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009;

•

Completed a $525 million project in May 2007 to expand the capacity of one of the fluid catalytic cracking units at the Philadelphia refinery by 15 thousand barrels per day, which enables an upgrade of an additional 15-20 thousand barrels per day of residual fuel production into higher-value gasoline and distillate production and expands crude oil flexibility;

•

Completed a $53 million project in July 2007 at the Toledo refinery, which expands the facility’s crude processing capability by 10 thousand barrels per day. In 2008, additional work was performed at this facility to expand crude processing capability by an additional 5 thousand barrels per day; and

•	Completed capital projects in 2006 totaling $755 million to comply with the Tier II low-sulfur gasoline and on-road diesel fuel requirements.

In the Retail Marketing business:

•

Continued to execute a Retail Portfolio Management program in 2008 designed to enhance overall return on capital employed in the business. Under this program, Sunoco is selectively reducing its invested capital in Company-owned or leased sites, while retaining most of the gasoline sales volumes attributable to the divested sites. During the 2006-2008 period, Sunoco generated $133 million of divestment proceeds related to the sale of 181 sites. In early 2009, Sunoco announced the addition of approximately 150 sites to the program and expects to generate an estimated $180 million of proceeds, primarily over the next two years, from divestment activities.

In the Chemicals business:

•	Announced in December 2008 its decision to sell the business if it can obtain an appropriate value; and

•	Announced in January 2009 its decision to permanently shut down the Bayport, TX polypropylene plant no later than April 30, 2009.

In the Logistics business:

•

Completed an acquisition totaling $185 million in November 2008 of a refined products pipeline system, refined products terminal facilities and certain other related assets located in Texas and Louisiana;

•

Continued construction in 2008 of a crude oil pipeline from the Nederland terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery and three related crude oil storage tanks, which are to be completed in 2010 at a cost of approximately $90 million; and

•	Completed acquisitions totaling $109 million in March 2006 of two crude oil pipeline systems and related storage facilities located in Texas.

In the Coke business:

•

Commenced construction in 2008 of a 650 thousand tons-per-year cokemaking facility in Granite City, IL. SunCoke Energy will own and operate the new facility, which is expected to cost approximately $300 million and be completed in the fourth quarter of 2009;

•

Entered into an agreement in 2008 to build, own and operate a 550 thousand tons-per-year cokemaking facility and associated cogeneration power plant capable of providing 46 megawatts of power in Middletown, OH. Construction of these facilities, which is expected to cost approximately $350 million, is subject to resolution of all contingencies, including necessary permits. The facilities are expected to be completed 15 to 18 months after resolution of the contingencies, which may move the targeted completion date beyond the previously announced 2010;

•

Completed construction and began operations in 2008 at Haverhill II, a second 550 thousand tons-per-year cokemaking facility and associated cogeneration power plant located at the Company’s Haverhill, OH site;

•

Began operations in 2007 at a new 1.7 million tons-per-year cokemaking facility in Vitória, Brazil. SunCoke Energy has a $41 million preferred stock investment in this facility and receives fees for operating the plant as well as for licensing its proprietary technology to the project company; and

•	Completed in December 2006 the $155 million purchase of the minority interest in the Jewell cokemaking operations.

Sunoco also:

•

Commenced a business improvement initiative in the fourth quarter of 2008 to reduce costs and improve business processes. Implementation is expected to commence in the first quarter of 2009 with a goal of significantly reducing costs by moving the Company’s cost structure from an average industry performance to first quartile performance. Cash outlays in connection with this initiative, which largely consist of severance and related benefits, are likely to occur over approximately one year. However, the Company does not expect these cash costs to be incremental to the salary and benefits which would otherwise have been paid to employees who are terminated.

•

Repurchased 0.8, 4.0 and 12.2 million shares during 2008, 2007 and 2006, respectively, of its outstanding common stock for $49, $300 and $871 million, respectively. Additional repurchases of Company stock will be dependent on prevailing market conditions, available cash and the attractiveness of repurchasing stock relative to other investment alternatives; and

•

Increased the quarterly cash dividend on its common stock, effective with the second quarter of 2008, to $.30 per share ($1.20 per year), following increases from $.25 per share to $.275 per share in the second quarter of 2007 and from $.20 per share to $.25 per share in the second quarter of 2006.

For additional information regarding the above actions, see Notes 2, 15 and 16 to the Consolidated Financial Statements (Item 8).

Results of Operations

Earnings Profile of Sunoco Businesses (millions of dollars after tax)

	2008	2007	2006
Refining and Supply	$515	$772	$881
Retail Marketing	201	69	76
Chemicals	36	26	43
Logistics	85	45	36
Coke	105	29	50
Corporate and Other:
Corporate expenses	(46)	(67)	(58)
Net financing expenses and other	(22)	(41)	(49)
Asset write-downs and other matters	(138)	(32)	—
Income tax matters	26	—	—
Issuance of Sunoco Logistics Partners L.P. limited partnership units	14	90	—

Consolidated net income	$776	$891	$979

Analysis of Earnings Profile of Sunoco Businesses

In 2008, Sunoco earned $776 million, or $6.63 per share of common stock on a diluted basis, compared to $891 million, or $7.43 per share, in 2007 and $979 million, or $7.59 per share, in 2006.

The $115 million decrease in net income in 2008 was primarily due to higher provisions for asset write-down and other matters ($102 million), lower gains related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units ($76 million), higher expenses ($124 million), lower production of refined products ($85 million), lower refined product margins ($21 million), lower gains on asset divestments ($18 million) and lower gasoline and distillate sales volumes ($22 million). Partially offsetting these negative factors were higher average retail gasoline and distillate margins ($178 million); higher income attributable to Sunoco’s Coke ($76 million), Logistics ($40 million) and Chemicals ($10 million) businesses; lower net financing expenses ($19 million); and gains recognized in 2008 related to certain income tax matters ($26 million).

The $88 million decrease in net income in 2007 was primarily due to higher expenses ($116 million), a provision for asset write-downs and other matters recognized in 2007 ($32 million), lower margins in Sunoco’s Refining and Supply ($44 million) and Retail Marketing ($12 million) businesses and lower income attributable to the Coke business ($21 million) primarily due to lower tax benefits. Partially offsetting these negative factors were the gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units ($90 million), higher gains on asset divestments ($11 million), higher earnings from the Logistics business ($9 million), lower net financing expenses ($8 million) and a lower effective income tax rate ($14 million).

Refining and Supply

The Refining and Supply business manufactures petroleum products and commodity petrochemicals at its Marcus Hook, Philadelphia, Eagle Point and Toledo refineries and petroleum and lubricant products at its Tulsa refinery and sells these products to other Sunoco businesses and to wholesale and industrial customers. Refining operations are comprised of Northeast Refining (the Marcus Hook, Philadelphia and Eagle Point refineries) and MidContinent Refining (the Toledo and Tulsa refineries). Sunoco intends to sell the Tulsa refinery or convert it to a terminal by the end of 2009.

	2008	2007		2006
Income (millions of dollars)	$515	$772		$881
Wholesale margin* (per barrel):
Total Refining and Supply	$8.77	$8.87		$9.09
Northeast Refining	$8.90	$7.38		$7.92
MidContinent Refining	$8.38	$13.17		$12.46
Throughputs (thousands of barrels daily):
Crude oil	783.3	834.7		840.6
Other feedstocks	84.8	80.0		72.8

Total throughputs	868.1	914.7		913.4

Products manufactured (thousands of barrels daily):
Gasoline	399.9	439.2		436.2
Middle distillates	316.2	314.4		305.5
Residual fuel	56.4	66.6		74.0
Petrochemicals	34.5	37.2		35.6
Lubricants	11.4	11.6		13.2
Other	82.1	80.4		82.2

Total production	900.5	949.4		946.7
Less: Production used as fuel in refinery operations	40.5	43.4		43.9

Total production available for sale	860.0	906.0		902.8

Crude unit capacity (thousands of barrels daily) at December 31	910.0	910.0	**	900.0
Crude unit capacity utilized	86%	92%		93%
Conversion capacity*** (thousands of barrels daily) at December 31	407.0	407.0		392.0
Conversion capacity utilized	87%	94%		95%

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects a 10 thousand barrels-per-day increase in MidContinent Refining in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.
***	Represents capacity to upgrade lower-value, heavier petroleum products into higher-value, lighter products. Reflects a 15 thousand barrels-per-day increase in Northeast Refining in May 2007 attributable to an expansion project.

Refining and Supply segment results decreased $257 million in 2008 primarily due to higher expenses ($145 million) and lower production volumes ($85 million). Also contributing to the decline were lower realized margins ($21 million). The higher expenses were largely the result of increased prices for purchased fuel and utilities. Production volumes decreased approximately 17 million barrels in 2008 compared to 2007. Planned and unplanned maintenance work and economically driven rate reductions in 2008 reduced production throughout the refining system, while production in 2007 was negatively impacted by major turnaround and expansion work at the Philadelphia refinery as well as a turnaround at the Tulsa refinery. In 2008, Sunoco announced its intention to sell its Tulsa refinery or convert it to a terminal by the end of 2009 and, as a result, recorded a $95 million after-tax provision to write down the affected assets to their estimated fair values. This charge is reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 2 to the Consolidated Financial Statements under Item 8).

Refining and Supply segment results decreased $109 million in 2007 largely due to higher expenses ($92 million) and lower realized margins ($44 million), partially offset by higher production volumes ($6 million) and a lower effective income tax rate ($18 million). The lower margins reflect the negative impact of higher average crude oil costs, while the higher expenses were largely the result of costs associated with the major turnaround and expansion work at the Philadelphia refinery and the turnaround work at the Tulsa refinery as well as increased operating costs to produce low-sulfur fuels.

Retail Marketing

The Retail Marketing business sells gasoline and middle distillates at retail and operates convenience stores in 26 states, primarily on the East Coast and in the Midwest region of the United States.

	2008	2007	2006
Income (millions of dollars)	$201	$69	$76
Retail margin* (per barrel):
Gasoline	$6.30	$3.92	$4.16
Middle distillates	$7.20	$5.05	$4.69
Sales (thousands of barrels daily):
Gasoline	287.4	301.0	303.2
Middle distillates	37.7	40.6	42.9

	325.1	341.6	346.1

Retail gasoline outlets	4,720	4,684	4,691

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing segment income increased $132 million in 2008 primarily due to higher retail gasoline ($159 million) and distillate ($19 million) margins, partially offset by lower retail gasoline ($18 million) and distillate ($4 million) sales volumes and lower divestment gains attributable to the Retail Portfolio Management program ($18 million), in part due to the recognition in 2008 of impairment losses and associated costs totaling $6 million after tax on certain properties held for sale.

Retail Marketing segment income decreased $7 million in 2007 primarily due to lower average retail gasoline margins ($15 million) and higher expenses ($6 million), which include a $3 million after-tax charge associated with a litigation settlement in 2007 and a $6 million after-tax charge related to an environmental litigation accrual in 2006. Partially offsetting these negative factors were higher gains attributable to the Retail Portfolio Management program ($11 million) and higher average distillate margins ($3 million).

During the 2006-2008 period, Sunoco generated $133 million of divestment proceeds related to the sale of 181 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During 2008, 2007 and 2006, net after-tax gains totaling $3, $21 and $10 million, respectively, were recognized in connection with the RPM program. In early 2009, Sunoco announced the addition of approximately 150 sites to the RPM program. There are currently approximately 200 sites in the program, of which approximately 110 are company-operated locations. These sites are expected to be divested or converted to contract dealers or distributors primarily over the next two years, generating an estimated $180 million of divestment proceeds.

Chemicals

The Chemicals business manufactures phenol and related products at chemical plants in Philadelphia, PA and Haverhill, OH; and polypropylene at facilities in LaPorte, TX, Neal, WV, Bayport, TX and Marcus Hook, PA. The Chemicals business also distributes and markets these products. Sunoco intends to permanently shut down the Bayport polypropylene facility no later than April 30, 2009. Sunoco also intents to sell its Chemicals business if it can obtain an appropriate value.

	2008	2007	2006
Income (millions of dollars)	$36	$26	$43
Margin* (cents per pound):
All products**	10.7¢	9.8¢	9.9¢
Phenol and related products	9.6¢	8.5¢	8.0¢
Polypropylene**	12.1¢	11.6¢	12.4¢
Sales (millions of pounds):
Phenol and related products	2,274	2,508	2,535
Polypropylene	2,204	2,297	2,243
Other	65	80	88

	4,543	4,885	4,866

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals segment income increased $10 million in 2008 due primarily to higher margins ($31 million) and lower expenses ($17 million), partially offset by lower sales volumes ($24 million) and a provision to write down polypropylene inventory to market value ($12 million). The lower expenses were largely due to the transfer of cumene and propylene splitter assets to Refining and Supply, effective January 1, 2008.

Chemicals segment income decreased $17 million in 2007 primarily due to higher expenses ($9 million), lower margins ($3 million) and the absence of a deferred tax benefit recognized in 2006 as a result of a state tax law change ($4 million).

During January 2009, Sunoco decided that it will permanently shut down its Bayport, TX polypropylene plant which has become uneconomic to operate and in 2008 also determined that the goodwill related to its polypropylene business no longer had value. In connection therewith, the Company recorded a $54 million after-tax provision to write down the affected Bayport assets to estimated fair value and to write off the remaining polypropylene business goodwill. During 2007, Sunoco decided to permanently shut down a previously idled phenol production line at its Haverhill, OH plant that had become uneconomic to restart. In connection with this shutdown, the Company recorded an $8 million after-tax provision to write off the affected production line. During 2007, Sunoco also recorded a $7 million after-tax loss associated with the sale of its Neville Island, PA terminal facility, which included an accrual for enhanced pension benefits associated with employee terminations and for other required exit costs. These items are reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 2 to the Consolidated Financial Statements under Item 8).

During 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a wholly owned subsidiary of LyondellBasell Industries. Under the terms of the partnership agreement, the partnership has agreed to provide Sunoco with 500 million pounds per year of propylene for 15 years priced on a cost-based formula that includes a fixed discount that declines over the life of the partnership. Under a separate 15-year supply contract, Equistar provides Sunoco with 200 million pounds per year of propylene at market prices. Through the partnership and the supply contract, the Company believes it has secured a favorable long-term supply of propylene for its Gulf Coast polypropylene business. Realization of these benefits is largely dependent upon performance by Equistar. In January 2009, LyondellBasell Industries announced that its U.S. operations (including Equistar) filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Neither the partnership nor the Equistar entities that are partners of the partnership has filed for bankruptcy. In addition, Equistar has not given any indication that it will not perform under its contracts. Sunoco does not believe that the bankruptcy will have a significant adverse impact on its business. However, in the event of nonperformance, Sunoco has oversight, performance and other contractual rights under the partnership agreement.

Logistics

The Logistics business operates refined product and crude oil pipelines and terminals and conducts crude oil acquisition and marketing activities primarily in the Northeast, Midwest and South Central regions of the United States. In addition, the Logistics business has an ownership interest in several refined product and crude oil pipeline joint ventures. Substantially all logistics operations are conducted through Sunoco Logistics Partners L.P. (the “Partnership”), a consolidated master limited partnership. Sunoco has a 43 percent interest in Sunoco Logistics Partners L.P., which includes its 2 percent general partnership interest (see “Capital Resources and Liquidity—Other Cash Flow Information” below).

	2008	2007	2006
Income (millions of dollars)	$85	$45	$36
Pipeline and terminal throughput (thousands of barrels daily)*:
Unaffiliated customers	1,221	1,137	1,033
Affiliated customers	1,587	1,665	1,644

	2,808	2,802	2,677

*	Excludes joint-venture operations.

Logistics segment income increased $40 million in 2008 due to record results from Sunoco Logistics Partners L.P. primarily resulting from increased pipeline fees and higher lease acquisition margins in its western pipeline system. Also contributing to the increase were higher earnings from the eastern pipeline system and terminalling operations.

Logistics segment income increased $9 million in 2007 largely due to higher earnings from terminalling operations, crude oil acquisition and marketing activities and the Partnership’s acquisitions completed in 2006, partially offset by a reduction in Sunoco’s ownership in the Partnership subsequent to the public equity offering in 2006.

In November 2008, the Partnership purchased a refined products pipeline system, refined products terminal facilities and certain other related assets located in Texas and Louisiana from affiliates of Exxon Mobil Corporation for $185 million. In March 2006, the Partnership purchased two separate crude oil pipeline systems and related storage facilities located in Texas, one from affiliates of Black Hills Energy, Inc. (“Black Hills”) for $41 million and the other from affiliates of Alon USA Energy, Inc. for $68 million. The Black Hills acquisition also includes a lease acquisition marketing business and related inventory. During 2008, the Partnership continued its construction of new crude oil storage tanks, four of which were placed into service in 2007 and three in 2008. In August 2006, the Partnership purchased from Sunoco for $65 million a company that has a 55 percent interest in Mid-Valley Pipeline Company, a joint venture which owns a crude oil pipeline system in the Midwest. Sunoco did not recognize any gain or loss on this transaction. The Partnership intends to take advantage of additional growth opportunities in the future, both within its current system and with third-party acquisitions.

Coke

The Coke business, through SunCoke Energy, Inc. and its affiliates (individually and collectively, “SunCoke Energy”), currently makes high-quality, blast-furnace coke at its Indiana Harbor facility in East Chicago, IN, at its Jewell facility in Vansant, VA, at its Haverhill facilities in Franklin Furnace, OH, and at a facility in Vitória, Brazil, and produces metallurgical coal from mines in Virginia, primarily for use at the Jewell cokemaking facility. In addition, the Indiana Harbor plant produces heat as a by-product that is used by a third party to produce electricity. The Haverhill facility produces steam that is sold to Sunoco’s Chemicals business and electricity from its associated cogeneration power plant for the regional power market. The Vitória, Brazil facility commenced operations in 2007. SunCoke Energy is the operator of the Vitória facility, and, during 2007, increased its investment in the project company by becoming the sole subscriber of preferred shares for a total equity interest of $41 million. An additional cokemaking facility is currently under construction in Granite City, IL, which is expected to be completed in the fourth quarter of 2009 and an agreement has been entered into for a cokemaking facility and associated cogeneration power plant to be built, owned and operated by SunCoke Energy in Middletown, OH, which is subject to resolution of all contingencies, including necessary permits.

	2008	2007	2006
Income (millions of dollars)	$105	$29	$50
Coke production (thousands of tons):
United States	2,626	2,469	2,510
Brazil	1,581	1,091	—

Coke segment income increased $76 million in 2008 primarily due to increased price realizations from coke production at Jewell. Partially offsetting this positive factor were higher minority interest, selling, general and administrative and depreciation expenses.

Coke segment income decreased $21 million in 2007 primarily due to a $12 million increase in the partial phase-out of tax credits resulting from the high level of crude oil prices and the absence of a $3 million investment tax credit adjustment related to the Haverhill facility. Also contributing to the decline in earnings were higher costs and lower sales prices at the Jewell coal operations and higher depreciation and selling, general and administrative expenses. Partially offsetting these negative factors was $4 million of income from the cokemaking facility in Vitória, Brazil. In 2007 and 2006, Coke recorded 30 and 65 percent, respectively, of the tax credits that otherwise would have been available without regard to the phase-out provisions with the partial phase-out reducing earnings by $20 and $8 million, respectively, during those periods.

Sunoco received a total of $309 million in exchange for interests in its Jewell cokemaking operations in two separate transactions in 1995 and 2000. Sunoco also received a total of $415 million in exchange for interests in its Indiana Harbor cokemaking operations in two separate transactions in 1998 and 2002. Sunoco did not recognize any gain as of the dates of these transactions because the third-party investors were entitled to a preferential return on their respective investments. In December 2006, Sunoco acquired the limited partnership interest of the third-party investor in the Jewell cokemaking operation for $155 million and recognized a $3 million after-tax loss in 2006 in connection with this transaction. This loss is included in Net Financing Expenses and Other under Corporate and Other in the Earnings Profile of Sunoco Businesses.

The returns of the investors in the Indiana Harbor cokemaking operations were equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continued until the fourth quarter of 2007 (at which time the investor entitled to the preferential return recovered its investment and achieved a cumulative annual after-tax return of approximately 10 percent). Those investors are now entitled to a minority interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

Prior to completion of the preferential return periods, expense was recognized to reflect the investors’ preferential returns in the Jewell and Indiana Harbor operations. Such expense, which is included in Net Financing Expenses and Other under Corporate and Other in the Earnings Profile of Sunoco Businesses, totaled $13 and $31 million after tax in 2007 and 2006, respectively. Income is recognized by the Coke business as coke production and sales generate cash flows and tax benefits. Such cash flows and tax benefits were allocated to Sunoco and the third-party investors prior to completion of the preferential return periods. The Coke business’ after-tax income attributable to the tax benefits, which primarily consist of nonconventional fuel credits, was $17, $20 and $38 million after tax in 2008, 2007 and 2006, respectively. Under existing tax law, beginning in 2008, most of the coke production at Jewell and all of the coke production at Indiana Harbor are no longer eligible to generate nonconventional fuel tax credits. With the completion of the preferential return periods, the third-party investor’s share of net income is now recognized as minority interest expense by the Coke business.

With respect to the Jewell operation, beginning in 2008, the price of coke from this facility (700 thousand tons per year) changed from a fixed price to an amount equal to the sum of (i) the cost of delivered coal to the Haverhill facility multiplied by an adjustment factor, (ii) actual transportation costs, (iii) an operating cost component indexed for inflation, and (iv) a fixed-price component.

In February 2007, SunCoke Energy entered into an agreement with two affiliates of OAO Severstal under which a local affiliate of SunCoke Energy would build, own and operate an expansion of the Haverhill plant (that would double this facility’s cokemaking capacity to 1.1 million tons of coke per year) and a cogeneration power plant. Limited operations from this cokemaking facility commenced in July 2008 with full operations expected in the second quarter of 2009. Total capital outlays for the project are estimated at $265 million, of which $254 million has been spent through December 31, 2008. In connection with this agreement, two affiliates of OAO Severstal agreed to purchase, over a 15-year period, 550 thousand tons per year of coke from the cokemaking facility. The flue gas produced during the cokemaking process is used to generate low-cost steam that is sold to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business and electricity for sale into the regional power market. The cogeneration plant, which includes a 67 megawatt turbine, is expected to provide, on average, 46 megawatts of power. With the income attributable to this project and the anticipated impact of higher coal prices on Jewell coke prices in 2009, Coke’s income is expected to total approximately $175-$200 million after tax for the full-year 2009.

Substantially all coke sales from the Indiana Harbor and Jewell plants and 50 percent of the production from the Haverhill plant (once it becomes fully operational) are made pursuant to long-term contracts with affiliates of ArcelorMittal. The balance of coke produced at the Haverhill plant is sold to two affiliates of OAO Severstal under long-term contracts. In addition, the technology and operating fees, as well as preferred dividends pertaining to the Brazilian cokemaking operation are payable to SunCoke Energy under long-term contracts with a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder. Neither ArcelorMittal nor OAO Severstal has provided any indication that they will not perform under those contracts. However, in the event of nonperformance, SunCoke Energy’s results of operations and cash flows would be adversely affected.

In February 2008, SunCoke Energy entered into an agreement with U.S. Steel under which SunCoke Energy will build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to U.S. Steel’s steelmaking facility in Granite City, Illinois. Construction of this facility, which is estimated to cost approximately $300 million, is currently underway and is expected to be completed in the fourth quarter of 2009. Expenditures through December 31, 2008 totaled $164 million. In connection with this agreement, U.S. Steel has agreed to purchase, over a 15-year period, such coke production as well as the steam generated from the heat recovery cokemaking process at this facility.

In March 2008, SunCoke Energy entered into an agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, Ohio steelmaking facility subject to resolution of all contingencies, including necessary permits. These facilities are expected to cost in aggregate approximately $350 million and be completed 15 to 18 months after resolution of the contingencies, which may move the targeted completion date beyond the previously announced 2010. The plant is expected to produce 550 thousand tons of coke per year and on average, 46 megawatts of power into the regional power market. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through December 31, 2008 totaled $48 million, with additional funds committed of approximately $25 million. In the event contingencies (including permit issues) to constructing the project cannot be resolved, AK Steel is obligated to reimburse substantially all of these amounts to Sunoco.

SunCoke Energy is currently discussing other opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term contracts. The facilities would also generate steam, which would typically be sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market. SunCoke Energy’s ability to enter into additional arrangements is dependent upon market conditions in the steel industry.

Corporate and Other

Corporate Expenses—Corporate administrative expenses decreased $21 million in 2008 primarily due to the absence of an adjustment to charitable contributions expense that was made in 2007 and lower accruals for performance-related incentive compensation. In 2007, corporate administrative expenses increased $9 million in part due to the adjustment to charitable contributions expense.

Net Financing Expenses and Other—Net financing expenses and other decreased $19 million in 2008 primarily due to higher capitalized interest ($8 million) and the absence of expense attributable to the preferential return of third-party investors in Sunoco’s Indiana Harbor cokemaking operations ($9 million). In 2007, net financing expenses and other decreased $8 million primarily due to higher capitalized interest ($7 million), lower expenses attributable to the preferential return of third-party investors in Sunoco’s cokemaking operations ($18 million) and the absence of a loss pertaining to the purchase of the minority interest in the Jewell cokemaking operations ($3 million), partially offset by lower interest income ($6 million), higher interest expense ($8 million) and the absence of a net gain attributable to income tax matters ($5 million).

Asset Write-Downs and Other Matters—During 2008, Sunoco recorded a $95 million after-tax provision to write down Refining and Supply’s Tulsa refinery, which it intends to sell or convert to a terminal by the end of 2009; recorded a $35 million after-tax provision to write down Chemicals’ Bayport, TX polypropylene plant that will be permanently shut down no later than April 30, 2009; recorded a $19 million after-tax provision to write off the goodwill pertaining to Chemicals’ polypropylene business; and recorded an $11 million after-tax gain on an insurance recovery related to an MTBE litigation settlement. In 2007, Sunoco recorded an $8 million after-tax provision to write off a previously idled phenol line at Chemicals’ Haverhill, OH plant which was permanently shut down; recorded a $7 million after-tax loss related to the sale of Chemicals’ Neville Island, PA terminal facility, which included an accrual for enhanced pension benefits associated with employee terminations and for other required exit costs; and recorded a $17 million after-tax accrual related to the settlement of certain MTBE litigation. (See Notes 2 and 14 to the Consolidated Financial Statements under Item 8.)

Income Tax Matters—During 2008, Sunoco recognized a $16 million after-tax gain related primarily to tax credits claimed on amended federal income tax returns filed for certain prior years and a $10 million after-tax gain related to the settlement of economic nexus issues pertaining to certain prior-year state corporate income tax returns (see Note 4 to the Consolidated Financial Statements under Item 8).

Issuance of Sunoco Logistics Partners L.P. Limited Partnership Units—During 2008 and 2007, Sunoco recognized after-tax gains totaling $14 and $90 million, respectively, related to the prior issuance of limited partnership units of the Partnership to the public. (See Note 15 to the Consolidated Financial Statements under Item 8.)

Analysis of Consolidated Statements of Income

Revenues—Total revenues were $54.15 billion in 2008, $44.73 billion in 2007 and $38.72 billion in 2006. The 21 percent increase in 2008 was primarily due to higher refined product prices as well as higher crude oil prices in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes. In 2007, the 16 percent increase was primarily due to higher refined product prices and sales volumes as well as higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses—Total pretax costs and expenses were $52.97 billion in 2008, $43.32 billion in 2007 and $37.14 billion in 2006. The 22 and 17 percent increases in 2008 and 2007, respectively, were primarily due to higher crude oil and refined product acquisition costs resulting largely from price increases and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Financial Condition

Capital Resources and Liquidity

Cash and Working Capital—At December 31, 2008, Sunoco had cash and cash equivalents of $240 million compared to $648 million at December 31, 2007 and $263 million at December 31, 2006 and had a working capital deficit of $1,102 million compared to $1,002 million at December 31, 2007 and $740 million at December 31, 2006. The $408 million decrease in cash and cash equivalents in 2008 was due to a $1,401 million net use of cash in investing activities, partially offset by $836 million of net cash provided by operating activities (“cash generation”) and $157 million of net cash provided by financing activities. The $385 million increase in cash and cash equivalents in 2007 was due to $2,367 million of cash generation, partially offset by a $1,193 million net use of cash in investing activities and a $789 million net use of cash in financing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at December 31, 2008 by $1,400 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Certain recent legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities—In 2008, Sunoco’s cash generation was $836 million compared to $2,367 million in 2007 and $984 million in 2006. The $1,531 million decrease in cash generation in 2008 was primarily due to an increase in working capital levels pertaining to operating activities. The $1,383 million increase in cash generation in 2007 was primarily due to a decrease in working capital levels pertaining to operating activities and the absence of a $95 million payment of damages to Honeywell International Inc. in 2006 in connection with a phenol supply contract dispute, partially offset by lower net income. Increases in crude oil prices typically increase cash generation as the payment terms on Sunoco’s crude oil purchases are generally longer than the terms on product sales. Conversely, decreases in crude oil prices typically result in a decline in cash generation. Crude oil prices decreased in 2008 after increasing in 2007.

Other Cash Flow Information—Divestment activities also have been a source of cash. During the 2006-2008 period, proceeds from divestments totaled $140 million and related primarily to the divestment of retail gasoline outlets.

In 2006, Sunoco Logistics Partners L.P. issued 2.7 million limited partnership units in a public offering, generating $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 43 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which provide Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow.

The Partnership acquired interests in various pipelines and other logistics assets during the 2006-2008 period, which were financed with borrowings or from the proceeds from the equity offering (see “Capital Program” below). The Partnership expects to finance future growth opportunities with a combination of borrowings and the issuance of additional limited partnership units to the public to maintain a balanced capital structure. Any issuance of limited partnership units to the public would dilute Sunoco’s ownership interest in the Partnership.

Sunoco is a party to various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. Sunoco’s obligations under these agreements may be reduced or suspended under certain circumstances. Sunoco also has agreements with the Partnership which establish fees for administrative services provided by Sunoco to the Partnership and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

Financial Capacity—Management currently believes that future cash generation will be sufficient to satisfy Sunoco’s ongoing capital requirements, to fund its pension obligations (see “Pension Plan Funded Status” below) and to pay the current level of cash dividends on Sunoco’s common stock. However, from time to time, the Company’s short-term cash requirements may exceed its cash generation due to various factors including reductions in margins for products sold and increases in the levels of capital spending (including acquisitions) and working capital. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a $1.3 billion revolving credit facility with a syndicate of 19 participating banks (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. In September 2008, Lehman Brothers, one of the participating banks with a commitment under the Facility amounting to $20 million, declared bankruptcy and the Company believes Lehman Brothers will not fund its loan commitment. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At December 31, 2008, the Company’s tangible net worth was $3.1 billion and its targeted tangible net worth was $1.9 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At December 31, 2008, this ratio was .37 to 1. At December 31, 2008, the Facility was being used to support $207 million of commercial paper and $103 million of floating-rate notes due in 2034, which are remarketed on a weekly basis. The Company intends to continue remarketing these notes. However, any inability to remarket them would have no impact on the Company’s liquidity as they currently represent a reduction in available funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility with a syndicate of 11 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. In September 2008, Lehman Brothers, one of the participating banks with a commitment under the facility amounting to $5 million, declared bankruptcy and then failed to fund its share of the Partnership’s borrowings under this facility. Amounts outstanding under this facility totaled $323 and $91 million at December 31, 2008 and 2007, respectively. The facility was used to initially fund the Partnership’s 2008 refined products pipeline system acquisition in Texas and Louisiana. The facility contains a covenant requiring the Partnership to maintain a ratio of up to 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). At December 31, 2008, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.3 to 1. In connection with the refined product pipeline system acquisition in Texas and Louisiana, the Partnership entered into an additional $100 million 364-day revolving credit facility in May 2008, which is available to fund the same activities as under its $400 million revolving credit facility. The new facility contains the same covenant requirement as the $400 million revolving credit facility. At December 31, 2008, there were no outstanding borrowings under the 364-day credit facility.

In August 2008, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), entered into a 364-day accounts receivable securitization facility, which permits borrowings and supports the issuance of letters of credit by SRC up to a total of $200 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At December 31, 2008, there were no borrowings under the receivables facility.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	December 31
	2008	2007
Short-term borrowings	$310	$—
Current portion of long-term debt	148	4
Long-term debt	1,705	1,724

Total debt*	$2,163	$1,728

*	Includes $748 and $515 million at December 31, 2008 and 2007, respectively, attributable to Sunoco Logistics Partners L.P.

Management believes there is sufficient borrowing capacity available to pursue strategic opportunities as they arise. In addition, the Company has the option of issuing additional common or preference stock or selling an additional portion of its Sunoco Logistics Partners L.P. interests, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

Contractual Obligations—The following table summarizes the Company’s significant contractual obligations (in millions of dollars):

	Total	Payment Due Dates
		2009	2010-2011	2012-2013	Thereafter
Total debt:
Principal	$2,163	$458	$186	$611	$908
Interest	572	100	180	118	174
Operating leases*	929	167	240	119	403
Purchase obligations:
Crude oil, other feedstocks and refined products**	6,979	4,094	851	582	1,452
Convenience store items***	149	149	—	—	—
Transportation and distribution	1,517	295	412	229	581
Fuel and utilities	114	59	55	—	—
Obligations supporting financing arrangements†	60	9	18	15	18
Properties, plants and equipment	223	212	11	—	—
Other	211	50	48	38	75

	$12,917	$5,593	$2,001	$1,712	$3,611

*	Includes $204 million pertaining to lease extension options which are assumed to be exercised.
**	Includes feedstocks for chemical manufacturing and coal purchases for cokemaking operations.
***	Actual amounts will vary based upon the number of Company-operated convenience stores and the level of purchases.
†	Represents fixed and determinable obligations to secure wastewater treatment services at the Toledo refinery and coal handling services at the Indiana Harbor cokemaking facility.

Sunoco’s operating leases include leases for marine transportation vessels, service stations, office space and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year. Approximately 29 percent of the $929 million of future minimum annual rentals relates to time charters for marine transportation vessels. Most of these time charters contain terms of between three to seven years with renewal and sublease options. The time charter leases typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates. In the table above, the variable component of the lease payments has been estimated utilizing the average spot-market prices for the year 2008. The actual variable component of the lease payments attributable to these time charters could vary significantly from the estimates included in the table.

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Sunoco has various obligations to purchase in the ordinary course of business: crude oil, other feedstocks and refined products; convenience store items; transportation and distribution services, including pipeline and terminal throughput and railroad services; and fuel and utilities. Approximately one third of the contractual obligations to purchase crude oil, other feedstocks and refined products reflected in the above table for 2009 relates to spot-market purchases to be satisfied within the first 60-90 days of the year. Sunoco also has contractual obligations supporting financing arrangements of third parties, contracts to acquire or construct properties, plants and equipment, and other contractual obligations, primarily related to services and materials, including commitments to purchase supplies and various other maintenance, systems and communications services. Most of Sunoco’s purchase obligations are based on market prices or formulas based on market prices. These purchase obligations generally include fixed or minimum volume requirements. The purchase obligation amounts in the table above are based on the minimum quantities to be purchased at estimated prices to be paid based on current market conditions. Accordingly, the actual amounts may vary significantly from the estimates included in the table.

Sunoco also has obligations pertaining to unrecognized tax benefits and related interest and penalties amounting to $56 million, which have been excluded from the table above as the Company does not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made (see Note 4 to the Consolidated Financial Statements under Item 8). In addition, Sunoco has obligations with respect to its defined benefit pension plans and postretirement health care plans, which have also been excluded from the table above (see “Pension Plan Funded Status” below and Note 9 to the Consolidated Financial Statements under Item 8).

Off-Balance Sheet Arrangements—Other than the leasing arrangements described in Note 14 to the Consolidated Financial Statements (Item 8), the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Capital Program

The following table sets forth Sunoco’s planned and actual capital expenditures for additions to properties, plants and equipment as well as the Company’s acquisitions and other capital outlays (in millions of dollars):

	2009 Plan	2008		2007		2006
Refining and Supply	$546	$652		$700		$712
Retail Marketing	81	128		111		112
Chemicals	46	49		84	*	76	**
Logistics	127	330	***	120		228	†
Coke	449	312		221	††	169	†††

Consolidated capital expenditures	$1,249	$1,471		$1,236		$1,297

*	Includes $18 million acquisition of the minority interest in Epsilon polypropylene operations.
**	Includes a $14 million purchase price adjustment to the 2001 Aristech Chemical Corporation acquisition attributable to an earn-out payment resulting from realized margins for phenol exceeding certain agreed-upon threshold amounts.
***	Includes $185 million acquisition from ExxonMobil of a refined products pipeline system and related storage facilities located in Texas and Louisiana.
†

Includes the acquisition of two separate crude oil pipeline systems and related storage facilities located in Texas, one from Alon USA Energy, Inc. for $68 million and the other from Black Hills Energy, Inc. for $41 million.

††	Includes $39 million investment in Brazilian cokemaking operations.
†††	Includes $155 million acquisition of the minority interest in the Jewell cokemaking operations.

The Company’s 2009 planned capital expenditures consist of $610 million for income improvement projects, as well as $277 million for infrastructure spending; $139 million for turnarounds at the Company’s refineries; $135 million for the projects at the Philadelphia and Toledo refineries under a 2005 Consent Decree, which settled certain alleged violations under the Clean Air Act; and $88 million for other environmental projects. The $610 million of outlays for income improvement projects consist of $70 million related to a $210 million project at the Philadelphia refinery to increase ultra-low-sulfur-diesel fuel production capability, $100 million related to growth opportunities in the Logistics business, including amounts attributable to projects to increase crude oil storage capacity at the Partnership’s Nederland terminal and to add a crude oil pipeline which will connect the terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery, $400 million towards construction of cokemaking facilities in Granite City, IL and Middletown, OH and $40 million for various other income improvement projects primarily in Coke and Retail Marketing.

The Company’s 2008 capital outlays consisted of $540 million for income improvement projects, $300 million for infrastructure spending, $90 million for turnarounds at the Company’s refineries, $258 million for the projects under the 2005 Consent Decree, $98 million for other environmental projects and $185 million for acquisitions. The $540 million of outlays for income improvement projects consisted of $94 million related to the project at the Philadelphia refinery to increase ultra-low-sulfur-diesel fuel production capability, $11 million for other refinery upgrade projects, $118 million related to growth opportunities in the Logistics business, $85 million towards construction of an approximately $265 million expansion of the Haverhill, OH cokemaking facility and an associated cogeneration power plant, $211 million towards construction of cokemaking facilities in Granite City, IL and Middletown, OH and $21 million for various other income improvement projects in Retail Marketing. The $185 million of outlays for acquisitions related to the purchase by the Logistics business of a refined products pipeline system and related storage facilities located in Texas and Louisiana.

The Company’s 2007 capital outlays consisted of $494 million for income improvement projects, $358 million for infrastructure spending, $97 million for turnarounds at the Company’s refineries, $182 million for the projects under the 2005 Consent Decree, $48 million for other environmental projects and $57 million for acquisitions and other capital outlays. The $494 million of outlays for income improvement projects consisted of $126 million attributable to a project which expanded the fluid catalytic cracking capacity and crude oil flexibility at the Philadelphia refinery, $24 million attributable to a crude unit debottleneck project at the Toledo refinery, $33 million relating to the project at the Philadelphia refinery to increase ultra-low-sulfur-diesel fuel production capability, $35 million for other refinery upgrade projects, $94 million related to growth opportunities in the Logistics business, $165 million towards the expansion of the Haverhill, OH cokemaking facility and the construction of an associated cogeneration power plant and $17 million for various other income improvement projects in Chemicals and Retail Marketing. The $57 million for acquisitions and other capital outlays consisted of a $39 million investment by the Coke business in a Brazilian cokemaking operation and an $18 million purchase by the Chemicals business of the minority interest in Epsilon polypropylene operations.

The Company’s 2006 capital outlays consisted of $387 million for income improvement projects, $285 million for infrastructure and maintenance, $65 million for refinery turnarounds, $118 million to complete spending to comply with the Tier II low-sulfur gasoline and on-road diesel fuel requirements (see “Environmental Matters” below), $164 million for other environmental projects and $278 million for acquisitions and other capital outlays. The income improvement spending consisted of $193 million associated with the project which expanded the fluid catalytic cracking capacity and crude oil flexibility at the Philadelphia refinery; $27 million associated with the crude unit debottleneck project at the Toledo refinery; $89 million for growth opportunities in the Logistics business, including work on projects to expand the Nederland terminal’s pipeline connectivity and storage capacity; and $78 million for various other income improvement projects across the Company. The $278 million of acquisitions and other capital outlays consisted of a $155 million purchase by the Coke business of the minority interest in the Jewell cokemaking operation; a $109 million purchase by the Logistics business of two pipeline systems and related storage facilities located in Texas; and a $14 million purchase price adjustment to Chemicals’ 2001 Aristech Chemical Corporation acquisition attributable to an earn-out payment.

Pension Plan Funded Status

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	December 31
	2008	2007
Balance at beginning of year	$1,315	$1,287
Increase (reduction) in market value of investments resulting from:
Net investment income (loss)	(358)	75
Company contributions	46	100
Plan benefit payments	(166)	(147)

Balance at end of year	$837	$1,315

As a result of the poor performance of the financial markets during 2008, the projected benefit obligation of the Company’s funded defined benefit plans at December 31, 2008 exceeded the market value of the plan assets by $358 million. In connection therewith, the Company was required to recognize a $299 million unfavorable after-tax adjustment to the accumulated other comprehensive loss component of shareholders’ equity at December 31, 2008. In addition, the poor investment results for the plans during 2008 will result in an increase of approximately $40 million after tax in pension expense for 2009 due to lower expected returns on plan assets and higher amortization of actuarial losses. The Company also may make up to $80 million of contributions to its funded defined benefit plans in 2009.

Environmental Matters

General

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities. Existing laws and regulations have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and an expense nature. The following table summarizes Sunoco’s expenditures for environmental projects and compliance activities (in millions of dollars):

	2008	2007	2006
Pollution abatement capital*	$356	$230	$282
Remediation	42	41	42
Operations, maintenance and administration	210	196	266

	$608	$467	$590

*	Capital expenditures for pollution abatement include amounts to comply with the Tier II low-sulfur fuel requirements (completed in 2006) and the Consent Decrees pertaining to certain alleged Clean Air Act violations at the Company’s refineries. Pollution abatement capital outlays are expected to approximate $223 and $111 million in 2009 and 2010, respectively.

Remediation Activities

Information regarding remediation activities at Sunoco’s facilities and at formerly owned or third-party sites is included in the discussion under “Environmental Remediation Activities” in Note 14 to the Consolidated Financial Statements (Item 8) and is incorporated herein by reference.

Regulatory Matters

The U.S. Environmental Protection Agency (“EPA”) adopted rules under the Clean Air Act (which relates to emissions of materials into the air) that phased in limits on the sulfur content of gasoline beginning in 2004 and the sulfur content of on-road diesel fuel beginning in mid-2006 (“Tier II”). Tier II capital spending, which was completed in 2006, totaled $755 million. In addition, higher operating costs are being incurred as the low-sulfur fuels are produced. In May 2004, the EPA adopted another rule which is phasing in limits on the allowable sulfur content in off-road diesel fuel that began in June 2007. This rule provides for banking and trading credit systems and largely relates to operations at Sunoco’s Tulsa refinery. In connection with the phase-in of these off-road diesel fuel rules, Sunoco had initiated an approximately $400 million capital project at the Tulsa refinery, which included a new 24 thousand barrels-per-day hydrotreating unit, sulfur recovery unit and tail gas treater. In 2008, Sunoco elected not to proceed with this project. Sunoco intends to sell the Tulsa refinery or convert it to a terminal by the end of 2009.

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. Areas designated by EPA as “moderate”

non-attainment for ozone, including Philadelphia and Houston, would be required to meet the ozone requirements by 2010, before currently mandated federal control programs take effect. In January 2009, the EPA issued a finding that the Philadelphia and Houston State Implementation Plans (“SIPs”) failed to demonstrate attainment by the 2010 deadline. This finding is expected to result in more stringent offset requirements and could result in other negative consequences. In December 2006, the District of Columbia Circuit Court of Appeals overturned the EPA’s ozone attainment plan, including revocation of Clean Air Act Section 185(a) fee provisions. Sunoco will likely be subject to non-attainment fees in Houston, but any additional costs are not expected to be material. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is within one of these attainment areas. In September 2006, the EPA issued a final rule tightening the standard for fine particles. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement the 1997 fine particle matter (PM 2.5) standards. States had until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. However, the March 2007 rule does not address attainment of the September 2006 standard. In March 2008, the EPA promulgated a new, more stringent ozone standard, which was challenged in a lawsuit in May 2008 by environmental organizations. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the lawsuit is resolved, the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

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

MTBE Litigation

Information regarding certain MTBE litigation in which Sunoco is a defendant is included in the discussion under “MTBE Litigation” in Note 14 to the Consolidated Financial Statements (Item 8) and is incorporated herein by reference.

Conclusion

Management believes that the environmental matters discussed above are potentially significant with respect to results of operations or cash flows for any one year. However, management does not believe that such matters will have a material impact on Sunoco’s consolidated financial position or, over an extended period of time, on Sunoco’s cash flows or liquidity.

Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Sunoco uses swaps, options, futures, forwards and other derivative instruments to hedge a variety of commodity price risks. Derivative instruments are used from time to time to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in what Sunoco considers to be acceptable margins for various refined products and to lock in the price of a portion of the Company’s electricity and natural gas purchases or sales. Sunoco does not hold or issue derivative instruments for trading purposes.

Sunoco uses ethanol as an oxygenate component in gasoline. Most of the ethanol purchased by Sunoco in recent years has been through normal fixed-price purchase contracts. However, increasingly in 2008, Sunoco has satisfied its ethanol purchase commitments utilizing contracts based on spot-market prices. To reduce the margin risk created by the purchases utilizing fixed-price contracts, the Company enters into derivative contracts to sell gasoline at a fixed price to hedge a similar volume of forecasted floating-price gasoline sales over the term of the ethanol contracts. In effect, these derivative contracts lock in an acceptable differential between the gasoline price and the cost of the fixed-price ethanol purchases for gasoline blending.

As a result of changes in the price of gasoline, the fair value of the fixed-price gasoline contracts increased (decreased) $(3), $(97) and $82 million ($(2), $(58) and $48 million after tax) in 2008, 2007 and 2006, respectively. As these derivative contracts have been designated as cash flow hedges, these changes in fair value are not initially included in earnings but rather are reflected in the net hedging losses component of comprehensive income. The fair value of these contracts at the time the positions are closed is recognized in earnings when the hedged items are recognized in earnings, with Sunoco’s margin reflecting the differential between the gasoline sales prices hedged to a fixed price and the cost of fixed-price ethanol purchases. Net gains (losses) totaling $(35), $(14) and $11 million ($(21), $(8) and $6 million after tax) were reclassified to earnings in 2008, 2007 and 2006, respectively, when the hedged items were recognized in earnings.

Sunoco is at risk for possible changes in the market value of all of its derivative contracts, including the fixed-price gasoline sales contracts discussed above; however, such risk would be mitigated by price changes in the underlying hedged items. At December 31, 2008, Sunoco had net derivative losses, before income taxes, of $17 million on all of its open derivative contracts. Open contracts as of December 31, 2008 vary in duration but generally do not extend beyond 2009. The potential decline in the market value of these derivatives from a hypothetical 10 percent adverse change in the year-end market prices of the underlying commodities that were being hedged by derivative contracts at December 31, 2008 was estimated to be $10 million. This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts.

Sunoco also is exposed to credit risk in the event of nonperformance by derivative counterparties. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached. As a result, the Company had no significant derivative counterparty credit exposure at December 31, 2008 (see Note 18 to the Consolidated Financial Statements under Item 8).

Interest Rate Risk

Sunoco has market risk exposure for changes in interest rates relating to its outstanding borrowings. Sunoco manages this exposure to changing interest rates through the use of a combination of fixed- and floating-rate debt. At December 31, 2008, the Company had $1,517 million of fixed-rate debt and $646 million of floating-rate debt. A hypothetical one-percentage point decrease in interest rates would increase the fair value of the Company’s fixed-rate borrowings at December 31, 2008 by approximately $65 million. However, such change in interest rates would not have a material impact on income or cash flows as the majority of the outstanding borrowings consisted of fixed-rate instruments. Sunoco also has market risk exposure for changes in interest rates relating to its retirement benefit plans (see “Critical Accounting Policies—Retirement Benefit Liabilities” below). Sunoco generally does not use derivatives to manage its market risk exposure to changing interest rates.

Dividends and Share Repurchases

The Company has paid cash dividends regularly on a quarterly basis since 1904. The Company increased the quarterly cash dividend paid on common stock from $.20 per share ($.80 per year) beginning with the second quarter of 2005, to $.25 per share ($1.00 per year) beginning with the second quarter of 2006, to $.275 per share ($1.10 per year) beginning with the second quarter of 2007 and to $.30 per share ($1.20 per year) beginning with the second quarter of 2008.

The Company repurchased in 2008, 2007 and 2006, 0.8, 4.0 and 12.2 million shares, respectively, of its common stock for $49, $300 and $871 million, respectively. At December 31, 2008, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock. Additional repurchases of Company stock will be dependent on prevailing market conditions, available cash and the attractiveness of repurchasing stock relative to other investment alternatives. The Company currently has no plans to repurchase any of its common stock during 2009.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements (Item 8). Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The preparation of Sunoco’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions consist of retirement benefit liabilities, long-lived assets and environmental remediation activities. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which the Company’s consolidated financial statements are prepared at any point in time. Despite these inherent limitations, management believes the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements provide a meaningful and fair perspective of the Company. Management has reviewed the assumptions underlying its critical accounting policies with the Audit Committee of Sunoco’s Board of Directors.

Retirement Benefit Liabilities

Sunoco has both funded and unfunded noncontributory defined benefit pension plans which provide retirement benefits for approximately one-half of its employees. Sunoco also has postretirement benefit plans which provide health care benefits for substantially all of its retirees. The postretirement benefit plans are unfunded and the costs are shared by Sunoco and its retirees. The levels of required retiree contributions to these plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance. In addition, there is a dollar cap on Sunoco’s future contributions for its principal postretirement health care benefits plan, which significantly reduces the impact of future cost increases on the estimated postretirement benefit expense and benefit obligation.

The principal assumptions that impact the determination of both expense and benefit obligations for Sunoco’s pension plans are the discount rate, the long-term expected rate of return on plan assets and the rate of compensation increase. The discount rate and the health care cost trend are the principal assumptions that impact the determination of expense and benefit obligations for Sunoco’s postretirement health care benefit plans.

The discount rates used to determine the present value of future pension payments and medical costs are based on a portfolio of high-quality (AA rated) corporate bonds with maturities that reflect the duration of Sunoco’s pension and other postretirement benefit obligations. The present values of Sunoco’s future pension and other postretirement obligations were determined using discount rates of 6.00 and 5.95 percent, respectively, at December 31, 2008 and 6.25 and 6.10 percent, respectively, at December 31, 2007. Sunoco’s expense under these plans is determined using the discount rate as of the beginning of the year, which for pension plans was 6.25 percent for 2008, 5.85 percent for 2007, 5.60 percent for 2006, and will be 6.00 percent for 2009, and for postretirement plans was 6.10 percent for 2008, 5.80 percent for 2007, 5.50 percent for 2006, and will be 5.95 percent for 2009.

The long-term expected rate of return on plan assets was assumed to be 8.25 percent while the rate of compensation increase was assumed to be 4.00 percent for each of the last three years. A long-term expected rate of return of 8.25 percent on plan assets and a rate of compensation increase of 4.00 percent will be used to determine Sunoco’s pension expense for 2009. The expected rate of return on plan assets is estimated utilizing a variety of factors including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and debt securities. In determining pension expense, the Company applies the expected rate of return to the market-related value of plan assets at the beginning of the year, which is determined using a quarterly average of plan assets from the preceding year. The expected rate of return on plan assets is designed to be a long-term assumption. It generally will differ from the actual annual return which is subject to considerable year-to-year variability. As permitted by existing accounting rules, the Company does not recognize currently in pension expense the difference between the expected and actual return on assets. Rather, the difference along with other actuarial gains or losses resulting from changes in actuarial assumptions used in accounting for the plans (primarily the discount rate) and differences between actuarial assumptions and actual experience are fully recognized in the consolidated balance sheets as a reduction in prepaid retirement costs or an increase in the retirement liability with a corresponding charge initially to the accumulated other comprehensive loss component of shareholders’ equity. If such actuarial gains and losses on a cumulative basis exceed 10 percent of the projected benefit obligation, the excess is amortized into income as a component of pension or postretirement benefits expense over the average remaining service period of plan participants still employed with the Company, which currently is approximately 9 years. Sunoco could also be required to accelerate the recognition of a portion of its cumulative actuarial losses into income if the amount of pension liabilities settled in a given year is greater than the service and interest cost components of its defined benefit plans expense. If this were to occur with respect to the Company’s principal defined benefit plan, the minimum charge to earnings for 2009 would be approximately $40 million after tax, based on the plan’s cumulative actuarial losses at December 31, 2008. At December 31, 2008, the accumulated net actuarial loss for defined benefit and postretirement benefit plans was $745 and $44 million, respectively. For 2008, the pension plan assets generated a negative return of 28.8 percent, compared to positive returns of 6.3 percent in 2007 and 13.3 percent in 2006. For the 15-year period ended December 31, 2008, the compounded annual investment return on Sunoco’s pension plan assets was a positive return of 6.3 percent.

The asset allocation for Sunoco’s pension plans at December 31, 2008 and 2007 and the target allocation of plan assets for 2009, by asset category, are as follows (in percentages):

	2009 Target	December 31
		2008	2007
Asset category:
Equity securities	60	53	61
Debt securities	35	40	35
Other	5	7	4

Total	100	100	100

The rate of compensation increase assumption has been indicative of actual increases during the 2006-2008 period.

The initial health care cost trend assumptions used to compute the accumulated postretirement benefit obligation were increases of 9.5 percent, 10.0 percent and 10.0 percent at December 31, 2008, 2007 and 2006, respectively. These trend rates were assumed to decline gradually to 5.5 percent in 2017 and to remain at that level thereafter.

Set forth below are the estimated increases in pension and postretirement benefits expense and benefit obligations that would occur in 2009 from a change in the indicated assumptions (dollars in millions):

	Change in Rate	Expense	Benefit Obligations*
Pension benefits:
Decrease in the discount rate	.25%	$3	$31
Decrease in the long-term expected rate of return on plan assets	.25%	$3	$—
Increase in rate of compensation	.25%	$1	$3
Postretirement benefits:
Decrease in the discount rate	.25%	$—	$8
Increase in the annual health care cost trend rates	1.00%	$1	$10

*	Represents the projected benefit obligations for defined benefit plans and the accumulated postretirement benefit obligations for postretirement benefit plans.

Long-Lived Assets

The cost of plants and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. There have been no significant changes in the useful lives of the Company’s plants and equipment during the 2006-2008 period.

A decision to dispose of an asset may necessitate an impairment review. In this situation, an impairment would be recognized for any excess of the carrying amount of the long-lived asset over its fair value less cost to sell.

Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for the Company’s products or in end-use goods manufactured by others utilizing the Company’s products as raw materials; changes in the Company’s business plans or those of its major customers, suppliers or other business partners; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of capital, operating or environmental remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are described under “Forward-Looking Statements” below.

A long-lived asset that is not held for sale is considered to be impaired when the undiscounted net cash flows expected to be generated by the asset are less than its carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is also difficult to precisely estimate fair market value because quoted market prices for the Company’s long-lived assets may not be readily available. Therefore, fair market value is generally based on the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment.

Sunoco had asset impairments totaling $155 and $8 million after tax during 2008 and 2007, respectively. The impairments in 2008 related to the Tulsa refinery, which the Company intends to sell or convert to a terminal by the end of 2009; a polypropylene plant in Bayport, TX which the Company intends to permanently shut down no later than April 30, 2009; goodwill related to the Company’s polypropylene business; and certain retail marketing properties held for sale in the Company’s Retail Portfolio Management program. The impairment in 2007 related to the permanent shutdown of a previously idled phenol line at the Company’s Haverhill, OH plant. For a further discussion of these asset impairments, see Note 2 to the Consolidated Financial Statements (Item 8). There were no asset impairments in 2006.

Environmental Remediation Activities

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and/or remediation efforts at many of Sunoco’s facilities and at formerly owned or third-party sites.

Sunoco’s accrual for environmental remediation activities amounted to $123 million at December 31, 2008. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” requires that the minimum of the range be accrued unless some other point in the range is more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent they are probable of occurrence and reasonably estimable.

Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2008, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $95 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $7 million at December 31, 2008. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

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

In summary, total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties.

New Accounting Pronouncements

For a discussion of recently issued accounting pronouncements requiring adoption subsequent to December 31, 2008, see Note 1 to the Consolidated Financial Statements (Item 8).

Forward-Looking Statements

Some of the information included in this report contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although management believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol and related RINs (Renewable Identification Numbers) used to demonstrate compliance with the renewable fuels standard for credits and trading;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to effect divestitures under favorable terms;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of the Company’s insurers to meet their obligations;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with, major customers, suppliers, dealers, distributors or other business partners;

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•

Changes in the status of, or initiation of new, litigation, arbitration, or other proceedings to which the Company is a party or liability resulting from such litigation, arbitration, or other proceedings, including natural resource damage claims.

The factors identified above are believed to be important factors (but not necessarily all of the important factors) that could cause actual results to differ materially from those expressed in any forward-looking statement made by Sunoco. Other factors not discussed herein could also have material adverse effects on the Company. All forward-looking statements included in this report are expressly qualified in their entirety by the foregoing cautionary statements. The Company undertakes no obligation to update publicly any forward-looking statement (or its associated cautionary language) whether as a result of new information or future events.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated herein by reference to the Quantitative and Qualitative Disclosures about Market Risk on pages 49-50 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on the COSO criteria. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which appears on page 59.

Lynn L. Elsenhans

Chairman, Chief Executive Officer and President

Terence P. Delaney

Interim Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal

Control Over Financial Reporting

To the Shareholders and Board of Directors,

Sunoco, Inc.

We have audited Sunoco, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Sunoco, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sunoco, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Sunoco, Inc. and subsidiaries and our report dated February 24, 2009 expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania

February 24, 2009

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Shareholders and Board of Directors,

Sunoco, Inc.

We have audited the accompanying consolidated balance sheets of Sunoco, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income and shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunoco, Inc. and subsidiaries at December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for uncertain income tax positions in 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunoco, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania

February 24, 2009

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Income

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Years Ended December 31
	2008	2007	2006
Revenues
Sales and other operating revenue (including consumer excise taxes)	$54,052	$44,470	$38,636
Interest income	17	25	34
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 15)	23	151	—
Other income, net (Notes 2 and 3)	54	82	45

	54,146	44,728	38,715
Costs and Expenses
Cost of products sold and operating expenses	48,578	38,971	32,947
Consumer excise taxes	2,494	2,627	2,634
Selling, general and administrative expenses	938	952	881
Depreciation, depletion and amortization	515	480	459
Payroll, property and other taxes	148	135	125
Provision for asset write-downs and other matters	228	53	—
Interest cost and debt expense	111	127	105
Interest capitalized	(39)	(26)	(16)

	52,973	43,319	37,135
Income before income tax expense	1,173	1,409	1,580
Income tax expense (Note 4)	397	518	601

Net income	$776	$891	$979

Earnings per share of common stock (Note 16):
Basic	$6.63	$7.44	$7.63
Diluted	$6.63	$7.43	$7.59
Weighted-average number of shares outstanding (Notes 5 and 16):
Basic	117.0	119.7	128.3
Diluted	117.1	120.0	129.0
Cash dividends paid per share of common stock (Note 16)	$1.175	$1.075	$.95

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Balance Sheets

(Millions of Dollars)

	At December 31
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$240	$648
Accounts and notes receivable, net	1,636	2,710
Inventories (Note 6)	821	1,150
Deferred income taxes (Note 4)	138	130

Total current assets	2,835	4,638

Investments and long-term receivables (Note 7)	173	175
Properties, plants and equipment, net (Note 8)	7,799	7,039
Deferred charges and other assets (Note 10)	343	574

Total assets	$11,150	$12,426

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$2,409	$4,812
Accrued liabilities	731	631
Short-term borrowings (Note 11)	310	—
Current portion of long-term debt (Note 12)	148	4
Taxes payable	339	193

Total current liabilities	3,937	5,640

Long-term debt (Note 12)	1,705	1,724
Retirement benefit liabilities (Note 9)	836	525
Deferred income taxes (Note 4)	859	1,027
Other deferred credits and liabilities (Note 13)	533	538
Commitments and contingent liabilities (Note 14)
Minority interests (Note 15)	438	439
Shareholders’ Equity (Notes 16 and 17)
Common stock, par value $1 per share
Authorized—400,000,000 shares;
Issued, 2008—281,141,020 shares;
Issued, 2007—281,079,728 shares	281	281
Capital in excess of par value	1,667	1,662
Retained earnings	6,010	5,372
Accumulated other comprehensive loss	(477)	(193)
Common stock held in treasury, at cost
2008—164,263,232 shares;
2007—163,472,983 shares	(4,639)	(4,589)

Total shareholders’ equity	2,842	2,533

Total liabilities and shareholders’ equity	$11,150	$12,426

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Millions of Dollars)

	For the Years Ended December 31
	2008	2007	2006
Cash Flows from Operating Activities:
Net income	$776	$891	$979
Adjustments to reconcile net income to net cash provided by operating activities:
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 15)	(23)	(151)	—
Provision for asset write-downs and other matters	228	53	—
Phenol supply contract dispute payment	—	—	(95)
Depreciation, depletion and amortization	515	480	459
Deferred income tax expense	15	186	117
Minority interest share of Sunoco Logistics Partners L.P. income	94	56	42
Payments in excess of expense for retirement plans	(31)	(32)	(32)
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	1,148	(343)	(537)
Inventories	318	76	(418)
Accounts payable and accrued liabilities	(2,368)	1,194	524
Taxes payable	146	(53)	(39)
Other	18	10	(16)

Net cash provided by operating activities	836	2,367	984

Cash Flows from Investing Activities:
Capital expenditures	(1,286)	(1,179)	(1,019)
Acquisitions (Note 2)	(185)	—	(123)
Investment in Brazilian cokemaking operations	—	(39)	(1)
Proceeds from divestments	21	69	50
Other	49	(44)	4

Net cash used in investing activities	(1,401)	(1,193)	(1,089)

Cash Flows from Financing Activities:
Net proceeds from (repayments of) short-term borrowings	207	(275)	275
Net proceeds from issuance of long-term debt	343	280	778
Repayments of long-term debt	(115)	(264)	(481)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 15)	—	—	110
Purchase of minority interests (Note 15)	—	(18)	(155)
Cash distributions to investors in cokemaking operations	(31)	(36)	(43)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(61)	(55)	(48)
Cash dividend payments	(138)	(129)	(123)
Purchases of common stock for treasury	(49)	(300)	(871)
Other	1	8	7

Net cash provided by (used in) financing activities	157	(789)	(551)

Net increase (decrease) in cash and cash equivalents	(408)	385	(656)
Cash and cash equivalents at beginning of year	648	263	919

Cash and cash equivalents at end of year	$240	$648	$263

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income and Shareholders’ Equity

(Dollars in Millions, Shares in Thousands)

	Comprehensive Income	Shareholders’ Equity
		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury
		Shares	Par Value				Shares	Cost
At December 31, 2005		279,989	$280	$1,587	$3,766	$(192)	146,839	$3,390
Net income	$979	—	—	—	979	—	—	—
Other comprehensive income:
Minimum pension liability adjustment (net of related tax expense of $110) (Note 1)	160	—	—	—	—	160	—	—
Adjustment to accumulated other comprehensive loss for change in accounting for retirement benefit liabilities (net of related tax benefit of $131) (Note 1)	—	—	—	—	—	(192)	—	—
Net hedging gains (net of related tax expense of $33)	48	—	—	—	—	48	—	—
Reclassifications of net hedging gains to earnings (net of related tax benefit of $6)	(9)	—	—	—	—	(9)	—	—
Net increase in unrealized gain on available-for-sale securities (net of related tax expense of $6)	9	—	—	—	—	9	—	—
Cash dividend payments	—	—	—	—	(123)	—	—	—
Purchases for treasury	—	—	—	—	—	—	12,239	871
Issued under management incentive plans	—	753	1	24	—	—	—	—
Net increase in equity related to unissued shares under management incentive plans	—	—	—	17	—	—	—	—
Other	—	5	—	6	—	—	368	25

Total	$1,187

At December 31, 2006		280,747	$281	$1,634	$4,622	$(176)	159,446	$4,286
Cumulative effect adjustment for change in accounting for uncertainty of income taxes (net of related tax benefit of $5) (Note 1)		—	—	—	(12)	—	—	—
Net income	$891	—	—	—	891	—	—	—
Other comprehensive income:
Reclassifications of prior service cost and actuarial loss amortization to earnings (net of related tax expense of $15)	21	—	—	—	—	21	—	—
Retirement benefit plan funded status adjustment (net of related tax expense of $11) (Note 9)	17	—	—	—	—	17	—	—
Net hedging losses (net of related tax benefit of $59)	(86)	—	—	—	—	(86)	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $23)	35	—	—	—	—	35	—	—
Net decrease in unrealized gain on available-for-sale securities (net of related tax benefit of $3)	(4)	—	—	—	—	(4)	—	—
Cash dividend payments	—	—	—	—	(129)	—	—	—
Purchases for treasury	—	—	—	—	—	—	3,980	300
Issued under management incentive plans	—	330	—	8	—	—	—	—
Net increase in equity related to unissued shares under management incentive plans	—	—	—	16	—	—	—	—
Other	—	3	—	4	—	—	47	3

Total	$874

At December 31, 2007		281,080	$281	$1,662	$5,372	$(193)	163,473	$4,589
Net income	$776	—	—	—	776	—	—	—
Other comprehensive income:
Reclassifications of settlement losses and prior service cost and actuarial loss amortization to earnings (net of related tax expense of $9)	13	—	—	—	—	13	—	—
Retirement benefit plan funded status adjustment (net of related tax expense of $204) (Note 9)	(299)	—	—	—		(299)	—	—
Net hedging losses (net of related tax benefit of $8)	(12)	—	—	—	—	(12)	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $14)	21	—	—	—	—	21	—	—
Net decrease in unrealized gain on available-for-sale securities (net of related tax benefit of $5)	(7)	—	—	—	—	(7)	—	—
Cash dividend payments	—	—	—	—	(138)	—	—	—
Purchases for treasury	—	—	—	—	—	—	782	49
Issued under management incentive plans	—	59	—	—	—	—	—	—
Net increase in equity related to unissued shares under management incentive plans	—	—	—	5	—	—	—	—
Other	—	2	—	—	—	—	8	1

Total	$492

At December 31, 2008		281,141	$281	$1,667	$6,010	$(477)	164,263	$4,639

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements of Sunoco, Inc. and subsidiaries (collectively, “Sunoco” or the “Company”) contain the accounts of all entities that are controlled and variable interest entities for which the Company is the primary beneficiary. Corporate joint ventures and other investees over which the Company has the ability to exercise significant influence that are not consolidated are accounted for by the equity method.

FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” (“FASB Interpretation No. 46R”), defines a variable interest entity (“VIE”) as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46R requires a VIE to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the company that is subject to a majority of the risk of loss from the VIE’s activities or, if no company is subject to a majority of such risk, the company that is entitled to receive a majority of the VIE’s residual returns.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimates.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation.

Revenue Recognition

The Company sells various refined products (including gasoline, middle distillates, residual fuel, petrochemicals and lubricants), coke and coal and also sells crude oil in connection with the crude oil gathering and marketing activities of its logistics operations. In addition, the Company sells a broad mix of merchandise such as groceries, fast foods and beverages at its convenience stores, operates common carrier pipelines and provides terminalling services through a publicly traded limited partnership and provides a variety of car care services at its retail gasoline outlets. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided. Title passage generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. In addition, revenues are not recognized until sales prices are fixed or determinable and collectibility is reasonably assured.

Crude oil and refined product exchange transactions, which are entered into primarily to acquire crude oil and refined products of a desired quality or at a desired location, are netted in cost of products sold and operating expenses in the consolidated statements of income.

Consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses, with no effect on net income.

Cash Equivalents

Sunoco considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of time deposits and money market investments.

Inventories

Inventories are valued at the lower of cost or market. The cost of crude oil and petroleum and chemical product inventories is determined using the last-in, first-out method (“LIFO”). The cost of materials, supplies and other inventories is determined using principally the average-cost method.

Depreciation and Retirements

Plants and equipment are generally depreciated on a straight-line basis over their estimated useful lives. Gains and losses on the disposals of fixed assets are generally reflected in net income.

Impairment of Long-Lived Assets

Long-lived assets held for sale are recorded at the lower of their carrying amount or fair market value less cost to sell. Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, and indefinite-lived intangible assets are tested for impairment at least annually rather than being amortized. Sunoco determined that the goodwill pertaining to its polypropylene business was impaired during 2008 (Note 2). No other goodwill or any indefinite-lived intangible assets was impaired during the 2006-2008 period. Intangible assets with finite useful lives are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible assets is consumed.

Environmental Remediation

Sunoco accrues environmental remediation costs for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. Such accruals are undiscounted and are based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. If a range of probable environmental cleanup costs exists for an identified site, the minimum of the range is accrued unless some other point in the range is more likely in which case the most likely amount in the range is accrued.

Maintenance Shutdowns

Maintenance and repair costs in excess of $500 thousand incurred in connection with major maintenance shutdowns are capitalized when incurred and amortized over the period benefited by the maintenance activities.

Derivative Instruments

From time to time, Sunoco uses swaps, options, futures, forwards and other derivative instruments to hedge a variety of commodity price risks. Such contracts are recognized in the consolidated balance sheets at their fair value. Changes in fair value of derivative contracts that are not hedges are recognized in income as they occur. If the derivative contracts are designated as hedges, depending on their nature, the effective portions of changes in their fair values are either offset in income against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in income when the hedged items are recognized in income. The ineffective portions of changes in the fair values of derivative contracts designated as hedges are immediately recognized in income. Sunoco does not hold or issue derivative instruments for trading purposes.

Income Tax Uncertainties

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FASB Interpretation No. 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. As a result of the implementation of FASB Interpretation No. 48, the Company recorded a $12 million reduction in retained earnings at January 1, 2007 to recognize the cumulative effect of the adoption of this standard. The Company recognizes interest related to unrecognized tax benefits in interest cost and debt expense and penalties in income tax expense in the consolidated statements of income. Unrecognized tax benefits and accruals for interest and penalties are included in other deferred credits and liabilities in the consolidated balance sheets.

Retirement Benefit Liabilities

Effective December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), which amended Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” and Statement of Financial Accounting Standards No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 158, among other things, requires that the funded status of defined benefit and postretirement benefit plans be fully recognized on the balance sheet. The funded status is determined by the difference between the fair value of plan assets and the benefit obligation, with the benefit obligation represented by the projected benefit obligation for defined benefit plans and the accumulated postretirement benefit obligation for postretirement benefit plans. Under SFAS No. 158, previously unrecognized actuarial gains (losses) and prior service costs (benefits) are recognized in the consolidated balance sheets as a reduction in prepaid retirement costs or an increase in the retirement benefit liability with a corresponding charge or credit initially to the accumulated other comprehensive loss component of shareholders’ equity. The charge or credit to shareholders’ equity, which is reflected net of related tax effects, is subsequently recognized in net income when amortized as a component of defined benefit plans and postretirement benefit plans expense with an offsetting adjustment to comprehensive income for the period.

Upon adoption of SFAS No. 158, the Company recorded an after-tax charge totaling $192 million to the accumulated other comprehensive loss component of shareholders’ equity at December 31, 2006. The adoption of SFAS No. 158 had no impact on Sunoco’s 2006 consolidated statement of income. Under the predecessor accounting rules, a minimum pension liability adjustment was required in shareholders’ equity to reflect the unfunded accumulated benefit obligation relating to these plans.

Minority Interests in Cokemaking Operations

Cash investments by third parties were recorded as an increase in minority interests in the consolidated balance sheets. There was no recognition of any gain at the dates cash investments were made as the third-party investors were entitled to a preferential return on their investments.

Nonconventional fuel credit and other net tax benefits generated by the Company’s cokemaking operations that were allocated to third-party investors prior to the completion of the preferential return period during the fourth quarter of 2007 were recorded as a reduction in minority interests and were included as income in the Coke segment. The investors’ preferential return was recorded as an increase in minority interests and was recorded as expense in the Corporate and Other segment. The net of these two amounts represented a noncash change in minority interests in cokemaking operations, which was recognized in other income, net, in the consolidated statements of income. Upon completion of the preferential return period, the third-party investor’s share of net income generated by the Company’s cokemaking operations is recorded as a noncash increase in minority interest expense in the Coke segment and is included in selling, general and administrative expenses in the consolidated statements of income.

Cash payments, representing the distributions of the investors’ share of cash generated by the cokemaking operations, are recorded as a reduction in minority interests.

Issuance of Partnership Units

Securities and Exchange Commission Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary” (“SAB No. 51”) provided guidance on accounting for the effect of issuances of a subsidiary’s common equity. In accordance with SAB No. 51, Sunoco elected to record any increases in the value of its proportionate share of the equity of Sunoco Logistics Partners L.P. (the “Partnership”) resulting from the Partnership’s issuance of common units to the public as gains in the consolidated financial statements. Under SAB No. 51, such gains were initially deferred as a component of minority interest in the Company’s consolidated balance sheet and then recognized in income when Sunoco’s remaining subordinated units in the Partnership converted to common units, at which time, the common units became residual interests (Note 15). Effective January 1, 2009, the Company is required to implement Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” and any gain or loss resulting from the Partnership’s future issuance of common units to the public that does not result in a change in control would be accounted for as an equity transaction at the time of the issuance.

Stock-Based Compensation

Stock-based payment transactions are recorded utilizing a fair-value-based method of accounting. In addition, the Company uses a non-substantive vesting period approach for stock-based payment awards granted prior to December 2008 that vest when an employee becomes retirement eligible (i.e., the vesting period cannot exceed the date an employee becomes retirement eligible). For awards granted in December 2008, there was no accelerated vesting for retirement-eligible employees.

Asset Retirement Obligations

Sunoco establishes accruals for the fair value of conditional asset retirement obligations (i.e., legal obligations to perform asset retirement activities in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity) if the fair value can be reasonably estimated. Sunoco has legal asset retirement obligations for several other assets at its refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time.

Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which pertain to certain balance sheet items measured at fair value on a recurring basis. Among other things, SFAS No. 157 defines fair value and establishes a framework for measuring fair value, but does not require any new fair value measurements.

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

New Accounting Pronouncements

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

In March 2008, Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), was issued. SFAS No. 161 amends and expands the disclosure requirements for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It does not change the accounting treatment for derivatives. SFAS No. 161 will require a more detailed discussion of how an entity uses derivative instruments and hedging activities and how such derivative instruments and related hedged items affect the entity’s financial position, financial performance and cash flows. Among other things, the expanded disclosures will also require presentation of the fair values of derivative instruments and their gains and losses in tabular format and enhanced liquidity disclosures, including discussion of credit-risk-related derivative features.

SFAS No. 141R, SFAS No. 160 and SFAS No. 161 must be implemented effective January 1, 2009. Sunoco is evaluating the impact of these new accounting pronouncements on its financial statements.

2. Changes in Business and Other Matters

Acquisitions

Logistics Assets—In November 2008, Sunoco Logistics Partners L.P., the 43-percent owned consolidated master limited partnership through which Sunoco conducts a substantial portion of its logistics operations, purchased a refined products pipeline system, refined products terminal facilities and certain other related assets located in Texas and Louisiana from affiliates of Exxon Mobil Corporation for $185 million.

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

Sunoco did not recognize any gain or loss on the Mid-Valley transaction. The purchase prices of the other acquisitions have been included in properties, plants and equipment in the consolidated balance sheets (except for $2 million allocated to inventories related to the 2006 Black Hills acquisition). No pro forma information has been presented since the acquisitions were not material in relation to Sunoco’s consolidated results of operations.

Minority Interest in Jewell Cokemaking Operations—In December 2006, Sunoco completed the purchase of a third party’s minority interest in the Jewell cokemaking operations for $155 million. In connection with this transaction, Sunoco recognized a $5 million loss ($3 million after tax) in other income, net, in the 2006 consolidated statement of income as a result of the settlement of a preexisting financial relationship attributable to the investor’s interest in the Partnership.

The purchase price has been allocated to the assets acquired and liabilities assumed based on their relative fair market values at the acquisition date. The following is a summary of the effects of the acquisition and related loss on Sunoco’s consolidated financial position (in millions of dollars):

Increase in:
Properties, plants and equipment, net	$47
Deferred charges and other assets	11	*
Decrease in:
Deferred income taxes	2
Minority interests	92
Shareholders’ equity	3

Cash paid for acquisition	$155

*	Consists of $3 million allocated to goodwill and $8 million allocated to a sales contract with a customer.

No pro forma information has been presented since the impact of the acquisition was not material in relation to Sunoco’s consolidated results of operations.

Divestments

Retail Portfolio Management Program—During the 2006-2008 period, Sunoco generated $133 million of divestment proceeds related to the sale of 181 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased retail sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During 2008, 2007 and 2006, net gains of $4, $35 and $17 million, respectively ($3, $21 and $10 million after tax, respectively) were recognized as gains on divestments in other income, net, in the consolidated statements of income in connection with the RPM program. Included in the 2008 divestment gains are impairment losses and associated costs totaling $10 million ($6 million after tax) related to certain properties held for sale. In early 2009, Sunoco announced the addition of approximately 150 sites to the RPM program. There are currently approximately 200 sites in the program, of which approximately 110 are Company-operated locations. These sites are expected to be divested or converted to contract dealers or distributors primarily over the next two years.

Other Matters

Asset Write-Downs and Other Matters—The following table summarizes information regarding the provision for asset write-downs and other matters recognized during 2008 and 2007 (in millions of dollars):

	Pretax Provisions	After-Tax Provisions
2008
Tulsa refinery	$160	$95
Bayport chemical plant	55	35
Polypropylene business goodwill	31	19
MTBE litigation insurance recovery	(18)	(11)

	$228	$138

2007
Haverhill chemical plant production line	$13	$8
Neville Island terminal facility	12	7
MTBE litigation settlement	28	17

	$53	$32

During 2008, Sunoco announced its intention to sell its Tulsa, OK refinery or to convert it to a terminal by the end of 2009 and, in January 2009, decided it will permanently shut down, no later than April 30, 2009, a polypropylene plant in Bayport, TX which has become uneconomic to operate. In connection with these strategic decisions, Sunoco recorded provisions to write-down the affected assets to their estimated fair values. Sunoco also determined during 2008 that the goodwill related to its polypropylene business no longer had value and, as a result, recorded a provision to write off the remaining goodwill. In addition, the Company recognized a gain on an insurance recovery related to an MTBE litigation settlement which occurred in 2007 (Note 14).

During 2007, a phenol line at the Haverhill, OH chemical plant that had previously been idled in order to eliminate less efficient production capacity was permanently shut down as it was determined that it had become uneconomic to restart this line. In connection with the shutdown, Sunoco recorded a provision to write off the affected production line. Sunoco also sold its Neville Island, PA terminal facility and recorded a loss on the divestment and established accruals for enhanced pension benefits associated with employee terminations and for other exit costs. In addition, the Company settled certain MTBE litigation and established an accrual for the costs associated with the settlement (Note 14).

3. Other Income, Net

The components of other income, net, are as follows (in millions of dollars):

	2008	2007	2006
Equity income (loss):
Pipeline joint ventures (Notes 2 and 7)	$23	$28	$22
Other	(1)	3	4
Gain on divestments (Note 2)	9	38	18
Other	23	13	1

	$54	$82	$45

4. Income Taxes

The components of income tax expense are as follows (in millions of dollars):

	2008	2007	2006
Income taxes currently payable:
U.S. federal	$309	$265	$370
State and other	73	67	114

	382	332	484

Deferred taxes:
U.S. federal	22	141	122
State and other	(7)	45	(5)

	15	186	117

	$397	$518	$601

The reconciliation of income tax expense at the U.S. statutory rate to the income tax expense is as follows (in millions of dollars):

	2008	2007	2006
Income tax expense at U.S. statutory rate of 35 percent	$411	$493	$553
Increase (reduction) in income taxes resulting from:
Manufacturers’ deduction	(21)	(19)	(13)
Prior-year federal income tax adjustments	(13)	(4)	—
State income taxes, net of federal income tax effects (see below)	41	71	71
Nonconventional fuel credits	(16)	(17)	(9)
Other	(5)	(6)	(1)

	$397	$518	$601

The tax effects of temporary differences which comprise the net deferred income tax liability are as follows (in millions of dollars):

	December 31
	2008	2007
Deferred tax assets:
Retirement benefit liabilities	$288	$131
Environmental remediation liabilities	41	34
Other liabilities not yet deductible	186	184
Inventories	104	90
Other	22	13

	641	452

Deferred tax liabilities:
Properties, plants and equipment	(1,329)	(1,315)
Other	(33)	(34)

	(1,362)	(1,349)

Net deferred income tax liability	$(721)	$(897)

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions of dollars):

	December 31
	2008	2007
Current asset	$138	$130
Noncurrent liability	(859)	(1,027)

	$(721)	$(897)

Net cash payments for income taxes were $234, $397 and $528 million in 2008, 2007 and 2006, respectively.

During 2008, Sunoco recorded a $16 million after-tax gain related primarily to tax credits claimed on amended federal income tax returns filed for certain prior-years and a $10 million after-tax gain due to the settlement of economic nexus issues pertaining to certain state corporate income tax returns.

During 2006, Sunoco recorded a $10 million net after-tax gain in the consolidated statement of income consisting of a $17 million deferred tax benefit as a result of state tax law changes and a $7 million net provision, primarily attributable to an increase in state income taxes reflecting the impact of an unfavorable court decision against an unrelated taxpayer.

The following table sets forth the changes in unrecognized tax benefits pursuant to FASB Interpretation No. 48 (in millions of dollars):

	2008	2007
Balance at beginning of year	$69	$38
Additions (reductions) attributable to tax positions taken in the current year	(17)	9
Additions attributable to tax positions taken in prior years	7	28
Reductions attributable to tax positions taken in prior years	(10)	(5)
Settlements	(4)	(1)

Balance at end of year	$45 *	$69

*	Includes $13 million ($8 million after federal income tax benefits) related to tax positions which, if recognized, would impact the Company’s effective tax rate.

During 2008 and 2007, the Company recognized $2 and $4 million, respectively, in interest on unrecognized tax benefits. Accruals for interest and penalties totaled $11 and $17 million at December 31, 2008 and 2007, respectively.

The Company’s federal income tax returns have been examined by the Internal Revenue Service for all years through 2004. It is reasonably possible that a federal examination for the years 2005 and 2006 will be completed within the next twelve months. If the examination was to be completed and settled, the Company anticipates that the total amount of unrecognized tax benefits could decrease by approximately $30 million as a result of the settlement of certain tax depreciation, manufacturing deduction and inventory-related matters.

State and other income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company and its subsidiaries have various state and other income tax returns in the process of examination or administrative appeal. Among the issues applicable to those tax years which are under examination is the deductibility of certain intercompany expenses that were claimed in the returns as filed and whether certain Sunoco entities have economic nexus in various jurisdictions. The Company does not expect that any unrecognized tax benefits pertaining to state income tax matters will significantly increase or decrease in the next twelve months.

5. Earnings Per Share Data

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	2008	2007	2006
Weighted-average number of common shares outstanding—basic	117.0	119.7	128.3
Add effect of dilutive stock incentive awards	.1	.3	.7

Weighted-average number of shares—diluted	117.1	120.0	129.0

6. Inventories

Inventories consisted of the following components (in millions of dollars):

	December 31
	2008	2007
Crude oil	$303	$341
Petroleum and chemical products	327	647
Materials, supplies and other	191	162

	$821	$1,150

The current replacement cost of all inventories valued at LIFO exceeded their carrying value by $1,400 and $3,868 million at December 31, 2008 and 2007, respectively. During 2008 and 2007, Sunoco reduced certain inventory quantities which were valued at either higher or lower LIFO costs prevailing in prior years. The effect of these reductions was to (decrease) increase 2008 and 2007 results of operations by $(28) and $21 million after tax, respectively. In 2008, Sunoco also recorded a $20 million provision ($12 million after tax) to write down its chemical products inventory to market value.

7. Investments and Long-Term Receivables

Investments and long-term receivables consisted of the following components (in millions of dollars):

	December 31
	2008	2007
Investments in affiliated companies:
Pipeline joint ventures (Notes 2 and 3)	$85	$88
Brazilian cokemaking operations	41	41
Other	25	25

	151	154
Accounts and notes receivable	22	21

	$173	$175

Dividends received from affiliated companies amounted to $23, $25 and $41 million in 2008, 2007 and 2006, respectively. Retained earnings at December 31, 2008 include $35 million of undistributed earnings of affiliated companies.

Sunoco is the operator of a cokemaking plant in Vitória, Brazil which commenced operations in 2007. During 2007, Sunoco increased its investment in the project company that owns the Vitória facility by becoming the sole subscriber of preferred shares for a total equity interest of $41 million. The project company is a variable interest entity for which Sunoco is not the primary beneficiary.

8. Properties, Plants and Equipment

Properties, plants and equipment consisted of the following components (in millions of dollars):

	Gross Investments at Cost	Accumulated Depreciation, Depletion and Amortization	Net Investment
December 31, 2008
Refining and supply	$6,153	$2,266	$3,887
Retail marketing	1,544	702	842
Chemicals	1,233	389	844
Logistics	1,978	591	1,387
Coke	1,105	266	839

	$12,013	$4,214	$7,799

December 31, 2007
Refining and supply	$6,088	$2,554	$3,534
Retail marketing	1,507	670	837
Chemicals	1,420	405	1,015
Logistics	1,658	557	1,101
Coke	793	241	552

	$11,466	$4,427	$7,039

9. Retirement Benefit Plans

Defined Benefit Pension Plans and Postretirement Health Care Plans

Sunoco has both funded and unfunded noncontributory defined benefit pension plans (“defined benefit plans”) which provide retirement benefits for approximately one-half of its employees. Sunoco also has plans which provide health care benefits for substantially all of its retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are shared by Sunoco and its retirees. The levels of required retiree contributions to postretirement benefit plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance. In addition, there is a dollar cap on Sunoco’s future contributions for its principal postretirement health care benefits plan.

Defined benefit plans and postretirement benefit plans expense consisted of the following components (in millions of dollars):

	Defined Benefit Plans			Postretirement Benefit Plans
	2008	2007	2006	2008	2007	2006
Service cost (cost of benefits earned during the year)	$47	$50	$53	$9	$9	$9
Interest cost on benefit obligations	81	83	85	25	25	22
Expected return on plan assets	(106)	(98)	(95)	—	—	—
Amortization of:
Actuarial losses	13	32	33	1	3	3
Prior service cost (benefit)	2	2	2	(1)	(1)	(3)
Special termination benefits and settlement losses	7	5	—	—	—	—

	$44	$74	$78	$34	$36	$31

For 2009, amortization of actuarial losses and prior service cost (benefit) is estimated at $52 and $1 million, respectively, for defined benefit plans and $1 and $(1) million, respectively, for postretirement benefit plans.

Defined benefit plans and postretirement benefit plans expense is determined using actuarial assumptions as of the beginning of the year. The following weighted-average assumptions were used to determine defined benefit plans and postretirement benefit plans expense:

	Defined Benefit Plans			Postretirement Benefit Plans
	2008	2007	2006	2008	2007	2006
Discount rate	6.25%	5.85%	5.60%	6.10%	5.80%	5.50%
Long-term expected rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%

The long-term expected rate of return on plan assets was estimated based on a variety of factors including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and debt securities.

The following amounts were recognized as components of other comprehensive income for the years ended December 31, 2008 and 2007 (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	2008	2007	2008	2007
Reclassifications to earnings of:
Actuarial loss amortization	$13	$32	$1	$3
Prior service cost (benefit) amortization	2	2	(1)	(1)
Settlement losses	7	—	—	—
Retirement benefit plan funded status adjustment:
Actuarial gains (losses)	(512)	23	11	15
Prior service cost	—	—	(2)	(10)

	$(490)	$57	$9	$7

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2008 and 2007 as well as the funded status at December 31, 2008 and 2007 (in millions of dollars):

	Defined Benefit Plans				Postretirement Benefit Plans
	2008		2007
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	2008	2007
Benefit obligations at beginning of year*	$1,202	$146	$1,268	$147	$430	$428
Service cost	45	2	48	2	9	9
Interest cost	73	8	74	9	25	25
Actuarial losses (gains)	41	8	(47)	—	(11)	(15)
Plan amendments	—	—	1	—	2	10
Benefits paid	(166)	(33)	(147)	(12)	(45)	(40)
Premiums paid by participants	—	—	—	—	13	13
Special termination benefits	—	—	5	—	—	—

Benefit obligations at end of year*	$1,195	$131	$1,202	$146	$423	$430

Fair value of plan assets at beginning of year**	$1,315		$1,287
Actual (loss) income on plan assets	(358)		75
Employer contributions	46		100
Benefits paid from plan assets	(166)		(147)

Fair value of plan assets at end of year**	$837		$1,315

Overfunded (underfunded) accumulated obligation	$(303)	$(129)	$173	$(144)
Provision for future salary increases	(55)	(2)	(60)	(2)

Funded status at end of year	$(358)	$(131)	$113	$(146)	$(423)	$(430)

*	Represents the projected benefit obligations for defined benefit plans and the accumulated postretirement benefit obligations (“APBO”) for postretirement benefit plans. The accumulated benefit obligations for funded and unfunded defined benefit plans amounted to $1,140 and $129 million, respectively, at December 31, 2008 and $1,142 and $144 million, respectively, at December 31, 2007.
**	There are no plan assets invested in Company stock.

The amounts reflected in the consolidated balance sheets at December 31, 2008 and 2007 pertaining to the defined benefit and postretirement benefit plans are classified as follows (in millions of dollars):

	Defined Benefit Plans				Postretirement Benefit Plans
	2008		2007
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	2008	2007
Prepaid retirement costs*	$—	$—	$122	$—	$—	$—
Retirement benefit liabilities (including current portion)**	(358)	(131)	(9)	(146)	(423)	(430)

Funded status at end of year	$(358)	$(131)	$113	$(146)	$(423)	$(430)

*	Included in deferred charges and other assets in the consolidated balance sheets.
**	The current portion of retirement liabilities, which totaled $76 and $60 million at December 31, 2008 and 2007, respectively, is classified in accrued liabilities in the consolidated balance sheets.

The following table sets forth the cumulative amounts not yet recognized in net income at December 31, 2008 and 2007 (in millions of dollars):

	Defined Benefit Plans				Postretirement Benefit Plans
	2008		2007
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	2008	2007
Cumulative amounts not yet recognized in net income:
Prior service costs (benefits)	$12	$(3)	$14	$(3)	$(5)	$(8)
Actuarial losses	701	44	205	48	44	56

Accumulated other comprehensive loss (before related tax benefit)	$713	$41	$219	$45	$39	$48

The asset allocations attributable to the funded defined benefit plans at December 31, 2008 and 2007 and the target allocation of plan assets for 2009, by asset category, are as follows (in percentages):

	2009 Target	December 31
		2008	2007
Asset category:
Equity securities	60	53	61
Debt securities	35	40	35
Other	5	7	4

Total	100	100	100

The investment strategy of the Company’s funded defined benefit plans is to achieve consistent positive returns, after adjusting for inflation, and to maximize long-term total return within prudent levels of risk through a combination of income and capital appreciation.

The Company may make up to $80 million of contributions to its funded defined benefit plans in 2009.

The expected benefit payments through 2018 for the defined benefit and postretirement benefit plans are as follows (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans*
	Funded Plans	Unfunded Plans
Year ending December 31:
2009	$148	$42	$49
2010	$147	$28	$54
2011	$147	$15	$58
2012	$141	$14	$60
2013	$137	$13	$63
2014 through 2018	$597	$52	$355

*	Before premiums paid by participants.

The measurement date for the Company’s defined benefit and postretirement benefit plans is December 31. The following weighted-average assumptions were used at December 31, 2008 and 2007 to determine benefit obligations for the plans:

	Defined Benefit Plans		Postretirement Benefit Plans
	2008	2007	2008	2007
Discount rate	6.00%	6.25%	5.95%	6.10%
Rate of compensation increase	4.00%	4.00%

The health care cost trend assumption used at December 31, 2008 to compute the APBO for the postretirement benefit plans was an increase of 9.5 percent (10.0 percent at December 31, 2007), which is assumed to decline gradually to 5.5 percent in 2017 and to remain at that level thereafter. A one-percentage point change each year in assumed health care cost trend rates would have the following effects at December 31, 2008 (in millions of dollars):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components of postretirement benefits expense	$1	$(1)
Effect on APBO	$10	$(9)

Defined Contribution Pension Plans

Sunoco has defined contribution pension plans which provide retirement benefits for most of its employees. Sunoco’s contributions, which are principally based on a percentage of employees’ annual base compensation and are charged against income as incurred, amounted to $28, $27 and $24 million in 2008, 2007 and 2006, respectively.

Sunoco’s principal defined contribution plan is SunCAP. Sunoco matches 100 percent of employee contributions to this plan up to 5 percent of an employee’s base compensation. SunCAP is a combined profit sharing and employee stock ownership plan which contains a provision designed to permit SunCAP, only upon approval by the Company’s Board of Directors, to borrow in order to purchase shares of Company common stock. As of December 31, 2008, no such borrowings had been approved.

10. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following (in millions of dollars):

	December 31
	2008	2007
Goodwill	$95	$126
Propylene supply contract	87	99
Dealer and distributor contracts and other intangible assets	54	59
Prepaid retirement costs	—	122
Restricted cash	18	68
Other	89	100

	$343	$574

During 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a wholly owned subsidiary of Lyondell/Basell Industries. Under the terms of the partnership agreement, the partnership has agreed to provide Sunoco with 500 million pounds per year of propylene for 15 years priced on a cost-based formula that includes a fixed discount that declines over the life of the partnership. Under a separate 15-year supply contract, Equistar provides Sunoco with 200 million pounds per year of propylene at market prices. At the time of the transaction, $160 million was allocated to the propylene supply contract, which is being amortized over the life of the contract in a manner that reflects the future decline in the fixed discount over the contract period. In January 2009, LyondellBasell Industries announced that its U.S. operations (including Equistar) filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Neither the partnership nor the Equistar entities that are partners of the partnership has filed for bankruptcy. In addition, Equistar has not given any indication that it will not perform under its contracts. However, in the event of nonperformance, Sunoco has oversight, performance and other contractual rights under the partnership agreement.

11. Short-Term Borrowings and Credit Facilities

The Company has a $1.3 billion revolving credit facility with a syndicate of 19 participating banks (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. In September 2008, Lehman Brothers, one of the participating banks with a commitment under the Facility amounting to $20 million, declared bankruptcy and the Company believes Lehman Brothers will not fund its loan commitment. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At December 31, 2008, the Company’s tangible net worth was $3.1 billion and its targeted tangible net worth was $1.9 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At December 31, 2008, this ratio was .37 to 1. At December 31, 2008, the Facility was being used to support $207 million of commercial paper (with a weighted-average interest rate of 5.51 percent) and $103 million of floating-rate notes due in 2034 (with a weighted-average interest rate of 1.24 percent).

The floating-rate notes are remarketed on a weekly basis. Although the Company intends to continue remarketing these notes, in the event that the notes cannot be successfully remarketed, it is possible that the Company may choose to repurchase them rather than refinance them on a long-term basis. As a result, these notes have been reclassified from long-term debt to short-term borrowings in the consolidated balance sheet at December 31, 2008.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility with a syndicate of 11 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. In September 2008, Lehman Brothers, one of the participating banks with a commitment under the facility amounting to $5 million, declared bankruptcy and then failed to fund its share of the Partnership’s borrowings under this facility. Amounts outstanding under this facility totaled $323 and $91 million at December 31, 2008 and 2007, respectively. The facility contains a covenant requiring the Partnership to maintain a ratio of up to 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). At December 31, 2008, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.3 to 1. In connection with the 2008 refined product pipeline system acquisition in Texas and Louisiana, the Partnership entered into an additional $100 million 364-day revolving credit facility in May 2008, which is available to fund the same activities as under its $400 million revolving credit facility. The new facility contains the same covenant requirement as the $400 million revolving credit facility. At December 31, 2008, there were no outstanding borrowings under the 364-day credit facility.

In August 2008, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), entered into a 364-day accounts receivable securitization facility, which permits borrowings and supports the issuance of letters of credit by SRC up to a total of $200 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At December 31, 2008, there were no borrowings under the receivables facility.

12. Long-Term Debt

Long-term debt consists of the following (in millions of dollars):

	December 31
	2008	2007
9% debentures due 2024	$65	$65
7 3/4% notes due 2009	146	146
7 1/4% notes due 2012	250	250
6 3/4% notes due 2011	177	177
6 3/4% convertible subordinated debentures due 2012 (Note 16)	7	7
6 1/8% notes due 2016	175	175
5 3/4% notes due 2017	400	400
4 7/8% notes due 2014	250	250
Floating-rate notes due 2034 (Note 11)	—	103
Revolving credit loan, floating interest rate (1.62% at December 31, 2008) due 2012 (Note 11)	323	91
Other	62	67

	1,855	1,731
Less: unamortized discount	2	3
current portion	148	4

	$1,705	$1,724

The aggregate amount of long-term debt maturing and sinking fund requirements in the years 2009 through 2013 is as follows (in millions of dollars):

2009	$148	2012	$610
2010	$7	2013	$1
2011	$179

Cash payments for interest related to short-term borrowings and long-term debt (net of amounts capitalized) were $69, $86 and $84 million in 2008, 2007 and 2006, respectively.

The following table summarizes Sunoco’s long-term debt (including current portion) by issuer (in millions of dollars):

	December 31
	2008	2007
Sunoco, Inc.	$1,043	$1,043
Sunoco Logistics Partners L.P.	748	515
Other	62	170

	$1,853	$1,728

13. Other Deferred Credits and Liabilities

Other deferred credits and liabilities consist of the following (in millions of dollars):

	December 31
	2008	2007
Self-insurance accrual	$84	$96
Unrecognized tax benefits and related interest and penalties (Note 4)	56	86
Environmental remediation accrual (Note 14)	87	83
Deferred revenue on power contract restructuring*	70	73
Asset retirement obligations	73	69
Other	163	131

	$533	$538

*	Amortized over a 30-year period ending in 2035.

14. Commitments and Contingent Liabilities

Leases and Other Commitments

Sunoco, as lessee, has noncancelable operating leases for marine transportation vessels, service stations, office space and other property and equipment. Total rental expense for such leases for the years 2008, 2007 and 2006 amounted to $229, $199 and $199 million, respectively, which include contingent rentals totaling $19, $15 and $13 million, respectively. Approximately 5 percent of total rental expense was recovered through related sub-lease rental income during 2008.

The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases, including amounts pertaining to lease extension options which are assumed to be exercised, are as follows (in millions of dollars):

	Current Lease Term	Lease Extension Options	Total
Year ending December 31:
2009	$166	$1	$167
2010	151	2	153
2011	83	4	87
2012	56	7	63
2013	48	8	56
Thereafter	221	182	403

Future minimum lease payments	$725	$204	929

Less: Sub-lease rental income			(19)

Net minimum lease payments			$910

Approximately 29 percent of the aggregate amount of future minimum annual rentals applicable to noncancelable operating leases relates to time charters for marine transportation vessels. Most of these time charters contain terms of between three to seven years with renewal and sublease options. The time charter leases typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates. In the table above, the variable component of the lease payments has been estimated utilizing the average spot-market prices for the year 2008. The actual variable component of the lease payments attributable to these time charters could vary significantly from the estimates included in the table.

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

Sunoco is a party under agreements which provide for future payments to secure wastewater treatment services at its Toledo refinery and coal handling services at its Indiana Harbor cokemaking facility.

The fixed and determinable amounts of the obligations under these agreements are as follows (in millions of dollars):

Year ending December 31:
2009	$9
2010	9
2011	9
2012	9
2013	6
2014 through 2018	18

Total	60
Less: Amount representing interest	(14)

Total at present value	$46

Payments under these agreements, including variable components, totaled $23, $21 and $21 million for the years 2008, 2007 and 2006, respectively.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the consolidated balance sheets as follows (in millions of dollars):

	December 31
	2008	2007
Accrued liabilities	$36	$39
Other deferred credits and liabilities	87	83

	$123	$122

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
At December 31, 2005	$36	$78	$3	$15	$3	$2	$137
Accruals	6	19	1	2	1	—	29
Payments	(9)	(24)	(1)	(5)	(2)	(1)	(42)
Other	1	(4)	—	—	—	—	(3)

At December 31, 2006	$34	$69	$3	$12	$2	$1	$121
Accruals	13	19	2	5	2	—	41
Payments	(12)	(21)	(1)	(5)	(2)	—	(41)
Other	—	—	—	—	1	—	1

At December 31, 2007	$35	$67	$4	$12	$3	$1	$122
Accruals	9	23	1	3	3	—	39
Payments	(12)	(23)	(1)	(4)	(2)	—	(42)
Other	—	2	—	2	—	—	4

At December 31, 2008	$32	$69	$4	$13	$4	$1	$123

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2008, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $95 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of December 31, 2008, Sunoco had been named as a PRP at 42 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $7 million at December 31, 2008. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $14 million at December 31, 2008 and are included principally in deferred charges and other assets in the consolidated balance sheets.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline is a defendant in approximately 24 lawsuits in 4 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

In December 2007, Sunoco, along with other refiners, entered into a settlement in principle which covers 53 MTBE cases. The settlement required a cash payment by the group of settling refiner defendants of approximately $422 million (which included attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. The Company established a $28 million accrual ($17 million after tax), representing its allocation percentage of the settlement, in 2007 and recognized an $18 million gain ($11 million after tax) in 2008 in connection with an insurance recovery, both of which are reflected in provision for asset write-downs and other matters in the consolidated statements of income. During 2008, Sunoco made a cash payment of approximately $28 million and recovered the $18 million of proceeds from the insurance settlement.

The majority of the remaining MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Discovery is proceeding in all of these cases. One of the cases in which Sunoco is a defendant is scheduled to proceed to trial in June 2009. Sunoco recently participated in a settlement mediation relating to MTBE cases arising out of MTBE contamination in the Fort Montgomery, NY area which included two federal cases and two state cases. Sunoco reached a settlement with the plaintiffs, which is awaiting approval by the court The impact of the settlement was not material.

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at December 31, 2008 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at December 31, 2008.

15. Minority Interests

Cokemaking Operations

Sunoco received a total of $309 million in exchange for interests in its Jewell cokemaking operations in two separate transactions in 1995 and 2000. Sunoco also received a total of $415 million in exchange for interests in its Indiana Harbor cokemaking operations in two separate transactions in 1998 and 2002. Sunoco did not recognize any gain as of the dates of these transactions because the third-party investors were entitled to a preferential return on their respective investments. In December 2006, Sunoco acquired the limited partnership interest of the third-party investor in the Jewell cokemaking operation for $155 million and recognized a $3 million after-tax loss in other income, net, in the 2006 consolidated statement of income in connection with this transaction. As a result, such third-party investor is no longer entitled to any preferential or residual return in this operation.

The returns of the investors in the Indiana Harbor cokemaking operations were equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continued until the fourth quarter of 2007 (at which time the investor entitled to the preferential return recovered its investment and achieved a cumulative annual after-tax return of approximately 10 percent). Those investors are now entitled to a minority interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

The following table sets forth the minority interest balances and the changes in these balances attributable to the third-party investors’ interests in cokemaking operations (in millions of dollars):

	2008	2007	2006
Balance at beginning of year	$83	$102	$234
Nonconventional fuel credit and other tax benefits (Note 1)	—	(3)	(45)
Preferential return (Note 1)	—	20	48
Minority interest share of income (Note 1)	19	—	—
Cash distributions to third-party investors	(31)	(36)	(43)
Acquisition of third-party investor’s interest in Jewell cokemaking operations (Note 2)	—	—	(92)

Balance at end of year	$71	$83	$102

The Company indemnifies the third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes the possibility is remote that it will be required to do so, at December 31, 2008, the maximum potential payment under these tax indemnifications would have been approximately $180 million.

Logistics Operations

In 2006, Sunoco Logistics Partners L.P. issued 2.7 million limited partnership units in a public offering, generating $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 43 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which provide Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements.

The Partnership’s prior issuance of common units to the public resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. Prior to the conversion of Sunoco’s remaining subordinated units to common units in February 2007, the resultant gain to Sunoco on the prior issuance of common units to the public had been deferred as a component of minority interest in the Company’s consolidated balance sheets as the common units issued did not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. A deferred gain of $151 million ($90 million after tax) was recognized in income in 2007 when Sunoco’s remaining subordinated units converted to common units at which time the common units became residual interests. An additional $23 million ($14 million after tax) was recognized in income in 2008 attributable to a correction of an error in the computation of the gain that was recorded in 2007. The prior-period amount has not been restated as this adjustment was not deemed to be material.

The following table sets forth the minority interest balance and the changes to this balance attributable to the third-party investors’ interests in Sunoco Logistics Partners L.P. (in millions of dollars):

	2008	2007	2006
Balance at beginning of year	$356	$503	$397
Gain recognized in income related to prior issuance of the Partnership’s limited partnership units	(23)	(151)	—
Net proceeds from public equity offering	—	—	110
Minority interest share of income*	94	56	42
Cash distributions to third-party investors	(61)	(55)	(48)
Other	1	3	2

Balance at end of year	$367	$356	$503

*	Included in selling, general and administrative expenses in the consolidated statements of income.

The Partnership distributes to its general and limited partners all available cash (generally cash on hand at the end of each quarter less the amount of cash the general partner determines in its reasonable discretion is necessary or appropriate to provide for the proper conduct of the Partnership’s business). During the 2006-2008 period, the Partnership increased its quarterly distribution per unit from $.7125 to $.99.

Sunoco is a party to various agreements with the Partnership which require Sunoco to pay for minimum storage and throughput usage of certain Partnership assets. Sunoco also has agreements with the Partnership which establish fees for administrative services provided by Sunoco and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities related to operation of the Partnership’s assets prior to its initial public offering in February 2002.

16. Shareholders’ Equity

Each share of Company common stock is entitled to one full vote. The $7 million of outstanding 6 3/4 percent subordinated debentures are convertible into shares of Sunoco common stock at any time prior to maturity at a conversion price of $20.41 per share and are redeemable at the option of the Company. At December 31, 2008, there were 353,602 shares of common stock reserved for this potential conversion (Note 12).

The Company increased the quarterly cash dividend paid on common stock from $.20 per share ($.80 per year) beginning with the second quarter of 2005, to $.25 per share ($1.00 per year) beginning with the second quarter of 2006, to $.275 per share ($1.10 per year) beginning with the second quarter of 2007 and to $.30 per share ($1.20 per year) beginning with the second quarter of 2008.

The Company repurchased in 2008, 2007 and 2006, 0.8, 4.0 and 12.2 million shares, respectively, of its common stock for $49, $300 and $871 million, respectively. At December 31, 2008, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock.

The Company’s Articles of Incorporation authorize the issuance of up to 15 million shares of preference stock without par value, subject to approval by the Board. The Board also has authority to fix the number, designation, rights, preferences and limitations of these shares, subject to applicable laws and the provisions of the Articles of Incorporation. At December 31, 2008, no such shares had been issued.

The following table sets forth the components (net of related income taxes) of the accumulated other comprehensive loss balances in shareholders’ equity (in millions of dollars):

	December 31
	2008	2007
Retirement benefit plan funded status adjustment (Notes 1 and 9)	$(471)	$(185)
Hedging activities (Note 18)	(4)	(13)
Available-for-sale securities	(2)	5

	$(477)	$(193)

17. Management Incentive Plans

Sunoco’s principal management incentive plans are the Executive Incentive Plan (“EIP”) and the Long-Term Performance Enhancement Plan II (“LTPEP II”). The EIP provides for the payment of annual cash incentive awards while the LTPEP II provides for the award of stock options, common stock units and related rights to directors, officers and other key employees of Sunoco. LTPEP II authorizes the use of eight million shares of common stock for awards. At December 31, 2008, 1,960,887 shares of common stock were available for grant. No awards may be granted under LTPEP II after December 31, 2013.

The stock options granted under LTPEP II have a 10-year term and permit optionees to purchase Company common stock at its fair market value on the date of grant. Options that were granted prior to December 2008 are exercisable two years after the date of grant, while the options granted in December 2008 are exercisable over a three-year period in one-third increments on each anniversary date after the date of grant. The fair value of the stock options is estimated using the Black-Scholes option pricing model. Use of this model requires the Company to make certain assumptions regarding the term that the options are expected to be outstanding (“expected life”), as well as regarding the risk-free interest rate, the Company’s expected dividend yield and the expected volatility of the Company’s stock price during the period the options are expected to be outstanding. The expected life and dividend yield are estimated based on historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant for periods that are approximately equal to the expected life. The Company uses historical share prices, for a period equivalent to the options’ expected life, to estimate the expected volatility of the Company’s share price. The fair value of the stock options has been based on the following weighted-average assumptions:

	2008	2007	2006
Expected life (years)	5	5	5
Risk-free interest rate	1.4%	3.5%	4.4%
Dividend yield	3.4%	1.7%	1.5%
Expected volatility	35.6%	29.0%	28.8%

The following table summarizes information with respect to common stock option awards under Sunoco’s management incentive plans (dollars in millions, except per-share and per-option amounts):

	Shares Under Option	Weighted- Average Option Price Per Share	Weighted- Average Fair Value Per Option*	Intrinsic Value
Outstanding, December 31, 2005	1,528,306	$45.27
Granted	456,325	$68.72	$19.68
Exercised	(658,190)	$38.05		$20
Canceled	(6,400)	$52.61

Outstanding, December 31, 2006	1,320,041	$56.95
Granted	502,434	$64.19	$16.92
Exercised	(250,167)	$31.26		$11
Canceled	—

Outstanding, December 31, 2007	1,572,308	$63.35
Granted	684,400	$35.29	$8.11
Exercised**	(17,815)	$15.58		$1
Canceled	(2,120)	$16.44

Outstanding, December 31, 2008	2,236,773 ***	$55.19		$8

Exercisable, December 31
2006	492,016	$30.47
2007	613,549	$58.67
2008	1,049,939 ***	$63.85		$3

*	Represents the weighted-average fair value per option granted as of the date of grant.
**	Cash received by the Company upon exercise totaled less than $1 million and the related tax benefit realized amounted to less than $1 million.
***	The weighted-average remaining contractual term of outstanding options and exercisable options was 8.3 and 6.9 years, respectively.

Outstanding common stock award units under the Company’s management incentive plans mature upon completion of a three- or five-year service period or upon attainment of predetermined performance targets during a three-year period. For performance-based awards, adjustments for attainment of performance targets can range from 0-200 percent of the award grant. Awards are payable in cash or common stock as determined on the date of grant. Awards to be paid in cash are classified as liabilities in the Company’s consolidated balance sheets and are re-measured for expense purposes at fair value each period (based on the fair value of an equivalent number of Sunoco common shares at the end of the period) with any change in fair value recognized as an increase or decrease in income. For service-based awards to be settled in common stock, the grant-date fair value is based on the closing price of the Company’s shares on the date of grant. For performance-based awards, the payout of which is determined by market conditions related to stock price performance, the grant-date fair value is generally estimated using a Monte Carlo simulation model. Use of this model requires the Company to make certain assumptions regarding expected volatility of the Company’s stock price during the vesting period as well as regarding the risk-free interest rate and correlations of stock returns among the Company and its peers. The Company uses historical share prices, for a period equivalent to the award’s term, to estimate the expected volatility of the Company’s share price. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant for a term that approximates the award’s term. Correlations of stock returns among the Company and its peers are calculated using historical daily stock-return data for a period equivalent to the award’s term.

The following tables set forth separately information with respect to common stock unit awards to be settled in stock and awards to be settled in cash under Sunoco’s management incentive plans (dollars in millions, except per-unit amounts):

Stock Settled Awards	Awards	Weighted- Average Fair Value Per Unit*	Fair/ Intrinsic Value
Nonvested, December 31, 2005	105,580	$32.36
Granted	115,785	$74.06
Performance factor adjustment**	27,600
Vested	(81,200)	$23.41	$5
Canceled	(4,830)	$46.57

Nonvested, December 31, 2006	162,935	$64.70
Granted	117,490	$65.42
Performance factor adjustment**	20,760
Vested	(66,040)	$40.58	$4
Canceled	(3,980)	$73.62

Nonvested, December 31, 2007	231,165	$69.69
Granted	348,879 ***	$38.19
Performance factor adjustment**	(30,867)
Vested	(17,363)	$80.20	$1
Canceled	(3,710)	$70.92

Nonvested, December 31, 2008	528,104	$47.91

*	Represents the weighted-average fair value per unit as of the date of grant.
**	Consists of adjustments to vested performance-based awards to reflect actual performance. The adjustments are required since the original grants of these awards were at 100 percent of the targeted amounts.
***	Includes 217,520 performance-based awards that were granted in December 2008 for which performance targets were not established until January 2009. Accordingly, these awards were not deemed to be granted for accounting purposes until January 2009 and no expense has been recognized on the awards during 2008.

Cash Settled Awards	Awards	Weighted- Average Fair Value Per Unit*	Fair/ Intrinsic Value
Nonvested, December 31, 2005	531,140	$40.68
Granted	128,980	$68.43
Performance factor adjustment**	233,530
Vested***	(467,060)	$24.51	$31

Nonvested, December 31, 2006	426,590	$57.92
Granted	143,170	$63.98
Performance factor adjustment**	198,440
Vested***	(396,880)	$41.28	$29

Nonvested, December 31, 2007	371,320	$69.15
Granted	—
Performance factor adjustment**	(63,469)
Vested***	(35,701)	$77.54	$2

Nonvested, December 31, 2008	272,150 †	$66.09

*	Represents the weighted-average fair value per unit as of the date of grant.
**	Consists of adjustments to vested performance-based awards to reflect actual performance. The adjustments are required since the original grants of these awards were at 100 percent of the targeted amounts.
***	Cash payments for vested awards are made in the first quarter of the following year.
†	Includes 195,800 awards attributable to retirement-eligible employees for whom no further service is required.

For the years 2008, 2007 and 2006, the Company recognized stock-based compensation expense of $7, $33 and $35 million, respectively, and related tax benefits of $3, $13 and $14 million, respectively. As of December 31, 2008, total compensation cost related to nonvested awards not yet recognized was $18 million, and the weighted-average period over which this cost is expected to be recognized in income is 2.9 years. The stock-based compensation expense and the total compensation cost related to nonvested awards not yet recognized reflect the Company’s estimates of performance factors pertaining to performance-based common stock unit awards. In addition, equity-based compensation expense attributable to Sunoco Logistics Partners L.P. for 2008, 2007 and 2006 amounted to $4, $5 and $4 million, respectively.

18. Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which pertain to certain balance sheet items measured at fair value (Note 1). In accordance with SFAS No. 157, the following table sets forth the assets and liabilities measured at fair value, by input level, in the consolidated balance sheet at December 31, 2008 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Cash equivalents	$218	$—	$—	$218
Available-for-sale securities	10	9	—	19
Derivative contract gains	—	77	—	77

	$228	$86	$—	$314

Liabilities:
Derivative contract losses	$14	$80	$—	$94

	$14	$80	$—	$94

Sunoco uses swaps, options, futures, forwards and other derivative instruments for hedging purposes. Sunoco is at risk for possible changes in the market value for these derivative instruments. However, it is anticipated that such risk would be mitigated by price changes in the underlying hedged items. In addition, Sunoco is exposed to credit risk in the event of nonperformance by counterparties. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached. As a result, the Company had no significant derivative counterparty credit exposure at December 31, 2008. Market and credit risks associated with all of Sunoco’s derivative contracts are reviewed regularly by management.

Derivative instruments are used from time to time to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in what Sunoco considers to be acceptable margins for various refined products and to lock in the price of a portion of the Company’s electricity and natural gas purchases or sales.

Sunoco uses ethanol as an oxygenate component in gasoline. Most of the ethanol purchased by Sunoco in recent years has been through normal fixed-price purchase contracts. However, increasingly in 2008, Sunoco has satisfied its ethanol purchase commitments utilizing contracts based on spot-market prices. To reduce the margin risk created by the purchases utilizing fixed-price contracts, the Company enters into derivative contracts to sell gasoline at a fixed price to hedge a similar volume of forecasted floating-price gasoline sales over the term of the ethanol contracts. In effect, these derivative contracts lock in an acceptable differential between the gasoline price and the cost of the fixed-priced ethanol purchases for gasoline blending.

As a result of changes in the price of gasoline, the fair value of the fixed-price gasoline contracts increased (decreased) $(3), $(97) and $82 million ($(2), $(58) and $48 million after tax) in 2008, 2007 and 2006, respectively. As these derivative contracts have been designated as cash flow hedges, these changes in fair value are not initially included in earnings but rather are reflected in the net hedging losses component of comprehensive income. The fair value of these contracts at the time the positions are closed is recognized in earnings when the hedged items are recognized in earnings, with Sunoco’s margin reflecting the differential between the gasoline sales prices hedged to a fixed price and the cost of fixed-price ethanol purchases. Net gains (losses) totaling $(35) , $(14) and $11 million ($(21), $(8) and $6 million after tax) were reclassified to earnings in 2008, 2007 and 2006, respectively, when the hedged items were recognized in earnings.

At December 31, 2008, the Company had recorded assets totaling $77 million for derivative contract gains and liabilities totaling $94 million for derivative contract losses (including amounts attributable to the fixed-price gasoline sales contracts discussed above), which represented their fair value as determined using various indices and dealer quotes. The amount of hedge ineffectiveness on derivative contracts during the 2006-2008 period was not material. Open contracts as of December 31, 2008 vary in duration but generally do not extend beyond 2009.

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of all financial instruments in the balance sheet (including those recorded on a cost basis) measured utilizing the criteria established in SFAS No. 157. Sunoco’s current assets (other than inventories and deferred income taxes) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At December 31, 2008 and 2007, the estimated fair value of Sunoco’s long-term debt was $1,686 and $1,792 million, respectively, compared to carrying amounts of $1,705 and $1,724 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available to Sunoco at the respective balance sheet dates for similar issues.

19. Business Segment Information

Sunoco is a petroleum refiner and marketer, and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s operations are organized into five business segments.

The Refining and Supply segment manufactures petroleum products and commodity petrochemicals at Sunoco’s Marcus Hook, Philadelphia, Eagle Point and Toledo refineries and petroleum and lubricant products at Sunoco’s Tulsa refinery and sells these products to other Sunoco businesses and to wholesale and industrial customers. Refinery operations are comprised of Northeast Refining (the Marcus Hook, Philadelphia and Eagle Point refineries) and MidContinent Refining (the Toledo and Tulsa refineries). Sunoco intends to sell the Tulsa refinery or convert it to a terminal by the end of 2009 (Note 2).

The Retail Marketing segment sells gasoline and middle distillates at retail and operates convenience stores in 26 states primarily on the East Coast and in the Midwest region of the United States.

The Chemicals segment manufactures phenol and related products at chemical plants in Philadelphia, PA and Haverhill, OH; and polypropylene at facilities in LaPorte, TX, Neal, WV, Bayport, TX and Marcus Hook, PA. This segment also distributes and markets these products. Sunoco intends to permanently shut down the Bayport polypropylene facility no later than April 30, 2009 (Note 2).

The Logistics segment operates refined product and crude oil pipelines and terminals and conducts crude oil acquisition and marketing activities primarily in the Northeast, Midwest and South Central regions of the United States. In addition, the Logistics segment has ownership interests in several refined product and crude oil pipeline joint ventures. Substantially all logistics operations are conducted through Sunoco Logistics Partners L.P. (Note 15).

The Coke segment makes high-quality, blast-furnace coke at facilities located in East Chicago, IN (Indiana Harbor), Vansant, VA (Jewell) and Franklin Furnace, OH (Haverhill), and produces metallurgical coal from mines in Virginia, primarily for use at the Jewell cokemaking facility. Substantially all of the coke sales during the 2006-2008 period were made under long-term contracts with a major steel company. In addition, the Indiana Harbor and Haverhill facilities generate energy in the form of heat, steam or electrical power. Sunoco is also the operator of a cokemaking plant in Vitória, Brazil which commenced operations in 2007 (Note 7). An additional cokemaking facility is currently under construction in Granite City, IL, which is expected to be completed in the fourth quarter of 2009 and an agreement has been entered into for a cokemaking facility and associated cogeneration power plant to be built, owned and operated by Sunoco in Middletown, OH, which is subject to resolution of all contingencies, including necessary permits.

Income tax amounts give effect to the tax credits earned by each segment. Overhead expenses that can be identified with a segment have been included as deductions in determining pretax and after-tax segment income. The remainder are included in Corporate and Other. Also included in Corporate and Other are net financing expenses and other, which consist principally of interest expense and debt and other financing expenses less interest income and interest capitalized, and significant unusual and infrequently occurring items not allocated to a segment for purposes of reporting to the chief operating decision maker. Net financing expenses also included the preferential return of third-party investors in the Company’s cokemaking operations prior to the completion of the preferential return period during the fourth quarter of 2007 (Notes 1 and 15). Intersegment revenues are accounted for based on the prices negotiated by the segments which approximate market. Identifiable assets are those assets that are utilized within a specific segment.

Segment Information (millions of dollars)

	Refining and Supply	Retail Marketing	Chemicals	Logistics		Coke	Corporate and Other		Consolidated
2008
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$26,663	$16,097	$2,925	$7,540		$827	$—		$54,052
Intersegment	$13,875	$—	$—	$2,566		$11	$—		$—

Pretax segment income (loss)	$ 842	$ 329	$ 55	$133		$135	$(321)		$1,173
Income tax (expense) benefit	(327)	(128)	(19)	(48)		(30)	155		(397)

After-tax segment income (loss)	$ 515	$ 201	$ 36	$ 85		$105	$(166	)*	$ 776

Equity income (loss)	$(1)	$—	$—	$23		$—	$—		$22
Depreciation, depletion and amortization	$267	$110	$67	$46		$25	$—		$515
Capital expenditures	$652	$128	$49	$145	**	$312	$—		$1,286
Investments in affiliated companies	$25	$—	$—	$85		$41	$—		$151
Identifiable assets	$5,065	$1,213	$1,199	$2,240		$1,039	$414	***	$11,150	†

*	Consists of $46 million of after-tax corporate expenses, $22 million of after-tax net financing expenses and other, a $14 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units, $26 million of after-tax gains related to income tax matters and a $138 million after-tax provision for asset write-downs and other matters (Notes 2, 4 and 15).
**	Excludes $185 million acquisition from ExxonMobil of a refined products pipeline system and related storage facilities located in Texas and Louisiana (Note 2).
***	Consists of Sunoco’s $138 million consolidated deferred income tax asset and $276 million attributable to corporate activities.
†	After elimination of intersegment receivables.

Segment Information (millions of dollars)

	Refining and Supply	Retail Marketing	Chemicals		Logistics	Coke		Corporate and Other		Consolidated
2007
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$21,149	$14,333	$2,786		$5,696	$506		$—		$44,470
Intersegment	$12,078	$—	$—		$1,676	$10		$—		$—

Pretax segment income (loss)	$1,255	$113	$ 40		$ 71	$14		$(84)		$1,409
Income tax (expense) benefit	(483)	(44)	(14)		(26)	15		34		(518)

After-tax segment income (loss)	$ 772	$ 69	$ 26		$ 45	$29		$(50	)*	$ 891

Equity income	$3	$—	$—		$28	$—		$—		$31
Depreciation, depletion and amortization	$240	$108	$75		$37	$20		$—		$480
Capital expenditures	$700	$111	$66	**	$120	$182	***	$—		$1,179
Investments in affiliated companies	$25	$—	$—		$88	$41		$—		$154
Identifiable assets	$5,437	$1,386	$1,630		$2,446	$706		$921	†	$12,426	††

*	Consists of $67 million of after-tax corporate expenses, $41 million of after-tax net financing expenses and other, a $90 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units and a $32 million after-tax provision for asset write-downs and other matters (Notes 2 and 15).
**	Excludes $18 million acquisition of the minority interest in the Epsilon polypropylene operations.
***	Excludes $39 million investment in Brazilian cokemaking operations.
†	Consists of Sunoco’s $130 million consolidated deferred income tax asset and $791 million attributable to corporate activities.
††	After elimination of intersegment receivables.

Segment Information (millions of dollars)

	Refining and Supply	Retail Marketing	Chemicals		Logistics		Coke		Corporate and Other		Consolidated
2006
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$18,140	$13,482	$2,544		$3,995		$475		$—		$38,636
Intersegment	$11,068	$—	$—		$1,837		$10		$—		$—

Pretax segment income (loss)	$1,467	$129	$ 61		$ 55		$ 52		$(184)		$1,580
Income tax (expense) benefit	(586)	(53)	(18)		(19)		(2)		77		(601)

After-tax segment income (loss)	$ 881	$ 76	$ 43		$ 36		$ 50		$(107	)*	$ 979

Equity income	$4	$—	$—		$22		$—		$—		$26
Depreciation, depletion and amortization	$225	$104	$74		$38		$18		$—		$459
Capital expenditures	$712	$112	$62	**	$119	***	$14	†	$—		$1,019
Investments in affiliated companies	$22	$—	$—		$85		$2		$—		$109
Identifiable assets	$5,144	$1,409	$1,598		$1,991		$483		$430	††	$10,982	†††

*	Consists of $58 million of after-tax corporate expenses and $49 million of after-tax net financing expenses and other.
**	Excludes a $14 million purchase price adjustment to the 2001 Aristech Chemical Corporation acquisition attributable to an earn-out payment made in 2006. The earn out, which relates to 2005, was due to realized margins for phenol exceeding certain agreed-upon threshold amounts.
***	Excludes the acquisition of two separate crude oil pipeline systems and related storage facilities located in Texas, one from Alon USA Energy, Inc. for $68 million and the other from Black Hills Energy, Inc. for $41 million (Note 2).
†	Excludes $155 million acquisition of the minority interest in the Jewell cokemaking operations (Notes 2 and 15).
††	Consists of Sunoco’s $93 million consolidated deferred income tax asset and $337 million attributable to corporate activities.
†††	After elimination of intersegment receivables.

The following table sets forth Sunoco’s sales to unaffiliated customers and other operating revenue by product or service (in millions of dollars):

	2008	2007	2006
Gasoline:
Wholesale	$7,971	$6,451	$5,633
Retail	11,843	10,344	9,490
Middle distillates	15,570	11,824	9,952
Residual fuel	1,923	1,637	1,428
Petrochemicals	3,580	3,489	3,196
Lubricants	695	506	562
Other refined products	962	727	622
Convenience store merchandise	521	536	528
Other products and services	280	257	228
Resales of purchased crude oil	7,386	5,566	3,888
Coke and coal operations	827	506	475
Consumer excise taxes	2,494	2,627	2,634

	$54,052	$44,470	$38,636

Sunoco, Inc. and Subsidiaries

Quarterly Financial and Stock Market Information (Unaudited)

(Millions of Dollars, Except Per-Share Amounts and Common Stock Prices)

	2008							2007
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Sales and other operating revenue (including consumer excise taxes)	$12,796	$16,061		$16,092		$9,103		$9,135		$10,724	$11,475	$13,136
Gross profit*	$122	$336		$1,148		$794		$371		$1,057	$588	$314
Net income (loss)	$(59)	$82	**	$549	***	$204	†	$175	††	$509	$216	$(9	)†††
Net income (loss) per share of common stock:
Basic	$(.50)	$.70		$4.70		$1.75		$1.44		$4.21	$1.82	$(.08)
Diluted	$(.50)	$.70		$4.70		$1.74		$1.44		$4.20	$1.81	$(.08)
Cash dividends per share of common stock	$.275	$.30		$.30		$.30		$.25		$.275	$.275	$.275
Common stock price# — high	$73.68	$56.90		$49.44		$44.19		$71.88		$86.40	$85.00	$78.80
— low	$47.93	$36.71		$31.68		$21.30		$56.68		$70.03	$60.69	$62.25
— end of period	$52.47	$40.69		$35.58		$43.46		$70.44		$79.68	$70.78	$72.44

*	Gross profit equals sales and other operating revenue less cost of products sold; operating expenses; depreciation, depletion and amortization; and consumer excise, payroll and other applicable taxes.
**	Includes an $11 million after-tax gain related to an insurance recovery and a $10 million after-tax gain related to income tax matters.
***	Includes a $10 million after-tax provision for asset write-downs.
†

Includes a $139 million after-tax provision for asset write-downs, a $16 million after-tax gain related to income tax matters and a $14 million after-tax gain related to the prior issuance of Sunoco Logistics L.P. limited partnership units.

††	Includes a $90 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units.
†††	Includes a $32 million after-tax provision for asset write-downs and other matters.
#

The Company’s common stock is principally traded on the New York Stock Exchange, Inc. under the symbol “SUN.” The Company had approximately 20,300 holders of record of common stock as of January 30, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Interim Chief Financial Officer. Based upon that evaluation, the Company’s Chairman, Chief Executive Officer and President and the Company’s Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Interim Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of such controls. Management’s Report on Internal Control Over Financial Reporting on page 58 and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on page 59 are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information on directors required by Item 401 of Regulation S-K appearing under the heading “Nominees for the Board of Directors” and the section entitled “Board and Committees,” under the heading “Governance of the Company;” the information required by Item 405 of Regulation S-K appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and the information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K appearing in the sections “Board and Committees” and “Audit Committee Financial Expert” under the heading “Governance of the Company,” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2008, are incorporated herein by reference.

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

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2008,” “Outstanding Equity Awards at Fiscal Year-End 2008,” “Option Exercises and Stock Vested in 2008,” “Pension Benefits,” “Nonqualified Deferred Compensation in 2008,” and “Other Potential Post-Employment Payments,” and appearing under the heading “Directors’ Compensation;” and the information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2008, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K appearing in the answer to Question 15 under the heading “Questions and Answers,” and appearing under the heading “Directors’ and Officers’ Ownership of Sunoco Stock” in the Company’s Proxy Statement, and the information required by Item 201(d) of Regulation S-K appearing in the section entitled “Equity Compensation Plan Information” under the heading “Governance of the Company” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2008, are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K appearing in the section entitled “Certain Relationships and Related Transactions” and the information required by Item 407(a) of Regulation S-K appearing in the section “Director Independence” under the heading “Governance Matters” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2008, are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A appearing in the section entitled “Item 3. Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year 2009” under the heading “Proposals on Which You May Vote” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2008, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

The consolidated financial statements are set forth under Item 8 of this report.

2.	Financial Statement Schedules:

Schedule II—Valuation Accounts is included on page 105 of this report. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

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

10.1*

—Sunoco, Inc. Long-Term Performance Enhancement Plan, as amended and restated effective November 1, 2007 (incorporated by reference to Exhibit 10.1 of the Company’s 2007 Form 10-K filed February 27, 2008, File No. 1-6841).

10.2*	—Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated effective December 3, 2008.

10.3*	—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.4*	—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.5*	—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.6*	—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.7*	—Form of Stock Option Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II.

10.8*

—Sunoco, Inc. Directors’ Deferred Compensation Plan I, as amended and restated effective September 4, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed November 6, 2008, File No. 1-6841).

10.9*

—Sunoco, Inc. Directors’ Deferred Compensation Plan II, as amended and restated effective September 4, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 filed November 6, 2008, File No. 1-6841).

10.10*

—Sunoco, Inc. Deferred Compensation Plan, as amended and restated effective November 1, 2007 (incorporated by reference to Exhibit 10.9 of the Company’s 2007 Form 10-K filed February 27, 2008, File No. 1-6841).

10.11*

—Sunoco, Inc. Pension Restoration Plan, as amended and restated effective June 1, 2008 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 7, 2008, File No. 1-6841).

10.12*

—Sunoco, Inc. Savings Restoration Plan, as amended and restated effective November 1, 2007 (incorporated by reference to Exhibit 10.11 of the Company’s 2007 Form 10-K filed February 27, 2008, File No. 1-6841).

10.13*

—Sunoco, Inc. Executive Incentive Plan, as amended and restated effective July 2, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 7, 2008, File No. 1-6841).

10.14*

—Sunoco, Inc. Executive Retirement Plan, as amended and restated effective June 1, 2008 (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 7, 2008, File No. 1-6841).

10.15*

—Sunoco, Inc. Special Executive Severance Plan, as amended and restated effective November 1, 2007 (incorporated by reference to Exhibit 10.14 of the Company’s 2007 Form 10-K filed February 27, 2008, File No. 1-6841).

10.16*

—Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated effective November 1, 2007 (incorporated by reference to Exhibit 10.15 of the Company’s 2007 Form 10-K filed February 27, 2008, File No. 1-6841).

10.17*

—Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K dated December 6, 2005, File No. 1-6841).

10.18*

—Form of Second Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 7, 2008, File No. 1-6841).

10.19*	—Form of Amendment to Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.19 of the Company’s 2007 Form 10-K filed February 27, 2008, File No. 1-6841).

10.20*	—The Amended Schedule to the Forms of Indemnification Agreement.

10.21*

—Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of November 1, 2007 (incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 7, 2008, File No. 1-6841).

10.22*

—Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective December 31, 2008.

10.23*

—Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of November 1, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 7, 2008, File No. 1-6841).

10.24*

—Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of December 31, 2008.

10.25*	—Arrangement Letter with John G. Drosdick, dated July 15, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 15, 2008, File No. 1-6841).

10.26*	—Offer Letter with Lynn Laverty Elsenhans, dated July 15, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 15, 2008, File No. 1-6841).

10.27*	—Offer Letter with Dennis Zeleny, dated January 12, 2009.

10.28*	—Sunoco, Inc. Director Compensation Summary Sheet (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated September 8, 2006, File No. 1-6841).

10.29*	—Sunoco, Inc. Executive Compensation Summary Sheet.

10.30

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

10.31

—Amendment No. 2008-1 to Omnibus Agreement, dated as of February 24, 2008, and effective January 1, 2008, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware LLC, Atlantic Petroleum Corporation, Sun Pipe Line Company, Sun Pipe Line Delaware (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.28 of the Company’s 2007 Form 10-K filed February 27, 2008, File No. 1-6841).

10.32

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

10.33**

—Product Supply Agreement between BOC Americas (PGS), Inc. and Sunoco, Inc. (R&M) dated as of September 20, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed November 4, 2004, File No. 1-6841).

10.34***

—Amendment No. 1 to the Product Supply Agreement dated as of September 20, 2004 between Linde Gas North America LLC, the successor to BOC Americas (PGS), Inc. and Sunoco, Inc. (R&M), dated as of February 29, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 filed May 1, 2008, File No. 1-6841).

12	—Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 2008.

14	—Sunoco, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s 2005 Form 10-K filed March 3, 2006, File No. 1-6841).

21	—Subsidiaries of Sunoco, Inc.

23	—Consent of Independent Registered Public Accounting Firm.

24.1	—Power of Attorney executed by certain officers and directors of Sunoco, Inc.

24.2	—Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

31.1	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

*	These exhibits constitute the Executive Compensation Plans and Arrangements of the Company.
**	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed November 4, 2004. Such provisions have been separately filed with the Commission.
***	Confidential status has been requested for certain portions thereof pursuant to a Confidential Treatment Request filed May 1, 2008. Such provisions have been separately filed with the Commission.

Note: Copies of each Exhibit to this Form 10-K are available upon request.

Sunoco, Inc. and Subsidiaries

Schedule II—Valuation Accounts

For the Years Ended December 31, 2008, 2007 and 2006

(Millions of Dollars)

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged To Other Accounts
For the year ended December 31, 2008:
Deducted from asset in balance sheet—allowance for doubtful accounts and notes receivable	$2	$4	$—	$1	$5
For the year ended December 31, 2007:
Deducted from asset in balance sheet—allowance for doubtful accounts and notes receivable	$2	$1	$—	$1	$2
For the year ended December 31, 2006:
Deducted from asset in balance sheet—allowance for doubtful accounts and notes receivable	$3	$1	$—	$2	$2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOCO, INC.

By	/s/ TERENCE P. DELANEY
Terence P. Delaney
Interim Chief Financial Officer

Date February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 24, 2009:

ROBERT J. DARNALL* Robert J. Darnall, Director	JOHN P. JONES, III* John P. Jones, III, Director

TERENCE P. DELANEY*

Terence P. Delaney

Interim Chief Financial Officer

(Principal Financial Officer)

GARY W. EDWARDS *

Gary W. Edwards, Director

LYNN L. ELSENHANS*

Lynn L. Elsenhans, Chairman,

Chief Executive Officer,

President and Director

(Principal Executive Officer)

URSULA O. FAIRBAIRN*

Ursula O. Fairbairn, Director

THOMAS P. GERRITY*

Thomas P. Gerrity, Director

ROSEMARIE B. GRECO*

Rosemarie B. Greco, Director

JAMES G. KAISER*

James G. Kaiser, Director

JOSEPH P. KROTT*

Joseph P. Krott, Comptroller

(Principal Accounting Officer)

R. ANDERSON PEW*

R. Anderson Pew, Director

G. JACKSON RATCLIFFE*

G. Jackson Ratcliffe, Director

JOHN W. ROWE*

John W. Rowe, Director

JOHN K. WULFF*

John K. Wulff, Director

*By	/s/ TERENCE P. DELANEY
Terence P. Delaney Individually and as Attorney-in-Fact