Form 10-Q
period 2009-03-31
SUNOCO INC
filed 2009-05-07
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☒

At March 31, 2009, there were 116,896,491 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended March 31
	2009	2008*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$6,434	$12,796
Interest income	1	9
Other income, net	6	8

	6,441	12,813

COSTS AND EXPENSES
Cost of products sold and operating expenses	5,350	11,935
Consumer excise taxes	579	590
Selling, general and administrative expenses	194	177
Depreciation, depletion and amortization	125	128
Payroll, property and other taxes	43	42
Provision for asset write-downs and other matters (Note 2)	79	—
Interest cost and debt expense	31	28
Interest capitalized	(10)	(9)

	6,391	12,891

Income (loss) before income tax benefit	50	(78)
Income tax benefit (Note 3)	(1)	(40)

Net Income (loss) (Note 1)	51	(38)
Less: Net income attributable to noncontrolling (minority) interests	39	21

Net Income (loss) attributable to Sunoco, Inc. shareholders	$12	$(59)

Net income (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic	$.10	$(.50)
Diluted	$.10	$(.50)
Weighted-average number of shares outstanding (Notes 4 and 9):
Basic	116.9	117.2
Diluted	117.0	117.2
Cash dividends paid per share of common stock (Note 4)	$.30	$.275

*	Restated to conform to 2009 presentation (Note 1).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At March 31 2009	At December 31 2008*
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$206	$240
Accounts and notes receivable, net	1,725	1,636
Inventories:
Crude oil	387	303
Petroleum and chemical products	263	327
Materials, supplies and other	209	191
Deferred income taxes	169	138

Total Current Assets	2,959	2,835
Investments and long-term receivables	178	173
Properties, plants and equipment	12,198	12,013
Less accumulated depreciation, depletion and amortization	4,312	4,214

Properties, plants and equipment, net	7,886	7,799
Deferred charges and other assets	350	343

Total Assets	$11,373	$11,150

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,565	$2,409
Accrued liabilities (Note 5)	561	731
Short-term borrowings (Note 6)	274	310
Current portion of long-term debt	146	148
Taxes payable	131	339

Total Current Liabilities	3,677	3,937
Long-term debt (Note 6)	2,093	1,705
Retirement benefit liabilities (Note 7)	844	836
Deferred income taxes	955	859
Other deferred credits and liabilities (Note 5)	511	533
Commitments and contingent liabilities (Note 5)
Equity (Note 1):
Sunoco, Inc. shareholders’ equity	2,834	2,842
Noncontrolling (minority) interests	459	438

Total Equity	3,293	3,280

Total Liabilities and Equity	$11,373	$11,150

*	Restated to conform to 2009 presentation (Note 1).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Three Months Ended March 31
	2009	2008*
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51	$(38)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for asset write-downs and other matters (Note 2)	79	—
Depreciation, depletion and amortization	125	128
Deferred income tax expense	38	49
Payments less than expense for retirement plans	11	8
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(144)	(696)
Inventories	(38)	68
Accounts payable and accrued liabilities	(10)	662
Taxes payable	(208)	(105)
Other	(7)	(7)

Net cash provided by (used in) operating activities	(103)	69

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(227)	(257)
Proceeds from divestments	2	3
Other	2	40

Net cash used in investing activities	(223)	(214)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	(36)	—
Net proceeds from issuance of long-term debt	658	5
Repayments of long-term debt	(275)	(47)
Cash distributions to investors in cokemaking operations	(3)	(17)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(16)	(14)
Cash dividend payments	(35)	(32)
Purchases of common stock for treasury	—	(49)
Other	(1)	(2)

Net cash provided by (used in) financing activities	292	(156)

Net decrease in cash and cash equivalents	(34)	(301)
Cash and cash equivalents at beginning of period	240	648

Cash and cash equivalents at end of period	$206	$347

*	Restated to conform to 2009 presentation (Note 1).

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the provision for asset write-downs and other matters (Note 2). Results for the three months ended March 31, 2009 are not necessarily indicative of results for the full-year 2009.

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” Among other things, SFAS No. 160 amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish standards for the accounting and reporting of noncontrolling (minority) interests in the consolidated financial statements. The new standard requires that minority interests be reported as a component of equity (Note 9) and that consolidated net income include amounts attributable to the minority interests with such amounts separately disclosed on the face of the income statement.

2.	Asset Write-Downs and Other Matters.

The following table summarizes information regarding the provision for asset write-downs and other matters recognized during the first quarter of 2009 (in millions of dollars):

	Pretax Provisions	After-tax Provisions
Business improvement initiative	$57	$34
Bayport chemical plant	6	4
Other	16	9

	$79	$47

In March 2009, management approved the first phase of a previously announced business improvement initiative to reduce costs and improve business processes. Implementation of this phase of the initiative, which is currently underway, includes all business and operations support functions, as well as operations at the Philadelphia and Marcus Hook refineries. In connection with the first phase of the initiative, the Company established a pretax accrual of $57 million in the first quarter of 2009. Of this amount, $42 million pertains to employee severance and related cash costs, which are expected to be paid out over approximately one year, with the balance attributable to a noncash provision for pension and postretirement curtailment losses. The Company also plans to offer hourly employees in certain identified areas the opportunity to express their interest in leaving the Company and receiving severance. The charges identified above do not include any costs related to these hourly employees. As a result of the workforce reduction, the Company may also incur noncash settlement losses in its defined benefit pension plans during 2009. However, the amount and timing of any such losses cannot be estimated at this time.

In connection with the previously announced shutdown of Chemicals’ polypropylene plant in Bayport, TX, which was completed in March 2009, Sunoco established a pretax accrual of $6 million for a take-or-pay contract loss, employee terminations and other exit costs in the first quarter of 2009. In addition, during the first quarter of 2009, Sunoco recorded a pretax provision of $16 million to write down to estimated fair value certain assets primarily in the Refining and Supply business.

3.	Income Taxes.

The following table sets forth a reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax benefit (in millions of dollars):

	Three Months Ended March 31
	2009	2008
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$18	$(27)
Reduction in income taxes resulting from:
Income attributable to noncontrolling (minority) interests*	(14)	(7)
Other	(5)	(6)

	$(1)	$(40)

*	No income tax expense is reflected in the consolidated statements of operations for partnership income attributable to noncontrolling (minority) interests.

4.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Three Months Ended March 31
	2009	2008*
Weighted-average number of common shares outstanding - basic	116.9	117.2
Add effect of dilutive stock incentive awards	.1	—

Weighted-average number of shares - diluted	117.0	117.2

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

5.	Commitments and Contingent Liabilities.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At March 31 2009	At December 31 2008
Accrued liabilities	$35	$36
Other deferred credits and liabilities	86	87

	$121	$123

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2008	$35	$67	$4	$12	$3	$1	$122
Accruals	2	4	—	—	1	—	7
Payments	(3)	(5)	—	—	(1)	—	(9)

Balance at March 31, 2008	$34	$66	$4	$12	$3	$1	$120

Balance at January 1, 2009	$32	$69	$4	$13	$4	$1	$123
Accruals	1	5	—	1	—	—	7
Payments	(3)	(5)	—	(1)	(1)	—	(10)
Other	—	1	—	—	—	—	1

Balance at March 31, 2009	$30	$70	$4	$13	$3	$1	$121

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At March 31, 2009, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $95 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of March 31, 2009, Sunoco had been named as a PRP at 41 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $7 million at March 31, 2009. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $14 million at March 31, 2009 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Regulatory Matters

In May 2004, the U.S. Environmental Protection Agency (“EPA”) adopted a rule which is phasing in limits on the allowable sulfur content in off-road diesel fuel that began in June 2007. This rule provides for banking and trading credit systems and largely relates to operations at Sunoco’s Tulsa refinery. In connection with the phase-in of these off-road diesel fuel rules, Sunoco had initiated an approximately $400 million capital project at the Tulsa refinery, which included a new 24 thousand barrels-per-day hydrotreating unit, sulfur recovery unit and tail gas treater. In 2008, Sunoco elected not to proceed with this project because it was not expected to achieve an acceptable return on the investment. In April 2009, Sunoco entered an agreement in principle to sell its Tulsa refinery to Holly Corporation (Note 13).

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. Areas designated by EPA as “moderate” non-attainment for ozone, including Philadelphia and Houston, would be required to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. In January 2009, the EPA issued a finding that the Philadelphia and Houston State Implementation Plans (“SIPS”) failed to demonstrate attainment by the 2010 deadline. This finding is expected to result in more stringent offset requirements and could result in other negative consequences. Texas petitioned EPA to redesignate the Houston area as “severe” non-attainment for ozone and in 2009 the EPA granted the petition. Under this designation, Houston’s SIP is due in 2010 and attainment must be achieved by 2019. In December 2006, the District of Columbia Circuit Court of Appeals overturned the EPA’s ozone attainment plan, including revocation of Clean Air Act Section 185(a) fee provisions. Sunoco will likely be subject to non- attainment fees in Houston, but any additional costs are not expected to be material. In 2005, the EPA also identified 21 counties which, based on 2003-2004 data, now are in attainment of the fine particles standard. Sunoco’s Toledo refinery is within one of these attainment areas. In September 2006, the EPA issued a final rule tightening the standard for fine particles. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement the 1997 fine particle matter (PM 2.5) standards. States had until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. However, the March 2007 rule does not address attainment of the September 2006 standard. In March 2008, the EPA promulgated a new, more stringent ozone standard, which was challenged in a lawsuit in May 2008 by environmental organizations. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the lawsuit is resolved, the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

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

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline is a defendant in approximately 25 lawsuits in 4 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

In December 2007, Sunoco, along with other refiners, entered into a settlement in principle which covers 53 MTBE cases. The settlement required a cash payment by the group of settling refiner defendants of approximately $422 million (which included attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. The Company established a $28 million accrual ($17 million after tax), representing its allocation percentage of the settlement, in 2007 and recognized an $18 million gain ($11 million after tax) in 2008 in connection with an insurance recovery. During 2008, Sunoco made a cash payment of approximately $28 million and recovered the $18 million of proceeds from the insurance settlement.

The majority of the remaining MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Discovery is proceeding in all of these cases. One of the cases in which Sunoco is a defendant is scheduled to proceed to trial in June 2009. Settlement negotiations have been ongoing in the case and the impact of any potential settlement is not expected to be material. Sunoco recently participated in a settlement mediation and settled four cases relating to MTBE contamination in the Fort Montgomery, NY area which included two federal cases and two state cases. The impact of the settlement was not material.

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at March 31, 2009 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2009.

6.	New Borrowings.

In March 2009, Sunoco issued $250 million of 9-5/8 percent notes due in 2015 under its shelf registration statement. In addition, in February 2009, Sunoco Logistics Partners L.P. (the “Partnership”) issued $175 million of 8-3/4 percent notes due in 2014.

During April 2009, Sunoco issued $103 million of floating-rate notes due in 2034. These notes replaced $103 million of floating-rate notes that were redeemed during the first quarter of 2009. The Company remarketed the predecessor notes on a weekly basis and intends to remarket the new notes weekly as well. As a result, the notes will be classified as short-term borrowings in the condensed consolidated balance sheet at June 30, 2009. The new notes are supported by letters of credit.

7.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended March 31		Three Months Ended March 31
	2009	2008	2009	2008
Service cost (cost of benefits earned during the year)	$13	$12	$2	$2
Interest cost on benefit obligations	19	20	6	6
Expected return on plan assets	(18)	(26)	—	—
Amortization of:
Prior service cost (benefit)	—	1	—	—
Actuarial losses	14	3	—	1
Settlement losses	6	—	—	—
Curtailment losses	13	—	2	—

Total expense	$47	$10	$10	$9

8.	Comprehensive Income (Loss).

The following table sets forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling (minority) interests for the three months ended March 31, 2009 and 2008, respectively (in millions dollars):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Sunoco, Inc. Shareholders’ Equity	Non- controlling (Minority) Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non- controlling (Minority) Interests	Total
Net income (loss)	$12	$39	$51	$(59)	$21	$(38)
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service cost and actuarial loss amortization	13	—	13	3	—	3
Net hedging gains (losses)	(4)	—	(4)	3	—	3
Reclassification of net hedging losses to earnings	3	—	3	5	—	5
Net increase in unrealized loss on available-for-sale securities	(1)	—	(1)	(2)	—	(2)

Comprehensive income (loss)	$23	$39	$62	$(50)	$21	$(29)

9.	Equity.

	At March 31 2009	At December 31 2008
	(Millions of Dollars)
Sunoco, Inc. shareholders’ equity:
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,671	1,667
Retained earnings	5,987	6,010
Accumulated other comprehensive loss	(466)	(477)
Common stock held in treasury, at cost	(4,639)	(4,639)

	2,834	2,842
Noncontrolling (minority) interests	459	438

Total equity	$3,293	$3,280

Sunoco, Inc. Shareholders’ Equity

The Company increased the quarterly cash dividend paid on common stock from $.275 per share ($1.10 per year) to $.30 per share ($1.20 per year) beginning with the second quarter of 2008. In addition, the Company did not repurchase any of its common stock during the first three months of 2009. At March 31, 2009, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock.

Noncontrolling (Minority) Interests

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

The Company indemnifies the third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes the possibility is remote that it will be required to do so, at March 31, 2009, the maximum potential payment under these tax indemnifications would have been approximately $180 million.

Logistics Operations

Sunoco’s interest in Sunoco Logistics Partners L.P., including its 2 percent general partnership interest, was 43 percent at March 31, 2009. Sunoco’s general partnership interest also includes incentive distribution rights, which provide Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements.

The following tables set forth the noncontrolling (minority) interest balances and the changes to these balances (in millions of dollars):

	Cokemaking Operations	Logistics Operations	Total
At December 31, 2007	$83	$356	$439
Noncontrolling (minority) interests share of income	4	17	21
Cash distributions	(17)	(14)	(31)

At March 31, 2008	$70	$359	$429

At December 31, 2008	$71	$367	$438
Noncontrolling (minority) interests share of income	5	34	39
Cash distributions	(3)	(16)	(19)
Other	—	1	1

At March 31, 2009	$73	$386	$459

10.	Fair Value Measurements.

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS No. 157 defines fair value and establishes a framework for measuring fair value. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements. Effective January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157 pertaining to measurements of certain nonfinancial assets and liabilities. These provisions of SFAS No. 157 did not have a material impact on the condensed consolidated financial statements for the three months ended March 31, 2009.

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2009
Assets:
Cash equivalents	$192	$—	$—	$192
Available-for-sale securities	9	8	—	17
Derivative contract gains	1	21	—	22

	$202	$29	$—	$231

Liabilities:
Derivative contract losses	$9	$33	$—	$42

	$9	$33	$—	$42

At December 31, 2008
Assets:
Cash equivalents	$218	$—	$—	$218
Available-for-sale securities	10	9	—	19
Derivative contract gains	—	77	—	77

	$228	$86	$—	$314

Liabilities:
Derivative contract losses	$14	$80	$—	$94

	$14	$80	$—	$94

From time to time, Sunoco uses swaps, options, futures, forwards and other derivative instruments to hedge a variety of price risks. Such derivative instruments are used to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in what Sunoco considers to be acceptable margins for various refined products and to lock in the price of a portion of the Company’s electricity and natural gas purchases or sales and transportation costs. Sunoco Logistics Partners L.P. uses interest rate swaps to manage interest costs and minimize the effects of interest rate fluctuation on cash flows associated with its credit facilities.

While all of these derivative instruments represent economic hedges, certain of these derivatives are not designated as hedges for accounting purposes. Such derivatives include certain contracts that were entered into and closed during the same quarter and contracts for which there is not sufficient correlation to the related items being economically hedged.

All of these derivatives are recognized in the consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in income as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in income against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in income when the hedged items are recognized in income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in income. The amount of hedge ineffectiveness on derivative contracts during the first quarter of 2009 was not material. Sunoco does not hold or issue derivative instruments for trading purposes.

The Company had open derivative contracts pertaining to 3.7 million barrels of crude oil and refined products, 240 thousand MM BTUs of natural gas and 720 thousand metric tons of shipping capacity at March 31, 2009. In addition, the Partnership is a party to a $50 million floating to fixed interest rate swap agreement, maturing in January 2010.

The following table sets forth fair value amounts of the Company’s derivatives included in the condensed consolidated balance sheet at March 31, 2009 (in millions of dollars):

	Assets*	Liabilities**
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$21	$28
Interest rate contracts	—	1

	21	29

Derivatives not designated as hedging instruments:
Commodity contracts	1	4
Transportation contracts	—	9

	1	13

	$22	$42

*	Included in accounts and notes receivable, net, in the condensed consolidated balance sheet.

**	Included in accrued liabilities in the condensed consolidated balance sheet.

The following table sets forth the impact of derivatives on the Company’s financial performance for the three months ended March 31, 2009 (in millions of dollars):

	Pretax Gains (Losses) Recognized in Other Comprehensive Income	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(7)	$22	*
Commodity contracts		(28	)**
Interest rate contracts	—	—	***

	$(7)	$(6)

Derivatives not designated as hedging instruments:
Commodity contracts		$(1	)*
Commodity contracts		(8	)**
Transportation contracts		(1	)**

		$(10)

*	Included in sales and other operating revenue in the condensed consolidated statements of operations.

**	Included in cost of products sold and operating expenses in the condensed consolidated statements of operations.

***	Included in interest cost and debt expense in the condensed consolidated statements of operations.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

Open derivative positions as of March 31, 2009 vary in duration but generally do not extend beyond March 31, 2010.

11.	Business Segment Information.

The following tables set forth certain statement of operations information concerning Sunoco’s business segments (in millions of dollars):

Three Months Ended March 31, 2009	Sales and Other Operating Revenue		Segment Income (Loss) (after tax)*
	Unaffiliated Customers	Inter-segment
Refining and Supply	$2,763	$1,664	$23
Retail Marketing	2,302	—	6
Chemicals	294	—	(4)
Logistics	839	198	30
Coke	236	2	25
Corporate and Other	—	—	(68	)**

Consolidated	$6,434		$12

Three Months Ended March 31, 2008
Refining and Supply	$6,337	$3,299	$(123)
Retail Marketing	3,776	—	26
Chemicals	753	—	18
Logistics	1,758	634	15
Coke	172	3	25
Corporate and Other	—	—	(20	)***

Consolidated	$12,796		$(59)

*	Represents income (loss) attributable to Sunoco, Inc. shareholders.

**	Consists of $11 million of after-tax corporate expenses, $10 million of after-tax net financing expenses and other and a $47 million after-tax provision for asset write-downs and other matters (Note 2).

***	Consists of $17 million of after-tax corporate expenses and $3 million of after-tax net financing expenses and other.

12.	New Accounting Pronouncement.

In April 2009, FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No.157-4”), was issued. FSP No.157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It retains the fundamental requirements of SFAS No. 157 to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. Sunoco is currently evaluating the impact of FSP No. 157-4, which must be implemented effective for all interim and annual periods beginning with the second quarter of 2009.

13.	Subsequent Events.

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. As part of this strategy, during April 2009, Sunoco entered into an agreement in principle to sell its Tulsa refinery to Holly Corporation for $65 million in cash. The transaction will also include the sale of inventory attributable to the refinery which will be valued at market prices at closing. The transaction is subject to customary closing conditions, such as regulatory and other approvals, and is expected to close on June 1, 2009. The Tulsa refinery will be classified as a discontinued operation in the financial statements to be included in the Company’s 2009 Second Quarter Form 10-Q for all periods presented therein up to the divestment date.

In April 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating approximately $110 million of net proceeds before underwriting expenses. The net proceeds from this offering were used to reduce outstanding borrowings under the Partnership’s revolving credit facility. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 40 percent.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended March 31		Variance
	2009	2008
	(Millions of Dollars)
Refining and Supply	$23	$(123)	$146
Retail Marketing	6	26	(20)
Chemicals	(4)	18	(22)
Logistics	30	15	15
Coke	25	25	—
Corporate and Other:
Corporate expenses	(11)	(17)	6
Net financing expenses and other	(10)	(3)	(7)
Asset write-downs and other matters	(47)	—	(47)

Net income (loss) attributable to Sunoco, Inc. shareholders	$12	$(59)	$71

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended March 31, 2009, the net income attributable to Sunoco Inc. shareholders was $12 million, or $.10 per share of common stock on a diluted basis versus a net loss attributable to Sunoco, Inc. shareholders of $59 million, or $.50 per share, in the first quarter of 2008.

The $71 million increase in results attributable to Sunoco, Inc. shareholders in the first quarter of 2009 was primarily due to higher margins in Sunoco’s Refining and Supply business ($151 million), lower expenses ($42 million), higher income attributable to the Logistics business ($15 million) and the absence of an unfavorable income tax consolidation adjustment that was recorded in 2008 ($9 million). Partially offsetting these positive factors were a provision for asset write-downs and other matters ($47 million), lower production of refined products ($46 million), lower average retail gasoline margins ($31 million), and lower results attributable to Sunoco’s Chemicals business ($22 million).

Included in the provision for asset write-downs and other matters is a $34 million after-tax charge attributable to a previously announced business improvement initiative to reduce costs and improve business processes that was approved by management in March 2009. Implementation of the first phase of the initiative is underway. The goal of the business improvement initiative is to reduce pretax costs by more than $300 million on an annualized basis by year-end 2009. The reduced costs are attributable to a workforce reduction of approximately 750 positions, or approximately 20 percent of the salaried workforce, as well as expected savings in energy costs, and the use of materials, equipment and contract services. This phase of the review included all business and operations support functions, as well as operations at the Philadelphia and Marcus Hook refineries. (See Note 2 to the condensed consolidated financial statements.)

Refining and Supply

	For the Three Months Ended March 31
	2009	2008
Income (loss) (millions of dollars)	$23	$(123)
Wholesale margin* (per barrel):
Total Refining and Supply	$6.69	$3.43
Northeast Refining	$6.48	$3.50
MidContinent Refining	$7.34	$3.21
Crude inputs as percent of crude unit rated capacity	74%	85%
Throughputs (thousands of barrels daily):
Crude oil	669.6	777.9
Other feedstocks	67.6	78.3

Total throughputs	737.2	856.2

Products manufactured (thousands of barrels daily):
Gasoline	358.2	393.5
Middle distillates	250.0	298.6
Residual fuel	61.1	56.3
Petrochemicals	25.7	32.8
Lubricants	7.2	12.2
Other	65.0	95.3

Total production	767.2	888.7
Less: Production used as fuel in refinery operations	36.5	40.4

Total production available for sale	730.7	848.3

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply earned $23 million in the current quarter versus a loss of $123 million in the first quarter of 2008. The $146 million increase in results was due to higher realized margins ($151 million) and lower expenses ($41 million), partially offset by lower production volumes ($46 million). Production volumes decreased in the first quarter of 2009 compared to the year-ago period, as market-driven rate reductions reduced production throughout the refining system. During the first quarter of 2009, Sunoco continued its efforts to optimize its production slate and run a broader mix of lower-cost crude oil grades resulting in an overall crude utilization rate of 74 percent for the quarter.

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. As part of this strategy, during April 2009, Sunoco entered into an agreement in principle to sell its Tulsa refinery to Holly Corporation for $65 million in cash. The transaction will also include the sale of inventory attributable to the refinery which will be valued at market prices at closing. The transaction is subject to customary closing conditions, such as regulatory and other approvals, and is expected to close on June 1, 2009. The Tulsa refinery will be classified as a discontinued operation in the financial statements to be included in the Company’s 2009 Second Quarter Form 10-Q for all periods presented therein up to the divestment date.

Retail Marketing

	For the Three Months Ended March 31
	2009	2008
Income (millions of dollars)	$6	$26
Retail margin* (per barrel):
Gasoline	$2.69	$4.68
Middle distillates	$10.29	$7.12
Sales (thousands of barrels daily):
Gasoline	282.1	280.1
Middle distillates	36.6	37.7

	318.7	317.8

Retail gasoline outlets	4,654	4,682

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $6 million in the current quarter versus $26 million in the first quarter of 2008. The $20 million decrease in earnings was primarily due to lower average retail gasoline margins ($31 million), partially offset by higher distillate margins ($7 million) and lower expenses ($4 million). Retail gasoline margins were negatively affected by periods of rising wholesale prices and a weak demand environment.

Chemicals

	For the Three Months Ended March 31
	2009		2008
Income (loss) (millions of dollars)	$(4)		$18
Margin* (cents per pound):
All products**	7.7	¢	10.6	¢
Phenol and related products	6.6	¢	9.2	¢
Polypropylene**	8.6	¢	12.5	¢
Sales (millions of pounds):
Phenol and related products	407		599
Polypropylene	514		569
Other	5		24

	926		1,192

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount. These margins exclude a favorable lower of cost or market inventory adjustment totaling $17 million ($10 million after tax) for the three months ended March 31, 2009.

Chemicals had a loss of $4 million in the first quarter of 2009 versus income of $18 million in the first quarter of 2008. The $22 million decrease in results was due primarily to lower margins ($21 million) and sales volumes ($13 million), partially offset by a favorable lower of cost or market adjustment to its polypropylene inventory that had been previously written down in the fourth quarter of 2008 ($10 million). Sunoco permanently shut down its Bayport polypropylene facility in March 2009. Sunoco also intends to sell its Chemicals business if it can obtain an appropriate value.

Logistics

Logistics earned a record $30 million in the first quarter of 2009 versus $15 million in the first quarter of 2008. The $15 million increase was due to significantly higher lease acquisition results, increased crude oil pipeline and storage revenues, and earnings from a refined products pipeline and terminal system acquired in November 2008.

Coke

Coke earned $25 million in the first quarter of 2009, unchanged compared to the first quarter of 2008. The favorable impact of increased price realizations from coke production at Jewell was offset by higher operating expenses at Haverhill and higher minority interest and depreciation expense.

In February 2007, SunCoke Energy entered into an agreement with two affiliates of OAO Severstal under which a local affiliate of SunCoke Energy would build, own and operate an expansion of the Haverhill plant (that would double its cokemaking capacity to 1.1 million tons of coke per year) and a cogeneration power plant. Operations from this cokemaking facility commenced in July 2008 with full operations expected in the second quarter of 2009. Total capital outlays for the project are estimated at $265 million, of which $260 million has been spent through March 31, 2009. In connection with this agreement, two affiliates of OAO Severstal agreed to purchase on a take-or-pay basis, over a 15-year period, 550 thousand tons per year of coke from the cokemaking facility.

In February 2008, SunCoke Energy entered into an agreement with U.S. Steel under which SunCoke Energy will build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to U.S. Steel’s steelmaking facility in Granite City, Illinois. Construction of this facility, which is estimated to cost approximately $315 million, is currently underway and is expected to be completed in the fourth quarter of 2009. Expenditures through March 31, 2009 totaled $213 million. In connection with this agreement, U.S. Steel has agreed to purchase on a take-or-pay basis, over a 15-year period, such coke production as well as the steam generated from the heat recovery cokemaking process at this facility.

In March 2008, SunCoke Energy entered into an agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, Ohio steelmaking facility subject to resolution of all contingencies, including necessary permits. These facilities are expected to cost in aggregate approximately $350 million and be completed 15 to 18 months after resolution of the contingencies, which may move the targeted completion date beyond the previously announced 2010. The plant is expected to produce approximately 550 thousand tons of coke per year and provide, on average, 46 megawatts of power into the regional power market. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through March 31, 2009 totaled $62 million, with additional funds committed of approximately $10 million. In the event contingencies (including permit issues) to constructing the project cannot be resolved, AK Steel is obligated to reimburse substantially all of these amounts to Sunoco.

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

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $11 million after tax in the first quarter of 2009 versus $17 million after tax in the first quarter of 2008. The $6 million decrease was primarily due to the absence of a $9 million unfavorable income tax consolidation adjustment that was recorded in the prior-year period.

Net Financing Expenses and Other – Net financing expenses and other were $10 million after tax in the first quarter of 2009 versus $3 million after tax in the first quarter of 2008. The $7 million increase was primarily due to lower interest income ($5 million) and higher interest expense ($2 million).

Asset Write-Downs and Other Matters – During the first quarter of 2009, Sunoco established a $34 million after-tax accrual for employee terminations and related costs in connection with a business improvement initiative; established a $4 million after-tax accrual for a take–or-pay contract loss, employee terminations and other exit costs in connection with the shutdown of the Bayport, TX polypropylene plant; and recorded a $9 million after-tax provision to write down to estimated fair value certain assets primarily in the Refining and Supply business.( See Note 2 to the condensed consolidated financial statements.)

Analysis of Condensed Consolidated Statements of Operations

Revenues — Total revenues were $6.44 billion in the first quarter of 2009 compared to $12.81 billion in the first quarter of 2008. The 50 percent decrease was primarily due to lower refined product prices and sales volumes. Also contributing to the decline were lower crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses — Total pretax costs and expenses were $6.39 billion in the current three-month period compared to $12.89 billion in the first quarter of 2008. The 50 percent decrease was primarily due to lower crude oil and refined product acquisition costs resulting from price declines and lower crude oil throughputs. Also contributing to the decline were lower crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At March 31, 2009, Sunoco had cash and cash equivalents of $206 million compared to $240 million at December 31, 2008 and had a working capital deficit of $718 million compared to a working capital deficit of $1,102 million at December 31, 2008. The $34 million decrease in cash and cash equivalents was due to a $223 million net use of cash in investing activities and a $103 million net use of cash in operating activities, partially offset by $292 million of net cash provided by financing activities. The increase in working capital largely reflects a decrease in taxes payable. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at March 31, 2009 by $1,679 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Certain recent legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

In the first three months of 2009, Sunoco had a net use of cash in operating activities of $103 million compared to net cash provided by operating activities of $69 million in the first three months of 2008. This $172 million decrease in cash generation was primarily due to an increase in working capital levels pertaining to operating activities, partially offset by higher operating results.

Other Cash Flow Information

In April 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating approximately $110 million of net proceeds before underwriting expenses. The net proceeds from this offering were used to reduce outstanding borrowings under the Partnership’s revolving credit facility. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 40 percent.

Financial Capacity

Management currently believes that future cash generation is expected to be sufficient to satisfy Sunoco’s ongoing capital requirements, to fund its pension obligations (see “Pension Plan Funded Status” below) and to pay the current level of cash dividends on Sunoco’s common stock. However, from time to time, the Company’s short-term cash requirements may exceed its cash generation due to various factors including reductions in margins for products sold and increases in the levels of capital spending (including acquisitions) and working capital. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a $1.3 billion revolving credit facility with a syndicate of 19 participating banks (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At March 31, 2009, the Company’s tangible net worth was $3.1 billion and its targeted tangible net worth was $2.0 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At March 31, 2009, this ratio was .42 to 1. At March 31, 2009, the Facility was being used to support $174 million of commercial paper.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility with a syndicate of 11 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $288 and $323 million at March 31, 2009 and December 31, 2008, respectively. The Partnership entered into an additional $100 million 364-day revolving credit facility in May 2008, which is available to fund the same activities as under its $400 million revolving credit facility. At March 31, 2009, there were no outstanding borrowings under the 364-day credit facility. In

March 2009, the Partnership entered into an additional $63 million revolving credit facility with two participating banks, which expires in September 2011. At March 31, 2009, there were no outstanding borrowings under this facility. The $400 and 100 million facilities contain covenants requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facilities). The new $63 million facility contains a similar covenant but the ratio in this covenant may not exceed 4 to 1. At March 31, 2009, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.5 to 1.

In August 2008, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), entered into a 364-day accounts receivable securitization facility, which permits borrowings and supports the issuance of letters of credit by SRC up to a total of $200 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At March 31, 2009, $100 million of borrowings were outstanding under the receivables facility.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At March 31 2009	At December 31 2008
Short-term debt	$274	$310
Current portion of long-term debt	146	148
Long-term debt	2,093	1,705

Total debt*	$2,513	$2,163

*	Includes $887 and $748 million at March 31, 2009 and December 31, 2008, respectively, attributable to Sunoco Logistics Partners L.P.

In March 2009, Sunoco issued $250 million of 9-5/8 percent notes due in 2015 under its shelf registration statement. In addition, in February 2009, Sunoco Logistics Partners L.P. issued $175 million of 8-3/4 percent notes due in 2014.

During April 2009, Sunoco issued $103 million of floating-rate notes due in 2034. These notes replaced $103 million of floating-rate notes that were redeemed during the first quarter of 2009. The Company remarketed the predecessor notes on a weekly basis and intends to remarket the new notes weekly as well. As a result, the notes will be classified as short-term borrowings in the condensed consolidated balance sheet at June 30, 2009. The new notes are supported by letters of credit.

Management believes the Company can access the capital markets to pursue strategic opportunities as they arise. In addition, the Company has the option of selling an additional portion of its Sunoco Logistics Partners L.P. interests, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

Capital Expenditures

During the first quarter of 2009, the Company decreased its full-year 2009 capital spending plan from $1,249 million to approximately $1,050 million. The decreased capital outlays primarily reflect the deferral of spending at the Middletown, Ohio cokemaking construction project due to permitting delays and at certain other projects in Refining and Supply.

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
Market value of investments at beginning of period	$837	$1,315
Increase (reduction) in market value of investments resulting from:
Net investment loss	(58)	(358)
Company contributions	—	46
Plan benefit payments	(30)	(166)

	$749	$837

As a result of the poor performance of the financial markets during 2008, the projected benefit obligation of the Company’s funded defined benefit plans at December 31, 2008 exceeded the market value of the plan assets by $358 million. In connection therewith, the Company was required to recognize a $299 million unfavorable after-tax adjustment to the accumulated other comprehensive loss component of equity at December 31, 2008. In addition, the poor investment results for the plans during 2008 will result in an increase of approximately $50 million after tax in pension expense for the full-year 2009 due to lower expected returns on plan assets and higher amortization of actuarial losses. As a result of the workforce reduction, the Company may also incur noncash settlement losses in these plans during 2009. Further, the Company may make up to $80 million of contributions to its funded defined benefit plans for the full-year 2009.

DIVIDENDS AND SHARE REPURCHASES

The Company increased the quarterly cash dividend paid on common stock from $.275 per share ($1.10 per year) to $.30 per share ($1.20 per year) beginning with the second quarter of 2008. In addition, the Company did not repurchase any of its common stock during the first three months of 2009. At March 31, 2009, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock.

NEW ACCOUNTING PRONOUNCEMENT

For a discussion of the recently issued accounting pronouncement requiring adoption subsequent to March 31, 2009, see Note 12 to the condensed consolidated financial statements.

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

There have been no material changes to the Company’s exposure to market risk since December 31, 2008.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline are defendants in approximately 25 lawsuits in 4 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs are seeking to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

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

The majority of the remaining MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Discovery is proceeding in all of these cases. One of the cases in which Sunoco is a defendant, City of New York, is scheduled to proceed to trial in June 2009. Settlement negotiations have been ongoing in the case and the impact of any potential settlement is not expected to be material. Sunoco recently participated in a settlement mediation and settled four cases relating to contamination in the Fort Montgomery, NY area which included two federal cases and two state cases. The impact of the settlement was not material.

For the group of MTBE cases that are not covered by the settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at March 31, 2009 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Other Litigation

In November 2006, a jury entered a verdict in an action brought by the State of New York (State of New York v. LVF Realty, et al.) seeking to recover approximately $57 thousand in investigation costs incurred by the state at a service station located in Inwood, NY, plus interest and penalties. Sunoco owned the property from the 1940s until 1985 and supplied gasoline to the station until 2003. Sunoco denied that it was responsible for the contamination. The jury found Sunoco responsible for 80 percent of the state’s costs plus interest and assessed a penalty against Sunoco of $6 million. In June 2007, the trial court judge in this case denied Sunoco’s post-trial motion requesting that the $6 million penalty verdict be set aside. Sunoco filed a notice of appeal. In February 2009, the Supreme Court of the State of New York, Appellate Division, Second Judicial Department, issued an order and opinion rejecting Sunoco’s appeal. In March 2009, Sunoco filed a motion for leave to appeal that decision to the New York Court of Appeals. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at March 31, 2009.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended March 31, 2009:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
January 1, 2009 – January 31, 2009	—	$—	—	$600
February 1, 2009 – February 28, 2009	—	$—	—	$600
March 1, 2009 – March 31, 2009	11	$39.88	—	$600

Total	11	$39.88	—

*	All of the shares repurchased during March 2009 were from employees in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.

**	On September 7, 2006, the Company’s Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

Item 6.	Exhibits

10.1	The Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2009.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date: May 6, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	The Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2009.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.