Form 10-Q
period 2009-06-30
SUNOCO INC
filed 2009-08-06
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

YES  ☐    NO  ☒

At June 30, 2009, there were 116,899,706 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Six Months Ended June 30
	2009	2008*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes) (Note 12)	$13,610	$27,244
Interest income	4	12
Other income, net	30	27

	13,644	27,283

COSTS AND EXPENSES
Cost of products sold and operating expenses	11,612	25,329
Consumer excise taxes	1,174	1,195
Selling, general and administrative expenses	361	364
Depreciation, depletion and amortization	269	244
Payroll, property and other taxes	76	74
Provision for asset write-downs and other matters (Notes 3 and 6)	148	(18)
Interest cost and debt expense	70	56
Interest capitalized	(22)	(17)

	13,688	27,227

Income (loss) from continuing operations before income tax benefit	(44)	56
Income tax benefit (Note 4)	(54)	(9)

Income from continuing operations	10	65
Income from discontinued operations, net of income tax expense (Note 2)	20	5

Net income (Note 1)	30	70
Less: Net income attributable to noncontrolling (minority) interests	73	47

Net income (loss) attributable to Sunoco, Inc. shareholders	$(43)	$23

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$(.54)	$.16
Income from discontinued operations	.17	.04

Net income (loss)	$(.37)	$.20

Diluted:
Income (loss) from continuing operations	$(.54)	$.16
Income from discontinued operations	.17	.04

Net income (loss)	$(.37)	$.20

Weighted-average number of shares outstanding (Notes 5 and 10):
Basic	116.9	117.0
Diluted	116.9	117.2
Cash dividends paid per share of common stock (Note 5)	$.60	$.575

*	Restated to conform to 2009 presentation (Notes 1 and 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended June 30
	2009	2008*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes) (Note 12)	$7,482	$15,157
Interest income	3	3
Other income, net	24	19

	7,509	15,179

COSTS AND EXPENSES
Cost of products sold and operating expenses	6,534	14,077
Consumer excise taxes	605	621
Selling, general and administrative expenses	174	192
Depreciation, depletion and amortization	144	120
Payroll, property and other taxes	35	33
Provision for asset write-downs and other matters (Notes 3 and 6)	75	(18)
Interest cost and debt expense	39	28
Interest capitalized	(12)	(8)

	7,594	15,045

Income (loss) from continuing operations before income tax expense (benefit)	(85)	134
Income tax expense (benefit) (Note 4)	(50)	31

Income (loss) from continuing operations	(35)	103
Income from discontinued operations, net of income tax expense (Note 2)	14	5

Net income (loss) (Note 1)	(21)	108
Less: Net income attributable to noncontrolling (minority) interests	34	26

Net income (loss) attributable to Sunoco, Inc. shareholders	$(55)	$82

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$(.59)	$.66
Income from discontinued operations	.12	.04

Net income (loss)	$(.47)	$.70

Diluted:
Income (loss) from continuing operations	$(.59)	$.66
Income from discontinued operations	.12	.04

Net income (loss)	$(.47)	$.70

Weighted-average number of shares outstanding (Notes 5 and 10):
Basic	116.9	116.9
Diluted	116.9	117.0
Cash dividends paid per share of common stock (Note 5)	$.30	$.30

*	Restated to conform to 2009 presentation (Notes 1 and 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At June 30 2009	At December 31 2008*
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$67	$240
Accounts and notes receivable, net	2,356	1,636
Inventories:
Crude oil	443	303
Petroleum and chemical products	412	327
Materials, supplies and other	198	191
Deferred income taxes	168	138

Total Current Assets	3,644	2,835
Investments and long-term receivables	180	173
Properties, plants and equipment	11,995	12,013
Less accumulated depreciation, depletion and amortization	4,061	4,214

Properties, plants and equipment, net	7,934	7,799
Deferred charges and other assets	345	343

Total Assets	$12,103	$11,150

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$3,354	$2,409
Accrued liabilities (Note 6)	555	731
Short-term borrowings (Note 7)	148	310
Current portion of long-term debt	145	148
Taxes payable	135	339

Total Current Liabilities	4,337	3,937
Long-term debt (Note 7)	2,067	1,705
Retirement benefit liabilities (Note 8)	839	836
Deferred income taxes	972	859
Other deferred credits and liabilities (Note 6)	511	533
Commitments and contingent liabilities (Note 6)
Equity (Note 1):
Sunoco, Inc. shareholders’ equity	2,821	2,842
Noncontrolling (minority) interests	556	438

Total Equity	3,377	3,280

Total Liabilities and Equity	$12,103	$11,150

*	Restated to conform to 2009 presentation (Note 1).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Six Months Ended June 30
	2009	2008*
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30	$70
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on divestment of discontinued Tulsa operations	(34)	—
Provision for asset write-downs and other matters	154	(18)
Depreciation, depletion and amortization	269	252
Deferred income tax expense (benefit)	20	(135)
Payments less than expense for retirement plans	12	8
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(784)	(1,749)
Inventories	(325)	(297)
Accounts payable and accrued liabilities	768	1,918
Taxes payable	(203)	136
Other	2	(32)

Net cash provided by (used in) operating activities	(91)	153

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(457)	(561)
Proceeds from divestment of Tulsa refinery and related inventory	157	—
Proceeds from other divestments	29	8
Other	—	35

Net cash used in investing activities	(271)	(518)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) short-term borrowings	(162)	100
Net proceeds from issuance of long-term debt	778	85
Repayments of long-term debt	(422)	(87)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units	110	—
Cash distributions to investors in cokemaking operations	(8)	(20)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(36)	(29)
Cash dividend payments	(70)	(67)
Purchases of common stock for treasury	—	(49)
Other	(1)	(2)

Net cash provided by (used in) financing activities	189	(69)

Net decrease in cash and cash equivalents	(173)	(434)
Cash and cash equivalents at beginning of period	240	648

Cash and cash equivalents at end of period	$67	$214

*	Restated to conform to 2009 presentation (Note 1).

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain on divestment of the Tulsa refinery and related inventory and the provision for asset write-downs and other matters (Notes 2 and 3). Results for the three and six months ended June 30, 2009 are not necessarily indicative of results for the full-year 2009. Subsequent events have been evaluated through August 6, 2009, the date the condensed consolidated financial statements were issued.

Effective January 1, 2009, the Company adopted the provisions of Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No.160”). Among other things, SFAS No. 160 amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish standards for the accounting and reporting of noncontrolling (minority) interests in the consolidated financial statements. The new standard requires that minority interests be reported as a component of equity and that consolidated net income include amounts attributable to the minority interests with such amounts separately disclosed on the face of the income statement. SFAS No. 160 also requires that all changes in minority interest that do not result in a loss of control of the subsidiary be accounted for as equity transactions (Note 10).

2.	Discontinued Operations.

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory.

As a result of the sale of the Tulsa refinery, such refinery has been classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations and related footnotes. The following is a summary of income from discontinued operations for the six-month and three-month periods ended June 30, 2009 and 2008 (in millions of dollars):

	Six Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008
Income before income tax expense	$33	$8	$24	$8
Income tax expense	13	3	10	3

Income from discontinued operations*	$20	$5	$14	$5

*	Attributable to Sunoco, Inc. shareholders.

Income from discontinued operations in the six-month and three-month periods ended June 30, 2009 includes a net gain on divestment consisting of the following components (in millions of dollars):

	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on sale of refinery	$36	$22
Gain on sale of related inventory	9	5
Retirement benefit plan settlement and curtailment losses	(11)	(7)

	$34	$20

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $623 and $1,878 million for the six months ended June 30, 2009 and 2008, respectively, and $275 and $1,058 million, respectively, for the quarters then ended.

3.	Asset Write-Downs and Other Matters.

The following table summarizes information regarding the provision for asset write-downs and other matters recognized during the first six months of 2009 and 2008 (in millions of dollars):

2009	Pretax Provisions	After-tax Provisions
Business improvement initiative	$132	$78
Bayport chemical plant	6	4
Other	10	6

	$148	$88

2008
MTBE litigation insurance recovery	$(18)	$(11)

In March 2009, management approved the first phase of a previously announced business improvement initiative to reduce costs and improve business processes. Implementation of this phase of the initiative includes all business and operations support functions, as well as operations at the Philadelphia and Marcus Hook refineries. In connection with the first phase of the initiative, the Company established a pretax accrual of $57 million in the first quarter of 2009. Of this amount, $42 million pertains to employee severance and related cash costs, which are expected to be paid out over approximately one year, with the balance attributable to a noncash provision for pension and postretirement settlement and curtailment losses. During the second quarter of 2009, the Company established an additional $75 million pretax accrual of which $66 million was attributable to noncash settlement and curtailment losses with the balance due to employee severance and related cash costs associated with its hourly employees in certain identified areas. As a result of the workforce reduction, the Company will incur additional noncash settlement losses during the remainder of 2009 as additional lump sum pension payments are made. However, the amount and timing of any such additional losses cannot be estimated at this time.

In connection with the previously announced shutdown of Chemicals’ polypropylene plant in Bayport, TX, which was completed in March 2009, Sunoco established a pretax accrual of $6 million for a take-or-pay contract loss, employee terminations and other exit costs in the first quarter of 2009. In addition, during the first quarter of 2009, Sunoco recorded a pretax provision of $10 million to write down to estimated fair value certain assets primarily in the Refining and Supply business.

In the second quarter of 2008, the Company recognized an $18 million pretax gain on an insurance recovery related to an MTBE litigation settlement which occurred in 2007 (Note 6).

The following table summarizes the changes in the accrual for employee terminations and other exit costs during the six months ended June 30, 2009 (in millions of dollars):

Balance at beginning of period	$12
Additional accruals	59
Payments charged against the accruals	(21)

Balance at end of period	$50

4.	Income Taxes.

The following table sets forth a reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations (in millions of dollars):

	Six Months Ended June 30		Three Months Ended June 30
	2009	2008	2009	2008
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$(15)	$20	$(30)	$47
Reduction in income taxes resulting from:
Income attributable to noncontrolling (minority) interests*	(26)	(16)	(12)	(9)
Other	(13)	(13)	(8)	(7)

	$(54)	$(9)	$(50)	$31

*	No income tax expense is reflected in the consolidated statements of operations for partnership income attributable to noncontrolling (minority) interests.

During the second quarter of 2008, Sunoco recorded a $10 million after-tax gain due to the settlement of economic nexus issues pertaining to certain state corporate income tax returns.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Six Months Ended June 30		Three Months Ended June 30
	2009*	2008	2009*	2008
Weighted-average number of common shares outstanding – basic	116.9	117.0	116.9	116.9
Add effect of dilutive stock incentive awards	—	.2	—	.1

Weighted-average number of shares – diluted	116.9	117.2	116.9	117.0

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

6.	Commitments and Contingent Liabilities.

Commitments

Over the years, Sunoco has sold thousands of retail gasoline outlets as well as refineries, terminals, coal mines, oil and gas properties and various other assets. In connection with these sales, the Company has indemnified the purchasers for potential environmental and other contingent liabilities related to the periods prior to the transaction dates. In most cases, the effect of these arrangements was to afford protection for the purchasers with respect to obligations for which the Company was already primarily liable. While some of these indemnities have spending thresholds which must be exceeded before they become operative, or limits on Sunoco’s maximum exposure, they generally are not limited. The Company recognizes the fair value of the obligations undertaken for all guarantees entered into or modified after January 1, 2003. In addition, the Company accrues for any obligations under these agreements when a loss is probable and reasonably estimable. The Company cannot reasonably estimate the maximum potential amount of future payments under these agreements.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At June 30 2009	At December 31 2008
Accrued liabilities	$34	$36
Other deferred credits and liabilities	81	87

	$115	$123

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2008	$35	$67	$4	$12	$3	$1	$122
Accruals	3	10	—	1	1	—	15
Payments	(6)	(10)	—	(2)	(1)	—	(19)

Balance at June 30, 2008	$32	$67	$4	$11	$3	$1	$118

Balance at January 1, 2009	$32	$69	$4	$13	$4	$1	$123
Accruals	—	10	—	1	—	—	11
Payments	(6)	(11)	—	(2)	(1)	—	(20)
Other	—	1	—	—	—	—	1

Balance at June 30, 2009	$26	$69	$4	$12	$3	$1	$115

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At June 30, 2009, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $85 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of June 30, 2009, Sunoco had been named as a PRP at 42 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $7 million at June 30, 2009. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $14 million at June 30, 2009 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Regulatory Matters

In May 2004, the U.S. Environmental Protection Agency (“EPA”) adopted a rule which is phasing in limits on the allowable sulfur content in off-road diesel fuel that began in June 2007. In connection with the phase-in of these off-road diesel fuel rules, Sunoco had initiated an approximately $400 million capital project at the Tulsa refinery, which included a new 24 thousand barrels-per-day hydrotreating unit, sulfur recovery unit and tail gas treater. In 2008, Sunoco elected not to proceed with this project because it was not expected to achieve an acceptable return on the investment. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation (Note 2). This rule largely related to operations at this facility.

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where Sunoco operates facilities. Areas designated by EPA as “moderate” non-attainment for ozone, including Philadelphia and Houston, would be required to meet the ozone requirements by 2010, before currently mandated federal control programs would take effect. In January 2009, the EPA issued a finding that the Philadelphia and Houston State Implementation Plans (“SIPS”) failed to demonstrate attainment by the 2010 deadline. This finding is expected to result in more stringent offset requirements and could result in other negative consequences. Texas petitioned EPA to redesignate the Houston area as “severe” non-attainment for ozone and in 2009 the EPA granted the petition. Under this designation, Houston’s SIP is due in 2010 and attainment must be achieved by 2019. In 2005, the EPA also identified numerous counties, including the county where the Toledo refinery is located, that now are in attainment of the fine particles standard. In September 2006, the EPA issued a final rule tightening the standard for fine particles. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement the 1997 fine particle matter (PM 2.5) standards. States had until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. However, the March 2007 rule does not address attainment of the September 2006 standard. In March 2008, the EPA promulgated a new, more stringent ozone standard, which was challenged in a lawsuit in May 2008 by environmental organizations. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the lawsuit is resolved, the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

Through the operation of its refineries, chemical plants, marketing facilities and coke plants, Sunoco’s operations emit greenhouse gases (“GHG”), including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. Current proposals being considered by Congress would require the Company to provide carbon emission allowances for emissions at its manufacturing facilities as well as emissions caused by the use of fuels it sells at the wholesale level. While the exact amount of the cost of the offsets would not be established until the future, the Company believes that the cost of these offsets could be material, and there is no assurance that the Company would be able to recover these costs in the sale of its products. Other federal and state actions to develop programs for the reduction of GHG emissions are also being considered. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline is a defendant in approximately 24 lawsuits in 5 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

In December 2007, Sunoco, along with other refiners, entered into a settlement which covered 53 MTBE cases. The settlement required a cash payment by the group of settling refiner defendants of approximately $422 million (which included attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. The Company established a $28 million accrual ($17 million after tax), representing its allocation percentage of the settlement, in the fourth quarter of 2007 and recognized an $18 million gain ($11 million after tax) in the second quarter of 2008 in connection with an insurance recovery. During 2008, Sunoco made a cash payment of approximately $28 million and recovered the $18 million of proceeds from the insurance settlement.

The majority of the remaining MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Discovery is proceeding in all of these cases. In 2008, Sunoco settled four cases relating to MTBE contamination in the Fort Montgomery, NY area which included two federal cases and two state cases. A case involving the City of New York was also recently settled. The impact of these settlements was not material.

For the group of MTBE cases that are not covered by the December 2007 settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at June 30, 2009 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2009.

7.	New Borrowings.

In March 2009, Sunoco issued $250 million of 9-5/8 percent notes due in 2015 under its shelf registration statement. In addition, in February 2009, Sunoco Logistics Partners L.P. (the “Partnership”) issued $175 million of 8-3/4 percent notes due in 2014.

During April 2009, Sunoco also issued $103 million of floating-rate notes due in 2034, which replaced $103 million of floating-rate notes that were redeemed during the first quarter of 2009. The Company remarketed the predecessor notes on a weekly basis and is remarketing the new notes weekly as well. As a result, the notes have been classified as short-term borrowings in the condensed consolidated balance sheet at June 30, 2009. The new notes are supported by letters of credit.

8.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans			Postretirement Benefit Plans
	Six Months Ended June 30			Six Months Ended June 30
	2009		2008	2009	2008
Service cost (cost of benefits earned during the year)	$23		$24	$4	$4
Interest cost on benefit obligations	39		40	13	13
Expected return on plan assets	(34)		(53)	—	—
Amortization of:
Prior service cost (benefit)	—		1	—	(1)
Actuarial losses	29		8	—	1
Settlement losses	76	*	—	—	—
Curtailment losses	20	*	—	4	—

Total expense	$153		$20	$21	$17

	Defined Benefit Plans			Postretirement Benefit Plans
	Three Months Ended June 30			Three Months Ended June 30
	2009		2008	2009	2008
Service cost (cost of benefits earned during the year)	$10		$12	$2	$2
Interest cost on benefit obligations	20		20	7	7
Expected return on plan assets	(16)		(27)	—	—
Amortization of:
Prior service cost (benefit)	—		—	—	(1)
Actuarial losses	15		5	—	—
Settlement losses	70	*	—	—	—
Curtailment losses	7	*	—	2	—

Total expense	$106		$10	$11	$8

*	Includes settlement and curtailment losses amounting to $7 and $4 million, respectively, recognized in the second quarter of 2009 attributable to discontinued Tulsa refining operations (Note 2).

9.	Comprehensive Income (Loss).

The following tables set forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling (minority) interests (in millions of dollars):

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Sunoco, Inc. Shareholders’ Equity	Non-controlling (Minority) Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non-controlling (Minority) Interests	Total
Income (loss) from continuing operations	$(63)	$73	$10	$18	$47	$65
Income from discontinued Tulsa refining operations	20	—	20	5	—	5

Net income (loss)	(43)	73	30	23	47	70
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service cost and actuarial loss amortization	64	—	64	5	—	5
Net hedging losses	(13)	—	(13)	(73)	—	(73)
Reclassification of net hedging losses to earnings	12	—	12	47	—	47
Net (increase) decrease in unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)

Comprehensive income (loss)	$20	$73	$93	$(3)	$47	$44

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Sunoco, Inc. Shareholders’ Equity	Non-controlling (Minority) Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non-controlling (Minority) Interests	Total
Income (loss) from continuing operations	$(69)	$34	$(35)	$77	$26	$103
Income from discontinued Tulsa refining operations	14	—	14	5	—	5

Net income (loss)	(55)	34	(21)	82	26	108
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service cost and actuarial loss amortization	51	—	51	2	—	2
Net hedging losses	(9)	—	(9)	(76)	—	(76)
Reclassification of net hedging losses to earnings	9	—	9	42	—	42
Net (increase) decrease in unrealized loss on available-for-sale securities	1	—	1	(3)	—	(3)

Comprehensive income (loss)	$(3)	$34	$31	$47	$26	$73

10.	Equity.

	At June 30 2009	At December 31 2008
	(Millions of Dollars)
Sunoco, Inc. shareholders’ equity:
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,696	1,667
Retained earnings	5,897	6,010
Accumulated other comprehensive loss	(414)	(477)
Common stock held in treasury, at cost	(4,639)	(4,639)

	2,821	2,842
Noncontrolling (minority) interests	556	438

Total equity	$3,377	$3,280

Sunoco, Inc. Shareholders’ Equity

The Company increased the quarterly cash dividend paid on common stock from $.275 per share ($1.10 per year) to $.30 per share ($1.20 per year) beginning with the second quarter of 2008. In addition, the Company did not repurchase any of its common stock in the open market during the first six months of 2009. At June 30, 2009, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock.

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

The Company indemnifies the third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes the possibility is remote that it will be required to do so, at June 30, 2009, the maximum potential payment under these tax indemnifications would have been approximately $185 million.

Logistics Operations

In the second quarter of 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating approximately $110 million of net proceeds before underwriting expenses. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 40 percent. Since the issuance of the limited partnership units did not result in a loss of control of the Partnership, it has been accounted for as an equity transaction in accordance with SFAS No. 160 with $88 million of the net proceeds reflected as an increase in noncontrolling (minority) interests and the remaining $22 million as an increase in capital in excess of par value within shareholders’ equity. Sunoco’s general partnership interest also includes incentive distribution rights, which provide Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements.

The following tables set forth the noncontrolling (minority) interest balances and the changes to these balances (in millions of dollars):

	Cokemaking Operations	Logistics Operations	Total
At December 31, 2007	$83	$356	$439
Noncontrolling (minority) interests share of income	8	39	47
Cash distributions	(20)	(29)	(49)
Other	—	1	1

At June 30, 2008	$71	$367	$438

At December 31, 2008	$71	$367	$438
Noncontrolling (minority) interests share of net proceeds from public equity offering	—	88	88
Noncontrolling (minority) interests share of income	10	63	73
Cash distributions	(8)	(36)	(44)
Other	—	1	1

At June 30, 2009	$73	$483	$556

11.	Fair Value Measurements.

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which pertain to certain balance sheet items measured at fair value on a recurring basis. SFAS No. 157 defines fair value and establishes a framework for measuring fair value. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements. Effective January 1, 2009, the Company adopted the remaining provisions of SFAS No. 157 pertaining to measurements of certain nonfinancial assets and liabilities. These provisions of SFAS No. 157 did not have a material impact on the condensed consolidated financial statements for the three and six months ended June 30, 2009.

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2009
Assets:
Cash equivalents	$48	$—	$—	$48
Available-for-sale securities	10	7	—	17
Derivative contract gains	2	10	—	12

	$60	$17	$—	$77

Liabilities:
Derivative contract losses	$3	$23	$—	$26

	$3	$23	$—	$26

At December 31, 2008
Assets:
Cash equivalents	$218	$—	$—	$218
Available-for-sale securities	10	9	—	19
Derivative contract gains	—	77	—	77

	$228	$86	$—	$314

Liabilities:
Derivative contract losses	$14	$80	$—	$94

	$14	$80	$—	$94

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of the estimated fair value of all financial instruments in the balance sheet (including those recorded on a cost basis) measured utilizing the criteria established in SFAS No. 157. Sunoco’s current assets (other than inventories and deferred income taxes) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At June 30, 2009 and December 31, 2008, the estimated fair value of Sunoco’s long term debt was $2,153 and $1,686 million, respectively, compared to carrying amounts of $2,067 and $1,705 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available to Sunoco at the respective balance sheet dates for similar issues.

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

All of these derivatives are recognized in the consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in income as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in income against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in income when the hedged items are recognized in income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in income. The amount of hedge ineffectiveness on derivative contracts during the first six months of 2009 was not material. Sunoco does not hold or issue derivative instruments for trading purposes.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 2.5 million barrels of crude oil and refined products, 160 thousand MM BTUs of natural gas and 480 thousand metric tons of shipping capacity at June 30, 2009. These open derivative positions vary in duration but generally do not extend beyond June 30, 2010. In addition, the Partnership is a party to a $50 million floating to fixed interest rate swap agreement, maturing in January 2010.

The following table sets forth fair value amounts of the Company’s derivatives included in the condensed consolidated balance sheet at June 30, 2009 (in millions of dollars):

	Assets*	Liabilities**
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$12	$20
Interest rate contracts	—	1

	12	21

Derivatives not designated as hedging instruments:
Commodity contracts	—	—
Transportation contracts	—	5

	—	5

	$12	$26

*	Included in accounts and notes receivable, net, in the condensed consolidated balance sheet.

**	Included in accrued liabilities in the condensed consolidated balance sheet.

The following tables set forth the impact of derivatives on the Company’s financial performance (in millions of dollars):

Six Months Ended June 30, 2009	Pretax Gains (Losses) Recognized in Other Comprehensive Income	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(22)	$14	*
Commodity contracts		(35	)**
Interest rate contracts	—	—	***

	$(22)	$(21)

Derivatives not designated as hedging instruments:
Commodity contracts		$(1	)*
Commodity contracts		(22	)**
Transportation contracts		—	**

		$(23)

Three Months Ended June 30, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(15)	$(8	)*
Commodity contracts		(7	)**
Interest rate contracts	—	—	***

	$(15)	$(15)

Derivatives not designated as hedging instruments:
Commodity contracts		$—	*
Commodity contracts		(14	)**
Transportation contracts		1	**

		$(13)

*	Included in sales and other operating revenue in the condensed consolidated statements of operations.

**	Included in cost of products sold and operating expenses in the condensed consolidated statements of operations.

***	Included in interest cost and debt expense in the condensed consolidated statements of operations.

12.	Business Segment Information.

The following tables set forth certain statement of operations information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Income (Loss) (after tax)
Six Months Ended June 30, 2009	Unaffiliated Customers	Inter-Segment
Refining and Supply*	$5,319	$4,044	$(63)
Retail Marketing	5,225	—	16
Chemicals	650	—	(4)
Logistics	1,904	415	56
Coke	512	4	67
Corporate and Other	—	—	(135	)**

Consolidated	$13,610

Loss from continuing operations attributable to Sunoco, Inc. shareholders			(63)
Income from discontinued Tulsa refining operations			20

Loss attributable to Sunoco, Inc. shareholders			$(43)

Six Months Ended June 30, 2008
Refining and Supply*	$12,389	$7,693	$(96)
Retail Marketing	8,612	—	26
Chemicals	1,572	—	21
Logistics	4,317	1,390	36
Coke	354	6	48
Corporate and Other	—	—	(17	)***

Consolidated	$27,244

Income from continuing operations attributable to Sunoco, Inc. shareholders			18
Income from discontinued Tulsa refining operations			5

Income attributable to Sunoco, Inc. shareholders			$23

*	Excludes amounts attributable to discontinued Tulsa refining operations (Note 2).

**	Consists of $26 million of after-tax corporate expenses, $21 million of after-tax net financing expenses and other and an $88 million after-tax provision for asset write-downs and other matters related to continuing operations (Note 3).

***	Consists of $28 million of after-tax corporate expenses, $10 million of after-tax net financing expenses and other, an $11 million after-tax gain related to an insurance recovery and a $10 million after-tax gain related to income tax matters (Notes 4 and 6).

	Sales and Other Operating Revenue		Income (Loss) (after tax)
Three Months Ended June 30, 2009	Unaffiliated Customers	Inter-Segment
Refining and Supply*	$2,862	$2,380	$(77)
Retail Marketing	2,923	—	10
Chemicals	356	—	—
Logistics	1,065	217	26
Coke	276	2	42
Corporate and Other	—	—	(70)**

Consolidated	$7,482

Loss from continuing operations attributable to Sunoco, Inc. shareholders			(69)
Income from discontinued Tulsa refining operations			14

Loss attributable to Sunoco, Inc. shareholders			$(55)

Three Months Ended June 30, 2008
Refining and Supply*	$6,761	$4,394	$27
Retail Marketing	4,836	—	—
Chemicals	819	—	3
Logistics	2,559	756	21
Coke	182	3	23
Corporate and Other	—	—	3 ***

Consolidated	$15,157

Income from continuing operations attributable to Sunoco, Inc. shareholders			77
Income from discontinued Tulsa refining operations			5

Income attributable to Sunoco, Inc. shareholders			$82

*	Excludes amounts attributable to discontinued Tulsa refining operations (Note 2).

**	Consists of $15 million of after-tax corporate expenses, $11 million of after-tax net financing expenses and other and a $44 million after-tax provision for asset write-downs and other matters related to continuing operations (Note 3).

***	Consists of $11 million of after-tax corporate expenses, $7 million of after-tax net financing expenses and other, an $11 million after-tax gain related to an insurance recovery and a $10 million after-tax gain related to income tax matters (Notes 4 and 6).

13.	New Accounting Pronouncements.

In June 2009, Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”), was issued. Among other things, SFAS No. 166 clarifies when the transfer of financial assets should result in derecognition in the financial statements. SFAS 166 also eliminates the concept of a qualifying special-purpose entity and enhances the disclosures required in connection with a transfer of financial assets.

In June 2009, Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), was issued. SFAS No. 167 retains the fundamental requirement of FASB Interpretation No. 46(R) that a variable interest entity (“VIE”) be consolidated by a company if that company is the primary beneficiary. The new guidance clarifies when a company is to be deemed the primary beneficiary and also requires an analysis to be performed to make this determination. In addition, SFAS No. 167 requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE.

SFAS No. 166 and SFAS No. 167 must be implemented effective January 1, 2010. Sunoco is evaluating the impact of these new accounting pronouncements on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Six Months Ended June 30
	2009	2008	Variance
	(Millions of Dollars)
Refining and Supply:
Continuing operations	$(63)	$(96)	$33
Discontinued Tulsa operations	3	5	(2)
Retail Marketing	16	26	(10)
Chemicals	(4)	21	(25)
Logistics	56	36	20
Coke	67	48	19
Corporate and Other:
Corporate expenses	(26)	(28)	2
Net financing expenses and other	(21)	(10)	(11)
Asset write-downs and other matters:
Continuing operations	(88)	11	(99)
Discontinued Tulsa operations	(3)	—	(3)
Sale of discontinued Tulsa operations	20	—	20
Income tax matters	—	10	(10)

Net income (loss) attributable to Sunoco, Inc. shareholders	$(43)	$23	$(66)

Analysis of Earnings Profile of Sunoco Businesses

In the six-month period ended June 30, 2009, the net loss attributable to Sunoco Inc. shareholders was $43 million, or $.37 per share of common stock on a diluted basis versus net income attributable to Sunoco, Inc. shareholders of $23 million, or $.20 per share, in the first six months of 2008.

The $66 million decrease in results attributable to Sunoco, Inc. shareholders in the first half of 2009 was primarily due to higher provisions for asset write-downs and other matters ($102 million), lower production of refined products ($36 million), lower average retail gasoline margins ($33 million), lower results attributable to Sunoco’s Chemicals business ($25 million), the impact of the write-off of the ethylene complex at the Marcus Hook refinery ($14 million), higher net financing expenses ($11 million) and the absence of a gain that was recognized in the second quarter of 2008 related to certain income tax matters ($10 million). Partially offsetting these negative factors were lower expenses ($109 million), a net gain recognized in connection with the divestment of the discontinued Tulsa operations ($20 million) and higher income attributable to the Logistics ($20 million) and Coke ($19 million) businesses.

Included in the provision for asset write-downs and other matters in the first six months of 2009 is a $78 million after-tax charge attributable to a previously announced business improvement initiative to reduce costs and improve business processes that was approved by management in March 2009. The goal of the business improvement initiative is to reduce pretax costs by more than $300 million on an annualized basis by year-end 2009. The reduced costs are attributable to a workforce reduction of approximately 750 positions, or approximately 20 percent of the salaried workforce, as well as expected savings in energy costs, and the use of materials, equipment and contract services. This phase of the review included all business and operations support functions, operations at the Philadelphia and Marcus Hook refineries and hourly employees in certain identified areas. (See Note 3 to the condensed consolidated financial statements.)

Refining and Supply – Continuing Operations*

	For the Six Months Ended June 30
	2009	2008
Loss (millions of dollars)	$(63)	$(96)
Wholesale margin** (per barrel)	$4.95	$5.06
Crude inputs as percent of crude unit rated capacity	77%	84%
Throughputs (thousands of barrels daily):
Crude oil	635.6	692.9
Other feedstocks	74.7	80.2

Total throughputs	710.3	773.1

Products manufactured (thousands of barrels daily):
Gasoline	360.2	376.2
Middle distillates	231.5	277.5
Residual fuel	61.5	53.6
Petrochemicals	28.6	34.3
Other	58.1	63.0

Total production	739.9	804.6
Less: Production used as fuel in refinery operations	35.2	37.1

Total production available for sale	704.7	767.5

*	The financial and operating data presented in the table excludes amounts attributable to the Tulsa refinery, which was sold to Holly Corporation on June 1, 2009.

**	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply’s loss from continuing operations totaled $63 million in the first six months of 2009 versus a loss of $96 million in the first half of 2008. The $33 million improvement in results was due to lower expenses ($90 million), partially offset by lower production volumes ($36 million), the write-off of certain assets in connection with the shutdown of the ethylene complex at the Marcus Hook refinery ($14 million) and lower realized margins ($9 million). Production volumes decreased in the first half of 2009 compared to the year-ago period, as market-driven rate reductions reduced production throughout the refining system. During the first six months of 2009, Sunoco continued its efforts to optimize its production slate and run a broader mix of lower-cost crude oil grades resulting in an overall crude utilization rate of 77 percent for this period.

In June 2009, Sunoco acquired Northeast Biofuels, LP, the owner of a 100 million gallon-per-year ethanol manufacturing facility in New York, for $9 million. The plant is expected to require approximately $15-$20 million in additional capital and is anticipated to start up in the first half of 2010.

Refining and Supply – Discontinued Tulsa Operations

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco recognized a $20 million net after-tax gain on divestment of this business, which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. As a result of the sale, the Tulsa refinery has been classified as a discontinued operation for all periods presented in the condensed consolidated financial statements herein.

Discontinued Tulsa refining operations had income of $3 million in the first half of 2009 versus $5 million in the first half of 2008. The $2 million decrease in earnings from operations was primarily attributable to lower production volumes, partially offset by higher realized margins and lower expenses.

Retail Marketing

	For the Six Months Ended June 30
	2009	2008
Income (millions of dollars)	$16	$26
Retail margin* (per barrel):
Gasoline	$2.82	$3.87
Middle distillates	$7.89	$5.95
Sales (thousands of barrels daily):
Gasoline	291.1	289.2
Middle distillates	33.5	37.5

	324.6	326.7

Retail gasoline outlets	4,708	4,714

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $16 million in the first half of 2009 versus $26 million in the first half of 2008. The $10 million decrease in earnings was primarily due to lower average retail gasoline margins ($33 million), partially offset by higher distillate margins ($8 million) and lower expenses ($17 million). Retail gasoline margins were negatively affected by periods of rising wholesale prices and a weak demand environment.

Chemicals

	For the Six Months Ended June 30
	2009		2008
Income (loss) (millions of dollars)	$(4)		$21
Margin* (cents per pound):
All products**	8.2	¢	9.9	¢
Phenol and related products	7.4	¢	8.3	¢
Polypropylene**	9.0	¢	11.9	¢
Sales (millions of pounds):
Phenol and related products	834		1,190
Polypropylene	1,006		1,131
Other	8		43

	1,848		2,364

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount. These margins exclude a favorable lower of cost or market inventory adjustment totaling $20 million ($12 million after tax) for the six months ended June 30, 2009.

Chemicals had a loss of $4 million in the first half of 2009 versus income of $21 million in the first half of 2008. The $25 million decrease in results was due primarily to lower margins ($25 million) and sales volumes ($26 million), partially offset by lower expenses ($13 million) and the reversal of a lower of cost or market adjustment to its polypropylene inventory that had been previously recorded in the fourth quarter of 2008 ($12 million). Sunoco permanently shut down its Bayport polypropylene facility in March 2009. Sunoco also intends to sell its Chemicals business if it can obtain an appropriate value.

Logistics

Logistics earned $56 million in the first six months of 2009 versus $36 million in the first half of 2008. The $20 million increase was due to significantly higher lease acquisition results, increased crude oil pipeline and storage revenues, and earnings from a refined products pipeline and terminal system acquired in November 2008.

Coke

Coke earned $67 million in the first half of 2009, versus $48 million in the first six months of 2008. The $19 million increase in earnings was due primarily to increased price realizations from coke production at Jewell and the receipt of a $6 million after-tax dividend from the Brazilian cokemaking operations. Partially offsetting these positive factors were higher operating costs at Haverhill and at Jewell coal operations and higher depreciation expense.

Beginning in January 2008, the price of coke from Jewell changed from a fixed price to an amount equal to the sum of (i) the cost of delivered coal to the Haverhill facility multiplied by an adjustment factor, (ii) actual transportation costs, (iii) an operating cost component indexed for inflation, and (iv) a fixed-price component. In July 2009, ArcelorMittal filed a lawsuit challenging the prices charged to ArcelorMittal under the coke purchase agreement. SunCoke Energy believes that the prices have been determined in accordance with the agreement and intends to vigorously defend its rights under the contract.

In February 2007, SunCoke Energy entered into an agreement with two affiliates of OAO Severstal under which a local affiliate of SunCoke Energy would build, own and operate an expansion of the Haverhill plant (that would double its cokemaking capacity to 1.1 million tons of coke per year) and a cogeneration power plant. Operations from this cokemaking facility commenced in July 2008 with the expansion essentially completed in the second quarter of 2009. Capital outlays for the project totaled $266 million through June 30, 2009. In connection with this agreement, two affiliates of OAO Severstal agreed to purchase on a take-or-pay basis, over a 15-year period, 550 thousand tons per year of coke from the cokemaking facility.

In February 2008, SunCoke Energy entered into an agreement with U.S. Steel under which SunCoke Energy will build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to U.S. Steel’s steelmaking facility in Granite City, Illinois. Construction of this facility, which is estimated to cost approximately $315 million, is currently underway and is expected to be completed in the fourth quarter of 2009. Expenditures through June 30, 2009 totaled $263 million. In connection with this agreement, U.S. Steel has agreed to purchase on a take-or-pay basis, over a 15-year period, such coke production as well as the steam generated from the heat recovery cokemaking process at this facility.

In March 2008, SunCoke Energy entered into an agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, Ohio steelmaking facility subject to resolution of all contingencies, including necessary permits. These facilities are expected to cost in aggregate approximately $350 million and be completed 15 to 18 months after resolution of the contingencies, which may move the targeted completion date beyond the previously announced 2010. The plant is expected to produce approximately 550 thousand tons of coke per year and provide, on average, 46 megawatts of power into the regional power market. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through June 30, 2009 totaled $70 million. In the event contingencies (including permit issues) to constructing the project cannot be resolved, AK Steel is obligated to reimburse substantially all of this amount to Sunoco.

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

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $26 million after tax in the first half of 2009 versus $28 million after tax in the first half of 2008. The $2 million decrease was primarily due to a lower unfavorable income tax consolidation adjustment, partially offset by higher accruals for performance- related incentive compensation. Corporate expenses included income tax consolidation adjustments amounting to $5 and $11 million in the first six months of 2009 and 2008, respectively.

Net Financing Expenses and Other – Net financing expenses and other were $21 million after tax in the first half of 2009 versus $10 million after tax in the first six months of 2008. The $11 million increase was primarily due to lower interest income ($5 million) and higher interest expense ($7 million).

Asset Write-Downs and Other Matters – During the first six months of 2009, Sunoco established a $78 million after-tax accrual for employee terminations and related costs in connection with a business improvement initiative, of which $48 million after tax was attributable to a noncash provision for pension and postretirement settlement and curtailment losses; established a $4 million after-tax accrual for a take–or-pay contract loss, employee terminations and other exit costs in connection with the shutdown of the Bayport, TX polypropylene plant; and recorded a $9 million after-tax provision to write down to estimated fair value certain assets primarily in the Refining and Supply business, including $3 million after tax attributable to discontinued Tulsa operations. During the second quarter of 2008, Sunoco recognized an $11 million after-tax gain on an insurance recovery related to an MTBE litigation settlement. (See Notes 3 and 6 to the condensed consolidated financial statements.)

Sale of Discontinued Tulsa Operations – During the second quarter of 2009, Sunoco recognized a $20 million net after-tax gain related to the divestment of the discontinued Tulsa operations (see Note 2 to the condensed consolidated financial statements).

Income Tax Matters – During the second quarter of 2008, Sunoco recognized a $10 million after-tax gain related to the settlement of economic nexus issues pertaining to certain state corporate income tax returns filed for prior years (see Note 4 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Operations

Revenues — Total revenues were $13.64 billion in the first half of 2009 compared to $27.28 billion in the first half of 2008. The 50 percent decrease was primarily due to lower refined product prices and sales volumes. Also contributing to the decline were lower crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses — Total pretax costs and expenses were $13.69 billion in the first six months of 2009 compared to $27.23 billion in the first half of 2008. The 50 percent decrease was primarily due to lower crude oil and refined product acquisition costs resulting from price declines and lower crude oil throughputs. Also contributing to the decline were lower crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended June 30
	2009	2008	Variance
	(Millions of Dollars)
Refining and Supply:
Continuing operations	$(77)	$27	$(104)
Discontinued Tulsa operations	(6)	5	(11)
Retail Marketing	10	—	10
Chemicals	—	3	(3)
Logistics	26	21	5
Coke	42	23	19
Corporate and Other:
Corporate expenses	(15)	(11)	(4)
Net financing expenses and other	(11)	(7)	(4)
Asset write-downs and other matters:
Continuing operations	(44)	11	(55)
Discontinued Tulsa operations	—	—	—
Sale of discontinued Tulsa operations	20	—	20
Income tax matters	—	10	(10)

Net income (loss) attributable to Sunoco, Inc. shareholders	$(55)	$82	$(137)

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended June 30, 2009, the net loss attributable to Sunoco Inc. shareholders was $55 million, or $.47 per share of common stock on a diluted basis versus net income attributable to Sunoco, Inc. shareholders of $82 million, or $.70 per share, in the second quarter of 2008.

The $137 million decrease in results attributable to Sunoco, Inc. shareholders in the second quarter of 2009 was primarily due to lower margins from continuing operations in Sunoco’s Refining and Supply business ($141 million), higher provisions for asset write-downs and other matters ($55 million), lower production of refined products ($9 million), lower operating results attributable to discontinued Tulsa refining operations ($11 million), the impact of the write-off of the ethylene complex at the Marcus Hook refinery ($14 million) and the absence of a gain that was recognized in the second quarter of 2008 related to certain income tax matters ($10 million). Partially offsetting these negative factors were lower expenses ($64 million), higher income attributable to the Coke business ($19 million) and a net gain recognized in connection with the divestment of the discontinued Tulsa operations ($20 million).

Refining and Supply – Continuing Operations*

	For the Three Months Ended June 30
	2009	2008
Income (loss) (millions of dollars)	$(77)	$27
Wholesale margin** (per barrel)	$3.65	$6.98
Crude inputs as percent of crude unit rated capacity	78%	83%
Throughputs (thousands of barrels daily):
Crude oil	644.2	687.0
Other feedstocks	81.7	82.2

Total throughputs	725.9	769.2

Products manufactured (thousands of barrels daily):
Gasoline	370.3	376.6
Middle distillates	229.5	288.2
Residual fuel	61.9	51.0
Petrochemicals	31.5	35.8
Other	61.8	48.6

Total production	755.0	800.2
Less: Production used as fuel in refinery operations	34.8	36.5

Total production available for sale	720.2	763.7

*	The financial and operating data presented in the table excludes amounts attributable to the Tulsa refinery, which was sold to Holly Corporation on June 1, 2009.

**	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply had a loss from continuing operations totaling $77 million in the current quarter versus income of $27 million in the second quarter of 2008. The $104 million decrease in results was due to lower realized margins ($141 million), the write-off of certain assets in connection with the shutdown of the ethylene complex at the Marcus Hook refinery ($14 million) and lower production volumes ($9 million), partially offset by lower expenses ($56 million). Realized margins and the crude utilization rate were negatively affected by market weakness and rising crude prices during the quarter. The overall crude utilization rate was 78 percent for the quarter. The third quarter production will also be impacted by a planned turnaround at the Company’s Toledo refinery which commenced in early August and will extend to mid-September. In addition, the Company is taking a one-month maintenance outage at a fluid catalytic cracking unit in its Philadelphia refinery for repairs that should improve the unit’s operating performance.

Refining and Supply – Discontinued Tulsa Operations

Discontinued Tulsa refining operations had a loss of $6 million in the second quarter of 2009 versus income of $5 million in the second quarter of 2008. The $11 million decline in operating results was primarily attributable to lower realized margins and production volumes, partially offset by lower expenses.

Retail Marketing

	For the Three Months Ended June 30
	2009	2008
Income (millions of dollars)	$10	$—
Retail margin* (per barrel):
Gasoline	$2.94	$3.11
Middle distillates	$5.03	$4.77
Sales (thousands of barrels daily):
Gasoline	300.0	298.3
Middle distillates	30.4	37.4

	330.4	335.7

Retail gasoline outlets	4,708	4,714

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise tax per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $10 million in the current quarter versus break-even results in the second quarter of 2008. The $10 million increase in earnings was primarily due to lower expenses ($12 million), partially offset by lower average retail gasoline margins ($3 million). Sales volumes were relatively flat versus the year-ago quarter, but retail gasoline margins were negatively affected by rising wholesale prices and a weak demand environment.

Chemicals

	For the Three Months Ended June 30
	2009		2008
Income (millions of dollars)	$—		$3
Margin* (cents per pound):
All products**	8.7	¢	9.1	¢
Phenol and related products	8.2	¢	7.5	¢
Polypropylene**	9.3	¢	11.2	¢
Sales (millions of pounds):
Phenol and related products	427		591
Polypropylene	492		562
Other	3		19

	922		1,172

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount. These margins exclude a favorable lower of cost or market inventory adjustment totaling $3 million ($2 million after tax) for the three months ended June 30, 2009.

Chemicals had break-even results in the second quarter of 2009 versus income of $3 million in the second quarter of 2008. The $3 million decrease in results was due primarily to lower margins ($3 million) and sales volumes ($13 million), partially offset by lower expenses ($10 million) and a favorable lower of cost or market adjustment to its polypropylene inventory that had been previously written down in the fourth quarter of 2008 ($2 million).

Logistics

Logistics earned $26 million in the second quarter of 2009 versus $21 million in the second quarter of 2008. The $5 million increase was due to higher lease acquisition results, increased crude oil pipeline and storage revenues, and earnings from a refined products pipeline and terminal system acquired in November 2008.

Coke

Coke earned $42 million in the second quarter of 2009 compared to $23 million in the second quarter of 2008. The $19 million increase in earnings was primarily due to increased price realizations from coke production at Jewell and the receipt of a $6 million after-tax dividend in the second quarter of 2009 from the Brazilian cokemaking operations.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $15 million after tax in the second quarter of 2009 versus $11 million after tax in the second quarter of 2008. The $4 million increase was primarily due to a higher unfavorable income tax consolidation adjustment. Corporate expenses included income tax consolidation adjustments amounting to $5 and $2 million in the second quarters of 2009 and 2008, respectively.

Net Financing Expenses and Other – Net financing expenses and other were $11 million after tax in the second quarter of 2009 versus $7 million after tax in the second quarter of 2008. The $4 million increase was primarily due to higher interest expense ($5 million).

Asset Write-Downs and Other Matters – During the second quarter of 2009, Sunoco established a $44 million after-tax accrual for employee terminations and related costs in connection with the business improvement initiative, of which $39 million after tax was attributable to a noncash provision for pension and postretirement settlement and curtailment losses. During the second quarter of 2008, Sunoco recognized an $11 million after-tax gain on an insurance recovery related to an MTBE litigation settlement (see Notes 3 and 6 to the condensed consolidated financial statements).

Sale of Discontinued Tulsa Operations – During the second quarter of 2009, Sunoco recognized a $20 million net after-tax gain related to the divestment of the discontinued Tulsa operations (see Note 2 to the condensed consolidated financial statements).

Income Tax Matters – During the second quarter of 2008, Sunoco recognized a $10 million after-tax gain related to the settlement of economic nexus issues pertaining to certain state corporate income tax returns filed for prior years (see Note 4 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Operations

Revenues — Total revenues were $7.51 billion in the second quarter of 2009 compared to $15.18 billion in the second quarter of 2008. The 51 percent decrease was primarily due to lower refined product prices and sales volumes. Also contributing to the decline were lower crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses — Total pretax costs and expenses were $7.59 billion in the current three-month period compared to $15.05 billion in the second quarter of 2008. The 50 percent decrease was primarily due to lower crude oil and refined product acquisition costs resulting from price declines and lower crude oil throughputs. Also contributing to the decline were lower crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At June 30, 2009, Sunoco had cash and cash equivalents of $67 million compared to $240 million at December 31, 2008 and had a working capital deficit of $693 million compared to a working capital deficit of $1,102 million at December 31, 2008. The $173 million decrease in cash and cash equivalents was due to a $271 million net use of cash in investing activities and a $91 million net use of cash in operating activities, partially offset by $189 million of net cash provided by financing activities. The increase in working capital largely reflects an increase in inventories and a decrease in taxes payable. Refined product inventory increased during the second quarter of 2009 largely as a result of normal seasonal builds and in anticipation of planned maintenance turnaround activity in the third quarter. In addition, crude oil inventory increased in connection with crude storage opportunities at Sunoco Logistics Partners L.P. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at June 30, 2009 by $2,637 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Certain recent legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

In the first six months of 2009, Sunoco had a net use of cash in operating activities of $91 million compared to net cash provided by operating activities of $153 million in the first six months of 2008. This $244 million decrease in cash generation was primarily due to an increase in working capital levels pertaining to operating activities, partially offset by an increase in noncash charges.

Other Cash Flow Information

In the second quarter of 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating approximately $110 million of net proceeds before underwriting expenses. The net proceeds from this offering were used to reduce outstanding borrowings under the Partnership’s revolving credit facility. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 40 percent.

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

The Company has a $1.3 billion revolving credit facility with a syndicate of 19 participating banks (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At June 30, 2009, the Company’s tangible net worth was $3.2 billion and its targeted tangible net worth was $2.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At June 30, 2009, this ratio was .41 to 1. At June 30, 2009, the Facility was being used to support $45 million of commercial paper and $103 million of floating-rate notes due in 2034, which are remarketed on a weekly basis. The Company intends to continue to remarket these notes. However, any inability to remarket them would have no impact on the Company’s liquidity as they currently represent a reduction in available funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility with a syndicate of 11 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $230 and $323 million at June 30, 2009 and December 31, 2008, respectively. In March 2009, the Partnership entered into an additional $63 million revolving credit facility with two participating banks, which expires in September 2011. At June 30, 2009, there was $31 million outstanding under this facility. The $400 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The new $63 million facility contains a similar covenant but the ratio in this covenant may not exceed 4 to 1. At June 30, 2009, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.3 to 1.

In August 2008, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), entered into a 364-day accounts receivable securitization facility, which permits borrowings and supports the issuance of letters of credit by SRC up to a total of $200 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At June 30, 2009, there were no borrowings outstanding under the receivables facility. On August 5, 2009, Sunoco executed an agreement with the two participating banks which extended the facility for an additional 364 days and increased its size from $200 million to $300 million.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At June 30 2009	At December 31 2008
Short-term debt	$148	$310
Current portion of long-term debt	145	148
Long-term debt	2,067	1,705

Total debt*	$2,360	$2,163

*	Includes $860 and $748 million at June 30, 2009 and December 31, 2008, respectively, attributable to Sunoco Logistics Partners L.P.

In March 2009, Sunoco issued $250 million of 9-5/8 percent notes due in 2015 under its shelf registration statement. In addition, in February 2009, Sunoco Logistics Partners L.P. issued $175 million of 8-3/4 percent notes due in 2014.

During April 2009, Sunoco also issued $103 million of floating-rate notes due in 2034, which replaced $103 million of floating-rate notes that were redeemed during the first quarter of 2009. The Company remarketed the predecessor notes on a weekly basis and is remarketing the new notes weekly as well. As a result, the notes have been classified as short-term borrowings in the condensed consolidated balance sheet at June 30, 2009. The new notes are supported by letters of credit.

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

PENSION PLAN FUNDED STATUS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
Market value of investments at beginning of period	$837	$1,315
Increase (reduction) in market value of investments resulting from:
Net investment income (loss)	39	(358)
Company contributions	20	46
Plan benefit payments	(151)	(166)

	$745	$837

As a result of the poor performance of the financial markets during 2008, the projected benefit obligation of the Company’s funded defined benefit plans at December 31, 2008 exceeded the market value of the plan assets by $358 million. In connection therewith, the Company was required to recognize a $299 million unfavorable after-tax adjustment to the accumulated other comprehensive loss component of equity at December 31, 2008. In addition, the poor investment results for the plans during 2008 will result in an increase of approximately $50 million after tax in pension expense for the full-year 2009 due to lower expected returns on plan assets and higher amortization of actuarial losses. As a result of the workforce reduction and the sale of the Tulsa refinery, the Company also incurred noncash settlement and curtailment losses in these plans during the first half of 2009 totaling approximately $55 million after tax and will incur additional noncash settlement losses during the remainder of 2009 as additional lump sum pension payments are made. Further, the Company may make up to an additional $30 million of contributions to its funded defined benefit plans during the remainder of 2009.

DIVIDENDS AND SHARE REPURCHASES

The Company increased the quarterly cash dividend paid on common stock from $.275 per share ($1.10 per year) to $.30 per share ($1.20 per year) beginning with the second quarter of 2008. In addition, the Company did not repurchase any of its common stock in the open market during the first six months of 2009. At June 30, 2009, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of the recently issued accounting pronouncements requiring adoption subsequent to June 30, 2009, see Note 13 to the condensed consolidated financial statements.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In December 2008, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received a Proposed Consent Assessment of Civil Penalty from the Pennsylvania Department of Environmental Protection (“PADEP”) alleging violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s Marcus Hook refinery. In May 2009, Sunoco settled this matter with PADEP, paying a penalty in the amount of $762 thousand. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

The U.S. Occupational Safety and Health Administration (“OSHA”) conducted a National Emphasis Program inspection at Sunoco, Inc. (R&M)’s Marcus Hook refinery for a six-month period commencing in January 2009. The inspection focused on the OSHA Process Safety Management program requirements. In July 2009, OSHA issued a citation in excess of $100 thousand. Sunoco has formally contested the citation and is engaged in settlement discussions with OSHA.

In September 2008, Sunoco, Inc. (R&M) self-reported compliance issues to the Texas Commission on Environmental Quality (“TCEQ” ) arising from unreported and unpermitted air emissions at its LaPorte facility. In February 2009, Sunoco, Inc. (R&M) entered into a Compliance Agreement with TCEQ allowing continued operation pending correction of the compliance issues, and in June 2009, Sunoco, Inc. (R&M) entered into a corresponding Agreed Order requiring specific permitting, reporting, and compliance activities, including the elimination of a significant portion of the emissions. Sunoco will also pay a penalty in the amount of $126 thousand.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline are defendants in approximately 24 lawsuits in 5 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs are seeking to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

In December 2007, Sunoco, along with other refiners, entered into a settlement which covered 53 MTBE cases. The settlement required a cash payment by the group of settling refiner defendants of approximately $422 million (which included attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. The Company established a $17 million after-tax accrual, representing its allocation percentage of the settlement, in the fourth quarter of 2007 and recognized an $11 million after-tax gain in the second quarter of 2008 in connection with an insurance recovery. During 2008, Sunoco made a cash payment of approximately $28 million and recovered $18 million of proceeds from the insurance settlement.

The majority of the remaining MTBE cases have been removed to federal court and consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). Discovery is proceeding in all of these cases. In 2008, Sunoco settled four cases relating to contamination in the Fort Montgomery, NY area which included two federal cases and two state cases. A case involving the City of New York was also recently settled. The impact of these settlements was not material.

For the group of MTBE cases that are not covered by the December 2007 settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages as of June 30, 2009 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Other Litigation

In November 2006, a jury entered a verdict in an action brought by the State of New York (State of New York v. LVF Realty, et al.) seeking to recover approximately $57 thousand in investigation costs incurred by the state at a service station located in Inwood, NY, plus interest and penalties. Sunoco owned the property from the 1940s until 1985 and supplied gasoline to the station until 2003. Sunoco denied that it was responsible for the contamination. The jury found Sunoco responsible for 80 percent of the state’s costs plus interest and assessed a penalty against Sunoco of $6 million. In June 2007, the trial court judge in this case denied Sunoco’s post-trial motion requesting that the $6 million penalty verdict be set aside. Sunoco filed a notice of appeal. In February 2009, the Supreme Court of the State of New York, Appellate Division, Second Judicial Department, issued an order and opinion rejecting Sunoco’s appeal. In March 2009, Sunoco filed a motion for leave to appeal that decision to the New York Court of Appeals and in June 2009, the Court of Appeals agreed to hear the appeal. Briefing is anticipated to occur in the summer or early fall of 2009, with oral argument expected in late 2009 or early 2010. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at June 30, 2009.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended June 30, 2009:

Period	Total Number Of Shares Purchased (In Thousands)*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
April 1, 2009 – April 30, 2009	—	$—	—	$600
May 1, 2009 – May 31, 2009	—	$—	—	$600
June 1, 2009 – June 30, 2009	0.2	$27.63	—	$600

Total	0.2	$27.63	—

*	All of the shares repurchased during June 2009 were from employees in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.

**	On September 7, 2006, the Company’s Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s shareholders was held on May 7, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Board’s solicitations. At this meeting, the shareholders were requested to: (1) elect a Board of Directors; (2) approve the amended and restated Sunoco, Inc. Retainer Stock Plan for Outside Directors; and (3) ratify the appointment of the independent registered public accounting firm for the fiscal year 2009. The following action was taken by the Company’s shareholders with respect to each of the above items:

1.	Concerning the election of a Board of Directors of the Company, there was a total of 97,136,649 votes cast. The tabulation below sets forth the number of votes cast for or withheld from each director.

NAME	Number “FOR”	Number “WITHHELD”
R. J. Darnall	94,470,711	2,665,938
G. W. Edwards	94,485,748	2,650,901
L. L. Elsenhans	93,585,701	3,550,948
U. O. Fairbairn	90,752,278	6,384,371
T. P. Gerrity	93,719,997	3,416,652
R. B. Greco	92,253,711	4,882,938
J. P. Jones, III	91,779,258	5,357,391
J. G. Kaiser	90,828,358	6,308,291
J. W. Rowe	90,646,565	6,490,084
J. K. Wulff	93,192,999	3,943,650

2.	Concerning the motion to approve the Sunoco, Inc. Retainer Stock Plan for Outside Directors, there was a total of 96,696,837 votes cast, with an aggregate of 93,630,136 votes cast in favor of such approval and 3,066,701 votes against. There were 439,812 abstentions. There were no broker non-votes.

3.	Concerning the motion to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year 2009, there was a total of 96,968,561 votes cast, with an aggregate of 95,048,607 votes cast in favor of ratification of such appointment and 1,919,954 votes against. There were 168,088 abstentions. There were no broker non-votes.

Item 6.	Exhibits

10.1	Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.3	Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.4	Offer Letter with Brian P. MacDonald, dated June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2009, File No. 1-6841).

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date: August 6, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.3	Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.4	Offer Letter with Brian P. MacDonald, dated June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2009, File No. 1-6841).

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.