Form 10-Q
period 2009-09-30
SUNOCO INC
filed 2009-11-05
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At September 30, 2009, there were 116,909,190 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Nine Months Ended September 30
	2009	2008*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes) (Note 13)	$22,244	$42,379
Interest income	5	16
Other income, net	90	40

	22,339	42,435

COSTS AND EXPENSES
Cost of products sold and operating expenses	19,295	38,596
Consumer excise taxes	1,804	1,826
Selling, general and administrative expenses	553	567
Depreciation, depletion and amortization	393	369
Payroll, property and other taxes	110	111
Provision for asset write-downs and other matters (Notes 4 and 7)	659	(18)
Interest cost and debt expense	107	83
Interest capitalized	(34)	(26)

	22,887	41,508

Income (loss) from continuing operations before income tax expense (benefit)	(548)	927
Income tax expense (benefit) (Note 5)	(272)	302

Income (loss) from continuing operations	(276)	625
Income from discontinued operations, net of income tax expense (Note 2)	20	21

Net income (loss) (Note 1)	(256)	646
Less: Net income attributable to noncontrolling (minority) interests	99	74

Net income (loss) attributable to Sunoco, Inc. shareholders	$(355)	$572

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$(3.21)	$4.71
Income from discontinued operations	.17	.18

Net income (loss)	$(3.04)	$4.89

Diluted:
Income (loss) from continuing operations	$(3.21)	$4.70
Income from discontinued operations	.17	.18

Net income (loss)	$(3.04)	$4.88

Weighted-average number of shares outstanding (Notes 6 and 11):
Basic	116.9	117.0
Diluted	116.9	117.1

Cash dividends paid per share of common stock (Note 6)	$.90	$.875

*	Restated to conform to 2009 presentation (Notes 1 and 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended September 30
	2009	2008*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes) (Note 13)	$8,634	$15,135
Interest income	1	4
Other income, net	60	13

	8,695	15,152

COSTS AND EXPENSES
Cost of products sold and operating expenses	7,683	13,267
Consumer excise taxes	630	631
Selling, general and administrative expenses	192	203
Depreciation, depletion and amortization	124	125
Payroll, property and other taxes	34	37
Provision for asset write-downs and other matters (Notes 4 and 7)	511	—
Interest cost and debt expense	37	27
Interest capitalized	(12)	(9)

	9,199	14,281

Income (loss) from continuing operations before income tax expense (benefit)	(504)	871
Income tax expense (benefit) (Note 5)	(218)	311

Income (loss) from continuing operations	(286)	560
Income from discontinued operations, net of income tax expense (Note 2)	—	16

Net income (loss) (Note 1)	(286)	576
Less: Net income attributable to noncontrolling (minority) interests	26	27

Net income (loss) attributable to Sunoco, Inc. shareholders	$(312)	$549

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$(2.67)	$4.56
Income from discontinued operations	—	.14

Net income (loss)	$(2.67)	$4.70

Diluted:
Income (loss) from continuing operations	$(2.67)	$4.56
Income from discontinued operations	—	.14

Net income (loss)	$(2.67)	$4.70

Weighted-average number of shares outstanding (Notes 6 and 11):
Basic	116.9	116.9
Diluted	116.9	116.9

Cash dividends paid per share of common stock (Note 6)	$.30	$.30

*	Restated to conform to 2009 presentation (Notes 1 and 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At September 30 2009	At December 31 2008*
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$178	$240
Accounts and notes receivable, net	1,907	1,636
Inventories:
Crude oil	463	303
Petroleum and chemical products	349	327
Materials, supplies and other	200	191
Deferred income taxes	168	138

Total Current Assets	3,265	2,835

Investments and long-term receivables	183	173
Properties, plants and equipment	12,073	12,013
Less accumulated depreciation, depletion and amortization	4,470	4,214

Properties, plants and equipment, net	7,603	7,799
Deferred charges and other assets	318	343

Total Assets	$11,369	$11,150

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$2,939	$2,409
Accrued liabilities (Note 7)	566	731
Short-term borrowings (Note 8)	503	310
Current portion of long-term debt	6	148
Taxes payable	113	339

Total Current Liabilities	4,127	3,937

Long-term debt (Note 8)	2,093	1,705
Retirement benefit liabilities (Note 9)	879	836
Deferred income taxes	743	859
Other deferred credits and liabilities (Note 7)	527	533
Commitments and contingent liabilities (Note 7)
Equity (Note 1):
Sunoco, Inc. shareholders’ equity	2,443	2,842
Noncontrolling (minority) interests	557	438

Total Equity	3,000	3,280

Total Liabilities and Equity	$11,369	$11,150

*	Restated to conform to 2009 presentation (Note 1).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Nine Months Ended September 30
	2009	2008*
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(256)	$646
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on divestment of discontinued Tulsa operations	(34)	—
Gain on divestment of retail heating oil and propane distribution business	(44)	—
Provision for asset write-downs and other matters	665	(1)
Depreciation, depletion and amortization	393	381
Deferred income tax expense (benefit)	(214)	71
Payments less than expense for retirement plans	16	5
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(353)	(489)
Inventories	(298)	42
Accounts payable and accrued liabilities	343	(7)
Taxes payable	(226)	66
Other	1	24

Net cash provided by (used in) operating activities	(7)	738

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(693)	(892)
Acquisitions	(50)	—
Proceeds from divestment of Tulsa refinery and related inventory	157	—
Proceeds from other divestments	164	15
Other	(4)	36

Net cash used in investing activities	(426)	(841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from short-term borrowings	193	—
Net proceeds from issuance of long-term debt	898	121
Repayments of long-term debt	(654)	(115)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units	110	—
Cash distributions to investors in cokemaking operations	(14)	(26)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(55)	(45)
Cash dividend payments	(105)	(102)
Purchases of common stock for treasury	—	(49)
Other	(2)	(2)

Net cash provided by (used in) financing activities	371	(218)

Net decrease in cash and cash equivalents	(62)	(321)
Cash and cash equivalents at beginning of period	240	648

Cash and cash equivalents at end of period	$178	$327

*	Restated to conform to 2009 presentation (Note 1).

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain on divestment of the Tulsa refinery and related inventory, the gain on divestment of the retail heating oil and propane distribution business, the gains related to an insurance recovery and certain income tax matters and the provision for asset write-downs and other matters (Notes 2, 3, 4, 5 and 7). Results for the three and nine months ended September 30, 2009 are not necessarily indicative of results for the full-year 2009. Subsequent events have been evaluated through November 5, 2009, the date the condensed consolidated financial statements were issued.

Effective January 1, 2009, the Company adopted new accounting guidance concerning the accounting and reporting of noncontrolling (minority) interests in the consolidated financial statements. The new guidance requires that minority interests be reported as a component of equity and that consolidated net income include amounts attributable to the minority interests with such amounts separately disclosed on the face of the income statement. The new guidance also requires that all changes in minority interest that do not result in a loss of control of the subsidiary be accounted for as equity transactions (Note 11).

2. Discontinued Operations.

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. In connection with this decision, Sunoco recorded a $160 million provision ($95 million after tax) during 2008 to write down the affected assets to their estimated fair value, of which $17 million ($10 million after tax) was recorded in the third quarter of 2008 and $143 million ($85 million after tax) was recorded in the fourth quarter of 2008. These provisions are reflected in the income (loss) from discontinued operations in the statements of income for those periods. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory.

As a result of the sale of the Tulsa refinery, such refinery has been classified as a discontinued operation for all periods presented in the condensed consolidated statements of operations and related footnotes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following is a summary of income from discontinued operations for the nine-month and three-month periods ended September 30, 2009 and 2008 (in millions of dollars):

	Nine Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008
Income before income tax expense	$33	$35	$—	$27
Income tax expense	13	14	—	11

Income from discontinued operations*	$20	$21	$—	$16

*	Attributable to Sunoco, Inc. shareholders.

Income from discontinued operations in the nine-month period ended September 30, 2009 includes a net gain on divestment consisting of the following components (in millions of dollars):

	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on sale of refinery	$36	$22
Gain on sale of related inventory	9	5
Retirement benefit plan settlement and curtailment losses	(11)	(7)

	$34	$20

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $623 and $2,991 million for the nine months ended September 30, 2009 and 2008, respectively, and $— and $1,113 million, respectively, for the quarters then ended.

3. Sale of Retail Heating Oil and Propane Distribution Business.

During the third quarter of 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million in cash. In connection with this transaction, Sunoco recognized a $44 million net gain ($26 million after tax), which includes an $8 million accrual for environmental indemnification and other exit costs. This gain is included in other income, net, in the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. Asset Write-Downs and Other Matters.

The following table summarizes information regarding the provision for asset write-downs and other matters recognized during the first nine months of 2009 and 2008 (in millions of dollars):

	Pretax Provisions	After-tax Provisions
2009
Eagle Point refinery	$469	$278
Business improvement initiative	154	92
Other	36	22

	$659	$392

2008
MTBE litigation insurance recovery	$(18)	$(11)

On September 30, 2009, the Company’s Board of Directors approved a plan to idle indefinitely all process units at the Eagle Point refinery. The Company intends to idle Eagle Point until there is significant, sustainable improvement in market conditions and will evaluate this decision and other options on an ongoing basis, including the feasibility of using the facility to produce alternative fuels in the future. In connection with this decision, Sunoco recorded a $425 million provision to write down the affected assets to their estimated fair values and established a $44 million accrual for employee terminations, pension and postretirement curtailment losses and other related costs. The estimated fair value of the idled Eagle Point assets reflects the likelihood of the facility restarting in its current configuration and other potential uses. Such estimated value is largely based upon an independent appraiser’s use of observable current replacement costs of similar new equipment adjusted to reflect the age, condition, maintenance history and estimated remaining useful life. As such, it reflects both observable and unobservable inputs and is therefore determined to be a level 3 fair value measurement within the fair value hierarchy under generally accepted accounting principles.

In March 2009, management approved the first phase of a previously announced business improvement initiative to reduce costs and improve business processes. Implementation of this phase of the initiative includes all business and operations support functions, as well as operations at the Philadelphia and Marcus Hook refineries. In connection with the first phase of the initiative, the Company established a pretax accrual of $154 million in the first nine months of 2009 (comprised of $57, $75 and $22 million in the first, second and third quarters, respectively). Of this amount, $51 million pertains to employee severance and related cash costs, which are expected to be paid out over approximately one year, and $103 million is attributable to a noncash provision for pension and postretirement settlement and curtailment losses. As a result of the workforce reduction, the Company will incur additional noncash settlement losses during the remainder of 2009. However, the amount of any such additional losses cannot be estimated at this time.

During the third and first quarters of 2009, Sunoco recorded pretax provisions of $20 and $10 million, respectively, to write down to estimated fair value certain other assets primarily in the Refining and Supply business and, in the first quarter of 2009, also recognized loss accruals totaling $6 million related to the shutdown of Chemicals’ polypropylene plant in Bayport, TX.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In the second quarter of 2008, the Company recognized an $18 million pretax gain on an insurance recovery related to an MTBE litigation settlement which occurred in 2007 (Note 7).

The following table summarizes the changes in the accrual for employee terminations and other exit costs during the nine months ended September 30, 2009 (in millions of dollars):

Balance at beginning of period	$12
Additional accruals	108
Payments charged against the accruals	(35)

Balance at end of period	$85

5. Income Taxes.

The following table sets forth a reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations (in millions of dollars):

	Nine Months Ended September 30		Three Months Ended September 30
	2009	2008	2009	2008
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$(192)	$324	$(176)	$305
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling (minority) interests*	(35)	(26)	(9)	(9)
State income taxes, net of federal income tax effects	(42)	34	(31)	41
Nonconventional fuel credits	(14)	(11)	(5)	(5)
Manufacturers’ deduction	10	(10)	10	(10)
Other	1	(9)	(7)	(11)

	$(272)	$302	$(218)	$311

*	No income tax expense is reflected in the consolidated statements of operations for partnership income attributable to noncontrolling (minority) interests.

During the second quarter of 2008, Sunoco recorded a $10 million after-tax gain due to the settlement of economic nexus issues pertaining to certain state corporate income tax returns.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

6. Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Nine Months Ended September 30		Three Months Ended September 30
	2009*	2008	2009*	2008
Weighted-average number of common shares outstanding – basic	116.9	117.0	116.9	116.9
Add effect of dilutive stock incentive awards	—	.1	—	—

Weighted-average number of shares – diluted	116.9	117.1	116.9	116.9

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

7. Commitments and Contingent Liabilities.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At September 30 2009	At December 31 2008
Accrued liabilities	$33	$36
Other deferred credits and liabilities	86	87

	$119	$123

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2008	$35	$67	$4	$12	$3	$1	$122
Accruals	8	16	—	1	2	—	27
Payments	(9)	(16)	—	(3)	(2)	—	(30)
Other	1	2	—	—	—	—	3

Balance at September 30, 2008	$35	$69	$4	$10	$3	$1	$122

Balance at January 1, 2009	$32	$69	$4	$13	$4	$1	$123
Accruals	4	15	—	3	1	—	23
Payments	(6)	(16)	—	(4)	(2)	—	(28)
Other	—	1	—	—	—	—	1

Balance at September 30, 2009	$30	$69	$4	$12	$3	$1	$119

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At September 30, 2009, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $80 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of September 30, 2009, Sunoco had been named as a PRP at 42 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $10 million at September 30, 2009. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $13 million at September 30, 2009 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

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

Through the operation of its refineries, chemical plants, marketing facilities and coke plants, Sunoco’s operations emit greenhouse gases (“GHG”), including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. Current proposals being considered by Congress would require the Company to provide carbon emission allowances for emissions at its manufacturing facilities as well as emissions caused by the use of fuels it sells. While the exact amount of the cost of the offsets would not be established until the future, the Company believes that the cost of these offsets could be material, and there is no assurance that the Company would be able to recover these costs in the sale of its products. Other federal and state actions to develop programs for the reduction of GHG emissions are also being considered. While it is currently not possible to predict the impact, if any, that these issues will

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline is a defendant in approximately 28 lawsuits in 5 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

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

Half of the remaining MTBE cases are pending in federal court and have been consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). The other half are in state courts in New Hampshire and New York. Discovery is proceeding in all of these cases.

For the group of MTBE cases that are not covered by the December 2007 settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages at September 30, 2009 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2009.

8. New Borrowings.

In March 2009, Sunoco issued $250 million of 9- 5/8 percent notes due in 2015. In addition, in February 2009, Sunoco Logistics Partners L.P. (the “Partnership”) issued $175 million of 8- 3/4 percent notes due in 2014.

During April 2009, Sunoco also issued $103 million of floating-rate notes due in 2034, which replaced $103 million of floating-rate notes that were redeemed during the first quarter of 2009. The Company remarketed the predecessor notes on a weekly basis and is remarketing the new notes weekly as well. As a result, the notes have been classified as short-term borrowings in the condensed consolidated balance sheet at September 30, 2009. The new notes are supported by letters of credit.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9. Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans			Postretirement Benefit Plans
	Nine Months Ended September 30			Nine Months Ended September 30
	2009		2008	2009	2008
Service cost (cost of benefits earned during the year)	$35		$36	$6	$7
Interest cost on benefit obligations	58		61	19	19
Expected return on plan assets	(48)		(80)	—	—
Amortization of:
Prior service cost (benefit)	1		1	(1)	(1)
Actuarial losses	43		10	1	1
Settlement losses	99	*	5	—	—
Curtailment losses	22	*	—	5	—

Total expense	$210		$33	$30	$26

	Defined Benefit Plans			Postretirement Benefit Plans
	Three Months Ended September 30			Three Months Ended September 30
	2009		2008	2009	2008
Service cost (cost of benefits earned during the year)	$12		$12	$2	$3
Interest cost on benefit obligations	19		21	6	6
Expected return on plan assets	(14)		(27)	—	—
Amortization of:
Prior service cost (benefit)	1		—	(1)	—
Actuarial losses	14		2	1	—
Settlement losses	23		5	—	—
Curtailment losses	2		—	1	—

Total expense	$57		$13	$9	$9

*	Includes settlement and curtailment losses amounting to $7 and $4 million, respectively, recognized in the second quarter of 2009 attributable to discontinued Tulsa refining operations (Note 2).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

10. Comprehensive Income (Loss).

The following tables set forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling (minority) interests (in millions of dollars):

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Sunoco, Inc. Shareholders’ Equity	Non- controlling (Minority) Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non- controlling (Minority) Interests	Total
Income (loss) from continuing operations	$(375)	$99	$(276)	$551	$74	$625
Income from discontinued Tulsa refining operations	20	—	20	21	—	21

Net income (loss)	(355)	99	(256)	572	74	646
Other comprehensive income (loss), net of related income taxes:

Reclassification to earnings of settlement and curtailment losses and prior service cost and actuarial loss amortization	87	—	87	10	—	10

Retirement benefit plan funded status adjustment	(28)	—	(28)	—	—	—

Net hedging losses	(11)	—	(11)	(29)	—	(29)
Reclassification of net hedging losses to earnings	15	—	15	44	—	44
Net (increase) decrease in unrealized loss on available-for-sale securities	1	—	1	(7)	—	(7)

Comprehensive income (loss)	$(291)	$99	$(192)	$590	$74	$664

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Sunoco, Inc. Shareholders’ Equity	Non- controlling (Minority) Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non- controlling (Minority) Interests	Total
Income (loss) from continuing operations	$(312)	$26	$(286)	$533	$27	$560
Income from discontinued Tulsa refining operations	—	—	—	16	—	16

Net income (loss)	(312)	26	(286)	549	27	576
Other comprehensive income (loss), net of related income taxes:

Reclassification to earnings of settlement and curtailment losses and prior service cost and actuarial loss amortization	23	—	23	5	—	5

Retirement benefit plan funded status adjustment	(28)	—	(28)	—	—	—

Net hedging gains	2	—	2	44	—	44
Reclassification of net hedging (gains) losses to earnings	3	—	3	(3)	—	(3)
Net (increase) decrease in unrealized loss on available-for-sale securities	1	—	1	(2)	—	(2)

Comprehensive income (loss)	$(311)	$26	$(285)	$593	$27	$620

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. Equity.

	At September 30 2009	At December 31 2008
	(Millions of Dollars)
Sunoco, Inc. shareholders’ equity:
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,699	1,667
Retained earnings	5,515	6,010
Accumulated other comprehensive loss	(413)	(477)
Common stock held in treasury, at cost	(4,639)	(4,639)

	2,443	2,842
Noncontrolling (minority) interests	557	438

Total equity	$3,000	$3,280

Sunoco, Inc. Shareholders’ Equity

In October 2009, the Company’s Board of Directors authorized a plan to reduce the quarterly cash dividend paid on common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year), effective beginning in the first quarter of 2010. The Company had previously increased the quarterly cash dividend from $.275 per share to $.30 per share beginning with the second quarter of 2008. In September 2009, the Company declared a $.30 per share cash dividend to be paid in the fourth quarter of 2009 and, as a result, reflected this estimated $35 million dividend as a reduction in retained earnings at September 30, 2009. In addition, the Company did not repurchase any of its common stock in the open market during the first nine months of 2009 and has no intention to do so in the near future.

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

The Company indemnifies the third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes the possibility is remote that it will be required to do so, at September 30, 2009, the maximum potential payment under these tax indemnifications would have been approximately $90 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Logistics Operations

In the second quarter of 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating approximately $110 million of net proceeds before underwriting expenses. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 40 percent. Since the issuance of the limited partnership units did not result in a loss of control of the Partnership, it has been accounted for as an equity transaction with $88 million of the net proceeds reflected as an increase in noncontrolling (minority) interests and the remaining $22 million as an increase in capital in excess of par value within shareholders’ equity. Sunoco’s general partnership interest also includes incentive distribution rights, which provide Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements.

The following tables set forth the noncontrolling (minority) interest balances and the changes to these balances (in millions of dollars):

	Cokemaking Operations	Logistics Operations	Total
At December 31, 2007	$83	$356	$439
Noncontrolling (minority) interests share of income	13	61	74
Cash distributions	(26)	(45)	(71)
Other	—	2	2

At September 30, 2008	$70	$374	$444

At December 31, 2008	$71	$367	$438
Noncontrolling (minority) interests share of net proceeds from public equity offering	—	88	88
Noncontrolling (minority) interests share of income	15	84	99
Cash distributions	(14)	(55)	(69)
Other	—	1	1

At September 30, 2009	$72	$485	$557

12. Fair Value Measurements.

Effective January 1, 2008, the Company adopted new accounting guidance which pertains to certain balance sheet items measured at fair value on a recurring basis. The new guidance defines fair value and establishes a framework for measuring fair value. While the guidance may change the method of calculating fair value, it does not require any new fair value measurements. Effective January 1, 2009, the Company adopted certain other fair value provisions pertaining to measurements of certain nonfinancial assets and liabilities. These provisions did not have a material impact on the condensed consolidated financial statements for the three and nine months ended September 30, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At September 30, 2009
Assets:
Cash equivalents	$166	$—	$—	$166
Available-for-sale securities	12	8	—	20
Derivative contract gains	1	8	—	9

	$179	$16	$—	$195

Liabilities:
Derivative contract losses	$1	$12	$—	$13

	$1	$12	$—	$13

At December 31, 2008
Assets:
Cash equivalents	$218	$—	$—	$218
Available-for-sale securities	10	9	—	19
Derivative contract gains	—	77	—	77

	$228	$86	$—	$314

Liabilities:
Derivative contract losses	$14	$80	$—	$94

	$14	$80	$—	$94

Existing accounting standards require the disclosure of the estimated fair value of all financial instruments in the balance sheet (including those recorded on a cost basis). Sunoco’s current assets (other than inventories and deferred income taxes) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At September 30, 2009 and December 31, 2008, the estimated fair value of Sunoco’s long-term debt was $2,282 and $1,686 million, respectively, compared to carrying amounts of $2,093 and $1,705 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available to Sunoco at the respective balance sheet dates for similar issues.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

All of these derivatives are recognized in the consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in income as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in income against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in income when the hedged items are recognized in income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in income. The amount of hedge ineffectiveness on derivative contracts during the first nine months of 2009 was not material. Sunoco does not hold or issue derivative instruments for trading purposes.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 829 thousand barrels of crude oil and refined products and 240 thousand metric tons of shipping capacity at September 30, 2009. These open derivative positions vary in duration but generally do not extend beyond September 30, 2010. In addition, the Partnership is a party to a $50 million floating to fixed interest rate swap agreement, maturing in January 2010.

The following table sets forth fair value amounts of the Company’s derivatives included in the condensed consolidated balance sheet at September 30, 2009 (in millions of dollars):

	Assets*	Liabilities**
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$7	$7
Interest rate contracts	—	—

	7	7

Derivatives not designated as hedging instruments:
Commodity contracts	2	3
Transportation contracts	—	3

	2	6

	$9	$13

*	Included in accounts and notes receivable, net, in the condensed consolidated balance sheet.
**	Included in accrued liabilities in the condensed consolidated balance sheet.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables set forth the impact of derivatives on the Company’s financial performance (in millions of dollars):

Nine Months Ended September 30, 2009	Pretax Gains (Losses) Recognized in Other Comprehensive Income	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(18)	$11	*
Commodity contracts		(36	)**
Interest rate contracts	—	—	***

	$(18)	$(25)

Derivatives not designated as hedging instruments:
Commodity contracts		$(1	)*
Commodity contracts		(24	)**
Transportation contracts		(1	)**

		$(26)

Three Months Ended September 30, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$4	$(3	)*
Commodity contracts		(1	)**
Interest rate contracts	—	—	***

	$4	$(4)

Derivatives not designated as hedging instruments:
Commodity contracts		$—	*
Commodity contracts		(2	)**
Transportation contracts		(1	)**

		$(3)

*	Included in sales and other operating revenue in the condensed consolidated statements of operations.
**	Included in cost of products sold and operating expenses in the condensed consolidated statements of operations.
***	Included in interest cost and debt expense in the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

13. Business Segment Information.

The following tables set forth certain statement of operations information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue
Nine Months Ended September 30, 2009	Unaffiliated Customers	Inter- Segment	Income (Loss) (after tax)

Refining and Supply*	$8,726	$6,726	$(181)
Retail Marketing	8,378	—	65
Chemicals	1,121	—	(5)
Logistics	3,209	529	75
Coke	810	6	102
Corporate and Other	—	—	(431	)**

Consolidated	$22,244

Loss from continuing operations attributable to Sunoco, Inc. shareholders			(375)
Income from discontinued Tulsa refining operations			20

Loss attributable to Sunoco, Inc. shareholders			$(355)

Nine Months Ended September 30, 2008

Refining and Supply*	$19,641	$11,875	$302
Retail Marketing	13,317	—	98
Chemicals	2,458	—	40
Logistics	6,386	2,149	56
Coke	577	8	77
Corporate and Other	—	—	(22	)***

Consolidated	$42,379

Income from continuing operations attributable to Sunoco, Inc. shareholders			551
Income from discontinued Tulsa refining operations			21

Income attributable to Sunoco, Inc. shareholders			$572

*	Excludes amounts attributable to discontinued Tulsa refining operations (Note 2).
**	Consists of $32 million of after-tax corporate expenses, $33 million of after-tax net financing expenses and other, a $26 million after-tax gain on the divestment of the retail heating oil and propane distribution business and a $392 million after-tax provision for asset write-downs and other matters (Notes 3 and 4).
***	Consists of $26 million of after-tax corporate expenses, $17 million of after-tax net financing expenses and other, an $11 million after-tax gain related to an insurance recovery and a $10 million after-tax gain related to income tax matters (Notes 5 and 7).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Sales and Other Operating Revenue
Three Months Ended September 30, 2009	Unaffiliated Customers	Inter- Segment	Income (Loss) (after tax)

Refining and Supply*	$3,407	$2,682	$(118)
Retail Marketing	3,153	—	49
Chemicals	471	—	(1)
Logistics	1,305	114	19
Coke	298	2	35
Corporate and Other	—	—	(296	)**

Consolidated	$8,634

Loss from continuing operations attributable to Sunoco, Inc. shareholders			(312)
Income from discontinued Tulsa refining operations			—

Loss attributable to Sunoco, Inc. shareholders			$(312)

Three Months Ended September 30, 2008

Refining and Supply*	$7,252	$4,182	$398
Retail Marketing	4,705	—	72
Chemicals	886	—	19
Logistics	2,069	759	20
Coke	223	2	29
Corporate and Other	—	—	(5	)***

Consolidated	$15,135

Income from continuing operations attributable to Sunoco, Inc. shareholders			533
Income from discontinued Tulsa refining operations			16

Income attributable to Sunoco, Inc. shareholders			$549

*	Excludes amounts attributable to discontinued Tulsa refining operations (Note 2).
**	Consists of $6 million of after-tax corporate expenses, $12 million of after-tax net financing expenses and other, a $26 million after-tax gain on the divestment of the retail heating oil and propane distribution business and a $304 million after-tax provision for asset write-downs and other matters (Notes 3 and 4).
***	Consists of $(2) million of after-tax corporate expenses (benefit), which includes an $11 million favorable income tax consolidation adjustment, as well as $7 million of after-tax net financing expenses and other.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

14. New Accounting Pronouncements.

In June 2009, a new accounting pronouncement was issued which, among other things, clarifies when the transfer of financial assets should result in derecognition in the financial statements. This pronouncement also eliminates the concept of a qualifying special-purpose entity and enhances the disclosures required in connection with a transfer of financial assets.

In June 2009, another accounting pronouncement was issued which retains the fundamental requirement that a variable interest entity (“VIE”) be consolidated by a company if that company is the primary beneficiary. The new guidance clarifies when a company is to be deemed the primary beneficiary and also requires an analysis to be performed to make this determination. In addition, this pronouncement requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE.

These two accounting pronouncements must be implemented effective January 1, 2010. Sunoco is evaluating the impact of the new guidance on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Nine Months Ended September 30
	2009	2008	Variance
	(Millions of Dollars)
Refining and Supply:

Continuing operations	$(181)	$302	$(483)

Discontinued Tulsa operations	3	31	(28)

Retail Marketing	65	98	(33)

Chemicals	(5)	40	(45)

Logistics	75	56	19

Coke	102	77	25

Corporate and Other:

Corporate expenses	(32)	(26)	(6)

Net financing expenses and other	(33)	(17)	(16)

Asset write-downs and other matters:
Continuing operations	(392)	11	(403)
Discontinued Tulsa operations	(3)	(10)	7
Sale of discontinued Tulsa operations	20	—	20
Sale of retail heating oil and propane distribution business	26	—	26
Income tax matters	—	10	(10)

Net income (loss) attributable to Sunoco, Inc. shareholders	$(355)	$572	$(927)

Analysis of Earnings Profile of Sunoco Businesses

In the nine-month period ended September 30, 2009, the net loss attributable to Sunoco Inc. shareholders was $355 million, or $3.04 per share of common stock on a diluted basis versus net income attributable to Sunoco, Inc. shareholders of $572 million, or $4.88 per share, in the first nine months of 2008.

The $927 million decrease in results attributable to Sunoco, Inc. shareholders in the first nine months of 2009 was primarily due to lower margins from continuing operations in Sunoco’s Refining and Supply business ($554 million), higher provisions for asset write-downs and other matters ($396 million), lower production of refined products ($64 million), lower average retail gasoline margins ($70 million) and lower results attributable to Sunoco’s Chemicals business ($45 million). Partially offsetting these negative factors were lower expenses ($167 million).

Included in the provision for asset write-downs and other matters in the first nine months of 2009 is a $92 million after-tax charge attributable to a previously announced business improvement initiative to reduce costs and improve business processes that was approved by management in March 2009. The goal of the business improvement initiative is to reduce pretax costs by more than $300 million on an annualized basis by year-end 2009 and the Company believes it is currently on track to achieve this goal. The reduced costs are attributable to a workforce reduction of approximately 750 positions, or approximately 20 percent of the salaried workforce, as well as expected savings in energy costs, and the use of materials, equipment and contract services. This phase of the review included all business and operations support functions, operations at the Philadelphia and Marcus Hook refineries and hourly employees in certain identified areas. (See Note 4 to the condensed consolidated financial statements.)

Refining and Supply – Continuing Operations*

	For the Nine Months Ended September 30
	2009	2008
Income (loss) (millions of dollars)	$(181)	$302
Wholesale margin** (per barrel)	$4.23	$8.47
Crude inputs as percent of crude unit rated capacity	76%	85%
Throughputs (thousands of barrels daily):
Crude oil	628.1	703.8
Other feedstocks	71.9	83.3

Total throughputs	700.0	787.1

Products manufactured (thousands of barrels daily):
Gasoline	355.4	379.9
Middle distillates	227.4	285.2
Residual fuel	61.5	55.1
Petrochemicals	27.6	35.7
Other	55.1	63.0

Total production	727.0	818.9
Less: Production used as fuel in refinery operations	34.3	37.7

Total production available for sale	692.7	781.2

*	The financial and operating data presented in the table excludes amounts attributable to the Tulsa refinery, which was sold to Holly Corporation on June 1, 2009.
**	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply’s loss from continuing operations totaled $181 million in the first nine months of 2009 versus income of $302 million in the first nine months of 2008. The $483 million decrease in results was due to lower realized margins ($554 million) and production volumes ($64 million), partially offset by lower expenses ($140 million). Production volumes decreased in the first nine months of 2009 compared to the year-ago period, as market-driven rate reductions reduced production throughout the refining system. During the first nine months of 2009, Sunoco continued its efforts to optimize its production slate and run a broader mix of lower-cost crude oil grades resulting in an overall crude utilization rate of 76 percent for this period. The lower expenses were largely the result of lower costs for purchased fuel and utilities attributable to price declines and lower production volumes as well as the impact of the business improvement initiative.

On September 30, 2009, the Company’s Board of Directors approved a plan to idle indefinitely all process units at the Eagle Point refinery in an effort to reduce losses in Refining and Supply at a time when weak demand and increased global refining capacity have created margin pressure on the entire refining industry. The Company intends to idle Eagle Point until there is significant, sustainable improvement in market conditions and will evaluate this decision and other options on an ongoing basis, including the feasibility of using the facility to produce alternative fuels in the future. The Company intends to shift current production from the Eagle Point refinery to the Marcus Hook and Philadelphia refineries which will now operate at higher capacity utilization. Approximately 400 employees will be furloughed during the idling of the facility. The Company expects to reduce its pretax expense base by approximately $250 million per year from the idling of Eagle Point, which is in addition to its previously announced target of $300 million in annualized business improvement initiative savings by the end of 2009. All processing units have ceased production in early November. In connection with this decision, Sunoco recorded a $278 million after-tax provision to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs. This charge is reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 4 to the condensed consolidated financial statements). The Company may incur additional charges in the fourth quarter of 2009 and first quarter of 2010 in connection with this decision.

In June 2009, Sunoco acquired Northeast Biofuels, LP, the owner of a 100 million gallon-per-year ethanol manufacturing facility in New York, for $9 million. The plant is expected to require approximately $25-$30 million in additional capital and is anticipated to start up in the first half of 2010.

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

Discontinued Tulsa refining operations had income of $3 million in the first nine months of 2009 versus $31 million in the first nine months of 2008. The $28 million decrease in earnings from operations was primarily attributable to lower realized margins and production volumes, partially offset by lower expenses.

Retail Marketing

	For the Nine Months Ended September 30
	2009	2008
Income (millions of dollars)	$65	$98
Retail margin* (per barrel):
Gasoline	$3.72	$5.20
Middle distillates	$6.96	$5.95
Sales (thousands of barrels daily):
Gasoline	292.4	288.5
Middle distillates	32.1	37.4

	324.5	325.9

Retail gasoline outlets	4,704	4,716

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $65 million in the first nine months of 2009 versus $98 million in the first nine months of 2008. The $33 million decrease in earnings was primarily due to lower average retail gasoline margins ($70 million) and lower distillate sales volumes ($6 million), partially offset by lower expenses ($33 million) and higher distillate margins ($6 million). Retail gasoline margins in the prior-year period benefited from the rapid decrease in wholesale prices during the third quarter of 2008. During the third quarter of 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million and recognized a $26 million net after-tax gain in connection with the transaction. This gain is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

Chemicals

	For the Nine Months Ended September 30
	2009		2008
Income (loss) (millions of dollars)	$(5)		$40
Margin* (cents per pound):
All products**	8.4	¢	10.6	¢
Phenol and related products	7.4	¢	9.1	¢
Polypropylene**	9.5	¢	12.5	¢
Sales (millions of pounds):
Phenol and related products	1,317		1,797
Polypropylene	1,438		1,662
Other	14		57

	2,769		3,516

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount. These margins exclude a favorable lower of cost or market inventory adjustment totaling $20 million ($12 million after tax) for the nine months ended September 30, 2009.

Chemicals had a loss of $5 million in the first nine months of 2009 versus income of $40 million in the first nine months of 2008. The $45 million decrease in results was due primarily to lower margins ($48 million) and sales volumes ($39 million), partially offset by lower expenses ($30 million) and the reversal of a lower of cost or market adjustment to its polypropylene inventory that had been previously recorded in the fourth quarter of 2008 ($12 million). The lower expenses were largely the result of lower costs for purchased fuel and utilities attributable to price declines and lower production volumes. Sunoco permanently shut down its Bayport polypropylene facility in March 2009. Sunoco also intends to sell its Chemicals business if it can obtain an appropriate value. In the event Sunoco elects to move forward with the divestment of all or a portion of this business, it is likely that a significant write-down of the asset would be required.

Logistics

Logistics earned $75 million in the first nine months of 2009 versus $56 million in the first nine months of 2008. The $19 million increase was due to significantly higher lease acquisition results, increased crude oil pipeline and storage revenues, and earnings from a refined products pipeline and terminal system acquired in November 2008.

In the third quarter of 2009, Sunoco Logistics Partners L.P. acquired Excel Pipeline LLC, the owner of a crude oil pipeline which services Gary Williams’ Wynnewood, OK refinery and a refined products terminal in Romulus, MI for a total of $50 million.

Coke

Coke earned $102 million in the first nine months of 2009 versus $77 million in the first nine months of 2008. The $25 million increase in earnings was due primarily to improved results from Jewell operations largely associated with higher price realizations from coke production and the receipt of a $6 million after-tax dividend from the Brazilian cokemaking operations.

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

In February 2007, SunCoke Energy entered into an agreement with two affiliates of OAO Severstal under which a local affiliate of SunCoke Energy would build, own and operate an expansion of the Haverhill plant (that would double its cokemaking capacity to 1.1 million tons of coke per year) and a cogeneration power plant. Operations from this cokemaking facility commenced in July 2008 with the expansion essentially completed in the second quarter of 2009. Capital outlays for the project totaled $269 million through September 30, 2009. In connection with this agreement, two affiliates of OAO Severstal agreed to purchase on a take-or-pay basis, over a 15-year period, 550 thousand tons per year of coke from the cokemaking facility. In August 2009, SunCoke Energy entered into a 12-year coke purchase agreement with AK Steel, which replaces the take-or-pay contract with the affiliates of OAO Severstal effective January 1, 2010. Under the new agreement, AK Steel will be required to purchase all 550 thousand tons of coke per year from this facility. In addition, AK Steel is obligated to purchase 50 percent of the electricity produced at the associated cogeneration power plant. These contracts are subject to early termination after November 2014 provided AK Steel has given at least two years notice of its intention to terminate. The affiliates of OAO Severstal and AK Steel will each take approximately one half of this coke production in the fourth quarter.

In February 2008, SunCoke Energy entered into an agreement with U.S. Steel under which SunCoke Energy will build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to U.S. Steel’s steelmaking facility in Granite City, Illinois. Construction of this facility is complete and production has commenced in the fourth quarter of 2009. Expenditures through September 30, 2009 totaled $300 million. In connection with this agreement, U.S. Steel has agreed to purchase on a take-or-pay basis, over a 15-year period, all coke production as well as the steam generated from the heat recovery cokemaking process at this facility.

In March 2008, SunCoke Energy entered into an agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, Ohio steelmaking facility subject to resolution of all contingencies, including necessary permits. These facilities are expected to cost in aggregate approximately $350 million and be completed 15 to 18 months after resolution of the contingencies, which is expected to move the targeted completion date beyond the previously announced 2010. The plant is expected to produce approximately 550 thousand tons of coke per year and provide, on average, 46 megawatts of power into the regional power market. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through September 30, 2009 totaled $74 million. In the event contingencies (including permit issues) to constructing the project cannot be resolved, AK Steel is obligated to reimburse substantially all of this amount to Sunoco.

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

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $32 million after tax in the first nine months of 2009 versus $26 million after tax in the first nine months of 2008. The $6 million increase was primarily due to the absence of credits to stock-based compensation expense, partially offset by lower payroll and other employee-related costs.

Net Financing Expenses and Other – Net financing expenses and other were $33 million after tax in the first nine months of 2009 versus $17 million after tax in the first nine months of 2008. The $16 million increase was primarily due to lower interest income ($7 million) and higher interest expense ($12 million), partially offset by higher capitalized interest ($4 million).

Asset Write-Downs and Other Matters – During the first nine months of 2009, Sunoco recorded a $278 million after-tax provision in connection with a plan to idle indefinitely all process units at the Eagle Point refinery, of which $254 million after tax represents noncash charges; established a $92 million after-tax accrual for employee terminations and related costs in connection with a business improvement initiative, of which $62 million after tax was attributable to a noncash provision for pension and postretirement settlement and curtailment losses; and recorded a $25 million after-tax provision to recognize loss accruals related to the shutdown of Chemicals’ polypropylene plant in Bayport, TX and to write down to estimated fair value certain other assets primarily in the Refining and Supply business, including $3 million after tax attributable to discontinued Tulsa operations. During the first nine months of 2008, Sunoco recognized an $11 million after-tax gain on an insurance recovery related to an MTBE litigation settlement and recorded a $10 million after-tax provision to write off certain assets attributable to discontinued Tulsa operations. (See Notes 4 and 7 to the condensed consolidated financial statements.)

Sale of Discontinued Tulsa Operations – During the second quarter of 2009, Sunoco recognized a $20 million net after-tax gain related to the divestment of the discontinued Tulsa operations (see Note 2 to the condensed consolidated financial statements).

Sale of Retail Heating Oil and Propane Distribution Business – During the third quarter of 2009, Sunoco recognized a $26 million net after-tax gain on divestment of the retail heating oil and propane distribution business (see Note 3 to the condensed consolidated financial statements).

Income Tax Matters – During the second quarter of 2008, Sunoco recognized a $10 million after-tax gain related to the settlement of economic nexus issues pertaining to certain state corporate income tax returns filed for prior years (see Note 5 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Operations

Revenues – Total revenues were $22.34 billion in the first nine months of 2009 compared to $42.44 billion in the first nine months of 2008. The 47 percent decrease was primarily due to lower refined product prices and sales volumes. Also contributing to the decline were lower crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses – Total pretax costs and expenses were $22.89 billion in the first nine months of 2009 compared to $41.51 billion in the first nine months of 2008. The 45 percent decrease was primarily due to lower crude oil and refined product acquisition costs resulting from price declines and lower crude oil throughputs. Also contributing to the decline were lower crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended September 30
	2009	2008	Variance
	(Millions of Dollars)
Refining and Supply:

Continuing operations	$(118)	$398	$(516)

Discontinued Tulsa operations	—	26	(26)

Retail Marketing	49	72	(23)

Chemicals	(1)	19	(20)

Logistics	19	20	(1)

Coke	35	29	6

Corporate and Other:

Corporate expenses	(6)	2	(8)

Net financing expenses and other	(12)	(7)	(5)

Asset write-downs and other matters:
Continuing operations	(304)	—	(304)
Discontinued Tulsa operations	—	(10)	10
Sale of retail heating oil and propane distribution business	26	—	26

Net income (loss) attributable to Sunoco, Inc. shareholders	$(312)	$549	$(861)

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended September 30, 2009, the net loss attributable to Sunoco Inc. shareholders was $312 million, or $2.67 per share of common stock on a diluted basis versus net income attributable to Sunoco, Inc. shareholders of $549 million, or $4.70 per share, in the third quarter of 2008.

The $861 million decrease in results attributable to Sunoco, Inc. shareholders in the third quarter of 2009 was primarily due to lower margins from continuing operations in Sunoco’s Refining and Supply business ($551 million), higher provisions for asset write-downs and other matters ($294 million), lower average retail gasoline margins ($37 million) and lower results attributable to Sunoco’s Chemicals business ($20 million). Partially offsetting these negative factors were lower expenses ($71 million).

Refining and Supply – Continuing Operations*

	For the Three Months Ended September 30
	2009	2008
Income (loss) (millions of dollars)	$(118)	$398
Wholesale margin** (per barrel)	$2.72	$14.87
Crude inputs as percent of crude unit rated capacity	74%	88%
Throughputs (thousands of barrels daily):
Crude oil	613.3	725.5
Other feedstocks	66.4	89.3

Total throughputs	679.7	814.8

Products manufactured (thousands of barrels daily):
Gasoline	346.0	387.3
Middle distillates	219.3	300.4
Residual fuel	61.5	58.1
Petrochemicals	25.7	38.5
Other	49.2	62.8

Total production	701.7	847.1
Less: Production used as fuel in refinery operations	32.5	38.8

Total production available for sale	669.2	808.3

*	The financial and operating data presented in the table excludes amounts attributable to the Tulsa refinery, which was sold to Holly Corporation on June 1, 2009.
**	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.

Refining and Supply had a loss from continuing operations totaling $118 million in the current quarter versus income of $398 million in the third quarter of 2008. The $516 million decrease in results was due to lower realized margins ($551 million) and production volumes ($21 million), partially offset by lower expenses ($63 million). Realized margins and the crude utilization rate were negatively affected by market weakness during the quarter. The overall crude utilization rate was 74 percent for the quarter which includes the impact of a planned turnaround at the Company’s Toledo refinery and a planned one-month maintenance outage at a fluid catalytic cracking unit in its Philadelphia refinery. The lower expenses were largely the result of lower costs for purchased fuel and utilities attributable to price declines and the lower production volumes.

Refining and Supply – Discontinued Tulsa Operations

Discontinued Tulsa refining operations, which were divested on June 1, 2009, had income of $26 million in the third quarter of 2008.

Retail Marketing

	For the Three Months Ended September 30
	2009	2008
Income (millions of dollars)	$49	$72
Retail margin* (per barrel):
Gasoline	$5.48	$7.85
Middle distillates	$4.92	$5.94
Sales (thousands of barrels daily):
Gasoline	294.9	287.0
Middle distillates	29.5	37.3

	324.4	324.3

Retail gasoline outlets	4,704	4,716

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise tax per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $49 million in the current quarter versus $72 million in the third quarter of 2008. The $23 million decrease in earnings was primarily due to lower average retail gasoline margins ($37 million), partially offset by lower expenses ($16 million). Retail gasoline margins in the third quarter of 2008 benefited from the rapid decrease in wholesale prices during that period.

Chemicals

	For the Three Months Ended September 30
	2009		2008
Income (loss) (millions of dollars)	$(1)		$19
Margin* (cents per pound):
All products**	8.9	¢	12.0	¢
Phenol and related products	7.3	¢	10.6	¢
Polypropylene**	10.7	¢	14.0	¢
Sales (millions of pounds):
Phenol and related products	483		607
Polypropylene	432		531
Other	6		14

	921		1,152

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount.

Chemicals had a loss of $1 million in the third quarter of 2009 versus income of $19 million in the third quarter of 2008. The $20 million decrease in results was due primarily to lower margins ($24 million) and sales volumes ($13 million), partially offset by lower expenses ($18 million). The lower expenses were largely the result of lower costs for purchased fuel and utilities attributable to price declines and lower production volumes.

Logistics

Logistics earned $19 million in the third quarter of 2009 versus $20 million in the third quarter of 2008. Additional earnings from the refined products pipeline and terminal system acquired in November 2008 were essentially offset by lower lease acquisition results.

Coke

Coke earned $35 million in the third quarter of 2009 compared to $29 million in the third quarter of 2008. The $6 million increase in earnings was primarily due to improved results from Jewell operations largely associated with higher price realizations from coke production.

Corporate and Other

Corporate Expenses – Corporate administrative expenses (income) were $6 million after tax in the third quarter of 2009 versus $(2) million after tax in the third quarter of 2008. Corporate expenses included favorable income tax consolidation adjustments amounting to $5 and $11 million in the third quarters of 2009 and 2008, respectively, which reversed unfavorable adjustments recorded in the first six months of those years.

Net Financing Expenses and Other – Net financing expenses and other were $12 million after tax in the third quarter of 2009 versus $7 million after tax in the third quarter of 2008. The $5 million increase was primarily due to higher interest expense ($5 million).

Asset Write-Downs and Other Matters – During the third quarter of 2009, Sunoco recorded a $278 million after-tax provision in connection with a plan to idle indefinitely all process units at the Eagle Point refinery, of which $254 million represents noncash charges; recorded a $14 million after-tax charge in connection with the business improvement initiative, all of which was attributable to a noncash provision for pension and postretirement settlement losses; and recorded a $12 million after-tax noncash provision to write down to estimated fair value certain other assets in the Refining and Supply business. During the third quarter of 2008, Sunoco recognized a $10 million after-tax provision to write off certain assets attributable to discontinued Tulsa operations (see Note 4 to the condensed consolidated financial statements).

Sale of Retail Heating Oil and Propane Distribution Business – During the third quarter of 2009, Sunoco recognized a $26 million after-tax gain on divestment of the retail heating oil and propane distribution business (see Note 3 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Operations

Revenues – Total revenues were $8.70 billion in the third quarter of 2009 compared to $15.15 billion in the third quarter of 2008. The 43 percent decrease was primarily due to lower refined product prices and sales volumes. Also contributing to the decline were lower crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses – Total pretax costs and expenses were $9.20 billion in the current three-month period compared to $14.28 billion in the third quarter of 2008. The 36 percent decrease was primarily due to lower crude oil and refined product acquisition costs resulting from price declines and lower crude oil throughputs. Also contributing to the decline were lower crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At September 30, 2009, Sunoco had cash and cash equivalents of $178 million compared to $240 million at December 31, 2008 and had a working capital deficit of $862 million compared to a working capital deficit of $1,102 million at December 31, 2008. The $62 million decrease in cash and cash equivalents was due to a $426 million net use of cash in investing activities and a $7 million net use of cash in operating activities, partially offset by $371 million of net cash provided by financing activities. The increase in working capital largely reflects an increase in inventories and a decrease in taxes payable. Crude oil inventory increased during the first nine months of 2009 largely as a result of crude storage opportunities at Sunoco Logistics Partners L.P. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at September 30, 2009 by $2,548 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Certain recent legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

In the first nine months of 2009, Sunoco had a net use of cash in operating activities of $7 million compared to net cash provided by operating activities of $738 million in the first nine months of 2008. This $745 million decrease in cash generation was primarily due to lower operating results and an increase in working capital levels pertaining to operating activities, partially offset by an increase in noncash charges.

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

Financial Capacity

Management currently believes that future cash generation is expected to be sufficient to satisfy Sunoco’s ongoing capital requirements, to fund its pension obligations (see “Retirement Benefit Plans” below) and to pay cash dividends on Sunoco’s common stock. However, from time to time, the Company’s short-term cash requirements may exceed its cash generation due to various factors including reductions in margins for products sold and increases in the levels of capital spending (including acquisitions) and working capital. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a $1.3 billion revolving credit facility with a syndicate of 19 participating banks (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At September 30, 2009, the Company’s tangible net worth was $2.8 billion and its targeted tangible net worth was $2.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At September 30, 2009, this ratio was .45 to 1. At September 30, 2009, the Facility was being used to support $400 million of commercial paper and $103 million of floating-rate notes due in 2034, which are remarketed on a weekly basis. The Company intends to continue to remarket these notes. However, any inability to remarket them would have no impact on the Company’s liquidity as they currently represent a reduction in available funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility with a syndicate of 11 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $259 and $323 million at September 30, 2009 and December 31, 2008, respectively. In March 2009, the Partnership entered into an additional $63 million revolving credit facility with two participating banks, which expires in September 2011. At September 30, 2009, there was $31 million outstanding under this facility. The $400 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The new $63 million facility contains a similar covenant but the ratio in this covenant may not exceed 4 to 1. At September 30, 2009, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.4 to 1.

In August 2009, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with two participating banks, extending an existing accounts receivable securitization facility that was scheduled to expire in August 2009, by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $300 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At September 30, 2009, there were no borrowings outstanding under the receivables facility.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At September 30 2009	At December 31 2008
Short-term debt	$503	$310
Current portion of long-term debt	6	148
Long-term debt	2,093	1,705

Total debt*	$2,602	$2,163

*	Includes $889 and $748 million at September 30, 2009 and December 31, 2008, respectively, attributable to Sunoco Logistics Partners L.P.

In March 2009, Sunoco issued $250 million of 9- 5/8 percent notes due in 2015. In addition, in February 2009, Sunoco Logistics Partners L.P. issued $175 million of 8- 3/4 percent notes due in 2014.

During April 2009, Sunoco also issued $103 million of floating-rate notes due in 2034, which replaced $103 million of floating-rate notes that were redeemed during the first quarter of 2009. The Company remarketed the predecessor notes on a weekly basis and is remarketing the new notes weekly as well. As a result, the notes have been classified as short-term borrowings in the condensed consolidated balance sheet at September 30, 2009. The new notes are supported by letters of credit.

Management believes the Company can access the capital markets to pursue strategic opportunities as they arise. In addition, the Company has the option of selling an additional portion of its Sunoco Logistics Partners L.P. interests, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

RETIREMENT BENEFIT PLANS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Market value of investments at beginning of period	$837	$1,315
Increase (reduction) in market value of investments resulting from:
Net investment income (loss)	138	(358)
Company contributions	47	46
Plan benefit payments	(209)	(166)

	$813	$837

As a result of the poor performance of the financial markets during 2008, the projected benefit obligation of the Company’s funded defined benefit plans at December 31, 2008 exceeded the market value of the plan assets by $358 million. In connection therewith, the Company was required to recognize a $299 million unfavorable after-tax adjustment to the accumulated other comprehensive loss component of equity at December 31, 2008. In addition, the poor investment results for the plans during 2008 will result in an increase of approximately $50 million after tax in pension expense for the full-year 2009 due to lower expected returns on plan assets and higher amortization of actuarial losses. As a result of the workforce reduction, the sale of the Tulsa refinery and the idling of the Eagle Point refinery, the Company also incurred noncash settlement and curtailment losses in these plans during the first nine months of 2009 totaling approximately $70 million after tax and will incur additional noncash settlement losses during the remainder of 2009. Further, management may elect to make additional voluntary contributions to its funded defined benefit plans during the remainder of 2009 if excess cash is available.

Effective June 30, 2010, pension benefits under the Company’s defined benefit pension plans will be frozen for most employees. Similarly, postretirement medical benefits for the majority of future retirees will be phased out for those employees retiring after July 1, 2010. These changes will provide the Company more predictable retirement plan costs and cash flow. By freezing the benefits, Sunoco’s future benefit obligations and requirements for cash contributions for these plans will be substantially reduced.

DIVIDENDS AND SHARE REPURCHASES

In October 2009, the Company’s Board of Directors authorized a plan to reduce the quarterly cash dividend paid on common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year), effective beginning in the first quarter of 2010. The Company had previously increased the quarterly cash dividend from $.275 per share to $.30 per share beginning with the second quarter of 2008. In September 2009, the Company declared a $.30 per share cash dividend to be paid in the fourth quarter of 2009 and, as a result, reflected this estimated $35 million dividend as a reduction in retained earnings at September 30, 2009. In addition, the Company did not repurchase any of its common stock in the open market during the first nine months of 2009 and has no intention to do so in the near future.

NEW ACCOUNTING PRONOUNCEMENTS

For a discussion of the recently issued accounting pronouncements requiring adoption subsequent to September 30, 2009, see Note 14 to the condensed consolidated financial statements.

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

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol and related RINs (Renewable Identification Numbers) used to demonstrate compliance with the renewable fuels standard for credits and trading;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to effect divestitures under favorable terms;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit and accounts receivable securitization facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of the Company’s insurers to meet their obligations;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, disputes with, or changes in contract terms with major customers, suppliers, dealers, distributors or other business partners;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In July 2009, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received a Show Cause Letter and Finding of Violation from the U.S. Environmental Protection Agency (“EPA”) alleging noncompliance with state and federal hazardous waste regulations at Sunoco’s Marcus Hook refinery. An administrative settlement was entered into in September 2009, with Sunoco paying $148 thousand.

In September 2009, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a proposed Consent Assessment of Civil Penalty alleging noncompliance with state and federal air regulations at Sunoco’s Marcus Hook refinery. PADEP is seeking a penalty in excess of $100 thousand.

The U.S. Occupational Safety and Health Administration (“OSHA”) conducted a National Emphasis Program inspection at Sunoco, Inc. (R&M)’s Toledo refinery for a six-month period commencing in November 2007 resulting in the issuance of a citation. In October 2009, Sunoco agreed to settle this citation in the amount of $270 thousand. OSHA conducted an additional inspection at the Toledo refinery beginning in April 2009. This inspection resulted in the issuance of a citation in September 2009 in excess of $100 thousand.

In addition, Sunoco Logistics Partners L.P., the master limited partnership in which Sunoco has a 40 percent ownership interest, is a party in the following administrative proceedings:

In August 2009, the Pipeline Hazardous Materials Safety Administration (“PHMSA”) proposed penalties totaling approximately $200 thousand based on alleged violations of various pipeline safety regulations relating to a November 2008 product release by

Sunoco Pipeline, L.P. in Murrysville, Pennsylvania. Sunoco Pipeline, L.P has appealed the finding of violation and the proposed penalty. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.)

In September 2009, PHMSA issued a final order for $150 thousand relating to a tank overfill incident that occurred at the Darby Creek Tank Farm in November 2005. PHMSA denied Sunoco Pipeline L.P.’s request for reconsideration of the final decision in October 2009. Sunoco Logistics Partners L.P. is currently evaluating further options, including a further appeal of the order or payment of the fine.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline are defendants in approximately 28 lawsuits in 5 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs are seeking to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

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

Half of the remaining MTBE cases are pending in federal court and have been consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). The other half are in state courts in New Hampshire and New York. Discovery is proceeding in all of these cases.

The cases pending in state courts include the following recently filed cases:

Oyster Bay Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, County of Nassau), was filed in June 2009.

Aqua New York of Sea Cliff v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, County of Nassau), was filed in June 2009.

Garden City Park Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, County of Nassau), was filed in June 2009.

South Farmingdale Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Nassau County), was filed in March 2009.

Incorporated Village of Garden City v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Nassau County), was filed in March 2009.

Bethpage Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Nassau County), was filed in March 2009.

Riverhead Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Suffolk County), was filed in March 2009.

South Huntington Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Suffolk County), was filed in March 2009.

Manhasset-Lakeville Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Nassau County), was filed in March 2009.

In addition, since the Form 10-K for the fiscal year ended December 31, 2008 was filed on February 25, 2009, the following previously reported MTBE cases were moved from federal court to state court:

City of Greenlawn Water District v. Amerada Hess Corporation, et al. (including Sunoco)

City of Glen Cove Water District v. Amerada Hess Corporation, et al. (including Sunoco)

Plainview Water District v. Amerada Hess Corporation, et al. (including Sunoco)

Town of Huntington/Dix Hills Water District v. Amerada Hess Corporation, et al. (including Sunoco)

For the group of MTBE cases that are not covered by the December 2007 settlement, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Based on the current law and facts available at this time, no accrual has been established for any potential damages as of September 30, 2009 and Sunoco believes that these cases will not have a material adverse effect on its consolidated financial position.

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at September 30, 2009.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three-month period ended September 30, 2009. As of September 30, 2009, the Company had approximately $600 million of its common stock that may yet be purchased under a $1 billion share repurchase program. This program, which was approved by the Company’s Board of Directors on September 7, 2006, has no stated expiration date.

Item 6.	Exhibits

10.1	Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.3	Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective May 7, 2009 (incorporated by reference to Exhibit A to Sunoco, Inc. Definitive Proxy Statement on Schedule 14A filed on March 17, 2009, File No. 1-6841).

12	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Nine Months Ended September 30, 2009 and 2008.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date: November 5, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.3	Sunoco, Inc. Retainer Stock for Plan Outside Directors, as amended and restated effective May 7, 2009 (incorporated by reference to Exhibit A to Sunoco, Inc. Definitive Proxy Statement on Schedule 14A filed on March 17, 2009, File No. 1-6841).

12	Statements re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the nine months ended September 30, 2009 and 2008.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.