Form 10-K
period 2009-12-31
SUNOCO INC
filed 2010-02-24
CIK 95304

2009

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-6841

SUNOCO, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1743282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1735 Market Street, Suite LL, Philadelphia, PA	19103-7583
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 977-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Convertible Subordinated Debentures 6 3/ 4%, Due June 15, 2012	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2009, the aggregate market value of voting stock held by non-affiliates was $2,707 million.

At January 29, 2010, there were 116,945,136 shares of Common Stock, $1 par value, outstanding.

Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009, are incorporated by reference in Part III of this Form 10-K.

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

The Company, through its subsidiaries, is principally a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels and some petrochemicals. Sunoco’s chemical operations comprise the manufacturing, distribution and marketing of commodity and intermediate petrochemicals. The petroleum refining and marketing, chemicals and logistics operations are conducted principally in the eastern half of the United States. Sunoco’s cokemaking operations currently are conducted in Virginia, Indiana, Ohio, Illinois and Vitória, Brazil. Sunoco has entered into an agreement to sell its polypropylene chemical operations, which is expected to close on or about March 31, 2010.

The Company’s operations are organized into five business segments (Refining and Supply, Retail Marketing, Chemicals, Logistics and Coke) plus a holding company and a professional services group. Sunoco, Inc., the holding company, is a non-operating parent company which includes certain corporate officers. The professional services group consists of a number of staff functions, including: finance; legal and risk management; procurement and supply chain; human resources; information systems; health, environment and safety; engineering and technology; facilities management; transaction processing; and government and public affairs. Costs incurred by the professional services group to provide these services are allocated to the five business segments and the holding company. This discussion of the Company’s business and properties reflects this organizational structure. For additional information regarding these business units, see Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the business segment information presented in Note 19 to the Consolidated Financial Statements (Item 8).

Sunoco owns and operates three refineries which are located in Marcus Hook, PA, Philadelphia, PA and Toledo, OH. These refineries produce principally fuels and commodity petrochemicals. In the fourth quarter of 2009, Sunoco permanently shut down all process units at a refinery in Westville, NJ (also known as Eagle Point) in response to weak demand and increased global refining capacity. In addition, on June 1, 2009, Sunoco sold its refinery located in Tulsa, OK that emphasized lubricants production (see “Refining and Supply” below).

Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise through a network of 4,711 retail outlets in 23 states primarily on the East Coast and in the Midwest United States. In 2009, the Company continued its Retail Portfolio Management program which selectively reduced its invested capital in Company-owned or leased sites, while retaining most of the gasoline sales volumes attributable to the divested sites (see “Retail Marketing” below).

*	In this report, the terms “Company” and “Sunoco” are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships.

Sunoco owns and operates facilities in Philadelphia, PA and Haverhill, OH, which produce phenol and acetone, and in LaPorte, TX, Neal, WV and Marcus Hook, PA, which produce polypropylene (see “Chemicals” below).

Sunoco owns, principally through Sunoco Logistics Partners L.P. (a master limited partnership) (the “Partnership”), a geographically diverse and complementary group of pipelines and terminal facilities which transport, terminal and store refined products and crude oil. Sunoco has a 33 percent interest in the Partnership, which includes a 2 percent general partnership interest (see “Logistics” below).

Sunoco, through SunCoke Energy, Inc. and its affiliates (individually and collectively, “SunCoke Energy”), makes high-quality, blast-furnace coke at its facilities in Vansant, VA (Jewell), East Chicago, IN (Indiana Harbor), Franklin Furnace, OH (Haverhill) and commencing in the fourth quarter of 2009, Granite City, IL (Granite City) and produces metallurgical coal from mines in Virginia and West Virginia primarily for use at the Jewell cokemaking facility. SunCoke Energy is also the operator and has an equity interest in a facility in Vitória, Brazil (Vitória). An agreement has been entered into for a cokemaking facility and associated cogeneration power plant to be built, owned and operated by Sunoco in Middletown, OH which is subject to resolution of all contingencies, including necessary permits (see “Coke” below).

The following are separate discussions of Sunoco’s business segments.

Refining and Supply

The Refining and Supply business manufactures petroleum products, including gasoline, middle distillates (mainly jet fuel, heating oil and diesel fuel) and residual fuel oil as well as commodity petrochemicals, including refinery-grade propylene, benzene, cumene, toluene and xylene at its Marcus Hook, Philadelphia and Toledo refineries. The Company sells these products to other Sunoco business units and to wholesale and industrial customers.

In the fourth quarter of 2009, Sunoco permanently shut down all process units at the Eagle Point refinery in an effort to reduce losses at a time when weak demand and increased global refining capacity have created margin pressure on the entire refining industry. As part of this decision, the Company shifted production from the Eagle Point refinery to the Marcus Hook and Philadelphia refineries which are now operating at higher capacity utilization. Approximately 380 employees have been terminated in connection with the shutdown. The Company expects that the overall impact of this decision will be a reduction in its pretax expense base of approximately $250 million per year, which is in addition to its previously announced target of $300 million in annualized business improvement initiative savings. All processing units ceased production in early November. In connection with this decision, Sunoco recorded a $284 million after-tax provision to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs. This charge is reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. The Company may incur additional charges in 2010 in connection with this decision, although they are not expected to be significant.

In December 2008, Sunoco announced its intention to sell its Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. In connection with this decision, during 2008, Sunoco recorded a $95 million after-tax provision to write down the affected assets to their estimated fair values. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco recognized a $41 million net after-tax gain on divestment of this business. The charge recorded in 2008 and the gain on divestment are reported separately in Corporate and Other in the Earnings Profile of Sunoco

Businesses. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. As a result of the sale, the Tulsa refinery has been classified as a discontinued operation for all periods presented in the consolidated financial statements included in Item 8.

The following table sets forth information concerning the Company’s refinery operations (excluding Tulsa) over the last three years (in thousands of barrels daily and percentages):

	2009	2008	2007
Crude Unit Capacity at December 31*	675.0	825.0	825.0
Crude Inputs as Percent of Crude Unit Rated Capacity	78%	86%	94%
Conversion Capacity at December 31**	343.0	398.0	398.0
Conversion Capacity Utilized	79%	87%	95%
Throughputs:
Crude Oil	625.4	706.5	767.2
Other Feedstocks	70.8	84.8	79.7

Total Throughputs	696.2	791.3	846.9

Products Manufactured:
Gasoline	357.9	382.9	423.6
Middle Distillates	225.3	285.4	287.9
Residual Fuel	59.2	56.4	66.6
Petrochemicals	27.3	34.5	37.2
Other	54.7	64.4	66.3

Total Production	724.4	823.6	881.6
Less Production Used as Fuel in Refinery Operations	34.5	38.0	41.3

Total Production Available for Sale	689.9	785.6	840.3

*	Reflects a 150 thousand barrels-per-day reduction in November 2009 attributable to the shutdown of the Eagle Point refinery and a 10 thousand barrels-per-day increase in July 2007 attributable to a crude unit debottleneck project at the Toledo refinery.
**	Represents capacity to upgrade lower-value, heavier petroleum products into higher-value, lighter products. Reflects a 55 thousand barrels-per-day reduction in November 2009 attributable to the shutdown of the Eagle Point refinery and a 15 thousand barrels-per-day increase in May 2007 attributable to an expansion project at the Philadelphia refinery.

Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without material disruption. Most of the crude oil processed at Sunoco’s refineries is light-sweet crude oil. The Company believes that ample supplies of light-sweet crude oil will continue to be available. The Company also processes limited amounts of discounted high-acid sweet crude oils in its Northeast refineries. During 2009, 2008 and 2007, approximately 61, 71 and 62 thousand barrels per day, respectively, of such crude oils were processed.

The Philadelphia and Marcus Hook refineries process crude oils supplied from foreign sources, while the Toledo refinery processes domestic and Canadian crude oils as well as crude oils supplied from other foreign sources. The foreign crude oil processed at the Company’s Northeast refineries is delivered utilizing ocean-going tankers and coastal distribution tankers and barges that are owned and operated by third parties. Approximately 25 percent of the Company’s ocean-going tanker marine transportation requirements pertaining to its crude supply in the Northeast are met through time charters. Time charter leases for the various marine transportation vessels typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates and generally contain terms of between three to seven years with renewal and sub-lease options. The cost of the remaining marine transportation requirements reflects spot-market rates.

Approximately 20 percent of Sunoco’s crude oil supply (excluding the amount pertaining to the Tulsa refinery) during 2009 came from Nigeria. Some of the crude oil producing areas of this West African country have experienced political and ethnic violence as well as labor disruptions in recent years, which has resulted in the shutdown of a small portion of total Nigerian crude oil production during that time. The lost crude oil production in Nigeria did not have a material impact on Sunoco’s operations. From time to time, Sunoco has used other sweet crude oil alternatives in addition to the Nigerian grades. The Company believes these other sources of light-sweet crude oil will continue to be available in the event it elects to continue to diversify its crude oil slate for economic reasons or in the event it is unable to obtain crude oil from Nigeria in the future.

The following table sets forth information concerning the source of the Company’s crude oil purchases for its Marcus Hook, Philadelphia, Eagle Point and Toledo refineries (in thousands of barrels daily):

	2009	2008	2007
Crude Oil Source:
West Africa	365.5	434.6	530.2
Domestic	53.3	62.1	58.3
Canada	71.7	75.0	89.7
Central Asia	85.9	71.8	37.3
North Sea	31.7	7.6	7.5
South and Central America	12.5	31.8	35.8
Australia	—	5.4	—
“Lubes-Extracted” Gasoil/Naphtha Intermediate Feedstock	8.4	12.8	10.1

	629.0	701.1	768.9

Refining and Supply sells fuels through wholesale and industrial channels principally in the Northeast and upper Midwest and sells petrochemicals on a worldwide basis. The following table sets forth Refining and Supply’s refined product sales (excluding those from the Tulsa refinery) (in thousands of barrels daily):

	2009	2008	2007
To Unaffiliated Customers:
Gasoline	147.6	186.4	181.5
Middle Distillates	223.5	269.2	287.8
Residual Fuel	69.5	65.4	75.9
Petrochemicals	7.3	12.5	15.4
Other	24.2	31.3	31.4

	472.1	564.8	592.0
To Affiliates*	341.8	348.5	361.8

	813.9	913.3	953.8

*	Includes gasoline and middle distillate sales to Retail Marketing and benzene, cumene and propylene sales to Chemicals.

Feedstocks can be moved between Refining and Supply’s refineries in the Northeast by barge, truck and rail. In addition, an interrefinery pipeline leased from Sunoco Logistics Partners L.P. enables the transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks between the Philadelphia and Marcus Hook refineries. Finished products are delivered to customers via the pipeline and terminal network owned and operated by Sunoco Logistics Partners L.P. (see “Logistics” below) as well as by third-party pipelines and barges and by truck and rail.

During the 2008-2009 period, Refining and Supply had capital outlays of approximately $370 million to essentially complete projects at its Philadelphia and Toledo refineries under a 2005 Consent Decree, which settled certain alleged violations under the Clean Air Act. Additional capital outlays totaling approximately $215 million related to projects at the Marcus Hook refinery are expected to be made under the 2005 Consent Decree prior to 2014. The current status of these capital projects ranges from the preliminary design and engineering phase to the construction phase. The Refining and Supply capital plan for the 2008-2009 period also included a project at the Philadelphia refinery to reconfigure a previously idled hydrocracking unit to enable desulfurization of diesel fuel. This project, which was completed in 2009 at a cost of $200 million, increased the facility’s ultra-low-sulfur diesel fuel production capability by 45 thousand barrels per day by upgrading current production of 35 thousand barrels per day of temporary compliance order diesel fuel (TCO) and 10 thousand barrels per day of heating oil.

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

Refining and Supply has undertaken an alkylation process improvement project at its Philadelphia refinery’s HF alkylation unit. The project will involve the incorporation of ReVAP™ technology which will require substantial improvements and modifications to the alkylation unit and supporting utility systems. The project is scheduled for completion during 2010 at an estimated cost of approximately $115 million.

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

Retail Marketing

The Retail Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in 23 states, primarily on the East Coast and in the Midwest region of the United States. The highest concentrations of outlets are located in Connecticut, Florida, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Virginia.

The following table sets forth Sunoco’s retail gasoline outlets at December 31, 2009, 2008 and 2007:

	2009	2008	2007
Direct Outlets:
Company-Owned or Leased:
Company Operated:
Traditional	70	88	91
APlus® Convenience Stores	325	438	458

	395	526	549

Dealer Operated:
Traditional	164	202	230
APlus® Convenience Stores	219	227	230
Ultra Service Centers®	112	122	135

	495	551	595

Total Company-Owned or Leased*	890	1,077	1,144
Dealer Owned**	509	578	575

Total Direct Outlets	1,399	1,655	1,719
Distributor Outlets	3,312	3,065	2,965

	4,711	4,720	4,684

*	Gasoline and diesel throughput per Company-owned or leased outlet averaged 151, 147 and 150 thousand gallons per month during 2009, 2008 and 2007, respectively.
**	Primarily traditional outlets.

Retail Marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

Direct outlets may be operated by Sunoco or by an independent dealer, and are sites at which fuel products are delivered directly to the site by Sunoco trucks or by contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell almost exclusively fuel products under the Sunoco® and Coastal® brands or may include APlus® convenience stores or Ultra Service Centers® that provide automotive diagnostics and repair. Included among Retail Marketing’s outlets at December 31, 2009 were 53 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York, Maryland and Delaware. Of these outlets, 37 were Company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

Distributor outlets are sites in which the distributor takes delivery of fuel products at a terminal where branded products are available. Sunoco does not own, lease or operate these locations.

During the 2007-2009 period, Sunoco generated $207 million of divestment proceeds related to the sale of 261 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. There are currently approximately 90 sites in the program, of which approximately 25 are Company-operated locations. These sites are expected to be divested or converted to contract dealers or distributors primarily over the next two years, generating an estimated $80 million of divestment proceeds.

Branded fuels sales (including middle distillates) averaged 321.2 thousand barrels per day in 2009 compared to 325.1 thousand barrels per day in 2008 and 341.6 thousand barrels per day in 2007.

The Sunoco® brand is positioned as a premium brand. Brand improvements in recent years have focused on physical image, customer service and product offerings. In addition, Sunoco believes its brands and high performance gasoline business have benefited from its sponsorship agreement with NASCAR® that continues until 2016. Under this agreement, Sunoco® is the Official Fuel of NASCAR® and APlus® is the Official Convenience Store of NASCAR®. Sunoco has exclusive rights to use certain NASCAR® trademarks to advertise and promote Sunoco products and is the exclusive fuel supplier for the three major NASCAR® racing series.

Sunoco’s APlus® convenience stores are located principally in Florida, New York and Pennsylvania. These stores supplement sales of fuel products with a broad mix of merchandise such as groceries, fast foods, beverages and tobacco products. The following table sets forth information concerning Sunoco’s APlus® convenience stores:

	2009	2008	2007
Number of Stores (at December 31)	578	703	720
Merchandise Sales (Thousands of Dollars/Store/Month)	$91	$83	$85
Merchandise Margin (Company Operated) (% of Sales)	28%	27%	27%

During 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million and recognized a $26 million after-tax gain in connection with the transaction. This gain is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

Chemicals

The Chemicals business manufactures, distributes and markets commodity and intermediate petrochemicals. The chemicals consist of aromatic derivatives (phenol, acetone, bisphenol-A, and other phenol derivatives) and polypropylene. Phenol and acetone are produced at facilities in Philadelphia, PA and Haverhill, OH; and polypropylene is produced at facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA. (See “Refining and Supply” for a discussion of the commodity petrochemicals produced by Refining and Supply at the Marcus Hook, Philadelphia and Toledo refineries.)

On February 1, 2010, Sunoco entered into an agreement to sell its polypropylene business to Braskem S.A. for approximately $350 million in cash. The sale will include assets and inventory attributable to the polypropylene business, subject to a market-based working capital adjustment at the time of closing. The transaction is subject to regulatory approval and customary closing conditions, and is expected to be completed on or about March 31, 2010. Included in the sale are Sunoco’s polypropylene manufacturing facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA which have the combined capacity to produce 2.15 billion pounds of polypropylene annually. Sunoco expects to record a pretax loss on the sale in the first quarter of 2010 of approximately $185-$195 million. Sunoco will retain its phenol and derivatives business.

During 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a wholly owned subsidiary of LyondellBasell Industries. Under the terms of the partnership agreement, the partnership has agreed to provide Sunoco with 500 million pounds per year of propylene for 15 years priced on a cost-based formula that includes a fixed discount that declines over the life of the partnership. Realization of these benefits is largely dependent upon performance by Equistar. In January 2009, LyondellBasell Industries announced that its U.S. operations (including Equistar) filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Neither the partnership nor the Equistar entities that are partners of the partnership has filed for bankruptcy. Equistar has met all of its obligations under the contracts during 2009 and has not given any indication that it will not perform under its contracts in the future. Sunoco does not believe that the bankruptcy will have a significant adverse impact on its business. Effective December 31, 2009, the partners mutually agreed to discontinue a separate 200 million pounds-per-year propylene supply agreement. In connection therewith, under the terms of the partnership agreement, Equistar will increase the amount of propylene provided to Sunoco from 500 to 520 million pounds per year. The limited partnership and the supply contract are included in the polypropylene assets which are being sold to Braskem S.A.

Sunoco and a third party were owners of a joint venture that consisted of polymer-grade propylene operations at the Marcus Hook, PA refinery and an adjacent polypropylene plant. In December 2007, Sunoco purchased its partner’s interest for $18 million.

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

During March 2009, Sunoco permanently shut down its Bayport, TX polypropylene plant which had become uneconomic to operate and in 2008 also determined that the goodwill related to its polypropylene business no longer had value. In connection therewith, in 2009, the Company recorded a $4 million after-tax accrual for a take-or-pay contract loss, employee terminations and other exit costs in connection with the shutdown of the Bayport facility and, in 2008, recorded a $54 million after-tax provision to write down the affected Bayport assets to estimated fair value and to write off the remaining polypropylene business goodwill. During 2007, Sunoco decided to permanently shut down a previously idled phenol production line at its Haverhill, OH plant that had become uneconomic to restart. In connection with this shutdown, the Company recorded an $8 million after-tax provision to write-off the affected production line. During 2007, Sunoco also recorded a $7 million after-tax loss associated with the sale of its Neville Island, PA terminal facility, which included an accrual for enhanced pension benefits associated with employee terminations and for other required exit costs. These items are reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

The following table sets forth information concerning petrochemicals production by the Chemicals business (in millions of pounds):

	Capacity at December 31, 2009	Production
		2009	2008	2007
Phenol	1,775	1,042	1,379	1,517
Acetone	1,083	642	852	937
Bisphenol-A	240	184	219	223
Other Phenol Derivatives	120	47	62	74
Polypropylene	2,150	1,885	2,218	2,289
Cumene	—	—	—	1,530	*
Propylene	—	—	—	654	*

Total Production	5,368	3,800	4,730	7,224

Less: Production Used as Feedstocks**		207	246	2,434

Total Production Available for Sale		3,593	4,484	4,790

*	Reflects production from the Epsilon cumene and propylene splitter assets prior to the transfer of these assets to Refining and Supply, effective January 1, 2008.
**	Includes phenol and acetone (used in the manufacture of bisphenol-A). Prior to the transfer of the cumene and propylene splitter assets, also included cumene (used in the manufacture of phenol and acetone) and polymer-grade propylene (used in the manufacture of polypropylene).

Petrochemical products produced by the Chemicals business are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. The following table sets forth the sale of petrochemicals to third parties by Chemicals (in millions of pounds):

	2009	2008	2007
Phenol and Related Products (including Bisphenol-A)	1,774	2,274	2,508
Polypropylene	1,925	2,204	2,297
Other	21	65	80

	3,720	4,543	4,885

The tables above reflect only volumes that were manufactured and sold directly by the Chemicals business. Chemicals also manages the third-party chemicals sales for Refining and Supply and a joint venture with Suncor Energy Inc., bringing the total petrochemicals sold under the Sunoco® name to approximately 5.1 billion pounds in 2009.

Sales made by the Chemicals business during 2009 were distributed through the following channels:

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

Logistics

The Logistics business, which is conducted through Sunoco Logistics Partners L.P., operates refined product and crude oil pipelines and terminals and conducts crude oil acquisition and marketing activities primarily in the Northeast, Midwest and South Central regions of the United States. The Logistics business also has an ownership interest in several refined product and crude oil pipeline joint ventures.

In 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating approximately $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 40 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which have provided Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. Sunoco received approximately 56, 56 and 53 percent of the Partnership’s cash distributions during 2009, 2008 and 2007, respectively, attributable to its limited and general partnership interests and its incentive distribution rights. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights which was financed by the Partnership’s issuance of $500 million of long-term debt, consisting of $250 million of 5.50 percent notes due in 2020 and $250 million of 6.85 percent notes due in 2040. In February 2010, Sunoco also sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which further reduced its interest in the Partnership to 33 percent. As a result of these two transactions, Sunoco’s share of Partnership distributions is expected to be approximately 48 percent at the Partnership’s current quarterly cash distribution rate.

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

Refined product pipeline operations, located primarily in the Northeast, Midwest and South Central United States transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco’s other businesses and for third-party integrated petroleum companies, independent refiners, independent marketers and distributors. Crude oil pipeline operations, located in Texas, Oklahoma and Michigan, transport foreign crude oil received at the Partnership’s Nederland, TX and Marysville, MI terminals and crude oil produced primarily in Oklahoma and Texas to refiners (including Sunoco’s Toledo refinery) or to local trade points.

In the third quarter of 2009, the Partnership acquired Excel Pipeline LLC, the owner of a crude oil pipeline which services Gary Williams’ Wynnewood, OK refinery and a refined products terminal in Romulus, MI for a total of $50 million. In November 2008, the Partnership purchased a refined products pipeline system, refined products terminal facilities and certain other related assets located in Texas and Louisiana from affiliates of Exxon Mobil Corporation for $185 million. The Partnership intends to take advantage of additional growth opportunities in the future, both within its current system and with third-party acquisitions.

At December 31, 2009, the Partnership owned and operated approximately 3,850 miles of crude oil pipelines and approximately 2,200 miles of refined product pipelines. In 2009, crude oil and refined product shipments on these pipelines totaled 21.4 and 21.1 billion barrel miles, respectively, as compared to 24.5 and 17.2 billion barrel miles in 2008 and 23.3 and 18.2 billion barrel miles in 2007. These amounts represent 100 percent of the pipeline shipments of these pipelines.

Product terminalling operations include 41 terminals in the Northeast, Midwest and South Central United States that receive refined products from pipelines and distribute them to Sunoco and to third parties, who in turn make deliveries to end-users such as retail outlets. Certain product terminals also provide ethanol blending and other product additive services. During 2009, 2008 and 2007, throughput at these product terminals totaled 462, 436 and 434 thousand barrels daily, respectively. Terminalling operations also include an LPG terminal near Detroit, MI, a crude oil terminal complex adjacent to Sunoco’s Philadelphia refinery, ship and barge docks adjacent to Sunoco’s Eagle Point refinery and a refined products terminal adjacent to Sunoco’s Marcus Hook refinery. During 2009, 2008 and 2007, throughput at these other terminals totaled 591, 653 and 696 thousand barrels daily, respectively.

The Partnership’s Nederland, TX terminal provides approximately 19.6 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local, south central and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for U.S. government purchases for and sales from certain Strategic Petroleum Reserve storage facilities. During 2009, 2008 and 2007, throughput at the Nederland terminal totaled 597, 526 and 507 thousand barrels daily, respectively. During 2009, the Partnership completed its construction of new crude oil storage tanks, four of which were placed into service in 2007, three in 2008 and four in 2009. The Partnership also completed construction of a crude oil pipeline from the Nederland terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery and three related storage tanks with a combined capacity of 2.0 million barrels in 2009 at a total cost of $94 million.

The Partnership’s crude oil pipeline operations in the South Central United States are complemented by crude oil acquisition and marketing operations. During 2009, 2008 and 2007, approximately 182, 177 and 178 thousand barrels daily, respectively, of crude oil were purchased (including exchanges) from third-party leases and approximately 411, 402 and 400 thousand barrels daily, respectively, were purchased in bulk or other exchange transactions. Purchased crude oil is delivered to various trunk pipelines either directly from the wellhead through gathering pipelines or utilizing the Partnership’s fleet of trucks or third-party trucking operations.

Sunoco has agreements with the Partnership which establish fees for administrative services provided by Sunoco to the Partnership and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

Coke

SunCoke Energy, Inc., through its affiliates (individually and collectively, “SunCoke Energy”), owns and operates metallurgical coke plants located in Vansant, VA (Jewell), East Chicago, IN (Indiana Harbor), Franklin Furnace, OH (Haverhill) and Granite City, IL (Granite City) and metallurgical coal mines located in Virginia and West Virginia. SunCoke Energy is also the operator of a metallurgical coke plant in Vitória, Brazil (Vitória).

Aggregate nominal coke production capacity from the plants in the United States approximates 3.67 million tons per year, while production capacity from the Vitória facility approximates 1.7 million tons per year. The

Jewell plant can produce approximately 700 thousand tons per year, the Indiana Harbor plant can produce approximately 1.22 million tons per year, the Haverhill plant can produce approximately 1.1 million tons per year and the Granite City plant can produce approximately 650 thousand tons per year. In addition, the Indiana Harbor plant produces heat as a by-product of SunCoke Energy’s proprietary process that is used by a third party to produce electricity; the Haverhill facility produces steam that is sold to Sunoco’s Chemicals business and electricity from its associated cogeneration power plant for sale in the regional power market; and the Granite City facility produces steam that is sold to a third party. These coke plants use a technology with several proprietary features.

Sunoco received a total of $415 million in exchange for interests in its Indiana Harbor cokemaking operations in two separate transactions in 1998 and 2002. Sunoco did not recognize any gain as of the dates of these transactions because the third-party investors were entitled to a preferential return on their respective investments. The returns of the investors were equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continued until the fourth quarter of 2007 (at which time both investors had recovered their investment and achieved a cumulative annual after-tax return of approximately 10 percent). Those investors are now entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

The following table sets forth information concerning cokemaking and coal mining operations:

	2009	2008	2007
Production (Thousands of Tons):
Coke:
United States	2,868	2,626	2,469
Brazil	1,266	1,581	1,091
Metallurgical Coal	1,134	1,179	1,220
Proven and Probable Metallurgical Coal Reserves at December 31 (Millions of Tons)	99	100	101

In 2009, 86 percent of SunCoke Energy’s metallurgical coal production was converted into coke at the Jewell plant, 12 percent was converted into coke at the Indiana Harbor, Haverhill and Granite City plants and 2 percent was sold in spot market transactions.

Most of the metallurgical coal used to produce coke at the Indiana Harbor, Haverhill and Granite City cokemaking operations is purchased from third parties. Sunoco believes there is an ample supply of metallurgical coal available, and it has been able to supply these facilities without any significant disruption in coke production.

Substantially all coke sales from the Indiana Harbor and Jewell plants and 50 percent of the production from the Haverhill plant are made pursuant to long-term contracts with affiliates of ArcelorMittal. The balance of coke produced at the Haverhill plant is sold to AK Steel and the coke produced at the Granite City plant is sold to US Steel, each under long-term contracts. In addition, the technology and operating fees, as well as preferred dividends pertaining to the Brazilian cokemaking operation are payable to SunCoke Energy under long-term contracts with a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder. There has been no indication that ArcelorMittal, AK Steel or US Steel will not perform under those contracts. However, in the event of nonperformance, SunCoke Energy’s results of operations and cash flows would be adversely affected.

Production from the Indiana Harbor plant is sold and delivered to ArcelorMittal’s Indiana Harbor Works steel plant, which is adjacent to the Indiana Harbor coke plant. The coke purchase agreement requires SunCoke Energy to provide ArcelorMittal with 1.22 million tons of coke annually on a take-or-pay basis through 2013. Where available, any additional production is sold either to ArcelorMittal or to other steel producers. Indiana

Harbor also supplies the hot exhaust gas produced at the plant to a contiguous cogeneration plant operated by an independent power producer for use in the generation of steam and electricity. In exchange, the independent power producer reduces the sulfur and particulate content of that hot exhaust gas to acceptable emission levels. The coke price under the coke agreement at Indiana Harbor reflects the pass through of coal and transportation costs as well as an operating cost and fixed cost component.

SunCoke Energy is also supplying ArcelorMittal with approximately 700 thousand tons per year of coke from the Jewell operation. Under the applicable coke supply agreement, the term of that agreement runs through September 2020 (concurrent with the term of the Haverhill agreement with ArcelorMittal). Under the agreement, coke is being supplied on a take-or-pay basis through October 2012, and thereafter will be supplied based upon ArcelorMittal’s requirements in excess of its existing coke production (subject to the Indiana Harbor coke supply agreement).

Coke production at Jewell through 2007 was sold at fixed prices that escalated semiannually. Beginning in 2008, the price of coke produced at Jewell changed to an amount equal to the sum of (i) the cost of delivered coal to the Haverhill facility multiplied by an adjustment factor, (ii) actual transportation costs, (iii) an operating cost component indexed for inflation, (iv) a fixed-price component, and (v) applicable taxes (except for property and net income taxes). In July 2009, ArcelorMittal filed a lawsuit in Ohio state court challenging the prices charged to ArcelorMittal under the coke purchase agreement. The lawsuit was removed to federal court in Ohio and in January 2010, a motion was granted to dismiss the lawsuit without prejudice on the basis of ArcelorMittal’s failure to allege facts that are sufficient to raise a right of relief above the speculative level. ArcelorMittal has filed an amended complaint in February 2010. SunCoke Energy continues to believe that the prices have been determined in accordance with the agreement and intends to vigorously defend its rights under the coke agreement.

SunCoke Energy is supplying approximately 550 thousand tons per year of coke from its Haverhill plant to affiliates of ArcelorMittal through September 2020. Under the applicable coke supply agreement, coke is being supplied to affiliates of ArcelorMittal on a take-or-pay basis through September 2012, and thereafter based upon requirements in excess of ArcelorMittal’s existing coke production and its other off-take obligations with respect to SunCoke Energy’s Jewell plant and subject to the Indiana Harbor coke supply agreement. The coke price under the coke agreement at Haverhill with affiliates of ArcelorMittal reflects the pass through of coal and transportation costs as well as an operating cost and fixed cost component.

In February 2007, SunCoke Energy entered into coke purchase agreements with two affiliates of OAO Severstal under which SunCoke Energy would build, own and operate an expansion of the Haverhill plant (that would double its cokemaking capacity to 1.1 million tons of coke per year) and the addition of a cogeneration power plant. Operations from the expansion of this cokemaking facility commenced in July 2008 with the expansion essentially completed in the second quarter of 2009. Capital outlays for the project totaled $269 million. In connection with the coke purchase agreements, the affiliates of OAO Severstal agreed to purchase on a take-or-pay basis, over a 15-year period, 550 thousand tons per year of coke from the cokemaking facility. In August 2009, SunCoke Energy entered into a 12-year coke purchase agreement and companion energy sales agreement with AK Steel, which replaced the take-or-pay contract with the affiliates of OAO Severstal effective September 1, 2009 and January 1, 2010, respectively. Under the new agreements, beginning January 1, 2010, AK Steel is required to purchase all 550 thousand tons of coke per year from this facility (AK Steel had a limited purchase obligation of 13.5 thousand tons of coke for 2009). In addition, under the energy sales agreement, AK Steel is obligated to purchase 50 percent of the electricity produced at the associated cogeneration power plant beginning in May 2010. These contracts are subject to early termination after November 2014 provided AK Steel has given at least two years notice of its intention to terminate. In 2009 and 2010, coke sold to AK Steel is at a fixed price. SunCoke Energy has contracted for all of its coal needs under this contract for 2010. Beginning January 1, 2011, the price of coke sold to AK Steel changes to reflect the pass through of coal and transportation costs as well as an operating cost and fixed cost component.

The flue gas produced at Haverhill during the cokemaking process is used to generate low-cost steam that is sold to the adjacent chemical manufacturing complex owned and operated by Sunoco’s Chemicals business and electricity for sale to AK Steel and into the regional power market. The cogeneration plant, which includes a 67 megawatt turbine, will provide, on average, 46 megawatts of power.

During 2007, SunCoke Energy commenced operations on behalf of the local project company at a 1.7 million tons-per-year cokemaking facility and associated cogeneration power plant located in Vitória, Brazil. It also increased its investment in the Vitória coke plant during 2007 by becoming the sole subscriber of preferred shares in the project company for a total equity interest of $41 million. Originally, under a series of agreements with the local project company, in which ArcelorMittal Brasil is the major shareholder (“AMB”), AMB agreed to purchase all of the coke and steam produced at the cokemaking facility under a long-term tolling arrangement and SunCoke Energy agreed to operate the cokemaking facility for a term of not less than 15 years and receive fees for operating the plant as well as for the licensing of SunCoke Energy’s proprietary technology. SunCoke Energy is also entitled to a $9 million annual dividend for 15 years beginning in 2008, assuming certain minimum production levels are achieved at the Vitória coke plant. In addition, AMB and SunCoke Energy have a call and put option, respectively, on SunCoke Energy’s investment in the project company, which can be exercised in 2024. The option price is $41 million, plus any unpaid dividends and related interest. In the fourth quarter of 2009, the commercial and investment structure was modified to allow the local project company to lease the coke facility to AMB rather than enter into a long-term tolling agreement for coke. As part of this restructuring, the long-term operating and maintenance agreement with SunCoke Energy was assigned and restated with AMB and AMB has guaranteed the dividend payable by the local project company to SunCoke Energy.

In February 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with US Steel under which SunCoke Energy would build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to US Steel’s steelmaking facility in Granite City, IL. Operations from this cokemaking facility commenced in the fourth quarter of 2009. Capital outlays for the project totaled $320 million. Under the agreement, US Steel has agreed to purchase on a take-or-pay basis, over a 15-year period, all coke production as well as the steam generated from the heat recovery cokemaking process at this facility. The coke price under the coke agreement with US Steel reflects the pass through of coal and transportation costs as well as an operating cost and fixed cost component.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility subject to resolution of all contingencies, including necessary permits. In February 2010, the Ohio EPA issued a final air permit which is subject to a 30-day appeal period. These facilities are expected to cost in aggregate approximately $380 million and be completed in the second half of 2011. The plant is expected to produce approximately 550 thousand tons of coke per year and, on average, 46 megawatts of power. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through December 31, 2009 totaled $76 million. In the event contingencies (including permit issues) to constructing the project cannot be resolved, AK Steel is obligated to reimburse substantially all of this amount to Sunoco.

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

The refining industry is highly competitive with respect to feedstock supply. Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production available for use at their own refineries, Sunoco obtains substantially all of its crude oil and other feedstocks from unaffiliated sources. The availability and cost of crude oil is affected by global supply and demand. Most of the crude oils processed in Sunoco’s refining system are light-sweet crude oils. Management believes that a diverse supply of light-sweet crude oils will continue to be available.

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

Sunoco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of the location of its refineries and retail network which are well integrated with the distribution system owned by Sunoco Logistics Partners L.P., the master limited partnership that is 33 percent owned by Sunoco.

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

The metallurgical cokemaking business is also highly competitive. Current production from Sunoco’s cokemaking business is largely committed under long-term contracts; therefore, competition mainly impacts its ability to obtain new contracts supporting development of additional production capacity, both in the United States and internationally. The principal competitive factors affecting Sunoco’s cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coals, and environmental performance. Competitors include conventional chemical by-product coke oven engineering and construction companies, other merchant coke producers and competitors that have developed and are attempting to develop heat-recovery cokemaking technology. Most of the world’s coke production capacity is owned by integrated steel companies utilizing conventional chemical by-product coke oven technology. The international merchant coke market is largely supplied by Chinese producers. Sunoco believes it is well-positioned to compete with other coke producers since its proven proprietary technology allows Sunoco to construct coke plants that, when compared to other proven technologies, produce virtually no hazardous air pollutants, produce consistently high quality coke and produce ratable quantities of steam that can be utilized as industrial grade steam or converted into electrical power.

Research and Development

Sunoco’s research and development activities are currently focused on applied research, process and product development, and engineering and technical services related to chemicals. Sunoco spent $9, $10 and $11 million on research and development activities in 2009, 2008 and 2007, respectively.

Employees

As of December 31, 2009, Sunoco had approximately 11,200 employees compared to approximately 13,700 employees as of December 31, 2008. The 18 percent decline was primarily due to employee terminations, the impact of the ongoing Retail Portfolio Management program and the divestments of the Tulsa refinery and the retail heating oil and propane distribution business. Approximately 4,000 of Sunoco’s employees as of December 31, 2009 were employed in Company-operated convenience stores and service stations and approximately 22 percent were covered by 39 collective bargaining agreements as of December 31, 2009 with various terms and dates of expiration.

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

Our profitability depends to a large extent upon the relationship between the price we pay for crude oil and other feedstocks, and the wholesale prices at which we sell our refined products and chemicals. The volatility of prices for crude oil and other feedstocks, refined products and chemicals, and the overall balance of supply and demand for these commodities, could have a significant impact on this relationship. Retail marketing margins also have been volatile, and vary with wholesale prices, the level of economic activity in our marketing areas and as a result of various logistical factors. In many cases, it is very difficult to increase refined product and chemical prices quickly enough to recover increases in the costs of products being sold. We may experience significant changes in our results of operations also due to planned or announced additions to refining capacity by our competitors, variations in the level of refined product imports into the United States, changes in product mix (including increasing usage of renewable biofuels) or competition in pricing. In addition, our profit margins may decline as a direct result of unpredictable factors in the global marketplace, many of which are beyond our control, including:

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

•

Impact of environmental and other regulations affecting the composition of gasoline and other refined products: Federally mandated standards for use of renewable biofuels, such as ethanol and biodiesel in the production of refined products, are transforming traditional gasoline and diesel markets in North America. These regulatory mandates present production and logistical challenges for both the petroleum refining and ethanol industries, and may require additional capital expenditures or expenses by us. We may have to enter into arrangements with other parties to meet our obligations to use advanced biofuels, with potentially uncertain supplies of these new fuels. If we are unable to obtain or maintain sufficient quantities of ethanol to support our blending needs, our sale of ethanol blended gasoline could be interrupted or suspended which could result in lower profits.

There also will be compliance costs related to these regulations. We may experience a decrease in demand for refined petroleum products due to new federal requirements for increased fleet mileage per gallon or due to replacement of refined petroleum products by renewable fuels. In addition, tax incentives and other subsidies making renewable fuels more competitive with refined petroleum products may reduce refined petroleum product margins and the ability of refined petroleum products to compete with renewable fuels. A structural expansion of production capacity for such renewable biofuels, could lead to significant increases in the overall production, and available supply, of gasoline and diesel in markets that we supply. This potential increase in supply of gasoline and diesel could result in lower refining margins for us, particularly in the event of a contemporaneous reduction in demand, or during periods of sustained low demand for such refined products.

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

Our operations could be disrupted if our information systems fail, causing increased expenses and loss of sales.

Our business is highly dependent on financial, accounting and other data processing systems and other communications and information systems, including our enterprise resource planning tools. We process a large number of transactions on a daily basis and rely upon the proper functioning of computer systems. If a key system was to fail or experience unscheduled downtime for any reason, even if only for a short period, our operations and financial results could be affected adversely. Our systems could be damaged or interrupted by a security breach, fire, flood, power loss, telecommunications failure or similar event. We have a formal disaster recovery plan in place, but this plan may not entirely prevent delays or other complications that could arise from an information systems failure. Our business interruption insurance may not compensate us adequately for losses that may occur.

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

We are subject to extensive federal, state and local laws and regulations, including those relating to the protection of the environment, waste management, discharge of hazardous materials, and the characteristics and composition of refined products. Certain of these laws and regulations also require assessment or remediation efforts at many of our facilities and at formerly owned or third-party sites. Environmental laws and regulations may impose liability on us for the conduct of third parties, or for actions that complied with applicable requirements when taken, regardless of negligence or fault. Environmental laws and regulations are subject to frequent change, and often become more stringent over time. Of particular significance to us are:

•

Greenhouse gas emissions: Through the operation of our refineries, chemical plants, marketing facilities, coke plants and coal mines, our operations emit greenhouse gases, or GHG, including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. These include federal and state actions to develop programs for the reduction of GHG emissions as well as proposals that would create a cap and trade system that would require us to purchase carbon emission allowances for emissions at our manufacturing facilities and emissions caused by the use of the fuels that we sell. In addition, during 2009, the EPA indicated that it intends to regulate carbon dioxide emissions. While it is currently not possible to predict the impact, if any, that these issues will have on us or the industry in general, they could result in increases in costs to operate and maintain our facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect our ability to conduct our business and also may reduce demand for our products.

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

Product liability is a significant commercial risk. Substantial damage awards have been made in certain jurisdictions against manufacturers and resellers based upon claims for injuries caused by the use of or exposure to various products. Failure of our products to meet required specifications could result in product liability claims from our shippers and customers and we may be required to change or modify our product specifications, which can be costly and time consuming. There can be no assurance that product liability claims against us would not have a material adverse effect on our business or results of operations.

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

Federal and state legislation and/or regulation could have a significant impact on market conditions and adversely affect our business and results of operations.

From time to time, new legislation or regulations are adopted by the federal government and various states. Any such federal or state legislation or regulations, including but not limited to any potential environmental rules and regulations, tax legislation, energy policy legislation or legislation affecting trade or commercial practices, could have a significant impact on market conditions and could adversely affect our business or results of operations in a material way.

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

We compete with domestic refiners and marketers in the northeastern and midwestern United States and with foreign refiners that import products into the United States. In addition, we compete with producers and marketers in other industries that supply alternative forms of energy and fuels to satisfy the requirements of our industrial, commercial and individual consumers. Certain of our competitors have larger and more complex refineries, and may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of our principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than we do. Unlike these competitors, which have access to proprietary sources of controlled crude oil production, we obtain substantially all of our feedstocks from unaffiliated sources. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of crude oil and other feedstocks or intense price fluctuations.

We have taken significant measures to expand and upgrade units in our refineries by installing new equipment and redesigning older equipment to improve refinery capacity. However, these actions involve significant uncertainties, since upgraded equipment may not perform at expected throughput levels, the yield and product quality of new equipment may differ from design specifications and modifications may be needed to correct equipment that does not perform as expected. Any of these risks associated with new equipment, redesigned older equipment, or repaired equipment could lead to lower revenues or higher costs or otherwise have an adverse effect on future results of operations and financial condition. Newer facilities owned by competitors will often be more efficient than some of our facilities, which may put us at a competitive disadvantage. Over time, some of our facilities may become obsolete, or be unable to compete, because of the construction of new, more efficient facilities.

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

Pipeline operations of Sunoco Logistics Partners L.P., or the Partnership, the master limited partnership in which we hold a 33 percent interest, face significant competition from other pipelines for large volume shipments. These operations also face competition from trucks for incremental and marginal volumes in areas served by the Partnership’s pipelines. The Partnership’s refined product terminals compete with terminals owned by integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

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

Substantially all of our domestic coke sales are currently made under long-term contracts with ArcelorMittal, AK Steel or US Steel. In addition, our technology and operating fees, as well as preferred dividends pertaining to our Brazilian operations, are payable under long-term contracts with a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder.

The global economic slowdown has had an adverse impact on the steel industry. In certain instances, steelmakers have been suspending and renegotiating contracts with their raw-material suppliers in response to a decline in steel demand. Some steel companies have been requesting that their suppliers cancel or postpone deliveries, while others are refusing deliveries and buying their raw materials on the spot market where prices have fallen below long-term contract prices. In the event of nonperformance by our current or future steelmaking customers, our results of operations and cash flows may be adversely affected.

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

We maintain insurance against many, but not all, potential losses or liabilities arising from operating hazards in amounts that we believe to be prudent. Our insurance program includes a number of insurance carriers. Disruptions in the U.S. financial markets have resulted in the deterioration in the financial condition of many financial institutions, including insurance companies. In light of this uncertainty, it is possible that we may not be able to obtain insurance coverage for insured events. Our failure to do so could have a material adverse effect on our future cash flows, operating results and financial condition.

We must make substantial capital expenditures on our operating facilities to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be materially and adversely affected.

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

Our refineries consist of many processing units, a number of which have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures to keep it operating at optimum efficiency. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating.

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

From time to time, our cash requirements may exceed our cash generation. During such periods, we may need to supplement our cash generation with proceeds from financing activities. We have $1.7 billion of revolving credit facilities and a $300 million accounts receivable securitization facility which provides us with available financing to meet our cash needs. In the event of a significant downturn in the financial markets, it is possible that we would be unable to obtain the full amount of the funds available under these facilities to satisfy our cash requirements. Our failure to do so could have a material adverse effect on our business.

Funding, especially on terms acceptable to us, may not be available to meet our future capital needs because of the volatility in the credit and capital markets.

Global market and economic conditions have been, and continue to be volatile. In the event of a significant downturn in the market, the cost of raising money in the debt and equity capital markets could increase substantially and the availability of funds from those markets could diminish significantly. In addition, the cost of obtaining money from the credit markets could increase if lenders and institutional investors increase interest rates, enact tighter lending standards and reduce and/or cease to provide funding to borrowers.

The banks that participate in our revolving credit facilities are subject to the turmoil and volatility of the global economic market. If one or more of these banks were to declare bankruptcy or otherwise be unable to fund its loan commitments under our credit facilities, we may be unable to obtain the full amount of the funds available under the credit facilities and therefore be unable to satisfy our cash requirements.

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

Several of our existing debt instruments and financing arrangements contain restrictive covenants that limit our financial flexibility and that of our subsidiaries. Our credit facilities require the maintenance of certain financial ratios, satisfaction of certain financial condition tests and, subject to certain exceptions, impose restrictions on:

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

We currently maintain investment grade ratings by Fitch, Moody’s and S&P. (Ratings from credit agencies are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating.) It is possible that our current ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Specifically, if Fitch, Moody’s or S&P were to downgrade our long-term rating below investment grade, our borrowing costs would increase, which could adversely affect our ability to attract potential investors and our funding sources could decrease. In addition, our suppliers may not extend favorable credit terms to us or may require us to provide collateral, letters of credit or other forms of security which would drive up our operating costs. As a result, a downgrade in our credit ratings could have a materially adverse impact on our future operations and financial position.

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

We have substantial benefit obligations in connection with our noncontributory defined benefit pension plans. We have made contributions to the plans each year over the past several years to improve their funded status, and we expect to make additional contributions to the plans in the future as well. The projected benefit obligation of our funded defined benefit plans at December 31, 2009 exceeded the market value of our plan assets by $319 million. Poor investment results for the plans during 2008 resulted in an increase of approximately $50 million after tax in pension expense for 2009 due to lower expected returns on plan assets and higher amortization of actuarial losses. As a result of the workforce reduction, the sale of our Tulsa refinery and the shutdown of our Eagle Point refinery, we also incurred noncash settlement and curtailment losses in these plans during 2009 totaling approximately $75 million after tax. In early 2010, we contributed $230 million to our funded defined benefit plans consisting of $140 million of cash and 3.59 million shares of our own common stock valued at $90 million. We also may make additional contributions to our funded defined benefit plans during the remainder of 2010 if we have available cash. Continued poor performance of the financial markets, or decreases in interest rates, could result in additional significant charges to shareholders’ equity and additional significant increases in future pension expense and funding requirements.

We also have substantial benefit obligations in connection with our postretirement health care plans that provide health care benefits for substantially all of our current retirees. These plans are unfunded and the costs are shared by us and our retirees.

To the extent that we have to fund our pension and postretirement health care obligations with cash from operations, we may be at a disadvantage to some of our competitors who do not have the same level of retiree obligations that we have.

A portion of our workforce is unionized, and we may face labor disruptions that could materially and adversely affect our operations.

Approximately 22 percent of our employees are covered by many collective bargaining agreements with various terms and dates of expirations. All of the contracts at our refineries expire in the first quarter of 2012. We cannot assure you that we will not experience a work stoppage in the future as a result of labor disagreements. A labor disturbance at any of our major facilities could have a material adverse effect on our operations.

Acquisitions, divestitures and other significant transactions may adversely affect our business.

We regularly review acquisition, divestiture and other strategic opportunities that would further our business objectives, diversity, upgrade or grow our asset base, or eliminate assets that do not meet our return-on-investment criteria. The anticipated benefits of our acquisitions, divestitures and other strategic transactions may not be realized or may be realized more slowly than we expected. Acquisitions, divestitures and other strategic opportunities have resulted in, and in the future could result in, a number of financial consequences, including without limitation: reduced cash balances and related interest income; higher fixed expenses; the incurrence of debt and contingent liabilities, including indemnification obligations; restructuring actions, which could result in charges that have a material effect on our results of operations and our financial position; loss of customers, suppliers, distributors, licensors or employees of the acquired company; legal, accounting and advisory fees; and one-time write-offs of large amounts.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 3.	LEGAL PROCEEDINGS

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In September 2005, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received a Finding of Violation (“FOV”) from the U.S. Environmental Protection Agency (“EPA”), Region 5, that alleged violations of certain requirements of the Clean Air Act (New Source Performance Standards, Hazardous Organic National Emission Standards for Air Pollutants and Equipment Leak Detection and Repair Regulations) as a result of an inspection at Sunoco’s Haverhill, OH chemical facility. In October 2009, the settlement of this matter in the amount of $400 thousand was finalized. (See also the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2008 and 2007.)

In June 2007, Sunoco, Inc. (R&M) received an Administrative Order of Revocation and Notice of Civil Administrative Penalty Assessment from the New Jersey Department of Environmental Protection (“NJDEP”) for alleged violation of certain provisions of the New Jersey Air Pollution Control Act and related regulations as a result of failed stack tests at Sunoco’s Eagle Point refinery. In March 2009, Sunoco entered into an administrative consent order with NJDEP, which requires Sunoco to pay NJDEP $98 thousand in a penalty assessment and provide $295 thousand in funding for a supplemental environmental project (“SEP”). Sunoco is currently engaged in discussions regarding the SEP. (See also the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2008 and 2007.)

In August 2007, Sunoco, Inc. (R&M) received a proposed Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (“PADEP”) for remediation at a former disposal site associated with its Marcus Hook refinery. Waste from the Marcus Hook refinery was disposed at the site prior to 1972. The site has been subject to ongoing remediation efforts to control migration of contaminated groundwater and surface water. In January 2010, Sunoco entered into a Consent Order and Agreement with PADEP, which requires the Company to institute corrective measures to prevent contamination of surface water bodies, conduct a site-specific mass model study to evaluate metals loading, and conduct sampling and analysis of surface water to determine compliance with phased-in actions levels. Sunoco also agreed to a penalty of $500 thousand, which will be paid out over four years, and a stipulated penalty not to exceed $100 thousand per year for failure to meet measures of success with respect to the corrective measures. (See also the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2008 and 2007.)

In September 2009, PADEP issued a proposed Consent Assessment of Civil Penalty alleging noncompliance with state and federal air regulations at Sunoco’s Marcus Hook refinery. Following negotiations with PADEP, the matter was settled in January 2010 for a civil penalty of $173 thousand. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

The U. S. Occupational Safety and Health Administration (“OSHA”) announced a National Emphasis Program under which it is inspecting domestic oil refinery locations. OSHA conducted inspections at Sunoco, Inc. (R&M)’s Toledo refinery for a six-month period commencing in November 2007, at the Eagle Point refinery for a six-month period commencing in June 2008 and at the Marcus Hook refinery for a six-month period commencing in January 2009. The inspections focused on the OSHA Process Safety Management requirements. The inspections resulted in the issuance of citations in excess of $100 thousand. In October 2009, a settlement was reached with regard to the Toledo inspection, with Sunoco paying $270 thousand. Sunoco has formally contested the Eagle Point and Marcus Hook citations and is in settlement negotiations with OSHA. (See also the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2009 and 2008, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.) OSHA conducted an additional inspection at Sunoco, Inc. (R&M)’s Toledo refinery beginning in April 2009. The inspection resulted in the issuance of a citation in September 2009 in excess of $100 thousand. Sunoco has formally contested the citation and is engaged in settlement discussions with OSHA. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

In addition, Sunoco Logistics Partners L.P., the master limited partnership in which Sunoco has a 33 percent ownership interest, is a party in the following administrative proceedings:

In January 2007, the Pipeline Hazardous Materials Safety Administration (“PHMSA”) proposed penalties totaling $200 thousand based on alleged violations of various pipeline safety requirements relating to meter facilities in Sunoco Pipeline L.P.’s crude oil pipeline system. The timing or outcome of the resolution of this matter cannot reasonably be determined at this time. (See also the Company’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2008 and 2007.)

In August 2009, PHMSA proposed penalties totaling approximately $200 thousand based on alleged violations of various pipeline safety regulations relating to the November 2008 product release by Sunoco Pipeline, L.P. in Murrysville, PA. The Partnership has appealed the finding of violation and the proposed penalty. The timing or outcome of this appeal cannot reasonably be determined at this time. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

In September 2009, PHMSA issued a final order for $150 thousand relating to a tank overfill incident that occurred at the Darby Creek Tank Farm in November 2005. In October 2009, PHMSA denied the Partnership’s request for reconsideration of this final decision and the Partnership subsequently paid the assessed fine. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.)

MTBE Litigation

Sunoco, along with other refiners, and manufacturers and sellers of gasoline is a defendant in approximately 29 lawsuits in 5 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages, and in some cases injunctive relief, punitive damages and attorneys’ fees.

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

In 2008, Sunoco settled four cases related to MTBE contamination in the Fort Montgomery, NY area which included two federal cases and two state cases. A case involving the City of New York was also recently settled. The impact of these settlements was not material.

Approximately half of the remaining MTBE cases are pending in federal court and have been consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). The other cases are in state courts in New Hampshire and New York. Discovery is proceeding in all of these cases.

In 2009, Sunoco established an additional $9 million after-tax charge for estimated future legal expenses attributable to the remaining cases as well as estimated settlement costs for certain of the cases.

The MDL Litigation includes the following cases:

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

The non-MDL Litigation includes the following cases:

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

Plainview Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Nassau County), was filed in March 2009.

Town of Huntington/Dix Hills Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Suffolk County), was filed in March 2009.

Aqua New York of Sea Cliff v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Nassau County), was filed in June 2009.

Garden City Park Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Nassau County), was filed in June 2009.

Hampton Bays Water District v. Amerada Hess Corporation, et al.(including Sunoco) (Supreme Court of the State of New York, Suffolk County), was filed in June 2009.

Oyster Bay Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Nassau County), was filed in June 2009.

The following previously reported MTBE case was dismissed and not refiled in state court:

Albertson Water District v. Sunoco, et al. (U.S. District Court, Southern District of New York), was filed in March 2007.

For the MTBE cases for which no damages have been accrued, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. However, Sunoco does not believe that they will have a material adverse effect on its consolidated financial position.

Other Litigation

In November 2006, a jury entered a verdict in an action brought by the State of New York (State of New York v. LVF Realty, et al.) seeking to recover approximately $57 thousand in investigation costs incurred by the state at a service station located in Inwood, NY, plus interest and penalties. Sunoco owned the property from the 1940s until 1985 and supplied gasoline to the station until 2003. Sunoco denied that it was responsible for the contamination. The jury found Sunoco responsible for 80 percent of the state’s costs plus interest and assessed a penalty against Sunoco of $6 million. In June 2007, the trial court judge in this case denied Sunoco’s post-trial motion requesting that the $6 million penalty verdict be set aside. Sunoco has filed an appeal of this matter and is engaged in settlement discussions with the State of New York. (See also the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2008 and 2007.)

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at December 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of Sunoco, Inc.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years
Anne-Marie Ainsworth, 53 Senior Vice President, Refining	Ms. Ainsworth was elected to her current position effective in November 2009. She was General Manager of Motiva Enterprises’ Norco refinery from November 2006 until October 2009. She was Director, Business Improvement of Shell Downstream, Inc, and Shell Oil Products U.S. from January 2004 until October 2006.

Lynn L. Elsenhans, 53 Chairman, Chief Executive Officer and President, Sunoco, Inc., and Chairman of the Board of Directors, Sunoco Partners LLC	Ms. Elsenhans was elected Chairman of Sunoco, Inc. effective in January 2009 and had previously been elected Chief Executive Officer and President of Sunoco, Inc. effective in August 2008. She was Executive Vice President, Global Manufacturing, Shell Downstream, Inc., a subsidiary of Royal Dutch Shell plc, from January 2005 to July 2008. She was President of Shell Oil Company from June 2003 until March 2005 and President and Chief Executive Officer of Shell Oil Products U.S. from June 2003 until January 2005. Ms. Elsenhans was appointed Chairman of the Board of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P. in October 2008 and had previously been elected Director effective in August 2008.

Bruce G. Fischer, 54 Senior Vice President, Strategy and Portfolio	Mr. Fischer was elected to his present position in October 2008. He was Senior Vice President, Sunoco Chemicals from January 2002 to October 2008.

Vincent J. Kelley, 50 Senior Vice President, Engineering and Technology	Mr. Kelley was elected to his present position effective in November 2009. He was Senior Vice President, Refining and Supply from October 2008 to November 2009, Senior Vice President, Refining, from February 2006 to October 2008 and Vice President, Northeast Refining from March 2001 to February 2006.

Joseph P. Krott, 46 Comptroller	Mr. Krott was elected to his present position in July 1998.

Michael S. Kuritzkes, 49 Senior Vice President and General Counsel	Mr. Kuritzkes was elected to his present position in January 2003.

Brian P. MacDonald, 44 Senior Vice President and Chief Financial Officer	Mr. MacDonald was elected to his present position effective in August 2009. He was Chief Financial Officer of the Commercial Business Unit at Dell, Inc. from December 2008 until July 2009. He was Corporate Vice President and Treasurer of Dell, Inc. from December 2002 until January 2009.

Robert W. Owens, 56 Senior Vice President, Marketing	Mr. Owens was elected to his present position in September 2001.

Bruce D. Rubin, 53 Vice President, Chemicals	Mr. Rubin was elected to his present position in October 2008. He was Vice President, Polymers from July 2004 to October 2008.

Michael J. Thomson, 51 Senior Vice President, Sunoco, Inc., and President, SunCoke Energy, Inc.	Mr. Thomson was elected to his present position in May 2008. He was Vice President, Sunoco, Inc. and Executive Vice President, SunCoke Energy, Inc. from March 2007 to May 2008 and held the additional position of Chief Operating Officer, SunCoke Energy, Inc. from January 2008 to May 2008. He was President, PSEG Fossil LLC, a subsidiary of Public Service Enterprise Group Incorporated, from August 2003 to February 2007.

Dennis Zeleny, 54 Senior Vice President and Chief Human Resources Officer	Mr. Zeleny was elected to his present position effective in January 2009. He was a consultant from April 2004 until July 2005 and again from
June 2007 until January 2009. He was Executive Vice President, Administration & Services, of Caremark Rx LLC from August 2005 until May 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any of its common stock during the three-month period ended December 31, 2009. As of December 31, 2009, the Company had approximately $600 million of its common stock that may yet be purchased under a $1 billion share repurchase program. This program, which was approved by the Company’s Board of Directors on September 7, 2006, has no stated expiration date. The Company currently has no plans to repurchase any of its common stock during 2010.

The other information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 103 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

(Millions of Dollars or Shares, Except Per-Share Amounts)	2009	2008	2007	2006	2005
Statement of Operations Data:
Sales and other operating revenue (including consumer excise taxes)	$31,191	$50,983	$42,295	$36,445	$31,928
Income (loss) from continuing operations*	$(241)	$917	$862	$936	$996
Income (loss) from discontinued operations**	$41	$(28)	$99	$130	$53
Net income (loss)	$(200)	$889	$961	$1,066	$1,049
Net income (loss) attributable to Sunoco, Inc. shareholders	$(329)	$776	$891	$979	$974

Per-Share Data Attributable to Sunoco, Inc. Shareholders:
Income (loss) from continuing operations:
Basic	$(3.16)	$6.87	$6.62	$6.62	$6.74
Diluted	$(3.16)	$6.87	$6.60	$6.58	$6.70
Net income (loss):
Basic	$(2.81)	$6.63	$7.44	$7.63	$7.13
Diluted	$(2.81)	$6.63	$7.43	$7.59	$7.08
Cash dividends on common stock	$1.20	$1.175	$1.075	$.95	$.75

Balance Sheet Data:
Cash and cash equivalents	$377	$240	$648	$263	$919
Total assets	$11,895	$11,150	$12,426	$10,982	$9,931
Short-term borrowings and current portion of long-term debt	$403	$458	$4	$282	$177
Long-term debt	$2,061	$1,705	$1,724	$1,705	$1,234
Shareholders’ equity	$2,557	$2,842	$2,533	$2,075	$2,051
Outstanding shares of common stock	116.9	116.9	117.6	121.3	133.1
Shareholders’ equity per outstanding share	$21.87	$24.31	$21.54	$17.11	$15.41
Total equity	$3,119	$3,280	$2,972	$2,693	$2,698

*	Includes after-tax gains related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units totaling $14 and $90 million in 2008 and 2007, respectively, after-tax gains related to income tax matters totaling $26 and $18 million in 2008 and 2005, respectively, a net after-tax gain totaling $26 million on the divestment of the retail heating oil and propane distribution business in 2009, an after-tax loss associated with a phenol supply contract dispute totaling $56 million in 2005, an after-tax gain totaling $55 million from the liquidation of LIFO inventories in 2009 and after-tax provisions for asset write-downs and other matters totaling $411, $43 and $32 million in 2009, 2008 and 2007, respectively. (See Notes 2, 4 and 6 to the Consolidated Financial Statements under Item 8.)
**	Consists of income (loss) from the Tulsa refinery which was sold on June 1, 2009. Includes after-tax provisions for asset write-downs and other matters totaling $3 and $95 million in 2009 and 2008, respectively, and a net after-tax gain related to the divestment of this facility totaling $41 million in 2009. (See Note 2 to the Consolidated Financial Statements under Item 8.)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is management’s analysis of the financial performance of Sunoco, Inc. and subsidiaries (collectively, “Sunoco” or the “Company”) and of significant trends that may affect its future performance. It should be read in conjunction with Sunoco’s consolidated financial statements and related notes under Item 8. Those statements in Management’s Discussion and Analysis that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 58 for a discussion of the factors that could cause actual results to differ materially from those projected.

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

During 2007, refined product margins in Sunoco’s principal refining centers in the Northeast and Midwest were very strong. Such margins benefited from stringent fuel specifications related to sulfur reductions in gasoline and diesel products, strong premiums for ethanol-blended gasoline, generally tight industry refined product inventory levels on a days-supply basis and strong global refined product demand coupled with refinery maintenance/capital improvement downtime, which led to reductions in spare industry refining capacity. However, refined product margins declined significantly in the first half of 2008 in response to record high crude oil prices and softening global demand, strengthened in the second half of 2008 due to supply disruptions in the Gulf Coast attributable to Hurricanes Gustav and Ike and declining crude oil prices, then declined sharply once again in 2009 in response to weak demand attributable to the global recession. Chemical margins were weak during most of the 2007-2009 period in response to significantly higher feedstock costs and softening demand. In 2008 and 2009, cokemaking profitability benefited from increased price realizations from coke production at the Company’s Jewell operations, which were largely driven by increases in coal prices, and a one-time $41 million investment tax credit.

The Company believes the profitability of the Refining and Supply and Chemicals businesses will continue to be challenged in 2010 due to volatility in the global marketplace causing ongoing weakness in product demand as well as the general oversupply of refined products due to increases in worldwide production capacity. The absolute level of refined product and chemical margins is difficult to predict as they are influenced by extremely volatile factors, including the absolute level of crude oil and other feedstock prices, changes in industry production capacity, the effects of weather conditions on product supply and demand and the status of the global economy. Furthermore, excess capacity, increasing biofuels mandates and additional environmental regulations continue to adversely impact the refining industry. These factors may prevent refiners, including Sunoco, from earning their cost of capital and may lead to industry plant closures in the future. Cokemaking profitability is expected to continue to be strong as a new plant in Granite City, IL comes on stream, although Coke segment profitability may be impacted by volatility of coal prices on the Jewell coal and cokemaking operations.

The Company’s future operating results and capital spending plans will also be impacted by environmental matters (see “Environmental Matters” below).

Strategic Actions

Sunoco is committed to improving its performance and enhancing its shareholder value while, at the same time, maintaining its financial strength and flexibility by striving to:

•	Deliver excellence in health, safety and environmental performance;

•	Increase reliability of Company assets and realize additional operational improvements in each of its businesses;

•	Reduce expenses;

•	Efficiently manage capital spending to minimize outlays;

•	Diversify, upgrade and grow the Company’s asset base through strategic acquisitions and investments;

•	Divest assets that do not meet the Company’s return-on-investment criteria; and

•	Return cash to the Company’s shareholders primarily through the payment of cash dividends.

Sunoco has undertaken the following initiatives as part of this strategy:

In the Refining and Supply business:

•

Permanently shut down all process units at the Eagle Point refinery in the fourth quarter of 2009 in response to weak demand and increased global refining capacity. In connection therewith, the Company shifted production from Eagle Point to its Marcus Hook and Philadelphia refineries. The overall impact of this decision is expected to reduce the Company’s pretax expense base by approximately $250 million per year;

•	Completed the sale of the Tulsa refinery and related inventory in June 2009 and received $157 million in cash proceeds from this divestment; and

•

Completed an acquisition totaling $9 million in June 2009 of a 100 million gallon-per-year ethanol manufacturing facility in New York. The plant is expected to require approximately $25-$30 million in additional capital and is anticipated to start up in the summer of 2010.

In the Retail Marketing business:

•	Completed the sale of the retail heating oil and propane distribution business in September 2009 and received $83 million in cash proceeds from this divestment; and

•

Continued to execute a Retail Portfolio Management program in 2009 designed to enhance overall return on capital employed in the business. Under this program, Sunoco is selectively reducing its invested capital in Company-owned or leased sites, while retaining most of the gasoline sales volumes attributable to the divested sites. Sunoco generated $207 million of divestment proceeds related to the sale of 261 sites during the 2007-2009 period and expects to generate an additional $80 million of proceeds, primarily over the next two years, from divestment activities.

In the Chemicals business:

•	Entered into an agreement in February 2010 to sell the polypropylene business for approximately $350 million in cash which is expected to be completed on or about March 31, 2010; and

•	Permanently shut down in March 2009 the Bayport, TX polypropylene plant.

In the Logistics business:

•	Completed acquisitions totaling $50 million in the third quarter of 2009 of a crude oil pipeline which services Gary Williams’ Wynnewood, OK refinery and a refined products terminal in Romulus, MI;

•

Completed an acquisition totaling $185 million in November 2008 of a refined products pipeline system, refined products terminal facilities and certain other related assets located in Texas and Louisiana; and

•

Completed construction in 2009 of a crude oil pipeline from the Nederland terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery and three related crude oil storage tanks at a total cost of $94 million.

In the Coke business:

•	Commenced operations in the fourth quarter of 2009 at a $320 million, 650 thousand tons-per-year cokemaking facility in Granite City, IL owned by SunCoke Energy;

•

Entered into an agreement in 2008 to build, own and operate a 550 thousand tons-per-year cokemaking facility and associated cogeneration power plant capable of providing 46 megawatts of power in Middletown, OH. Construction of these facilities is expected to cost approximately $380 million and be completed in the second half of 2011;

•	Commenced operations in 2008 at a $269 million, second 550 thousand tons-per-year cokemaking facility and associated cogeneration power plant located at the Company’s Haverhill, OH site; and

•

Began operations in 2007 at a 1.7 million tons-per-year cokemaking facility in Vitória, Brazil. SunCoke Energy has a $41 million preferred stock investment in this facility and receives fees for operating the plant as well as for licensing its proprietary technology to the project company.

Sunoco also:

•	Commenced a business improvement initiative in 2009 which is expected to reduce pretax costs by $300 million on an annualized basis;

•	Modified retirement benefit plans effective June 30, 2010 to freeze pension benefits for most participants and to phase down or eliminate postretirement medical benefits;

•

Modified incentive distribution rights in January 2010 that entitle Sunoco to receive cash in excess of its general partnership interest in Sunoco Logistics Partners L.P. This transaction has provided Sunoco with $201 million in cash in exchange for a portion of future cash flows from the incentive distribution rights;

•

Sold 2.2 million of its limited partnership units to the public in February 2010. The sale generated approximately $145 million of net proceeds and reduced the Company’s ownership interest in Sunoco Logistics Partners L.P. from 40 to 33 percent;

•

Enhanced the funded status of its defined benefit plans in February 2010 with a $230 million contribution consisting of $140 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million; and

•

Reduced the quarterly cash dividend on its common stock, effective beginning in the first quarter of 2010 from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year), which will reduce quarterly cash dividend payments by $18 million.

For additional information regarding the above actions, see Notes 2, 9, 15 and 16 to the Consolidated Financial Statements (Item 8).

Results of Operations

Earnings Profile of Sunoco Businesses (millions of dollars after tax)

	2009	2008	2007
Refining and Supply:
Continuing operations	$(316)	$448	$673
Discontinued Tulsa operations	3	67	99
Retail Marketing	86	201	69
Chemicals	1	36	26
Logistics	97	85	45
Coke	180	105	29
Corporate and Other:
Corporate expenses	(38)	(46)	(67)
Net financing expenses and other	(50)	(22)	(41)
Asset write-downs and other matters:
Continuing operations	(411)	(43)	(32)
Discontinued Tulsa operations	(3)	(95)	—
Eagle Point LIFO inventory profits	55	—	—
Sale of discontinued Tulsa operations	41	—	—
Sale of retail heating oil and propane distribution business	26	—	—
Income tax matters	—	26	—
Issuance of Sunoco Logistics Partners L.P. limited partnership units	—	14	90

Net income (loss) attributable to Sunoco, Inc. shareholders	$(329)	$776	$891

Analysis of Earnings Profile of Sunoco Businesses

In 2009, the net loss attributable to Sunoco, Inc. shareholders was $329 million, or $2.81 per share of common stock on a diluted basis, compared to net income attributable to Sunoco, Inc. shareholders of $776 million, or $6.63 per share, in 2008 and $891 million, or $7.43 per share, in 2007.

The $1,105 million decrease in results attributable to Sunoco, Inc. shareholders in 2009 was primarily due to lower margins from continuing operations in Sunoco’s Refining and Supply ($873 million) and Retail Marketing ($173 million) businesses, higher provisions for asset write-downs and other matters ($276 million), lower production of refined products ($80 million), lower operating results attributable to discontinued Tulsa refining operations ($64 million), lower results attributable to Sunoco’s Chemicals business ($35 million) and higher net financing expenses ($28 million). Partially offsetting these negative factors were lower expenses ($261 million), higher income attributable to the Coke business ($75 million), LIFO inventory profits from the liquidation of refined products in connection with the shutdown of the Eagle Point refinery ($55 million) and the gain on the sale of the discontinued Tulsa refining operations ($41 million).

The $115 million decrease in net income attributable to Sunoco, Inc. shareholders in 2008 was primarily due to higher provisions for asset write-down and other matters ($106 million), lower gains related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units ($76 million), higher expenses ($113 million), lower production of refined products ($102 million), lower operating results attributable to discontinued Tulsa refining operations ($32 million), lower gains on asset divestments ($18 million) and lower retail gasoline and distillate sales volumes ($22 million). Partially offsetting these negative factors were higher average retail gasoline and distillate margins ($178 million); higher refined product margins from continuing operations ($15 million); higher income attributable to Sunoco’s Coke ($76 million), Logistics ($40 million) and Chemicals ($10 million) businesses; lower net financing expenses ($19 million); and gains recognized in 2008 related to certain income tax matters ($26 million).

Refining and Supply—Continuing Operations

The Refining and Supply business manufactures petroleum products and commodity petrochemicals at its Marcus Hook, Philadelphia and Toledo refineries and sells these products to other Sunoco businesses and to wholesale and industrial customers. In the fourth quarter of 2009, Refining and Supply permanently shut down all process units at the Eagle Point refinery in response to weak demand and increased global refining capacity and, on June 1, 2009, sold its discontinued Tulsa refining operations. Prior to the shutdown of the Eagle Point refinery and the sale of the Tulsa refinery, Refining and Supply manufactured petroleum products at these facilities as well as lubricants at Tulsa, which were sold to other Sunoco businesses and to wholesale and industrial customers. The financial and operating data presented in the table below excludes amounts attributable to the Tulsa refinery.

	2009	2008	2007
Income (loss) (millions of dollars)	$(316)	$448	$673
Wholesale margin* (per barrel)	$3.66	$8.60	$8.52
Throughputs (thousands of barrels daily):
Crude oil	625.4	706.5	767.2
Other feedstocks	70.8	84.8	79.7

Total throughputs	696.2	791.3	846.9

Products manufactured (thousands of barrels daily):
Gasoline	357.9	382.9	423.6
Middle distillates	225.3	285.4	287.9
Residual fuel	59.2	56.4	66.6
Petrochemicals	27.3	34.5	37.2
Other	54.7	64.4	66.3

Total production	724.4	823.6	881.6
Less: Production used as fuel in refinery operations	34.5	38.0	41.3

Total production available for sale	689.9	785.6	840.3

Crude unit capacity** (thousands of barrels daily) at December 31	675.0	825.0	825.0
Crude unit capacity utilized	78%	86%	94%
Conversion capacity*** (thousands of barrels daily) at December 31	343.0	398.0	398.0
Conversion capacity utilized	79%	87%	95%

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects a 150 thousand barrels-per-day reduction in November 2009 attributable to the shutdown of the Eagle Point refinery.
***	Represents capacity to upgrade lower-value, heavier petroleum products into higher-value, lighter products. Reflects a 55 thousand barrels-per-day reduction in November 2009 attributable to the shutdown of the Eagle Point refinery.

Refining and Supply’s segment results from continuing operations decreased $764 million in 2009 primarily due to lower realized margins ($873 million) and production volumes ($80 million), partially offset by lower expenses ($190 million). Production volumes decreased in 2009 as market-driven rate reductions reduced production throughout the refining system. During 2009, Sunoco continued its efforts to optimize its production slate and run a broader mix of lower-cost crude oil grades resulting in an overall crude utilization rate of 78 percent for this period. The lower expenses were largely the result of lower costs for purchased fuel and utilities attributable to price declines and lower production volumes as well as the impact of the business improvement initiative.

In the fourth quarter of 2009, Sunoco permanently shut down all process units at the Eagle Point refinery in an effort to reduce losses in Refining and Supply at a time when weak demand and increased global refining capacity have created margin pressure on the entire refining industry. As part of this decision, the Company shifted production from the Eagle Point refinery to the Marcus Hook and Philadelphia refineries which are now operating at higher capacity utilization. Approximately 380 employees have been terminated in connection with the shutdown. The Company expects that the overall impact of this decision will be a reduction in its pretax expense base of approximately $250 million per year, which is in addition to its previously announced target of $300 million in annualized business improvement initiative savings. All processing units ceased production in early November. In connection with this decision, Sunoco recorded a $284 million after-tax provision to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs and recognized a $55 million after-tax LIFO inventory gain from the liquidation of refined product inventories. The charge is reported as part of Asset Write-Downs and Other Matters and the LIFO profits are shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Notes 2 and 6 to the Consolidated Financial Statements under Item 8). The Company may incur additional charges in 2010 in connection with this decision, although they are not expected to be significant.

In June 2009, Sunoco acquired a 100 million gallon-per-year ethanol manufacturing facility in New York from Northeast Biofuels, LP for $9 million. The plant is expected to require approximately $25-$30 million in additional capital and is anticipated to start up in the summer of 2010.

Refining and Supply segment results from continuing operations decreased $225 million in 2008 primarily due to higher expenses ($134 million) and lower production volumes ($102 million), partially offset by higher realized margins ($15 million). The higher expenses were largely the result of increased prices for purchased fuel and utilities. Production volumes from continuing operations decreased approximately 19 million barrels in 2008 compared to 2007. Planned and unplanned maintenance work and economically driven rate reductions in 2008 reduced production throughout the refining system, while production in 2007 was negatively impacted by major turnaround and expansion work at the Philadelphia refinery.

Refining and Supply—Discontinued Tulsa Operations

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. In connection with this decision, during 2008, Sunoco recorded a $95 million after-tax provision to write down the affected assets to their estimated fair values. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco recognized a $41 million net after-tax gain on divestment of this business. The charge recorded in 2008 and the gain on divestment are reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 2 to the Consolidated Financial Statements under Item 8). Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. As a result of the sale, the Tulsa refinery has been classified as a discontinued operation for all periods presented in the consolidated financial statements herein.

Earnings from discontinued Tulsa refining operations decreased $64 million in 2009 primarily due to lower realized margins and the absence of operations after the sale on June 1, 2009. In 2008, earnings from discontinued Tulsa refining operations decreased $32 million primarily due to higher expenses and lower realized margins, partially offset by higher production volumes.

Retail Marketing

The Retail Marketing business sells gasoline and middle distillates at retail and operates convenience stores in 23 states, primarily on the East Coast and in the Midwest region of the United States.

	2009	2008	2007
Income (millions of dollars)	$86	$201	$69
Retail margin* (per barrel):
Gasoline	$3.72	$6.30	$3.92
Middle distillates	$6.22	$7.20	$5.05
Sales (thousands of barrels daily):
Gasoline	291.0	287.4	301.0
Middle distillates	30.2	37.7	40.6

	321.2	325.1	341.6

Retail gasoline outlets	4,711	4,720	4,684

*	Retail sales price less related wholesale price and terminalling and transportation costs per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing segment income decreased $115 million in 2009 primarily due to lower average retail gasoline ($165 million) and distillate ($8 million) margins and lower distillate sales volumes ($11 million), partially offset by lower expenses ($63 million) and higher divestment gains attributable to the Retail Portfolio Management program ($11 million). Retail gasoline margins in the prior-year period benefited from the rapid decrease in wholesale prices during the second half of 2008. During 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million and recognized a $26 million net after-tax gain in connection with the transaction. This gain is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

Retail Marketing segment income increased $132 million in 2008 primarily due to higher retail gasoline ($159 million) and distillate ($19 million) margins, partially offset by lower retail gasoline ($18 million) and distillate ($4 million) sales volumes and lower divestment gains attributable to the Retail Portfolio Management program ($18 million).

During the 2007-2009 period, Sunoco generated $207 million of divestment proceeds related to the sale of 261 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During 2009, 2008 and 2007, net after-tax gains totaling $14, $3 and $21 million, respectively, were recognized in connection with the RPM program. There are currently approximately 90 sites in the program, of which approximately 25 are company-operated locations. These sites are expected to be divested or converted to contract dealers or distributors primarily over the next two years, generating an estimated $80 million of divestment proceeds.

Chemicals

The Chemicals business manufactures phenol and related products at chemical plants in Philadelphia, PA and Haverhill, OH; and polypropylene at facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA. The Chemicals business also distributes and markets these products.

On February 1, 2010, Sunoco entered into an agreement to sell its polypropylene business to Braskem S.A. for approximately $350 million in cash. The sale will include assets and inventory attributable to the polypropylene business, subject to a market-based working capital adjustment at the time of closing. The transaction is subject to regulatory approval and customary closing conditions, and is expected to be completed on or about March 31, 2010. Included in the sale are Sunoco’s polypropylene manufacturing facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA which have the combined capacity to produce 2.15 billion pounds of polypropylene annually. Sunoco expects to record a pretax loss on the sale in the first quarter of 2010 of approximately $185-$195 million. Sunoco will retain its phenol and derivatives business.

	2009	2008	2007
Income (millions of dollars)	$1	$36	$26
Margin* (cents per pound):
All products**	8.7¢	10.7¢	9.8¢
Phenol and related products	8.0¢	9.6¢	8.5¢
Polypropylene**	9.5¢	12.1¢	11.6¢
Sales (millions of pounds):
Phenol and related products	1,774	2,274	2,508
Polypropylene	1,925	2,204	2,297
Other	21	65	80

	3,720	4,543	4,885

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.
**	The polypropylene and all products margins include the impact of a long-term supply contract with Equistar Chemicals, L.P. which is priced on a cost-based formula that includes a fixed discount. These margins exclude an unfavorable lower of cost or market inventory adjustment totaling $20 million ($12 million after tax) in 2008 and the reversal of this adjustment in 2009.

Chemicals segment income decreased $35 million in 2009 primarily due to lower margins ($60 million) and sales volumes ($47 million), partially offset by lower expenses ($46 million) and the reversal of a $12 million after-tax unfavorable lower of cost or market adjustment to its polypropylene inventory that had been previously recorded in 2008 ($24 million). The lower expenses were largely the result of lower costs for purchased fuel oil and utilities attributable to price declines and lower production volumes.

Chemicals segment income increased $10 million in 2008 due primarily to higher margins ($31 million) and lower expenses ($17 million), partially offset by lower sales volumes ($24 million) and the provision to write down polypropylene inventory to market value ($12 million). The lower expenses were largely due to the transfer of cumene and propylene splitter assets to Refining and Supply, effective January 1, 2008.

During March 2009, Sunoco permanently shut down its Bayport, TX polypropylene plant which had become uneconomic to operate and in 2008 also determined that the goodwill related to its polypropylene business no longer had value. In connection therewith, in 2009, the Company recorded a $4 million after-tax accrual for a take-or-pay contract loss, employee terminations and other exit costs in connection with the shutdown of the Bayport facility and, in 2008, recorded a $54 million after-tax provision to write down the affected Bayport assets to estimated fair value and to write off the remaining polypropylene business goodwill. During 2007, Sunoco decided to permanently shut down a previously idled phenol production line at its Haverhill, OH plant that had become uneconomic to restart. In connection with this shutdown, the Company recorded an $8 million after-tax provision to write off the affected production line. During 2007, Sunoco also recorded a $7 million after-tax loss associated with the sale of its Neville Island, PA terminal facility, which included an accrual for enhanced pension benefits associated with employee terminations and for other required exit costs. These items are reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 2 to the Consolidated Financial Statements under Item 8).

During 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a wholly owned subsidiary of LyondellBasell Industries. Under the terms of the partnership agreement, the partnership has agreed to provide Sunoco with 500 million pounds per year of propylene for 15 years priced on a cost-based formula that includes a fixed discount that declines over the life of the partnership. Realization of these benefits is largely dependent upon performance by Equistar. In January 2009, LyondellBasell Industries announced that its U.S. operations (including Equistar) filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Neither the partnership nor the Equistar entities that are partners of the partnership has filed for bankruptcy. Equistar has met all of its obligations under the contracts during 2009 and has not given any indication that it will not perform under its contracts in the future. Sunoco does not believe that the bankruptcy will have a significant adverse impact on its business. Effective December 31, 2009, the partners mutually agreed to discontinue a separate 200 million pounds-per-year propylene supply agreement. In connection therewith, under the terms of the partnership agreement, Equistar will increase the amount of propylene provided to Sunoco from 500 to 520 million pounds per year. The limited partnership and the supply contract are included in the polypropylene assets which are being sold to Braskem S.A.

Logistics

The Logistics business operates refined product and crude oil pipelines and terminals and conducts crude oil acquisition and marketing activities primarily in the Northeast, Midwest and South Central regions of the United States. In addition, the Logistics business has an ownership interest in several refined product and crude oil pipeline joint ventures. Substantially all logistics operations are conducted through Sunoco Logistics Partners L.P. (the “Partnership”), a consolidated master limited partnership. Sunoco has a 33 percent interest in Sunoco Logistics Partners L.P., which includes its 2 percent general partnership interest (see “Capital Resources and Liquidity—Other Cash Flow Information” below).

	2009	2008	2007
Income (millions of dollars)	$97	$85	$45
Pipeline and terminal throughput (thousands of barrels daily)*:
Unaffiliated customers	1,436	1,221	1,137
Affiliated customers	1,449	1,587	1,665

	2,885	2,808	2,802

*	Excludes joint-venture operations.

Logistics segment income increased $12 million in 2009 due to record earnings from Sunoco Logistics Partners L.P. resulting from higher lease acquisition results, increased crude oil pipeline and storage revenues, and earnings from a refined products pipeline and terminal system acquired in November 2008 (see below).

Logistics segment income increased $40 million in 2008 primarily resulting from increased pipeline fees and higher lease acquisition margins in its crude oil pipeline system. Also contributing to the increase were higher earnings from the eastern pipeline system and terminalling operations.

In the third quarter of 2009, the Partnership acquired Excel Pipeline LLC, the owner of a crude oil pipeline which services Gary Williams’ Wynnewood, OK refinery and a refined products terminal in Romulus, MI for a total of $50 million. During 2009, the Partnership also completed the construction of new crude oil storage tanks, four of which were placed into service in 2007, three in 2008 and four in 2009. In November 2008, the Partnership purchased a refined products pipeline system, refined products terminal facilities and certain other related assets located in Texas and Louisiana from affiliates of Exxon Mobil Corporation for $185 million. The Partnership intends to take advantage of additional growth opportunities in the future, both within its current system and with third-party acquisitions.

Sunoco has agreements with the Partnership which establish fees for administrative services provided by Sunoco to the Partnership and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

Coke

The Coke business, through SunCoke Energy, Inc. and its affiliates (individually and collectively, “SunCoke Energy”), currently makes high-quality, blast-furnace coke at its Jewell facility in Vansant, VA, at its Indiana Harbor facility in East Chicago, IN, at its Haverhill facilities in Franklin Furnace, OH, at its Granite City facility in Granite City, IL and at a facility in Vitória, Brazil, and produces metallurgical coal from mines in Virginia and West Virginia, primarily for use at the Jewell cokemaking facility. In addition, the Indiana Harbor plant produces heat as a by-product that is used by a third party to produce electricity; the Haverhill facility produces steam that is sold to Sunoco’s Chemicals business and electricity from its associated cogeneration power plant that is sold to a third party and the regional power market; and the Granite City facility produces steam that is sold to a third party. SunCoke Energy is the operator of the Vitória, Brazil facility. An agreement has been entered into for a cokemaking facility and associated cogeneration power plant to be built, owned and operated by SunCoke Energy in Middletown, OH, which is subject to resolution of all contingencies, including necessary permits.

	2009	2008	2007
Income (millions of dollars)	$180	$105	$29
Coke production (thousands of tons):
United States	2,868	2,626	2,469
Brazil	1,266	1,581	1,091

Coke segment income increased $75 million in 2009 primarily due to improved results from Jewell operations largely associated with higher price realizations from coke production and the recognition of a one-time $41 million investment tax credit associated with the start up of the Granite City facility in the fourth quarter of 2009. Also contributing to the improvement was $12 million of after-tax dividend income from the Brazilian cokemaking operations.

For 2010, coke segment after-tax income is expected to be approximately $125-$140 million, down from the $180 million earned in 2009. The lower expected earnings reflect the absence of the one-time $41 million investment tax credit, lower anticipated price realizations from Jewell coke production and higher spending on technology and business development activities, partially offset by a full year of Granite City operations.

Coke segment income increased $76 million in 2008 primarily due to increased price realizations from coke production at Jewell. Partially offsetting this positive factor were higher noncontrolling interest, selling, general and administrative and depreciation expenses.

Sunoco received a total of $415 million in exchange for interests in its Indiana Harbor cokemaking operations in two separate transactions in 1998 and 2002. Sunoco did not recognize any gain as of the dates of these transactions because the third-party investors were entitled to a preferential return on their respective investments. The returns of the investors were equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continued until the fourth quarter of 2007 (at which time both investors had recovered their investment and achieved a cumulative annual after-tax return of approximately 10 percent). Those investors are now entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038. Prior to completion of the preferential return period, expense was recognized to reflect the investors’ preferential returns. Such expense, which is included in Net Financing Expenses and Other under Corporate and Other in the Earnings Profile of Sunoco Businesses, totaled $13 million after tax in 2007. With the completion of the preferential return periods, the third-party investor’s share of net income is now recognized as expense by the Coke business.

With respect to the Jewell operation, beginning in January 2008, the price of coke from this facility (700 thousand tons per year) changed from a fixed price to an amount equal to the sum of (i) the cost of delivered coal to the Haverhill facility multiplied by an adjustment factor, (ii) actual transportation costs, (iii) an operating cost component indexed for inflation, (iv) a fixed-price component, and (v) applicable taxes (except for property and net income taxes). In July 2009, ArcelorMittal filed a lawsuit in Ohio state court challenging the prices charged to ArcelorMittal under the coke purchase agreement. The lawsuit was removed to federal court in Ohio and in January 2010, a motion was granted to dismiss the lawsuit without prejudice on the basis of ArcelorMittal’s failure to allege facts that are sufficient to raise a right of relief above the speculative level. ArcelorMittal has filed an amended complaint in February 2010. SunCoke Energy continues to believe that the prices have been determined in accordance with the agreement and intends to vigorously defend its rights under the coke agreement.

In February 2007, SunCoke Energy entered into coke purchase agreements with two affiliates of OAO Severstal under which SunCoke Energy would build, own and operate an expansion of the Haverhill plant (that would double this facility’s cokemaking capacity to 1.1 million tons of coke per year) and the addition of a cogeneration power plant. Operations from the expansion of this cokemaking facility commenced in July 2008 with the expansion essentially completed in the second quarter of 2009. Capital outlays for the project totaled $269 million. In connection with the coke purchase agreements, the affiliates of OAO Severstal agreed to purchase, on a take-or-pay basis, over a 15-year period, 550 thousand tons per year of coke from the cokemaking facility. In August 2009, SunCoke Energy entered into a 12-year coke purchase agreement and companion energy sales agreement with AK Steel, which replaced the take-or-pay contract with the affiliates of OAO Severstal effective September 1, 2009 and January 1, 2010, respectively. Under the new agreements, beginning January 1, 2010, AK Steel is required to purchase all 550 thousand tons of coke per year from this facility (AK Steel had a limited purchase obligation of 13.5 thousand tons of coke for 2009). In addition, under the energy sales agreement, AK Steel is obligated to purchase 50 percent of the electricity produced at the associated cogeneration power plant beginning in May 2010. These contracts are subject to early termination after November 2014 provided AK Steel has given at least two years notice of its intention to terminate.

In February 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with US Steel under which SunCoke Energy would build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to US Steel’s steelmaking facility in Granite City, IL. Operations from this cokemaking facility commenced in the fourth quarter of 2009. Capital outlays for the project totaled $320 million. Under the agreement, US Steel has agreed to purchase on a take-or-pay basis, over a 15-year period, all coke production as well as the steam generated from the heat recovery cokemaking process at this facility.

Substantially all coke sales from the Indiana Harbor and Jewell plants and 50 percent of the production from the Haverhill plant are made pursuant to long-term contracts with affiliates of ArcelorMittal. The balance of coke produced at the Haverhill plant is sold to AK Steel and the coke produced at the Granite City plant is sold to US

Steel, each under long-term contracts. In addition, the technology and operating fees, as well as preferred dividends pertaining to the Brazilian cokemaking operation are payable to SunCoke Energy under long-term contracts with a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder. There has been no indication that ArcelorMittal, AK Steel or US Steel will not perform under those contracts. However, in the event of nonperformance, SunCoke Energy’s results of operations and cash flows would be adversely affected.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility subject to resolution of all contingencies, including necessary permits. In February 2010, the Ohio EPA issued a final air permit which is subject to a 30-day appeal period. These facilities are expected to cost in aggregate approximately $380 million and be completed in the second half of 2011. The plant is expected to produce 550 thousand tons of coke per year and provide on average, 46 megawatts of power. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through December 31, 2009 totaled $76 million. In the event contingencies (including permit issues) to constructing the project cannot be resolved, AK Steel is obligated to reimburse substantially all of this amount to Sunoco.

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

Corporate and Other

Corporate Expenses—Corporate administrative expenses decreased $8 million in 2009 primarily due to lower payroll and other employee-related costs. In 2008, corporate administrative expenses decreased $21 million primarily due to the absence of an adjustment to charitable contributions expense that was made in 2007 and lower accruals for performance-related incentive compensation.

Net Financing Expenses and Other—Net financing expenses and other increased $28 million in 2009 primarily due to lower interest income ($8 million) and higher interest expense ($17 million). In 2008, net financing expenses and other decreased $19 million primarily due to higher capitalized interest ($8 million) and the absence of expense attributable to the preferential return of third-party investors in Sunoco’s Indiana Harbor cokemaking operations ($9 million).

Asset Write-Downs and Other Matters—During 2009, Sunoco recorded a $284 million after-tax provision in connection with the shutdown of all process units at the Eagle Point refinery; established a $100 million after-tax accrual for employee terminations and related costs in connection with a business improvement initiative; recorded a $24 million after-tax provision to write down to estimated fair value certain other assets primarily in the Refining and Supply business, including $3 million after tax attributable to discontinued Tulsa operations; established $11 million of after-tax accruals related to the shutdown of Chemicals’ polypropylene plant in Bayport, TX and for costs associated with MTBE litigation; and recognized a $5 million net after-tax curtailment gain related to a freeze of pension benefits for most participants in the Company’s defined benefit pension plans and a phasedown or elimination of postretirement medical benefits, effective June 30, 2010. During 2008, Sunoco recorded a $95 million after-tax provision to write down Refining and Supply’s Tulsa refinery, which was sold on June 1, 2009; recorded a $35 million after-tax provision to write down Chemicals’ Bayport, TX polypropylene plant; recorded a $19 million after-tax provision to write off the goodwill pertaining to Chemicals’ polypropylene business; and recorded an $11 million after-tax gain on an insurance recovery related to an MTBE litigation settlement. In 2007, Sunoco recorded an $8 million after-tax provision to write off a previously idled phenol line at Chemicals’ Haverhill, OH plant which was permanently shutdown; recorded a $7 million after-tax loss related to the sale of the Chemicals’ Neville Island terminal facility; and recorded a $17 million after-tax accrual related to the settlement of certain MTBE litigation. (See Notes 2 and 14 to the Consolidated Financial Statements under Item 8.)

Eagle Point LIFO Inventory Profits—During 2009, Sunoco recognized a $55 million after-tax gain from the liquidation of refined product inventories in connection with the permanent shutdown of the Eagle Point refinery.

Sale of Discontinued Tulsa Operations—During 2009, Sunoco recognized a $41 million net after-tax gain related to the divestment of the discontinued Tulsa operations (see Note 2 to the Consolidated Financial Statements under Item 8).

Sale of Retail Heating Oil and Propane Distribution Business—During 2009, Sunoco recognized a $26 million net after-tax gain on divestment of the retail heating oil and propane distribution business (see Note 2 to the Consolidated Financial Statements under Item 8).

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

Analysis of Consolidated Statements of Operations

Revenues—Total revenues were $31.31 billion in 2009, $51.08 billion in 2008 and $42.57 billion in 2007. The 39 percent decrease in 2009 was primarily due to lower refined product prices and sales volumes. Also contributing to the decline were lower crude oil prices in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. In 2008, the 20 percent increase was primarily due to higher refined product prices as well as higher crude oil prices in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses—Total pretax costs and expenses were $31.91 billion in 2009, $49.74 billion in 2008 and $41.26 billion in 2007. The 36 percent decrease in 2009 was primarily due to lower crude oil and refined product acquisition costs resulting from price declines and lower crude oil throughputs. Also contributing to the decline were lower crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. In 2008, the 21 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting largely from price increases and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Financial Condition

Capital Resources and Liquidity

Cash and Working Capital—At December 31, 2009, Sunoco had cash and cash equivalents of $377 million compared to $240 million at December 31, 2008 and $648 million at December 31, 2007 and had a working capital deficit of $654 million compared to $1,102 million at December 31, 2008 and $1,002 million at

December 31, 2007. The $137 million increase in cash and cash equivalents in 2009 was due to $548 million of net cash provided by operating activities (“cash generation”) and $174 million of net cash provided by financing activities, partially offset by a $585 million net use of cash in investing activities. The $408 million decrease in cash and cash equivalents in 2008 was due to a $1,401 million net use of cash in investing activities, partially offset by $836 million of cash generation and $157 million of net cash provided by financing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at December 31, 2009 by $2,725 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. Sunoco anticipates generating approximately $70 million of cash in 2010 from the liquidation of inventories attributable to the permanent shutdown of the Eagle Point refinery, assuming current price levels. In addition, the Company expects to receive a federal income tax refund of approximately $400 million during 2010 for the carryback of its 2009 net operating loss. Certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities—In 2009, Sunoco’s cash generation was $548 million compared to $836 million in 2008 and $2,367 million in 2007. The $288 million decrease in cash generation in 2009 was primarily due to a decrease in operating results, partially offset by a decrease in cash used to fund working capital levels and an increase in noncash charges. The $1,531 million decrease in cash generation in 2008 was primarily due to an increase in working capital levels pertaining to operating activities. Increases in crude oil prices typically increase cash generation as the payment terms on Sunoco’s crude oil purchases are generally longer than the terms on product sales. Conversely, decreases in crude oil prices typically result in a decline in cash generation. Crude oil prices increased in 2009 after decreasing in 2008.

Other Cash Flow Information—Divestment activities also have been a source of cash. During the 2007-2009 period, proceeds from divestments totaled $456 million and related primarily to the divestments of the Tulsa refinery and related inventory and the retail heating oil and propane distribution business in 2009 as well as the sale of retail gasoline outlets throughout the 2007-2009 period.

In 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating approximately $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 40 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which have provided Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. Sunoco received approximately 56, 56 and 53 percent of the Partnership’s cash distributions during 2009, 2008 and 2007, respectively, attributable to its limited and general partnership interests and its incentive distribution rights. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights which was financed by the Partnership’s issuance of $500 million of long-term debt, consisting of $250 million of 5.50 percent notes due in 2020 and $250 million of 6.85 percent notes due in 2040. In February 2010, Sunoco also sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which further reduced its interest in the Partnership to 33 percent. As a result of these two transactions, Sunoco’s share of Partnership distributions is expected to be approximately 48 percent at the Partnership’s current quarterly cash distribution rate.

The Partnership acquired interests in various pipelines and other logistics assets during the 2007-2009 period (see “Capital Program” below). The Partnership expects to finance future growth opportunities with a combination of borrowings and the issuance of additional limited partnership units to the public to maintain a balanced capital structure. Any issuance of limited partnership units to the public would dilute Sunoco’s ownership interest in the Partnership.

Financial Capacity—Management currently believes that future cash generation is expected to be sufficient to satisfy Sunoco’s ongoing capital requirements, to fund its pension obligations (see “Retirement Benefit Plans” below) and to pay cash dividends on Sunoco’s common stock. However, from time to time, the Company’s short-term cash requirements may exceed its cash generation due to various factors including reductions in margins for products sold and increases in the levels of capital spending (including acquisitions) and working capital. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a $1.3 billion revolving credit facility with a syndicate of 19 participating banks (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At December 31, 2009, the Company’s tangible net worth was $3.0 billion and its targeted tangible net worth was $2.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At December 31, 2009, this ratio was .41 to 1. At December 31, 2009, the Facility was being used to support $282 million of commercial paper and $115 million of floating-rate notes due in 2034. Floating rate notes totaling $103 million were issued in April 2009 to replace similar notes that were redeemed during the first quarter of 2009. The Company remarkets the floating-rate notes on a weekly basis. However, any inability to remarket the floating-rate notes would have no impact on the Company’s liquidity as they currently represent a reduction in funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility with a syndicate of 11 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $238 and $323 million at December 31, 2009 and 2008, respectively. In March 2009, the Partnership entered into an additional $63 million revolving credit facility with two participating banks, which expires in September 2011. At December 31, 2009, there was $31 million outstanding under this facility. The $400 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The $63 million facility contains a similar covenant but the ratio in this covenant may not exceed 4 to 1. At December 31, 2009, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.4 to 1.

In August 2009, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with two participating banks, extending an existing accounts receivable securitization facility that was scheduled to expire in August 2009, by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $300 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At December 31, 2009, there were no borrowings under the receivables facility.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	December 31
	2009	2008
Short-term borrowings	$397	$310
Current portion of long-term debt	6	148
Long-term debt	2,061	1,705

Total debt*	$2,464	$2,163

*	Includes $868 and $748 million at December 31, 2009 and 2008, respectively, attributable to Sunoco Logistics Partners L.P.

In March 2009, Sunoco issued $250 million of 9 5/8 percent notes due in 2015. In February 2009, Sunoco Logistics Partners L.P. issued $175 million of 8 3/4 percent notes due in 2014.

Management believes the Company can access the capital markets to pursue strategic opportunities as they arise. In addition, the Company has the option of selling an additional portion of its Sunoco Logistics Partners L.P. interests, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

Contractual Obligations—The following table summarizes the Company’s significant contractual obligations (in millions of dollars):

	Total	Payment Due Dates
		2010	2011-2012	2013-2014	Thereafter
Total debt:
Principal	$2,464	$403	$734	$427	$900
Interest	645	128	217	168	132
Operating leases*	731	123	154	103	351
Purchase obligations:
Crude oil, other feedstocks and refined products**	8,049	6,250	516	425	858
Transportation and distribution	1,610	321	348	264	677
Obligations supporting financing arrangements***	51	9	18	10	14
Properties, plants and equipment	53	50	3	—	—
Other	243	73	71	45	54

	$13,846	$7,357	$2,061	$1,442	$2,986

*	Includes $172 million pertaining to lease extension options which are assumed to be exercised.
**	Includes feedstocks for chemical manufacturing and coal purchases for cokemaking operations.
***	Represents fixed and determinable obligations to secure wastewater treatment services at the Toledo refinery and coal handling services at the Indiana Harbor cokemaking facility.

Sunoco’s operating leases include leases for marine transportation vessels, service stations, office space and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year. Approximately 24 percent of the $731 million of future minimum annual rentals relates to time charters for marine transportation vessels. Most of these time charters contain terms of between three to seven years with renewal and sublease options. The time charter leases typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates. In the table above, the variable component of the lease payments has been estimated utilizing the average spot-market prices for the year 2009. The actual variable component of the lease payments attributable to these time charters could vary significantly from the estimates included in the table.

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Sunoco’s principal purchase obligations in the ordinary course of business consist of: crude oil, other feedstocks and refined products and transportation and distribution services, including pipeline and terminal throughput and railroad services. Approximately one-third of the contractual obligations to purchase crude oil, other feedstocks and refined products reflected in the above table for 2010 relates to spot-market purchases to be satisfied within the first 60-90 days of the year. Sunoco also has contractual obligations supporting financing arrangements of third parties, contracts to acquire or construct properties, plants and equipment, and other contractual obligations, primarily related to services and materials, including commitments to purchase supplies and various other maintenance, systems and communications services. Most of Sunoco’s purchase obligations are based on market prices or formulas based on market prices. These purchase obligations generally include fixed or minimum volume requirements. The purchase obligation amounts in the table above are based on the minimum quantities to be purchased at estimated prices to be paid based on current market conditions. Accordingly, the actual amounts may vary significantly from the estimates included in the table.

Sunoco also has obligations pertaining to unrecognized tax benefits and related interest and penalties amounting to $31 million, which have been excluded from the table above as the Company does not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made (see Note 4 to the Consolidated Financial Statements under Item 8). In addition, Sunoco has obligations with respect to its defined benefit pension plans and postretirement health care plans, which have also been excluded from the table above (see “Retirement Benefit Plans” below and Note 9 to the Consolidated Financial Statements under Item 8).

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

Capital Program

The following table sets forth Sunoco’s planned and actual capital expenditures for additions to properties, plants and equipment as well as the Company’s acquisitions and other capital outlays (in millions of dollars):

	2010 Plan	2009		2008		2007
Refining and Supply:
Continuing operations	$320	$377		$629		$645
Discontinued Tulsa operations	—	3		23		55
Retail Marketing	124	80		128		111
Chemicals	31	35		49		84	*
Logistics	147	225	**	330	***	120
Coke	215	229		312		221	†

Consolidated capital program	$837	$949		$1,471		$1,236

*	Includes $18 million acquisition of the noncontrolling interest in a polypropylene joint venture.
**	Includes $50 million acquisition of a crude oil pipeline in Oklahoma and a refined products terminal in Michigan.
***	Includes $185 million acquisition from ExxonMobil of a refined products pipeline system and related storage facilities located in Texas and Louisiana.
†	Includes $39 million investment in Brazilian cokemaking operations.

The Company’s 2010 planned capital expenditures consist of $330 million for income improvement projects; $267 million for infrastructure spending; $122 million for turnarounds at the Company’s refineries; $56 million for projects, primarily under a 2005 Consent Decree, which settled certain alleged violations under the Clean Air Act; and $62 million for other environmental projects. The $330 million of outlays for income improvement projects consist of $115 million related to committed growth opportunities in the Logistics business, $163 million towards construction of cokemaking facilities in Middletown, OH, $25 million at the recently acquired ethanol manufacturing facility in New York which is expected to start up in the summer of 2010 and $27 million for various other income improvement projects primarily in Retail Marketing. In addition to the $115 million related to committed growth opportunities noted above, the Logistics business may spend an additional $60-$85 million for identified growth opportunities during 2010.

The Company’s 2009 capital outlays consisted of $439 million for income improvement projects; $216 million for infrastructure spending; $68 million for turnarounds at the Company’s refineries; $111 million for projects at the Philadelphia and Toledo refineries under the 2005 Consent Decree; $65 million for other environmental projects; and $50 million for acquisitions. The $439 million of outlays for income improvement projects consisted of $71 million related to the $200 million project at the Philadelphia refinery to increase ultra-low-sulfur-diesel fuel production capability; $143 million related to growth opportunities in the Logistics business, including amounts attributable to projects to increase crude oil storage capacity at the Partnership’s Nederland terminal and to add a crude oil pipeline which connects the terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery; $184 million towards construction of cokemaking facilities in Granite City, IL and Middletown, OH; and $41 million for various other income improvement projects. The $50 million of outlays for acquisitions related to the purchase by the Logistics business of a crude oil pipeline in Oklahoma and a refined products terminal in Michigan.

The Company’s 2008 capital outlays consisted of $540 million for income improvement projects, $300 million for infrastructure spending, $90 million for turnarounds at the Company’s refineries, $258 million for the projects under the 2005 Consent Decree, $98 million for other environmental projects and $185 million for acquisitions. The $540 million of outlays for income improvement projects consisted of $94 million related to the project at the Philadelphia refinery to increase ultra-low-sulfur-diesel fuel production capability, $11 million for other refinery upgrade projects, $118 million related to growth opportunities in the Logistics business, $85 million towards construction of a $269 million expansion of the Haverhill, OH cokemaking facility and an associated cogeneration power plant, $211 million towards construction of cokemaking facilities in Granite City, IL and Middletown, OH and $21 million for various other income improvement projects in Retail Marketing. The $185 million of outlays for acquisitions related to the purchase by the Logistics business of a refined products pipeline system and related storage facilities located in Texas and Louisiana.

The Company’s 2007 capital outlays consisted of $494 million for income improvement projects, $358 million for infrastructure spending, $97 million for turnarounds at the Company’s refineries, $182 million for the projects under the 2005 Consent Decree, $48 million for other environmental projects and $57 million for acquisitions and other capital outlays. The $494 million of outlays for income improvement projects consisted of $126 million attributable to a project which expanded the fluid catalytic cracking capacity and crude oil flexibility at the Philadelphia refinery, $24 million attributable to a crude unit debottleneck project at the Toledo refinery, $33 million relating to the project at the Philadelphia refinery to increase ultra-low-sulfur-diesel fuel production capability, $35 million for other refinery upgrade projects, $94 million related to growth opportunities in the Logistics business, $165 million towards the expansion of the Haverhill, OH cokemaking facility and the construction of an associated cogeneration power plant and $17 million for various other income improvement projects in Chemicals and Retail Marketing. The $57 million for acquisitions and other capital outlays consisted of a $39 million investment by the Coke business in a Brazilian cokemaking operation and an $18 million purchase by the Chemicals business of the noncontrolling interest in a polypropylene joint venture.

Retirement Benefit Plans

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	December 31
	2009	2008
Balance at beginning of year	$837	$1,315
Increase (reduction) in market value of investments resulting from:
Net investment income (loss)	169	(358)
Company contributions	47	46
Plan benefit payments	(249)	(166)

Balance at end of year	$804	$837

As a result of the poor performance of the financial markets during 2008, the projected benefit obligation of the Company’s funded defined benefit plans at December 31, 2008 exceeded the market value of the plan assets by $358 million. In connection therewith, the Company was required to recognize a $299 million unfavorable after-tax adjustment to the accumulated other comprehensive loss component of shareholders’ equity at December 31, 2008. Poor investment results for the plans during 2008 also resulted in an increase of approximately $50 million after tax in pension expense for 2009 due to lower expected returns on plan assets and higher amortization of actuarial losses. As a result of the workforce reduction, the sale of the Tulsa refinery and the permanent shutdown of the Eagle Point refinery, the Company incurred noncash settlement and curtailment losses in these plans during 2009 totaling approximately $75 million after tax. At December 31, 2009, the projected benefit obligation for the Company’s funded pension plans exceeded plan assets by $319 million. In early 2010, the Company contributed $230 million to its funded defined benefit plans consisting of $140 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. The Company may make additional contributions to its funded defined benefit plans during the remainder of 2010 if it has available cash. The Company also has unfunded obligations for other defined benefit plans and postretirement benefit plans which totaled $505 million at December 31, 2009. There is no legal requirement to pre-fund these plans which are funded as benefit payments are made.

Effective June 30, 2010, pension benefits under the Company’s defined benefit pension plans will be frozen for most of the participants in these plans at which time the Company will institute a profit-sharing contribution on behalf of these employees in its defined contribution plan. Postretirement medical benefits have also been phased down or eliminated for all employees retiring after July 1, 2010. There are currently no planned changes in benefits for any employees who retire prior to this date or for current retirees. As a result of these changes, the Company’s pension and postretirement benefits liability declined approximately $95 million in the fourth quarter of 2009. The benefit of this liability reduction will be amortized into income through 2019. The pretax cost of benefits earned (net of the expected profit sharing contributions) and interest on the existing obligations are expected to decline approximately $25 million on an annualized basis as a result of these changes. The reduction in service and interest cost will also increase the likelihood that settlement gains or losses, representing the accelerated amortization of deferred gains and losses, will be recognized in the future as previously earned lump sum payments are made.

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

	2009	2008	2007
Pollution abatement capital*	$176	$356	$230
Remediation	39	42	41
Operations, maintenance and administration	217	210	196

	$432	$608	$467

*	Capital expenditures for pollution abatement include amounts to comply with the 2005 Consent Decree pertaining to certain alleged Clean Air Act violations at the Company’s refineries. Pollution abatement capital outlays are expected to approximate $118 and $119 million in 2010 and 2011, respectively.

Remediation Activities

Information regarding remediation activities at Sunoco’s facilities and at formerly owned or third-party sites is included in the discussion under “Environmental Remediation Activities” in Note 14 to the Consolidated Financial Statements (Item 8) and is incorporated herein by reference.

Regulatory Matters

Through the operation of its refineries, chemical plants, marketing facilities, coke plants and coal mines, Sunoco’s operations emit greenhouse gases (“GHG”), including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. Current proposals being considered by Congress include a cap and trade system that would begin in 2012 which would require the Company to provide carbon emission allowances for emissions at its manufacturing facilities as well as emissions caused by the use of fuels it sells. The cap and trade program would require affected businesses to buy emission credits from the government, other businesses or through an auction process. While the exact amount of such costs would not be established until the future, the Company believes that these costs could be material, and there is no assurance that the Company would be able to recover them in the sale of its products. Other federal and state actions to develop programs for the reduction of GHG emissions are also being considered. In addition, during 2009, the EPA indicated that it intends to regulate carbon dioxide emissions. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

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

Sunoco is at risk for possible changes in the market value of all of its derivative contracts; however, such risk would be mitigated by price changes in the underlying hedged items. At December 31, 2009, Sunoco had accumulated net derivative deferred losses, before income taxes, of less than $1 million on all of its open derivative contracts. Open contracts as of December 31, 2009 vary in duration but generally do not extend beyond 2010.

Sunoco also is exposed to credit risk in the event of nonperformance by derivative counterparties. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached. As a result, the Company had no significant derivative counterparty credit exposure at December 31, 2009 (see Note 18 to the Consolidated Financial Statements under Item 8).

Interest Rate Risk

Sunoco has market risk exposure for changes in interest rates relating to its outstanding borrowings. Sunoco manages this exposure to changing interest rates through the use of a combination of fixed- and floating-rate debt. At December 31, 2009, the Company had $1,798 million of fixed-rate debt and $666 million of floating-

rate debt. A hypothetical one-percentage point decrease in interest rates would increase the fair value of the Company’s fixed-rate borrowings at December 31, 2009 by approximately $80 million. However, such change in interest rates would not have a material impact on income or cash flows as the majority of the outstanding borrowings consisted of fixed-rate instruments. Sunoco also has market risk exposure for changes in interest rates relating to its retirement benefit plans (see “Critical Accounting Policies—Retirement Benefit Liabilities” below). Sunoco generally does not use derivatives to manage its market risk exposure to changing interest rates.

Dividends and Share Repurchases

The Company has paid cash dividends regularly on a quarterly basis since 1904. The Company reduced the quarterly cash dividend on its common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year) beginning with the first quarter of 2010. The Company had previously increased the quarterly cash dividend from $.25 per share to $.275 per share beginning with the second quarter of 2007 and then to $.30 per share beginning with the second quarter of 2008. The Company’s management believes that Sunoco’s current dividend level is sustainable under current conditions.

The Company did not repurchase any of its common stock in 2009. In 2008 and 2007, the Company repurchased 0.8 and 4.0 million shares, respectively, of its common stock for $49 and $300 million, respectively. At December 31, 2009, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock. Additional repurchases of Company stock will be dependent on prevailing market conditions, available cash and the attractiveness of repurchasing stock relative to other investment alternatives. The Company currently has no plans to repurchase any of its common stock during 2010.

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

Retirement Benefit Liabilities

Sunoco has substantial obligations in connection with its funded and unfunded noncontributory defined benefit pension plans. Effective June 30, 2010, benefits under these plans will be frozen for most participants. In addition, Sunoco has postretirement benefit plans which provide health care benefits for substantially all of its current retirees. Medical benefits under these plans will also be phased down or eliminated for all employees retiring after July 1, 2010. There are currently no planned changes in benefits for any employees who retire prior to this date or for current retirees. The postretirement benefit plans are unfunded and the costs are shared by Sunoco and its retirees. The levels of required retiree contributions to these plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance. In addition, there is a dollar cap on Sunoco’s future contributions for its principal postretirement health care benefits plan, which significantly reduces the impact of future cost increases on the estimated postretirement benefit expense and benefit obligation.

The principal assumptions that impact the determination of both expense and benefit obligations for Sunoco’s pension plans are the discount rate and the long-term expected rate of return on plan assets. The discount rate and the health care cost trend are the principal assumptions that impact the determination of expense and benefit obligations for Sunoco’s postretirement health care benefit plans.

The discount rates used to determine the present value of future pension payments and medical costs are based on a portfolio of high-quality (AA rated) corporate bonds with maturities that reflect the duration of Sunoco’s pension and other postretirement benefit obligations. The present values of Sunoco’s future pension and other postretirement obligations were determined using discount rates of 5.50 and 5.10 percent, respectively, at December 31, 2009 and 6.00 and 5.95 percent, respectively, at December 31, 2008. Sunoco’s expense under these plans is determined using the discount rate as of the beginning of the year, which for pension plans was 6.00 percent for 2009, 6.25 percent for 2008, 5.85 percent for 2007, and will be 5.50 percent for 2010, and for postretirement plans was 5.95 percent for 2009, 6.10 percent for 2008, 5.80 percent for 2007, and will be 5.10 percent for 2010.

The long-term expected rate of return on plan assets was assumed to be 8.25 percent for each of the last three years. A long-term expected rate of return of 8.25 percent on plan assets is also expected to be used to determine Sunoco’s pension expense for 2010. The expected rate of return on plan assets is estimated utilizing a variety of factors including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and fixed income securities. In determining pension expense, the Company applies the expected rate of return to the market-related value of plan assets at the beginning of the year, which is determined using a quarterly average of plan assets from the preceding year. The expected rate of return on plan assets is designed to be a long-term assumption. It generally will differ from the actual annual return which is subject to considerable year-to-year variability. For 2009, the pension plan assets generated a positive return of 25.2 percent, compared to a negative return of 28.8 percent in 2008 and a positive return of 6.3 percent in 2007. For the 15-year period ended December 31, 2009, the compounded annual investment return on Sunoco’s pension plan assets was a positive return of 7.9 percent. As permitted by existing accounting rules, the Company does not recognize currently in pension expense the difference between the expected and actual return on assets. Rather, the difference along with other actuarial gains or losses resulting from changes in actuarial assumptions used in accounting for the plans (primarily the discount rate) and differences between actuarial assumptions and actual experience are fully recognized in the consolidated balance sheets. Except as discussed below, if such actuarial gains and losses on a cumulative basis exceed 10 percent of the projected benefit obligation, the excess is amortized into net income as a component of pension or postretirement benefits expense generally over the average remaining service period of plan participants still employed with the Company, which currently is approximately 10 years for the pension plans and approximately 7 years for the postretirement benefit plans. At December 31, 2009, the accumulated net actuarial loss for defined benefit and postretirement benefit plans was $520 and $79 million, respectively. The accumulated net actuarial loss for the defined benefit plans reflects a $50 million reduction attributable to a curtailment gain from the freeze in plan benefits described above.

Sunoco is also required to accelerate the recognition of a portion of its cumulative actuarial losses into net income if the amount of pension liabilities settled in a given year is greater than the service and interest cost components of its defined benefit plans expense. In 2009, as a result of the workforce reduction, the sale of the Tulsa refinery and the permanent shutdown of the Eagle Point refinery, the Company incurred noncash settlement losses totaling $111 million with respect to its defined benefit plans. In addition, as a result of the above-noted changes, the pretax cost of benefits earned and interest on the existing defined benefit pension plan obligations are expected to decline approximately $35 million on an annualized basis. This reduction in service and interest cost will also increase the likelihood that settlement gains or losses will be recognized in the future as previously earned lump sum payments are made.

Sunoco has unrecognized prior service benefits attributable to its postretirement benefit plans of $48 million at December 31, 2009, which includes approximately $45 million attributable to the phase down or elimination of retiree medical benefits described above. Such benefits are being amortized over the remaining service period to full eligibility of plan participants which is approximately 3 years.

The initial health care cost trend assumptions used to compute the accumulated postretirement benefit obligation were increases of 9.0 percent, 9.5 percent and 10.0 percent at December 31, 2009, 2008 and 2007, respectively. These trend rates were assumed to decline gradually to 5.5 percent in 2017 and to remain at that level thereafter.

Set forth below are the estimated increases in pension and postretirement benefits expense and benefit obligations that would occur in 2010 from a change in the indicated assumptions (dollars in millions):

	Change in Rate	Expense	Benefit Obligations*
Pension benefits:
Decrease in the discount rate	.25%	$4	$28
Decrease in the long-term expected rate of return on plan assets	.25%	$2	$—
Postretirement benefits:
Decrease in the discount rate	.25%	$—	$8
Increase in the annual health care cost trend rates	1.00%	$1	$12

*	Represents the projected benefit obligations for defined benefit plans and the accumulated postretirement benefit obligations for postretirement benefit plans.

Long-Lived Assets

The cost of plants and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. There have been no significant changes in the useful lives of the Company’s plants and equipment during the 2007-2009 period.

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

Sunoco had asset impairments totaling $285, $155 and $8 million after tax during 2009, 2008 and 2007, respectively. The impairments in 2009 related primarily to the write-down to estimated fair value of the Eagle Point refinery which was permanently shut down in the fourth quarter of 2009 as well as the write-down of certain other assets primarily in the Refining and Supply business. The estimated fair value of the Eagle Point assets is largely based upon an independent appraiser’s use of observable current replacement costs of similar new equipment adjusted to reflect the age, condition, maintenance history and estimated remaining useful life. As such, it reflects both observable and unobservable inputs and is therefore determined to be a level 3 fair value measurement within the fair value hierarchy under generally accepted accounting principles. The impairments in 2008 related to the discontinued Tulsa refining operations, which were sold on June 1, 2009; a polypropylene plant in Bayport, TX which was permanently shut down in March 2009; goodwill related to the Company’s polypropylene business; and certain retail marketing properties held for sale in the Company’s Retail Portfolio Management program. The impairment in 2007 related to the permanent shutdown of a previously idled phenol line at the Company’s Haverhill, OH plant. For a further discussion of these asset impairments, see Note 2 to the Consolidated Financial Statements (Item 8).

Sunoco also conducted impairment tests for its chemical assets during 2009. Since the criteria for assets held for sale had not been met at December 31, 2009, the assets were tested to see if their undiscounted cash flows exceeded their carrying amounts.

With regard to its polypropylene chemical assets, the undiscounted cash flows were estimated assuming that a potential sale or continued operations were approximately equally likely. Sunoco’s best estimate of future operating cash flows was prepared based upon the Company’s operating plan for the next three years and margins realized during the most recent six-year business cycle. Under this scenario, the undiscounted cash flows were significantly greater than the related carrying amounts and no impairment was necessary. On February 1, 2010, Sunoco entered into an agreement to sell its polypropylene business to Braskem S.A. for approximately $350 million in cash. Sunoco expects to record a pretax loss on the sale in the first quarter of 2010 of approximately $185-$195 million.

The impairment test for the phenol chemicals business was prepared based upon Sunoco’s best estimate of future operating cash flows from its phenol plants over their expected useful lives. The estimate of future undiscounted cash flows was prepared based upon the Company’s operating plan for the next three years and margins realized during the most recent six-year business cycle. While the undiscounted cash flows exceeded the carrying amounts of the assets, the margin was relatively narrow. The Company is currently pursuing opportunities to increase the profitability of this business. However, given the sensitivity of the most recent impairment test, if phenol sales volumes and margins do not return to their historical levels, a significant writedown of the phenol assets could be required.

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

Sunoco’s accrual for environmental remediation activities amounted to $116 million at December 31, 2009. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, existing accounting guidance requires that the minimum of the range be accrued unless some other point in the range is more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent they are probable of occurrence and reasonably estimable.

Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2009, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $85 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $9 million at December 31, 2009. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

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

New Accounting Pronouncements

For a discussion of recently issued accounting pronouncements requiring adoption subsequent to December 31, 2009, see Note 1 to the Consolidated Financial Statements (Item 8).

Forward-Looking Statements

Some of the information included in this report contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although management believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those discussed in this report. In addition, statements in this report concerning future dividend declarations are subject to approval by the Company’s Board of Directors and will be based upon circumstances then existing. Such risks and uncertainties include, without limitation:

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in refining, marketing and chemical margins;

•	Changes in coal and coke prices;

•	Variation in crude oil and petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Effects of transportation disruptions;

•	Changes in the price differentials between light-sweet and heavy-sour crude oils;

•	Changes in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities and on product supply and demand;

•	Age of, and changes in the reliability, efficiency and capacity of, the Company’s operating facilities or those of third parties;

•	Changes in the expected operating levels of Company assets;

•	Changes in the level of capital expenditures or operating expenses;

•

Effects of adverse events relating to the operation of the Company’s facilities and to the transportation and storage of hazardous materials (including equipment malfunction, explosions, fires, spills, and the effects of severe weather conditions);

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol and related RINs (Renewable Identification Numbers) used to demonstrate compliance with the renewable fuels standard for credits and trading;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to effect divestitures under favorable terms;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit and accounts receivable securitization facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of the Company’s insurers to meet their obligations;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

•

Changes in the status of, or initiation of new litigation, arbitration, or other proceedings to which the Company is a party or liability resulting from such litigation, arbitration, or other proceedings, including natural resource damage claims.

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

The information required by this Item is incorporated herein by reference to the Quantitative and Qualitative Disclosures about Market Risk on pages 52-53 of this report.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on the COSO criteria. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which appears on page 62.

Lynn L. Elsenhans

Chairman, Chief Executive Officer and President

Brian P. MacDonald

Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal

Control Over Financial Reporting

To the Shareholders and Board of Directors,

Sunoco, Inc.

We have audited Sunoco, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Sunoco, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunoco, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Sunoco, Inc. and subsidiaries and our report dated February 24, 2010 expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania

February 24, 2010

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Shareholders and Board of Directors,

Sunoco, Inc.

We have audited the accompanying consolidated balance sheets of Sunoco, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income and equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunoco, Inc. and subsidiaries at December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunoco, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

Philadelphia, Pennsylvania

February 24, 2010

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Operations

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Years Ended December 31
	2009	2008*	2007*
Revenues
Sales and other operating revenue (including consumer excise taxes)	$31,191	$50,983	$42,295
Interest income	5	17	25
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 15)	—	23	151
Other income, net (Notes 2 and 3)	116	53	98

	31,312	51,076	42,569
Costs and Expenses
Cost of products sold and operating expenses	27,364	45,687	37,056
Consumer excise taxes	2,387	2,439	2,568
Selling, general and administrative expenses	699	834	880
Depreciation, depletion and amortization	521	499	468
Payroll, property and other taxes	143	144	131
Provision for asset write-downs and other matters (Note 2)	693	68	53
Interest cost and debt expense	145	111	127
Interest capitalized	(39)	(39)	(26)

	31,913	49,743	41,257
Income (loss) from continuing operations before income tax expense (benefit)	(601)	1,333	1,312
Income tax expense (benefit)(Note 4)	(360)	416	450

Income (loss) from continuing operations	(241)	917	862
Income (loss) from discontinued operations, net of income taxes	41	(28)	99

Net income (loss)	(200)	889	961
Less: Net income attributable to noncontrolling interests	129	113	70

Net income (loss) attributable to Sunoco, Inc. shareholders	$(329)	$776	$891

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock (Note 16):
Basic:
Income (loss) from continuing operations	$(3.16)	$6.87	$6.62
Income (loss) from discontinued operations	.35	(.24)	.82

Net income (loss)	$(2.81)	$6.63	$7.44

Diluted:
Income (loss) from continuing operations	$(3.16)	$6.87	$6.60
Income (loss) from discontinued operations	.35	(.24)	.83

Net income (loss)	$(2.81)	$6.63	$7.43

Weighted-average number of shares outstanding (Notes 5 and 16):
Basic	116.9	117.0	119.7
Diluted	116.9	117.1	120.0
Cash dividends paid per share of common stock (Note 16)	$1.20	$1.175	$1.075

*	Reclassified to conform to 2009 presentation (Notes 1 and 2).

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Balance Sheets

(Millions of Dollars)

	At December 31
	2009	2008*
Assets
Cash and cash equivalents	$377	$240
Accounts and notes receivable, net	2,262	1,636
Inventories (Note 6)	635	821
Income tax refund receivable	394	—
Deferred income taxes (Note 4)	96	138

Total current assets	3,764	2,835

Investments and long-term receivables (Note 7)	179	173
Properties, plants and equipment, net (Note 8)	7,626	7,799
Deferred charges and other assets (Note 10)	326	343

Total assets	$11,895	$11,150

Liabilities and Equity
Accounts payable	$3,322	$2,409
Accrued liabilities	484	731
Short-term borrowings (Note 11)	397	310
Current portion of long-term debt (Note 12)	6	148
Taxes payable	209	339

Total current liabilities	4,418	3,937

Long-term debt (Note 12)	2,061	1,705
Retirement benefit liabilities (Note 9)	778	836
Deferred income taxes (Note 4)	998	859
Other deferred credits and liabilities (Note 13)	521	533
Commitments and contingent liabilities (Note 14)

Total liabilities	8,776	7,870

Equity (Notes 15,16 and 17)
Common stock, par value $1 per share
Authorized—400,000,000 shares;
Issued, 2009—281,206,200 shares;
Issued, 2008—281,141,020 shares	281	281
Capital in excess of par value	1,703	1,667
Retained earnings	5,541	6,010
Accumulated other comprehensive loss	(329)	(477)
Common stock held in treasury, at cost
2009—164,261,064 shares;
2008—164,263,232 shares	(4,639)	(4,639)

Total Sunoco, Inc. shareholders’ equity	2,557	2,842
Noncontrolling interests	562	438

Total equity	3,119	3,280

Total liabilities and equity	$11,895	$11,150

*	Reclassified to conform to 2009 presentation (Note 1).

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Millions of Dollars)

	For the Years Ended December 31
	2009	2008*	2007*
Cash Flows from Operating Activities:
Net income (loss)	$(200)	$889	$961
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on divestment of discontinued Tulsa operations	(70)	—	—
Gain on divestment of retail heating oil and propane distribution business	(44)	—	—
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 15)	—	(23)	(151)
Provision for asset write-downs and other matters	699	228	53
Depreciation, depletion and amortization	521	515	480
Deferred income tax expense	54	15	186
Payments less than (in excess of) expense for retirement plans	32	(31)	(32)
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(705)	1,148	(343)
Inventories	113	318	76
Accounts payable and accrued liabilities	676	(2,368)	1,194
Income tax refund receivable and taxes payable	(525)	146	(53)
Other	(3)	(1)	(4)

Net cash provided by operating activities	548	836	2,367

Cash Flows from Investing Activities:
Capital expenditures	(899)	(1,286)	(1,179)
Acquisitions (Note 2)	(50)	(185)	—
Investment in Brazilian cokemaking operations	—	—	(39)
Proceeds from divestment of Tulsa refinery and related inventory (Note 2)	157	—	—
Proceeds from other divestments	209	21	69
Other	(2)	49	(44)

Net cash used in investing activities	(585)	(1,401)	(1,193)

Cash Flows from Financing Activities:
Net proceeds from (repayments of) short-term borrowings	74	207	(275)
Net proceeds from issuance of long-term debt	1,059	343	280
Repayments of long-term debt	(835)	(115)	(264)
Net proceeds from issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 15)	110	—	—
Purchase of noncontrolling interests (Note 15)	—	—	(18)
Cash distributions to investors in cokemaking operations	(19)	(31)	(36)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(75)	(61)	(55)
Cash dividend payments	(140)	(138)	(129)
Purchases of common stock for treasury	—	(49)	(300)
Other	—	1	8

Net cash provided by (used in) financing activities	174	157	(789)

Net increase (decrease) in cash and cash equivalents	137	(408)	385
Cash and cash equivalents at beginning of year	240	648	263

Cash and cash equivalents at end of year	$377	$240	$648

*	Reclassified to conform to 2009 presentation (Note 1).

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income and Equity

(Dollars in Millions, Shares in Thousands)

	Comprehensive Income (Loss)	Sunoco, Inc. Shareholders’ Equity							Non- Controlling Interests
		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury
		Shares	Par Value				Shares	Cost
At December 31, 2006		280,747	$281	$1,634	$4,622	$(176)	159,446	$4,286	$618
Cumulative effect adjustment for change in accounting for uncertainty of income taxes (net of related tax benefit of $5) (Note 1)		—	—	—	(12)	—	—	—	—
Net income	$961	—	—	—	891	—	—	—	70
Other comprehensive income:
Reclassifications of prior service cost and actuarial loss amortization to earnings (net of related tax expense of $15)	21	—	—	—	—	21	—	—	—
Retirement benefit plan funded status adjustment (net of related tax expense of $11) (Note 9)	17	—	—	—	—	17	—	—	—
Net hedging losses (net of related tax benefit of $59)	(86)	—	—	—	—	(86)	—	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $23)	35	—	—	—	—	35	—	—	—
Net decrease in unrealized gain on available-for-sale securities (net of related tax benefit of $3)	(4)	—	—	—	—	(4)	—	—	—
Cash dividends and distributions	—	—	—	—	(129)	—	—	—	(91)
Purchases for treasury	—	—	—	—	—	—	3,980	300	—
Issued under management incentive plans	—	330	—	8	—	—	—	—	—
Net increase in equity related to unissued shares under management incentive plans	—	—	—	16	—	—	—	—	—
Gain recognized in income related to prior issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 15)	—	—	—	—	—	—	—	—	(151)
Other	—	3	—	4	—	—	47	3	(7)

Total	$944

At December 31, 2007		281,080	$281	$1,662	$5,372	$(193)	163,473	$4,589	$439
Net income	$889	—	—	—	776	—	—	—	113
Other comprehensive income:
Reclassifications of settlement losses and prior service cost and actuarial loss amortization to earnings (net of related tax expense of $9)	13	—	—	—	—	13	—	—	—
Retirement benefit plan funded status adjustment (net of related tax benefit of $204) (Note 9)	(299)	—	—	—	—	(299)	—	—	—
Net hedging losses (net of related tax benefit of $8)	(12)	—	—	—	—	(12)	—	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $14)	21	—	—	—	—	21	—	—	—
Net decrease in unrealized gain on available-for-sale securities (net of related tax benefit of $5)	(7)	—	—	—	—	(7)	—	—	—
Cash dividends and distributions	—	—	—	—	(138)	—	—	—	(92)
Purchases for treasury	—	—	—	—	—	—	782	49	—
Issued under management incentive plans	—	59	—	—	—	—	—	—	—
Net increase in equity related to unissued shares under management incentive plans	—	—	—	5	—	—	—	—	—
Gain recognized in income related to prior issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 15)	—	—	—	—	—	—	—	—	(23)
Other	—	2	—	—	—	—	8	1	1

Total	$605

At December 31, 2008		281,141	$281	$1,667	$6,010	$(477)	164,263	$4,639	$438

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income and Equity—(Continued)

(Dollars in Millions, Shares in Thousands)

	Comprehensive Income (Loss)	Sunoco, Inc. Shareholders’ Equity							Non- Controlling Interests
		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury
		Shares	Par Value				Shares	Cost
Net income (loss)	$(200)	—	—	—	(329)	—	—	—	129
Other comprehensive loss:
Reclassifications of settlement and curtailment losses and prior service cost and actuarial loss amortization to earnings (net of related tax expense of $65)	95	—	—	—	—	95	—	—	—
Retirement benefit plan funded status adjustment (net of related tax expense of $33) (Note 9)	48	—	—	—	—	48	—	—	—
Net hedging losses (net of related tax benefit of $7)	(9)	—	—	—	—	(9)	—	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $10)	13	—	—	—	—	13	—	—	—
Net decrease in unrealized loss on available-for-sale securities (net of related tax expense of $1)	1	—	—	—	—	1	—	—	—
Cash dividends and distributions	—	—	—	—	(140)	—	—	—	(94)
Issued under management incentive plans	—	65	—	—	—	—	—	—	—
Net increase in equity related to unissued shares under management incentive plans	—	—	—	9	—	—	—	—	—
Net proceeds from Sunoco Logistics Partners L.P. public equity offering	—	—	—	22	—	—	—	—	88
Other	—	—	—	5	—	—	(2)	—	1

Total	$(52)

At December 31, 2009		$281,206	$281	$1,703	$5,541	$(329)	$164,261	$4,639	$562

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

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

A variable interest entity (“VIE”) is defined as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. A VIE is required to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is the company that is subject to a majority of the risk of loss from the VIE’s activities or, if no company is subject to a majority of such risk, the company that is entitled to receive a majority of the VIE’s residual returns.

Effective January 1, 2009, the Company adopted new accounting guidance concerning the accounting and reporting of noncontrolling interests in the consolidated financial statements. The new guidance requires that noncontrolling interests be reported as a component of equity and that consolidated net income (loss) include amounts attributable to the noncontrolling interests with such amounts separately disclosed on the face of the statements of operations. The consolidated financial statements and related footnotes have been reclassified to reflect these changes.

On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery. As a result of the sale of the Tulsa refinery, such refinery has been classified as a discontinued operation for all periods presented in the consolidated statements of operations and related footnotes (Note 2).

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

Revenue Recognition

The Company sells various refined products (including gasoline, middle distillates, residual fuel and petrochemicals), coke and coal and also sells crude oil in connection with the crude oil gathering and marketing activities of its logistics operations. In addition, the Company sells a broad mix of merchandise such as groceries, fast foods and beverages at its convenience stores, operates common carrier pipelines and provides terminalling services through a publicly traded limited partnership and provides a variety of car care services at its retail gasoline outlets. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided. Title passage generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. In addition, revenues are not recognized until sales prices are fixed or determinable and collectibility is reasonably assured.

Crude oil and refined product exchange transactions, which are entered into primarily to acquire crude oil and refined products of a desired quality or at a desired location, are netted in cost of products sold and operating expenses in the consolidated statements of operations.

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

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, and indefinite-lived intangible assets are tested for impairment at least annually rather than being amortized. Sunoco determined that the $31 million of goodwill pertaining to its polypropylene business was impaired during 2008 and $2 million of goodwill allocated to its Eagle Point refinery was impaired during 2009 (Note 2). No other goodwill or any indefinite-lived intangible assets were impaired during the 2007-2009 period. Intangible assets with finite useful lives are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible assets is consumed. In addition, goodwill and intangible assets associated with assets to be disposed of are included in the carrying amount of such assets in determining the gain or loss on disposal.

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

Derivative Instruments

From time to time, Sunoco uses swaps, options, futures, forwards and other derivative instruments to hedge a variety of price risks. Such derivative instruments are used to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in what Sunoco considers to be acceptable margins for various refined products and to lock in the price of a portion of the Company’s electricity and natural gas purchases or sales and transportation costs. Sunoco Logistics Partners L.P., the 33-percent owned consolidated master limited partnership through which Sunoco conducts a substantial portion of its Logistics operations (the “Partnership”), uses interest rate swaps to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with its credit facilities.

While all of these derivative instruments represent economic hedges, certain of these derivatives are not designated as hedges for accounting purposes. Such derivatives include certain contracts that were entered into and closed during the same accounting period and contracts for which there is not sufficient correlation to the related items being economically hedged.

All of these derivatives are recognized in the consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in net income as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in net income against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in net income when the hedged items are recognized in net income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in net income. The amount of hedge ineffectiveness on derivative contracts during the 2007-2009 period was not material. Sunoco does not hold or issue derivative instruments for trading purposes.

Income Tax Uncertainties

Effective January 1, 2007, the Company adopted new accounting guidance that clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements by prescribing the minimum recognition threshold and measurement attribute a tax position taken or expected to be taken on a tax return is required to meet before being recognized in the financial statements. As a result of the implementation of this new guidance, the Company recorded a $12 million reduction in retained earnings at January 1, 2007 to recognize the cumulative effect of the adoption of this standard. The Company recognizes interest related to unrecognized tax benefits in interest cost and debt expense and penalties in income tax expense in the consolidated statements of operations. Unrecognized tax benefits and accruals for interest and penalties are included in other deferred credits and liabilities in the consolidated balance sheets.

Retirement Benefit Liabilities

The funded status of defined benefit and postretirement benefit plans is fully recognized on the balance sheet. It is determined by the difference between the fair value of plan assets and the benefit obligation, with the benefit obligation represented by the projected benefit obligation for defined benefit plans and the accumulated postretirement benefit obligation for postretirement benefit plans. Actuarial gains (losses) and prior service benefits (costs) which have not yet been recognized in net income are recognized as a credit (charge) to the accumulated other comprehensive loss component of shareholders’ equity. The credit (charge) to shareholders’ equity, which is reflected net of related tax effects, is subsequently recognized in net income when amortized as a component of defined benefit plans and postretirement benefit plans expense. In addition, the credit (charge) may also be recognized in net income as a result of a plan curtailment or settlement.

Noncontrolling Interests in Cokemaking Operations

Cash investments by third parties in cokemaking operations were recorded as an increase in noncontrolling interests in the consolidated balance sheets. There was no recognition of any gain at the dates cash investments were made as the third-party investors were entitled to a preferential return on their investments.

Nonconventional fuel credit and other net tax benefits generated by the Company’s cokemaking operations that were allocated to third-party investors prior to the completion of the preferential return period during the fourth quarter of 2007 were recorded as a reduction in noncontrolling interests and were included as income in the Coke segment. The investors’ preferential return was recorded as an increase in noncontrolling interests and was recorded as expense in the Corporate and Other segment. The net of these two amounts represented a noncash change in noncontrolling interests in cokemaking operations. The nonconventional fuel credits and other tax benefits were recognized in other income, net, while the preferential returns were reflected as net income attributable to noncontrolling interests in the consolidated statements of operations. Upon completion of the preferential return period, the third-party investor’s share of net income generated by the Company’s cokemaking operations is recorded as a noncash increase in noncontrolling interest expense in the Coke segment and is reflected as net income attributable to noncontrolling interests in the consolidated statements of operations.

Cash payments, representing the distributions of the investors’ share of cash generated by the cokemaking operations, are recorded as a reduction in noncontrolling interests.

Issuance of Partnership Units

Prior to January 1, 2009, in accordance with accounting guidance in effect at that time, Sunoco elected to record any increases in the value of its proportionate share of the equity of Sunoco Logistics Partners L.P. resulting from the Partnership’s issuance of common units to the public as gains in the consolidated financial statements. Such gains were initially deferred as a component of noncontrolling interests in the Company’s consolidated balance sheet and then recognized in income when Sunoco’s remaining subordinated units in the Partnership converted to common units, at which time, the common units became residual interests (Note 15). Effective January 1, 2009, the Company is required to reflect all changes in noncontrolling interests that do not result in a loss of control of the subsidiary as equity transactions at the time of the issuance.

Stock-Based Compensation

Stock-based payment transactions are recorded utilizing a fair-value-based method of accounting. In addition, the Company uses a non-substantive vesting period approach for stock-based payment awards granted prior to December 2008 that vest when an employee becomes retirement eligible (i.e., the vesting period cannot exceed the date an employee becomes retirement eligible). For awards granted in December 2008 and thereafter, there was no accelerated vesting for retirement-eligible employees.

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

Fair Value Measurements

Effective January 1, 2008, the Company adopted new accounting guidance which pertains to certain balance sheet items measured at fair value on a recurring basis. The new guidance defines fair value and establishes a framework for measuring fair value, but does not require any new fair value measurements. In accordance with this guidance, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Company utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy established by the new guidance. The Company generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety. Effective January 1, 2009, the Company adopted certain other fair value provisions pertaining to measurements of certain nonfinancial assets and liabilities. These provisions did not have a material impact on the consolidated financial statements for the year ended December 31, 2009.

Subsequent Events

Subsequent events have been evaluated through February 24, 2010, the date the consolidated financial statements were issued.

New Accounting Pronouncements

In June 2009, a new accounting pronouncement was issued which, among other things, clarifies when the transfer of financial assets should result in derecognition in the financial statements. This pronouncement also eliminates the concept of a qualifying special-purpose entity and enhances the disclosures required in connection with a transfer of financial assets. In June 2009, another accounting pronouncement was issued which retains the fundamental requirement that a VIE be consolidated by a company if that company is the primary beneficiary. The new guidance clarifies when a company is to be deemed the primary beneficiary and also requires an analysis to be performed to make this determination. In addition, this pronouncement requires ongoing reassessments of whether an entity is the primary beneficiary of a VIE. These two accounting pronouncements must be implemented effective January 1, 2010. Sunoco is evaluating the impact of the new guidance on its financial statements.

2. Changes in Business and Other Matters

Acquisitions

Logistics Assets—In the third quarter of 2009, Sunoco Logistics Partners L.P. acquired Excel Pipeline LLC, the owner of a crude oil pipeline which services Gary Williams’ Wynnewood, OK refinery and a refined products terminal in Romulus, MI for a total of $50 million. In November 2008, the Partnership purchased a refined products pipeline system, refined products terminal facilities and certain other related assets located in Texas and Louisiana from affiliates of Exxon Mobil Corporation for $185 million. The purchase price of these acquisitions has been included in properties, plants and equipment in the consolidated balance sheets (except for $21 million allocated to a supply contract in deferred charges and other assets related to the crude oil pipeline acquisition in 2009). No pro forma information has been presented since the acquisitions were not material in relation to Sunoco’s consolidated results of operations.

Divestments

Discontinued Tulsa Refining Operations—In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. In connection with this decision, during 2008, Sunoco recorded a $160 million provision ($95 million after tax) to write down the affected assets to their estimated fair values. This provision is reflected in the loss from discontinued operations in the 2008 statement of operations. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory.

As a result of the sale of the Tulsa refinery, such refinery has been classified as a discontinued operation for all periods presented in the consolidated statements of operations and related footnotes. The following table summarizes income (loss) from discontinued operations recognized during 2009, 2008 and 2007 (in millions of dollars):

	2009	2008	2007
Income (loss) before income tax expense (benefit)	$69	$(47)	$167
Income tax expense (benefit)	28	(19)	68

Income (loss) from discontinued operations*	$41	$(28)	$99

*	Attributable to Sunoco, Inc. shareholders.

Income from discontinued operations in 2009 includes a net gain on divestment consisting of the following components (in millions of dollars):

	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on sale of refinery	$ 39	$23
Gain on sale of related inventory*	42	25
Retirement benefit plan settlement and curtailment losses	(11)	(7)

	$ 70	$41

*	Reflects the gain from the sale of inventories that were valued at lower LIFO costs prevailing in prior years.

Sales and other operating revenue (including consumer excise tax) from discontinued operations totaled $623, $3,562 and $2,450 million for 2009, 2008 and 2007, respectively.

Retail Portfolio Management Program—During the 2007-2009 period, Sunoco generated $207 million of divestment proceeds related to the sale of 261 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased retail sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During 2009, 2008 and 2007, net gains of $24, $4 and $35 million, respectively ($14, $3 and $21 million after tax, respectively) were recognized as gains on divestments in other income, net, in the consolidated statements of operations in connection with the RPM program. There are currently approximately 90 sites in the program, of which approximately 25 are Company-operated locations. These sites are expected to be divested or converted to contract dealers or distributors primarily over the next two years.

Retail Heating Oil and Propane Distribution Business—In 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million in cash. In connection with this transaction, Sunoco recognized a $44 million net gain ($26 million after tax), which includes an $8 million accrual for environmental indemnification and other exit costs. This gain is recognized as a gain on divestments in other income, net, in the consolidated statement of operations.

Other Matters

Asset Write-Downs and Other Matters—The following table summarizes information regarding the provision for asset write-downs and other matters recognized during 2009, 2008 and 2007 (in millions of dollars):

	Pretax Provisions	After-Tax Provisions
2009
Eagle Point refinery	$476	$284
Business improvement initiative	169	100
Other	48	27

	$693	$411

2008
Bayport chemical plant	$55	$35
Polypropylene business goodwill	31	19
MTBE litigation insurance recovery	(18)	(11)

	$68	$43

2007
Haverhill chemical plant production line	$13	$8
Neville Island terminal facility	12	7
MTBE litigation settlement	28	17

	$53	$32

In 2009, the Company permanently shut down all process units at the Eagle Point refinery. In connection with this decision, Sunoco recorded a $427 million provision to write down the affected assets to their estimated fair values and established a $49 million accrual for employee terminations, pension and postretirement curtailment losses and other related costs. The estimated fair value of the Eagle Point assets is largely based upon an independent appraiser’s use of observable current replacement costs of similar new equipment adjusted to reflect the age, condition, maintenance history and estimated remaining useful life. As such, it reflects both observable and unobservable inputs and is therefore determined to be a level 3 fair value measurement within the fair value hierarchy under generally accepted accounting principles. Sunoco also recognized a $92 million LIFO inventory gain ($55 million after tax) from the liquidation of refined product inventories in connection with the shutdown of the Eagle Point refinery (Note 6).

In 2009, management implemented a previously announced business improvement initiative to reduce costs and improve business processes. The initiative included all business and operations support functions, as well as operations at the Philadelphia and Marcus Hook refineries and hourly workers in certain identified areas. In connection with this initiative, the Company established a pretax accrual of $169 million. Of this amount, $54 million pertained to employee severance and related cash costs, which are expected to be paid out over approximately one year, and $115 million is attributable to a noncash provision for pension and postretirement settlement and curtailment losses.

During 2009, Sunoco recorded a $35 million provision to write down to estimated fair value certain other assets primarily in the Refining and Supply business, established $22 million of accruals related to the shutdown of Chemical’s polypropylene plant in Bayport, TX (see below) and for costs associated with MTBE litigation and recognized a $9 million net curtailment gain related to a freeze of pension benefits for most participants in the Company’s defined benefit pension plans and a phasedown or elimination of postretirement medical benefits, effective June 30, 2010 (Note 9).

In January 2009, Sunoco decided it would permanently shut down, no later than April 30, 2009, a polypropylene plant in Bayport, TX which had become uneconomic to operate. In connection with this strategic decision, in 2008, Sunoco recorded a provision to write down the affected assets to their estimated fair values. Sunoco also determined during 2008 that the goodwill related to its polypropylene business no longer had value and, as a result, recorded a provision to write off the remaining goodwill. In addition, the Company recognized a gain on an insurance recovery related to an MTBE litigation settlement which occurred in 2007 (Note 14).

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

The following table summarizes the changes in the accrual for employee terminations and other exit costs during 2009 (in millions of dollars):

Balance at beginning of period	$12
Additional accruals	118
Payments charged against the accruals	(58)

Balance at end of period	$72

3. Other Income, Net

The components of other income, net, are as follows (in millions of dollars):

	2009	2008	2007
Gain on divestments (Note 2)	$69	$9	$38
Equity income (loss):
Pipeline joint ventures (Notes 2 and 7)	26	23	28
Other	(3)	(1)	3
Other	24	22	29

	$116	$53	$98

4. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations are as follows (in millions of dollars):

	2009	2008	2007
Income taxes currently payable:
U.S. federal	$(426)	$265	$218
State and other	(2)	63	51

	(428)	328	269

Deferred taxes:
U.S. federal	142	81	135
State and other	(74)	7	46

	68	88	181

	$(360)	$416	$450

The reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations is as follows (in millions of dollars):

	2009	2008	2007
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$(210)	$467	$459
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests*	(45)	(40)	(25)
Manufacturers’ deduction	6	(21)	(19)
Prior-year income tax adjustments	—	(13)	(4)
State income taxes, net of federal income tax effects (see below)	(51)	44	62
Nonconventional fuel credits	(19)	(16)	(17)
Gasification investment tax credit**	(41)	—	—
Other	—	(5)	(6)

	$(360)	$416	$450

*	No income tax expense is reflected in the consolidated statements of operations for partnership income attributable to noncontrolling interests.
**	Recognized under the flow-through method of accounting for investment tax credits.

The tax effects of temporary differences which comprise the net deferred income tax liability are as follows (in millions of dollars):

	December 31
	2009	2008
Deferred tax assets:
Retirement benefit liabilities	$250	$288
Environmental remediation liabilities	41	41
Other liabilities not yet deductible	212	186
Inventories	66	104
State net operating loss carryforward, net of federal income tax effects*	69	—
Other	13	22

	651	641

Deferred tax liabilities:
Properties, plants and equipment	(1,521)	(1,329)
Other	(32)	(33)

	(1,553)	(1,362)

Net deferred income tax liability	$(902)	$(721)

*	The state net operating loss carryforward of $107 million expires in 2022 through 2029.

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions of dollars):

	December 31
	2009	2008
Current asset	$96	$138
Noncurrent liability	(998)	(859)

	$(902)	$(721)

Net cash payments for income taxes were $141, $234 and $397 million in 2009, 2008 and 2007, respectively. The Company expects to receive a federal income tax refund of approximately $400 million during 2010 for the carryback of its 2009 net operating loss.

During 2008, Sunoco recorded a $16 million after-tax gain related primarily to tax credits claimed on amended federal income tax returns filed for certain prior years and a $10 million after-tax gain due to the settlement of economic nexus issues pertaining to certain state corporate income tax returns.

The following table sets forth the changes in unrecognized tax benefits (in millions of dollars):

	2009	2008	2007
Balance at beginning of year	$45	$69	$38
Additions (reductions) attributable to tax positions taken in the current year	—	(17)	9
Additions attributable to tax positions taken in prior years	—	7	28
Reductions attributable to tax positions taken in prior years	(3)	(10)	(5)
Settlements	(22)	(4)	(1)

Balance at end of year	$20 *	$45	$69

*	Includes $13 million ($8 million after federal income tax benefits) related to tax positions which, if recognized, would impact the Company’s effective tax rate.

During 2009, 2008 and 2007, the Company recognized $2, $2 and $4 million, respectively, in interest on unrecognized tax benefits. Accruals for interest and penalties totaled $11 million at both December 31, 2009 and 2008.

The Company’s federal income tax returns have been examined by the Internal Revenue Service for all years through 2006. There are no outstanding controversies other than whether the Company is entitled to interest on previously unpaid taxes. State and other income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company and its subsidiaries have various state and other income tax returns in the process of examination or administrative appeal. Among the issues applicable to those tax years which are under examination is the deductibility of certain intercompany expenses that were claimed in the returns as filed and whether certain Sunoco entities have economic nexus in various jurisdictions. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will significantly increase or decrease in the next twelve months.

5. Earnings Per Share Data

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	2009*	2008	2007
Weighted-average number of common shares outstanding—basic	116.9	117.0	119.7
Add effect of dilutive stock incentive awards	—	.1	.3

Weighted-average number of shares—diluted	116.9	117.1	120.0

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

6. Inventories

Inventories consisted of the following components (in millions of dollars):

	December 31
	2009	2008
Crude oil	$277	$303
Petroleum and chemical products	164	327
Materials, supplies and other	194	191

	$635	$821

The current replacement cost of all inventories valued at LIFO exceeded their carrying value by $2,725 and $1,400 million at December 31, 2009 and 2008, respectively. During 2009 and 2008, Sunoco reduced certain inventory quantities which were valued at either lower or higher LIFO costs prevailing in prior years. The effect of these reductions was to increase (decrease) 2009 and 2008 results of operations by $86 and $(28) million after tax, respectively. The 2009 amount includes $25 million after tax attributable to discontinued Tulsa refining operations. In 2008, Sunoco also recorded a $20 million provision ($12 million after tax) to write down its chemical products inventory to market value. In 2009, Sunoco reversed this lower of cost or market adjustment as the market value of these inventories recovered.

7. Investments and Long-Term Receivables

Investments and long-term receivables consisted of the following components (in millions of dollars):

	December 31
	2009	2008
Investments in affiliated companies:
Pipeline joint ventures (Notes 2 and 3)	$91	$85
Brazilian cokemaking operations	41	41
Other	23	25

	155	151
Accounts and notes receivable	24	22

	$179	$173

Dividends received from affiliated companies which are accounted for by the equity method amounted to $20, $23 and $25 million in 2009, 2008 and 2007, respectively. Retained earnings at December 31, 2009 include $38 million of undistributed earnings attributable to these companies.

Sunoco is the operator of a cokemaking plant in Vitória, Brazil which commenced operations in 2007. Sunoco has a total equity interest of $41 million in the project company that owns the Vitória facility consisting largely of preferred shares. Sunoco is the sole subscriber of preferred shares. The project company is a variable interest entity for which Sunoco is not the primary beneficiary.

8. Properties, Plants and Equipment

Properties, plants and equipment consisted of the following components (in millions of dollars):

	Gross Investments at Cost	Accumulated Depreciation, Depletion and Amortization	Net Investment
December 31, 2009
Refining and supply	$5,943	$2,429	$3,514
Retail marketing	1,355	646	709
Chemicals	1,253	429	824
Logistics	2,183	643	1,540
Coke	1,333	294	1,039

	$12,067	$4,441	$7,626

December 31, 2008
Refining and supply	$6,153	$2,266	$3,887
Retail marketing	1,544	702	842
Chemicals	1,233	389	844
Logistics	1,978	591	1,387
Coke	1,105	266	839

	$12,013	$4,214	$7,799

9. Retirement Benefit Plans

Defined Benefit Pension Plans and Postretirement Health Care Plans

Sunoco has both funded and unfunded noncontributory defined benefit pension plans (“defined benefit plans”) which have provided retirement benefits for approximately one-half of its employees. Sunoco also has plans which provide health care benefits for substantially all of its current retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are shared by Sunoco and its retirees. The levels of required retiree contributions to postretirement benefit plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance. In addition, there is a dollar cap on Sunoco’s future contributions for its principal postretirement health care benefits plan. Effective June 30, 2010, pension benefits under the Company’s defined benefit pension plans will be frozen for most of the participants in these plans at which time the Company will institute a profit-sharing contribution on behalf of these employees in its defined contribution plan. Postretirement medical benefits have also been phased down or eliminated for all employees retiring after July 1, 2010. There are currently no planned changes in benefits for any employees who retire prior to this date or for current retirees. As a result of these changes, the Company’s pension and postretirement benefits liability declined approximately $95 million in the fourth quarter of 2009. The benefit of this liability reduction will be amortized into income through 2019. The pretax cost of benefits earned (net of the expected profit sharing contributions) and interest on the existing obligations are expected to decline approximately $25 million on an annualized basis as a result of these changes.

Defined benefit plans and postretirement benefit plans expense (including amounts attributable to discontinued Tulsa refining operations) consisted of the following components (in millions of dollars):

	Defined Benefit Plans			Postretirement Benefit Plans
	2009	2008	2007	2009	2008	2007
Service cost (cost of benefits earned during the year)	$45	$47	$50	$8	$9	$9
Interest cost on benefit obligations	75	81	83	24	25	25
Expected return on plan assets	(64)	(106)	(98)	—	—	—
Amortization of:
Actuarial losses	56	13	32	2	1	3
Prior service cost (benefit)	1	2	2	(4)	(1)	(1)

	113	37	69	30	34	36
Settlement losses (Note 2)	111	7	2	—	—	—
Special termination benefits and curtailment losses (gains) (Note 2)	28	—	3	(9)	—	—

	$252	$44	$74	$21	$34	$36

For 2010, amortization of actuarial losses and prior service cost (benefit) is estimated at $43 and $—million, respectively, for defined benefit plans and $6 and $(17) million, respectively, for postretirement benefit plans.

Defined benefit plans and postretirement benefit plans expense is determined using actuarial assumptions as of the beginning of the year. The following weighted-average assumptions were used to determine defined benefit plans and postretirement benefit plans expense:

	Defined Benefit Plans			Postretirement Benefit Plans
	2009	2008	2007	2009	2008	2007
Discount rate	6.00%	6.25%	5.85%	5.95%	6.10%	5.80%
Long-term expected rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	4.00%	4.00%	4.00%

The long-term expected rate of return on plan assets was estimated based on a variety of factors including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and fixed income securities.

The following amounts were recognized as components of other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 (in millions of dollars):

	Defined Benefit Plans			Postretirement Benefit Plans
	2009	2008	2007	2009	2008	2007
Reclassifications to earnings of:
Actuarial loss amortization	$56	$13	$32	$2	$1	$3
Prior service cost (benefit) amortization	1	2	2	(4)	(1)	(1)
Settlement and curtailment losses (gains)	118	7	—	(13)	—	—
Retirement benefit plan funded status adjustments:
Actuarial gains (losses)	58	(512)	23	(37)	11	15
Prior service benefit (cost)	—	—	—	60	(2)	(10)

	$233	$(490)	$57	$8	$9	$7

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2009 and 2008 as well as the funded status at December 31, 2009 and 2008 (in millions of dollars):

	Defined Benefit Plans				Postretirement Benefit Plans
	2009		2008
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	2009	2008
Benefit obligations at beginning of year*	$1,195	$131	$1,202	$146	$423	$430
Service cost	43	2	45	2	8	9
Interest cost	69	6	73	8	24	25
Actuarial losses (gains)	92	6	41	8	38	(11)
Plan amendments	—	—	—	—	(60)	2
Benefits paid	(249)	(42)	(166)	(33)	(47)	(45)
Premiums paid by participants	—	—	—	—	15	13
Special termination benefits and curtailment (gains) losses	(27)	(3)	—	—	4	—

Benefit obligations at end of year*	$1,123	$100	$1,195	$131	$405	$423

Fair value of plan assets at beginning of year**	$837		$1,315
Actual income (loss) on plan assets	169		(358)
Employer contributions	47		46
Benefits paid from plan assets	(249)		(166)

Fair value of plan assets at end of year**	$804		$837

Underfunded accumulated obligation	$(303)	$(100)	$(303)	$(129)
Provision for future salary increases	(16)	—	(55)	(2)

Funded status at end of year***	$(319)	$(100)	$(358)	$(131)	$(405)	$(423)

*	Represents the projected benefit obligations for defined benefit plans and the accumulated postretirement benefit obligations (“APBO”) for postretirement benefit plans. The accumulated benefit obligations for funded and unfunded defined benefit plans amounted to $1,107 and $100 million, respectively, at December 31, 2009 and $1,140 and $129 million, respectively, at December 31, 2008.
**	There are no plan assets invested in Company stock at December 31, 2009 or 2008 (see below).
***	Represents retirement benefit liabilities (including current portion) in the consolidated balance sheets. The current portion of retirement liabilities, which totaled $46 and $76 million at December 31, 2009 and 2008, respectively, is classified in accrued liabilities in the consolidated balance sheets.

The following table sets forth the cumulative amounts not yet recognized in net income (loss) at December 31, 2009, 2008 and 2007 (in millions of dollars):

	Defined Benefit Plans						Postretirement Benefit Plans
	2009		2008		2007
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	2009	2008	2007
Cumulative amounts not yet recognized in net income (loss):
Prior service costs (benefits)	$2	$(1)	$12	$(3)	$14	$(3)	$(48)	$(5)	$(8)
Actuarial losses	486	34	701	44	205	48	79	44	56

Accumulated other comprehensive loss (before related tax benefit)	$488	$33	$713	$41	$219	$45	$31	$39	$48

The following table sets forth the plan assets in the funded defined benefit plans measured at fair value, by input level, at December 31, 2009 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Equity securities:
Domestic	$69	$2	$—	$71
International	5	—	—	5
Fixed income securities:
Government and Federal-sponsored agency obligations	78	—	—	78
Corporate and other debt instruments	—	132	—	132
Mutual and collective trust funds:
Equity securities :
Domestic	41	158	—	199
International	42	122	—	164
Fixed income securities:
Government and Federal-sponsored agency obligations	—	47	—	47
Corporate and other debt instruments	—	36	—	36
Private equity investments	—	—	56	56
Cash and cash equivalents*	16	—	—	16

	$251	$497	$56	$804

*	Substantially all of these funds are held in connection with fixed income investment strategies.

The following table sets forth the change in fair value for plan assets measured using significant unobservable inputs (level 3) (in millions of dollars):

At December 31, 2008	$59
Actual loss on plan assets:
Assets held at end of year	(7)
Assets sold during the year	—
Purchases and sales, net	4

At December 31, 2009	$56

In early 2010, the Company contributed $230 million to its funded defined benefit plans consisting of $140 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. The Company may make additional contributions to its funded defined benefit plans during the remainder of 2010 if it has available cash.

The asset allocations attributable to the assets of the funded defined benefit plans at December 31, 2009 and 2008 and the target allocation of plan assets for 2010 (excluding the Sunoco common stock contributed in early 2010), by asset category, are as follows (in percentages):

	2010 Target	December 31
		2009	2008
Asset category:
Equity securities	50	55	53
Fixed Income securities*	45	38	40
Private equity investments	5	7	7

Total	100	100	100

*	Includes cash and cash equivalents which are held to manage duration in connection with fixed income investment strategies.

The investment strategy of the Company’s funded defined benefit plans is to achieve consistent positive returns, after adjusting for inflation, and to maximize long-term total return within prudent levels of risk through a combination of income and capital appreciation. During 2009, a shift in the targeted investment mix was approved which is resulting in a reallocation of 10 percent of plan assets from equity securities to fixed income securities. In addition, the duration of the fixed income portfolio will be increased to better match the duration of the plan obligations. The objective of this strategy change is to reduce the volatility of investment returns, funded status of the plans and required contributions. Furthermore, consistent with this change in strategy, it is expected that the Sunoco common stock contributed to the plans in early 2010 will be liquidated over a period of approximately two years by an independent investment manager and reinvested in accordance with the targeted investment mix of the plans.

The expected benefit payments through 2019 for the defined benefit and postretirement benefit plans are as follows (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans*
	Funded Plans	Unfunded Plans
Year ending December 31:
2010	$126	$14	$35
2011	$126	$12	$37
2012	$119	$11	$37
2013	$113	$10	$36
2014	$105	$9	$35
2015 through 2019	$411	$35	$147

*	Net of premiums paid by participants.

The measurement date for the Company’s defined benefit and postretirement benefit plans is December 31. The following weighted-average assumptions were used at December 31, 2009 and 2008 to determine benefit obligations for the plans:

	Defined Benefit Plans		Postretirement Benefit Plans
	2009	2008	2009	2008
Discount rate	5.50%	6.00%	5.10%	5.95%
Rate of compensation increase	3.00%	4.00%

The health care cost trend assumption used at December 31, 2009 to compute the APBO for the postretirement benefit plans was an increase of 9.0 percent (9.5 percent at December 31, 2008), which is assumed to decline gradually to 5.5 percent in 2017 and to remain at that level thereafter. A one-percentage point change each year in assumed health care cost trend rates would have the following effects at December 31, 2009 (in millions of dollars):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components of postretirement benefits expense	$1	$(1)
Effect on APBO	$12	$(10)

Defined Contribution Pension Plans

Sunoco has defined contribution pension plans which provide retirement benefits for most of its employees. Sunoco’s contributions, which are principally based on a percentage of employees’ annual base compensation and are charged against income as incurred, amounted to $28, $28 and $27 million in 2009, 2008 and 2007, respectively.

Sunoco’s principal defined contribution plan is SunCAP. SunCAP is a combined profit sharing and employee stock ownership plan which contains a provision designed to permit SunCAP, only upon approval by the Company’s Board of Directors, to borrow in order to purchase shares of Company common stock. As of December 31, 2009, no such borrowings had been approved.

10. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following (in millions of dollars):

	December 31
	2009	2008
Goodwill	$86	$95
Propylene supply contract	76	87
Dealer and distributor contracts and other intangible assets	66	54
Other	98	107

	$326	$343

During 2003, Sunoco formed a limited partnership with Equistar Chemicals, L.P. (“Equistar”) involving Equistar’s ethylene facility in LaPorte, TX. Equistar is a wholly owned subsidiary of LyondellBasell Industries. Under the terms of the partnership agreement, the partnership has agreed to provide Sunoco with 500 million pounds per year of propylene for 15 years priced on a cost-based formula that includes a fixed discount that declines over the life of the partnership. At the time of the transaction, $160 million was allocated to the propylene supply contract, which is being amortized over the life of the contract in a manner that reflects the future decline in the fixed discount over the contract period. In January 2009, LyondellBasell Industries announced that its U.S. operations (including Equistar) filed to reorganize under Chapter 11 of the U.S. Bankruptcy Code. Neither the partnership nor the Equistar entities that are partners of the partnership has filed for bankruptcy. Equistar has met all of its obligations under the contracts during 2009 and has not given any indication that it will not perform under its contracts in the future. Effective December 31, 2009, the partners mutually agreed to discontinue a separate 200 million pounds-per-year propylene supply agreement. In connection therewith, under the terms of the partnership agreement, Equistar will increase the amount of propylene provided to Sunoco from 500 to 520 million pounds per year.

11. Short-Term Borrowings and Credit Facilities

The Company has a $1.3 billion revolving credit facility with a syndicate of 19 participating banks (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At December 31, 2009, the Company’s tangible net worth was $3.0 billion and its targeted tangible net worth was $2.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At December 31, 2009, this ratio was .41 to 1. At December 31, 2009, the Facility was being used to support $282 million of commercial paper (with a weighted-average interest rate of 1.13 percent) and $115 million of floating-rate notes due in 2034 (with a weighted-average interest rate of 0.22 percent).

During April 2009, Sunoco issued $103 million of the floating-rate notes due in 2034 to replace similar notes that were redeemed during the first quarter of 2009. The Company remarkets the floating-rate notes on a weekly basis. As a result, the notes have been classified as short-term borrowings in the consolidated balance sheets at December 31, 2009 and 2008. The floating-rate notes are supported by letters of credit.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility with a syndicate of 11 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $238 and $323 million at December 31, 2009 and 2008, respectively. In March 2009, the Partnership entered into an additional $63 million revolving credit facility with two participating banks, which expires in September 2011. At December 31, 2009, there was $31 million outstanding under this facility. The $400 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The $63 million facility contains a similar covenant but the ratio in this covenant may not exceed 4 to 1. At December 31, 2009, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 2.4 to 1.

In August 2009, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with two participating banks, extending an existing accounts receivable securitization facility that was scheduled to expire in August 2009, by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $300 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At December 31, 2009, there were no borrowings under the receivables facility.

12. Long-Term Debt

Long-term debt consists of the following (in millions of dollars):

	December 31
	2009	2008
9 5/8% notes due 2015	$250	$—
9% debentures due 2024	65	65
8 3/4% notes due 2014	175	—
7 3/4% notes paid in 2009	—	146
7 1/4% notes due 2012	250	250
6 3/4% notes due 2011	177	177
6 3/4% convertible subordinated debentures due 2012 (Note 16)	7	7
6 1/8% notes due 2016	175	175
5 3/4% notes due 2017	400	400
4 7/8% notes due 2014	250	250
Revolving credit loan, floating interest rate (1.23% at December 31, 2009) due 2012 (Note 11)	238	323
Revolving credit loan, floating interest rate (2.74% at December 31, 2009) due 2011 (Note 11)	31	—
Other	52	62

	2,070	1,855
Less: unamortized discount	3	2
current portion	6	148

	$2,061	$1,705

The aggregate amount of long-term debt maturing and sinking fund requirements in the years 2010 through 2014 is as follows (in millions of dollars):

2010	$6	2013	$1
2011	$210	2014	$426
2012	$524

Cash payments for interest related to short-term borrowings and long-term debt (net of amounts capitalized) were $91, $69 and $86 million in 2009, 2008 and 2007, respectively.

The following table summarizes Sunoco’s long-term debt (including current portion) by issuer (in millions of dollars):

	December 31
	2009	2008
Sunoco, Inc.	$1,147	$1,043
Sunoco Logistics Partners L.P.	868	748
Other	52	62

	$2,067	$1,853

13. Other Deferred Credits and Liabilities

Other deferred credits and liabilities consist of the following (in millions of dollars):

	December 31
	2009	2008
Asset retirement obligations	$94	$73
Environmental remediation accrual (Note 14)	84	87
Self-insurance accrual	79	84
Deferred revenue on power contract restructuring*	68	70
Unrecognized tax benefits and related interest and penalties (Note 4)	31	56
Other	165	163

	$521	$533

*	Amortized over a 30-year period ending in 2035.

14. Commitments and Contingent Liabilities

Leases and Other Commitments

Sunoco, as lessee, has noncancelable operating leases for marine transportation vessels, service stations, office space and other property and equipment. Total rental expense for such leases for the years 2009, 2008 and 2007 amounted to $178, $229 and $199 million, respectively, which include contingent rentals totaling $17, $19 and $15 million, respectively. Approximately 6 percent of total rental expense was recovered through related sub-lease rental income during 2009.

The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases, including amounts pertaining to lease extension options which are assumed to be exercised, are as follows (in millions of dollars):

	Current Lease Term	Lease Extension Options	Total
Year ending December 31:
2010	$123	$—	$123
2011	82	2	84
2012	66	4	70
2013	49	6	55
2014	42	6	48
Thereafter	197	154	351

Future minimum lease payments	$559	$172	731

Less: Sub-lease rental income			(16)

Net minimum lease payments			$715

Approximately 24 percent of the aggregate amount of future minimum annual rentals applicable to noncancelable operating leases relates to time charters for marine transportation vessels. Most of these time charters contain terms of between three to seven years with renewal and sublease options. The time charter leases typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates. In the table above, the variable component of the lease payments has been estimated utilizing the average spot-market prices for the year 2009. The actual variable component of the lease payments attributable to these time charters could vary significantly from the estimates included in the table.

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

The fixed and determinable amounts of the obligations under these agreements are as follows (in millions of dollars):

Year ending December 31:
2010	$9
2011	9
2012	9
2013	6
2014	4
2015 through 2018	14

Total	51
Less: Amount representing interest	(10)

Total at present value	$41

Payments under these agreements, including variable components, totaled $23, $23 and $21 million for the years 2009, 2008 and 2007, respectively.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the consolidated balance sheets as follows (in millions of dollars):

	December 31
	2009	2008
Accrued liabilities	$32	$36
Other deferred credits and liabilities	84	87

	$116	$123

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
At December 31, 2006	$34	$69	$3	$12	$2	$1	$121
Accruals	13	19	2	5	2	—	41
Payments	(12)	(21)	(1)	(5)	(2)	—	(41)
Other	—	—	—	—	1	—	1

At December 31, 2007	$35	$67	$4	$12	$3	$1	$122
Accruals	9	23	1	3	3	—	39
Payments	(12)	(23)	(1)	(4)	(2)	—	(42)
Other	—	2	—	2	—	—	4

At December 31, 2008	$32	$69	$4	$13	$4	$1	$123
Accruals	7	20	—	4	1	—	32
Payments	(9)	(23)	—	(5)	(2)	—	(39)

At December 31, 2009	$30	$66	$4	$12	$3	$1	$116

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2009, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $85 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of December 31, 2009, Sunoco had been named as a PRP at 35 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $9 million at December 31, 2009. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $11 million at December 31, 2009 and are included principally in deferred charges and other assets in the consolidated balance sheets.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline is a defendant in approximately 29 lawsuits in 5 states and the Commonwealth of Puerto Rico, which allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, allege that refiners and suppliers of gasoline containing MTBE are responsible for manufacturing and distributing a defective product that contaminates groundwater. Plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by state authorities allege natural resource damages. Plaintiffs may seek to rely on a “joint liability of industry” theory at trial, although there has been no ruling as to whether the plaintiffs will be permitted to pursue this theory. Plaintiffs are seeking compensatory damages and in some cases, injunctive relief, punitive damages and attorneys’ fees.

In December 2007, Sunoco, along with other refiners, entered into a settlement which covered 53 MTBE cases. The settlement required a cash payment by the group of settling refiner defendants of approximately $422 million (which included attorneys’ fees) plus an agreement in the future to fund costs of treating existing wells as to which MTBE has not currently been detected but which later is detected, over four consecutive quarters, above certain concentration levels. As MTBE is no longer used, and based on a generally declining trend in MTBE contamination, the Company does not anticipate substantial costs associated with the future treatment of existing wells. The Company established a $28 million accrual ($17 million after tax), representing its allocation percentage of the settlement, in 2007 and recognized an $18 million gain ($11 million after tax) in 2008 in connection with an insurance recovery, both of which are reflected in provision for asset write-downs and other matters in the consolidated statements of operations. During 2008, Sunoco made a cash payment of approximately $28 million and recovered the $18 million of proceeds from the insurance settlement.

In 2008, Sunoco settled four cases relating to MTBE contamination in the Fort Montgomery, NY area which included two federal cases and two state cases. A case involving the City of New York was also recently settled. The impact of these settlements was not material.

Approximately half of the remaining MTBE cases are pending in federal court and have been consolidated for pretrial purposes in the U.S. District Court for the Southern District of New York (MDL 1358). The other cases are in state courts in New Hampshire and New York. Discovery is proceeding in all of these cases.

In 2009, Sunoco established an additional $15 million charge ($9 million after tax) for estimated future legal expenses attributable to the remaining cases as well as estimated settlement costs for certain of the cases. This charge is reflected in provision for asset write-downs and other matters in the consolidated statement of operations.

For the MTBE cases for which no damages have been accrued, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. However, Sunoco does not believe that they will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at December 31, 2009.

15. Noncontrolling Interests

Cokemaking Operations

Sunoco received a total of $415 million in exchange for interests in its Indiana Harbor cokemaking operations in two separate transactions in 1998 and 2002. Sunoco did not recognize any gain as of the dates of these transactions because the third-party investors were entitled to a preferential return on their respective investments. The returns of the investors were equal to 98 percent of the cash flows and tax benefits from such cokemaking operations during the preferential return period, which continued until the fourth quarter of 2007 (at which time both investors had recovered their investment and achieved a cumulative annual after-tax return of approximately 10 percent). Those investors are now entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

The Company indemnifies the third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during the preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties. These tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes the possibility is remote that it will be required to do so, at December 31, 2009, the maximum potential payment under these tax indemnifications would have been approximately $90 million.

Logistics Operations

The Partnership’s issuance of common units to the public resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. In accordance with accounting guidance in effect until January 1, 2009, prior to the conversion of Sunoco’s remaining subordinated units to common units in February 2007, the resultant gain to Sunoco on the issuance of common units to the public had been deferred as a component of the noncontrolling interest in the Company’s consolidated balance sheets as the common units issued did not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. A deferred gain of $151 million ($90 million after tax) was recognized in income in 2007 when Sunoco’s remaining subordinated units converted to common units at which time the common units became residual interests. An additional $23 million ($14 million after tax) was recognized in income in 2008 attributable to a correction of an error in the computation of the gain that was recorded in 2007. The prior-period amount has not been restated as this adjustment was not deemed to be material.

In 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 40 percent. Since the issuance of the limited partnership units did not result in a loss of control of the Partnership, in accordance with accounting guidance effective January 1, 2009, it has been accounted for as an equity transaction with $88 million of the net proceeds reflected as an increase in noncontrolling interests and the remaining $22 million as an increase in capital in excess of par value within shareholders’ equity. Sunoco’s general partnership interest also includes incentive distribution rights, which have provided Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. Sunoco received approximately 56, 56 and 53 percent of the Partnership’s cash distributions during 2009, 2008 and 2007, respectively, attributable to its limited and general partnership interests and its incentive distribution rights. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights which was financed by the Partnership’s issuance of $500 million of long-term debt, consisting of $250 million of 5.50 percent notes due in 2020 and $250 million of 6.85 percent notes due in 2040. In February 2010, Sunoco also sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which further reduced its interest in the Partnership to 33 percent. As a result of these two transactions, Sunoco’s share of Partnership distributions is expected to be approximately 48 percent at the Partnership’s current quarterly cash distribution rate. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements.

The Partnership distributes to its general and limited partners all available cash (generally cash on hand at the end of each quarter less the amount of cash the general partner determines in its reasonable discretion is necessary or appropriate to provide for the proper conduct of the Partnership’s business). During the 2007-2009 period, the Partnership increased its quarterly distribution per unit from $.8125 to $1.09.

Sunoco has agreements with the Partnership which establish fees for administrative services provided by Sunoco and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities related to operation of the Partnership’s assets prior to its initial public offering in February 2002.

The following table sets forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Cokemaking Operations	Logistics Operations	Other Operations	Total
At December 31, 2006	$102	$503	$13	$618
Noncontrolling interests share of income (loss)	20	56	(6)	70
Cash distributions	(36)	(55)	—	(91)
Gain recognized in income related to prior issuance of limited partnership units	—	(151)	—	(151)
Acquisition of third-party investor’s interest	—	—	(7)	(7)
Other	(3)	3	—	—

At December 31, 2007	$83	$356	$—	$439
Noncontrolling interests share of income	19	94	—	113
Cash distributions	(31)	(61)	—	(92)
Gain recognized in income related to prior issuance of limited partnership units	—	(23)	—	(23)
Other	—	1	—	1

At December 31, 2008	$71	$367	$—	$438
Noncontrolling interests share of income	22	107	—	129
Cash distributions	(19)	(75)	—	(94)
Net proceeds from public equity offering	—	88	—	88
Other	—	1	—	1

At December 31, 2009	$74	$488	$—	$562

16. Shareholders’ Equity

Each share of Company common stock is entitled to one full vote. The $7 million of outstanding 6 3/4 percent subordinated debentures are convertible into shares of Sunoco common stock at any time prior to maturity at a conversion price of $20.41 per share and are redeemable at the option of the Company. At December 31, 2009, there were 353,602 shares of common stock reserved for this potential conversion (Note 12).

The Company reduced the quarterly cash dividend on its common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year) beginning with the first quarter of 2010. The Company had previously increased the quarterly cash dividend from $.25 per share to $.275 per share beginning with the second quarter of 2007 and then to $.30 per share beginning with the second quarter of 2008.

The Company did not repurchase any of its common stock in 2009. In 2008 and 2007, the Company repurchased 0.8 and 4.0 million shares, respectively, of its common stock for $49 and $300 million, respectively. At December 31, 2009, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock.

The Company’s Articles of Incorporation authorize the issuance of up to 15 million shares of preference stock without par value, subject to approval by the Board. The Board also has authority to fix the number, designation, rights, preferences and limitations of these shares, subject to applicable laws and the provisions of the Articles of Incorporation. At December 31, 2009, no such shares had been issued.

The following table sets forth the components (net of related income taxes) of the accumulated other comprehensive loss balances in shareholders’ equity (in millions of dollars):

	December 31
	2009	2008
Retirement benefit plan funded status adjustment (Notes 1 and 9)	$(328)	$(471)
Hedging activities (Note 18)	—	(4)
Available-for-sale securities	(1)	(2)

	$(329)	$(477)

17. Management Incentive Plans

Sunoco’s principal management incentive plans are the Executive Incentive Plan (“EIP”) and the Long-Term Performance Enhancement Plan II (“LTPEP II”). The EIP provides for the payment of annual cash incentive awards while the LTPEP II provides for the award of stock options, common stock units and related rights to directors, officers and other key employees of Sunoco. LTPEP II authorizes the use of eight million shares of common stock for awards. At December 31, 2009, 1,641,101 shares of common stock were available for grant. No awards may be granted under LTPEP II after December 31, 2013.

The stock options granted under LTPEP II have a 10-year term and permit optionees to purchase Company common stock at its fair market value on the date of grant. Options that were granted prior to December 2008 are exercisable two years after the date of grant, while the options granted in December 2008 and thereafter are exercisable over a three-year period in one-third increments on each anniversary date after the date of grant. The fair value of the stock options is estimated using the Black-Scholes option pricing model. Use of this model requires the Company to make certain assumptions regarding the term that the options are expected to be outstanding (“expected life”), as well as regarding the risk-free interest rate, the Company’s expected dividend yield and the expected volatility of the Company’s stock price during the period the options are expected to be outstanding. The expected life and dividend yield are estimated based on historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant for periods that are approximately equal to the expected life. The Company uses historical share prices, for a period equivalent to the options’ expected life, to estimate the expected volatility of the Company’s share price. The fair value of the stock options has been based on the following weighted-average assumptions:

	2009	2008	2007
Expected life (years)	5	5	5
Risk-free interest rate	2.2%	1.4%	3.5%
Dividend yield	3.6%	3.4%	1.7%
Expected volatility	41.1%	35.6%	29.0%

The following table summarizes information with respect to common stock option awards under Sunoco’s management incentive plans (dollars in millions, except per-share and per-option amounts):

	Shares Under Option	Weighted- Average Option Price Per Share	Weighted- Average Fair Value Per Option*	Intrinsic Value
Outstanding, December 31, 2006	1,320,041	$56.95
Granted	502,434	$64.19	$16.92
Exercised	(250,167)	$31.26		$11

Outstanding, December 31, 2007	1,572,308	$63.35
Granted	684,400	$35.29	$8.11
Exercised	(17,815)	$15.58		$1
Canceled	(2,120)	$16.44

Outstanding, December 31, 2008	2,236,773	$55.19
Granted	216,100	$27.76	$7.51
Exercised**	(35,890)	$12.63		$1
Canceled	(84,167)	$46.69

Outstanding, December 31, 2009	2,332,816 ***	$53.61		$—

Exercisable, December 31
2007	613,549	$58.67
2008	1,049,939	$63.85
2009	1,702,042 ***	$61.35		$—

*	Represents the weighted-average fair value per option granted as of the date of grant.
**	Cash received by the Company upon exercise totaled less than $1 million and the related tax benefit realized amounted to less than $1 million.
***	The weighted-average remaining contractual term of outstanding options and exercisable options was 7.6 and 7.0 years, respectively.

Outstanding common stock award units under the Company’s management incentive plans mature upon completion of a three- or five-year service period or upon attainment of predetermined performance targets during a three-year period. For performance-based awards, adjustments for attainment of performance targets can range from 0-200 percent of the award grant. Awards are payable in cash or common stock as determined on the date of grant. Awards to be paid in cash are classified as liabilities in the Company’s consolidated balance sheets and are re-measured for expense purposes at fair value each period (based on the fair value of an equivalent number of Sunoco common shares at the end of the period) with any change in fair value recognized as an increase or decrease in income. For service-based awards to be settled in common stock, the grant-date fair value is based on the closing price of the Company’s shares on the date of grant. For performance-based awards to be settled in common stock, the payout of which is determined by market conditions related to stock price performance, the grant-date fair value is generally estimated using a Monte Carlo simulation model. Use of this model requires the Company to make certain assumptions regarding expected volatility of the Company’s stock price during the vesting period as well as regarding the risk-free interest rate and correlations of stock returns among the Company and its peers. The Company uses historical share prices, for a period equivalent to the award’s term, to estimate the expected volatility of the Company’s share price. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant for a term that approximates the award’s term. Correlations of stock returns among the Company and its peers are calculated using historical daily stock-return data for a period equivalent to the award’s term.

The following tables set forth separately information with respect to common stock unit awards to be settled in stock and awards to be settled in cash under Sunoco’s management incentive plans (dollars in millions, except per-unit amounts):

Stock Settled Awards	Awards	Weighted- Average Fair Value Per Unit*	Fair/ Intrinsic Value
Nonvested, December 31, 2006	162,935	$64.70
Granted	117,490	$65.42
Performance factor adjustment**	20,760
Vested	(66,040)	$40.58	$4
Canceled	(3,980)	$73.62

Nonvested, December 31, 2007	231,165	$69.69
Granted	348,879 ***	$38.19
Performance factor adjustment**	(30,867)
Vested	(17,363)	$80.20	$1
Canceled	(3,710)	$70.92

Nonvested, December 31, 2008	528,104	$47.91
Granted	264,024	$26.99
Performance factor adjustment**	(23,736)
Vested	(34,329)	$69.95	$1
Canceled	(39,323)	$44.65

Nonvested, December 31, 2009	694,740	$38.34

*	Represents the weighted-average fair value per unit as of the date of grant.
**	Consists of adjustments to vested performance-based awards to reflect actual performance. The adjustments are required since the original grants of these awards were at 100 percent of the targeted amounts.
***	Includes 217,520 performance-based awards that were granted in December 2008 for which performance targets were not established until January 2009. Accordingly, these awards were not deemed to be granted for accounting purposes until January 2009 and no expense was recognized on the awards during 2008.

Cash Settled Awards	Awards	Weighted- Average Fair Value Per Unit*	Fair/ Intrinsic Value
Nonvested, December 31, 2006	426,590	$57.92
Granted	143,170	$63.98
Performance factor adjustment**	198,440
Vested***	(396,880)	$41.28	$29

Nonvested, December 31, 2007	371,320	$69.15
Performance factor adjustment**	(63,469)
Vested***	(35,701)	$77.54	$2

Nonvested, December 31, 2008	272,150	$66.09
Performance factor adjustment**	(55,832)
Vested***	(68,238)	$68.43	$2
Canceled	(10,580)	$66.05

Nonvested, December 31, 2009	137,500 †	$63.98

*	Represents the weighted-average fair value per unit as of the date of grant.
**	Consists of adjustments to vested performance-based awards to reflect actual performance. The adjustments are required since the original grants of these awards were at 100 percent of the targeted amounts.
***	Cash payments for vested awards are made in the first quarter of the following year.
†	Includes 102,490 awards attributable to retirement-eligible employees for whom no further service is required.

For the years 2009, 2008 and 2007, the Company recognized stock-based compensation expense of $5, $7 and $33 million, respectively, and related tax benefits of $2, $3 and $13 million, respectively. As of December 31, 2009, total compensation cost related to nonvested awards not yet recognized was $22 million, and the weighted-average period over which this cost is expected to be recognized in income is 2.9 years. The stock-based compensation expense and the total compensation cost related to nonvested awards not yet recognized reflect the Company’s estimates of performance factors pertaining to performance-based common stock unit awards. In addition, equity-based compensation expense attributable to Sunoco Logistics Partners L.P. for 2009, 2008 and 2007 amounted to $5, $4 and $5 million, respectively.

18. Fair Value Measurements

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheets at December 31, 2009 and 2008 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2009
Assets:
Cash equivalents	$367	$—	$—	$367
Available-for-sale securities	12	7	—	19
Derivative contract gains	2	2	—	4

	$381	$9	$—	$390

Liabilities:
Derivative contract losses	$—	$4	$—	$4

	$—	$4	$—	$4

December 31, 2008
Assets:
Cash equivalents	$218	$—	$—	$218
Available-for-sale securities	10	9	—	19
Derivative contract gains	—	77	—	77

	$228	$86	$—	$314

Liabilities:
Derivative contract losses	$14	$80	$—	$94

	$14	$80	$—	$94

Sunoco’s current assets (other than inventories and deferred income taxes) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At December 31, 2009 and 2008, the estimated fair value of Sunoco’s long-term debt was $2,186 and $1,686 million, respectively, compared to carrying amounts of $2,061 and $1,705 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available to Sunoco at the respective balance sheet dates for similar issues.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached. As a result, the Company has no significant derivative counterparty credit exposure at December 31, 2009. Market and credit risks associated with all of Sunoco’s derivative contracts are reviewed regularly by management.

The Company had open derivative contracts pertaining to 472 thousand barrels of refined products at December 31, 2009. These open derivative positions vary in duration but generally do not extend beyond December 31, 2010. In addition, the Partnership was a party to a $50 million floating to fixed interest rate swap agreement that matured in January 2010.

The following table sets forth fair value amounts of the Company’s derivatives included in the consolidated balance sheet at December 31, 2009 (in millions of dollars):

	Assets *	Liabilities **
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$3	$3
Interest rate contracts	—	—

	3	3

Derivatives not designated as hedging instruments:
Commodity contracts	1	1
Transportation contracts	—	—

	1	1

	$4	$4

*	Included in accounts and notes receivable, net, in the consolidated balance sheet.
**	Included in accrued liabilities in the consolidated balance sheet.

The following table sets forth the impact of derivatives on the Company’s financial performance for the year ended December 31, 2009 (in millions of dollars):

	Pretax Gains (Losses) Recognized in Other Comprehensive Income	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(16)	$13	*
Commodity contracts		(36	)**
Interest rate contracts	—	—	***

	$(16)	$(23)

Derivatives not designated as hedging instruments:
Commodity contracts		$—	*
Commodity contracts		(25	)**
Transportation contracts		(1	)**

		$(26)

*	Included in sales and other operating revenue in the consolidated statement of operations.
**	Included in cost of products sold and operating expenses in the consolidated statement of operations.
***	Included in interest cost and debt expense in the consolidated statement of operations.

19. Business Segment Information

Sunoco is a petroleum refiner and marketer, and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s operations are organized into five business segments.

The Refining and Supply segment manufactures petroleum products and commodity petrochemicals at Sunoco’s Marcus Hook, Philadelphia and Toledo refineries and sells these products to other Sunoco businesses and to wholesale and industrial customers. In the fourth quarter of 2009, Refining and Supply permanently shut down all process units at its Eagle Point refinery in response to weak demand and increased global refining capacity and, on June 1, 2009, sold its discontinued Tulsa refining operations (Note 2). Prior to the shutdown of the Eagle Point refinery and the sale of the Tulsa refinery, Refining and Supply manufactured petroleum products at these facilities as well as lubricants at Tulsa, which were sold to other Sunoco businesses and to wholesale and industrial customers.

The Retail Marketing segment sells gasoline and middle distillates at retail and operates convenience stores in 23 states primarily on the East Coast and in the Midwest region of the United States.

The Chemicals segment manufactures phenol and related products at chemical plants in Philadelphia, PA and Haverhill, OH; and polypropylene at facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA. This segment also distributes and markets these products. Sunoco permanently shut down its Bayport polypropylene facility in March 2009 (Note 2). On February 1, 2010, Sunoco entered into an agreement to sell its polypropylene business to Braskem S.A. for approximately $350 million in cash. The sale will include assets and inventory attributable to the polypropylene business, subject to a market-based working capital adjustment at the time of closing. The transaction is subject to regulatory approval and customary closing conditions, and is expected to be completed on or about March 31, 2010. Included in the sale are Sunoco’s polypropylene manufacturing facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA. The carrying amount of the assets to be sold is approximately $530 million at December 31, 2009. Sunoco expects to record a pretax loss on the sale in the first quarter of 2010 of approximately $185-$195 million. The polypropylene business is expected to be classified as a discontinued operation in the financial statements to be included in the Company’s 2010 First Quarter Quarterly Report on Form 10-Q for all periods presented therein up to the divestment date.

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

The Coke segment makes high-quality, blast-furnace coke at facilities located in Vansant, VA (Jewell), East Chicago, IN (Indiana Harbor), Franklin Furnace, OH (Haverhill) and, commencing in the fourth quarter of 2009, Granite City, IL (Granite City), and produces metallurgical coal from mines in Virginia and West Virginia, primarily for use at the Jewell cokemaking facility. Substantially all of the coke sales during the 2007-2009 period were made under long-term contracts with three major steel companies. In addition, the Indiana Harbor, Haverhill and Granite City facilities generate energy in the form of heat, steam or electrical power. Sunoco is also the operator of a cokemaking plant in Vitória, Brazil which commenced operations in 2007 (Note 7). An agreement has been entered into for a cokemaking facility and associated cogeneration power plant to be built, owned and operated by Sunoco in Middletown, OH, which is subject to resolution of all contingencies, including necessary permits.

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

Segment Information (millions of dollars)

	Refining and Supply	Retail Marketing	Chemicals	Logistics		Coke	Corporate and Other		Consolidated
2009
Sales and other operating revenue (including consumer excise taxes)*:
Unaffiliated customers	$12,305	$11,458	$1,616	$4,696		$1,116	$—		$31,191
Intersegment	$9,384	$—	$—	$703		$8	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$(513)	$146	$ 1	$152		$193	$(709)		$(730)
Income tax (expense) benefit	197	(60)	—	(55)		(13)	291		360

Income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$(316)	$ 86	$ 1	$ 97		$180	$(418	)**	(370)

Income from discontinued Tulsa refining operations									41

Loss attributable to Sunoco, Inc. shareholders									$(329)

Equity income (loss)	$(3)	$—	$—	$26		$—	$—		$23
Depreciation, depletion and amortization*	$279	$95	$65	$49		$33	$—		$521
Capital expenditures	$380	$80	$35	$175	***	$229	$—		$899
Investments in affiliated companies	$23	$—	$—	$91		$41	$—		$155
Identifiable assets	$4,387	$1,055	$1,222	$3,068		$1,284	$928	†	$11,895 ††

*	Excludes amounts attributable to discontinued Tulsa refining operations (Note 2).
**	Consists of $38 million of after-tax corporate expenses, $50 million of after-tax net financing expenses and other, a $26 million after-tax gain on the divestment of the retail heating oil and propane distribution business, a $411 million after-tax provision for asset write-downs and other matters and $55 million after tax of LIFO inventory profits (Note 2).
***	Excludes $50 million acquisition of a crude oil pipeline in Oklahoma and a refined products terminal in Michigan (Note 2).
†	Consists of Sunoco’s $394 million consolidated income tax refund receivable, $96 million consolidated deferred income tax asset and $438 million attributable to corporate activities.
††	After elimination of intersegment receivables.

Segment Information (millions of dollars)

	Refining and Supply	Retail Marketing	Chemicals	Logistics		Coke	Corporate and Other		Consolidated
2008
Sales and other operating revenue (including consumer excise taxes)*:
Unaffiliated customers	$23,594	$16,097	$2,925	$7,540		$827	$—		$50,983
Intersegment	$13,875	$—	$—	$2,566		$11	$—		$—

Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$ 729	$ 329	$ 55	$133		$135	$(161)		$1,220
Income tax (expense) benefit	(281)	(128)	(19)	(48)		(30)	90		(416)

Income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$448	$201	$36	$ 85		$105	$ (71	)**	804

Loss from discontinued Tulsa refining operations									(28)

Income attributable to Sunoco, Inc. shareholders									$ 776

Equity income (loss)	$(1)	$—	$—	$23		$—	$—		$22
Depreciation, depletion and amortization*	$251	$110	$67	$46		$25	$—		$499
Capital expenditures	$652	$128	$49	$145	***	$312	$—		$1,286
Investments in affiliated companies	$25	$—	$—	$85		$41	$—		$151
Identifiable assets	$5,065	$1,213	$1,199	$2,240		$1,039	$414	†	$11,150 ††

*	Excludes amounts attributable to discontinued Tulsa refining operations (Note 2).
**	Consists of $46 million of after-tax corporate expenses, $22 million of after-tax net financing expenses and other, a $14 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units, $26 million of after-tax gains related to income tax matters and a $43 million after-tax provision for asset write-downs and other matters (Notes 2, 4 and 15).
***	Excludes $185 million acquisition from ExxonMobil of a refined products pipeline system and related storage facilities located in Texas and Louisiana (Note 2).
†	Consists of Sunoco’s $138 million consolidated deferred income tax asset and $276 million attributable to corporate activities.
††	After elimination of intersegment receivables.

Segment Information (millions of dollars)

	Refining and Supply	Retail Marketing	Chemicals		Logistics	Coke		Corporate and Other		Consolidated
2007
Sales and other operating revenue (including consumer excise taxes)*:
Unaffiliated customers	$18,974	$14,333	$2,786		$5,696	$506		$—		$42,295
Intersegment	$12,078	$—	$—		$1,676	$10		$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$1,088	$113	$ 40		$ 71	$ 14		$(84)		$1,242
Income tax (expense) benefit	(415)	(44)	(14)		(26)	15		34		(450)

Income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$ 673	$ 69	$ 26		$ 45	$ 29		$(50	)**	792

Income from discontinued Tulsa refining operations										99

Income attributable to Sunoco, Inc. shareholders										$ 891

Equity income	$3	$—	$—		$28	$—		$—		$31
Depreciation, depletion and amortization*	$228	$108	$75		$37	$20		$—		$468
Capital expenditures	$700	$111	$66	***	$120	$182	†	$—		$1,179
Investments in affiliated companies	$25	$—	$—		$88	$41		$—		$154
Identifiable assets	$5,437	$1,386	$1,630		$2,446	$706		$921	††	$12,426	†††

*	Excludes amounts attributable to discontinued Tulsa refining operations (Note 2).
**	Consists of $67 million of after-tax corporate expenses, $41 million of after-tax net financing expenses and other, a $90 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units and a $32 million after-tax provision for asset write-downs and other matters (Notes 2 and 15).
***	Excludes $18 million acquisition of the noncontrolling interest in a polypropylene joint venture (Note 15).
†	Excludes $39 million investment in Brazilian cokemaking operations.
††	Consists of Sunoco’s $130 million consolidated deferred income tax asset and $791 million attributable to corporate activities.
†††	After elimination of intersegment receivables.

The following table sets forth Sunoco’s sales to unaffiliated customers and other operating revenue by product or service (excluding amounts attributable to discontinued Tulsa refining operations) (in millions of dollars):

	2009	2008	2007
Gasoline:
Wholesale	$3,830	$7,157	$5,879
Retail	8,158	11,843	10,344
Middle distillates	6,669	14,119	10,841
Residual fuel	1,433	1,922	1,637
Petrochemicals	1,867	3,580	3,489
Other refined products	409	909	672
Convenience store merchandise	515	521	536
Other products and services	320	280	257
Resales of purchased crude oil	4,487	7,386	5,566
Coke and coal operations	1,116	827	506
Consumer excise taxes	2,387	2,439	2,568

	$31,191	$50,983	$42,295

Sunoco, Inc. and Subsidiaries

Quarterly Financial and Stock Market Information (Unaudited)

(Millions of Dollars, Except Per-Share Amounts and Common Stock Prices)

		2009							2008
		First Quarter		Second Quarter	Third Quarter		Fourth Quarter		First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	Sales and other operating revenue (including consumer excise taxes)*	$6,128		$7,482	$8,634		$8,947		$12,087	$15,157		$15,135		$8,604
	Gross profit**	$323		$175	$178		$182		$123	$341		$1,102		$729
	Income (loss) from continuing operations***	$45		$(35)	$(286)		$35		$(38)	$103		$560		$292
	Net income (loss)	$51	†	$(21)††	$(286	)†††	$56	#	$(38)	$108	##	$576	###	$243	@
	Net income (loss) attributable to Sunoco, Inc. shareholders	$12		$(55)	$(312)		$26		$(59)	$82		$549		$204
	Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
	Basic:
	Income (loss) from continuing operations***	$.05		$(.59)	$(2.67)		$.04		$(.50)	$.66		$4.56		$2.16
	Net income (loss)	$.10		$(.47)	$(2.67)		$.22		$(.50)	$.70		$4.70		$1.75
	Diluted:
	Income (loss) from continuing operations***	$.05		$(.59)	$(2.67)		$.04		$(.50)	$.66		$4.56		$2.16
	Net income (loss)	$.10		$(.47)	$(2.67)		$.22		$(.50)	$.70		$4.70		$1.74
	Cash dividends per share of common stock	$.30		$.30	$.30		$.30		$.275	$.30		$.30		$.30
Common stock price@@	—high	$47.40		$32.74	$29.75		$34.49		$73.68	$56.90		$49.44		$44.19
	—low	$25.79		$22.61	$21.45		$24.25		$47.93	$36.71		$31.68		$21.30
	—end of period	$26.48		$23.20	$28.45		$26.10		$52.47	$40.69		$35.58		$43.46

*	Reflects decreases of $306 and $709 million for the quarters ended March 31, 2009 and 2008, respectively, compared to amounts previously reported on Securities and Exchange Commission Form 10-Q. These decreases are due to the treatment of the Tulsa refinery that was sold on June 1, 2009 as a discontinued operation.
**	Gross profit equals sales and other operating revenue less cost of products sold; operating expenses; depreciation, depletion and amortization; and consumer excise, payroll and other applicable taxes.
***	For the first quarter of 2009, reflects a decrease of $6 million compared to the amount previously reported on Securities and Exchange Commission Form 10-Q in income from continuing operations, or $.05 per share of common stock. This decrease is due to the treatment of the Tulsa refinery that was sold on June 1, 2009 as a discontinued operation.
†	Includes a $47 million after-tax provision for asset write-downs and other matters (including $3 million after tax attributable to the discontinued Tulsa operations).
††	Includes a $44 million after-tax provision for asset write-downs and other matters and a $20 million net after-tax gain related to the divestment of the discontinued Tulsa operations.
†††	Includes a $304 million after-tax provision for asset write-downs and other matters and a $26 million after-tax gain on the divestment of the retail heating oil and propane distribution business.
#

Includes a $19 million after-tax provision for asset write-downs and other matters, a $21 million after-tax favorable adjustment to the gain related to the divestment of the discontinued Tulsa operations and a $55 million after-tax gain from the liquidation of LIFO inventories in connection with the permanent shutdown of the Eagle Point refinery.

##	Includes an $11 million after-tax gain related to an insurance recovery and a $10 million after-tax gain related to income tax matters.
###	Includes a $10 million after-tax provision for asset write-downs attributable to the discontinued Tulsa operations.
@

Includes a $139 million after-tax provision for asset write-downs (including $85 million after tax attributable to the discontinued Tulsa operations), a $16 million after-tax gain related to income tax matters and a $14 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units.

@@

The Company’s common stock is principally traded on the New York Stock Exchange, Inc. under the symbol “SUN”. The Company had approximately 19,900 holders of record of common stock as of January 29, 2010.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of such controls. Management’s Report on Internal Control Over Financial Reporting on page 61 and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting on page 62 are incorporated herein by reference.

There have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information on directors required by Item 401 of Regulation S-K appearing in the section entitled “Item 1, Election of Directors, Nominees for the Board of Directors” under the heading “Proposals on Which You May Vote;” the information required by Item 405 of Regulation S-K appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and the information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K appearing in the sections “Committee Structure” and “Director Independence” under the heading “Governance of the Company” and in the section “Nominees for the Board of Directors,” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2009, are incorporated herein by reference.

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

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2009,” “Outstanding Equity Awards at Fiscal Year-End 2009,” “Option Exercises and Stock Vested in 2009,” “Pension Benefits,” “Nonqualified Deferred Compensation in 2009,” and “Other Potential Post-Employment Payments,” and appearing under the heading “Directors’ Compensation;” and the information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2009, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K appearing in the answer to Question 15 under the heading “Questions and Answers,” and appearing under the heading “Directors’ and Officers’ Ownership of Sunoco Stock” in the Company’s Proxy Statement, and the information required by Item 201(d) of Regulation S-K appearing in the section entitled “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2009, are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K appearing in the section entitled “Certain Relationships and Related Transactions” and the information required by Item 407(a) of Regulation S-K appearing in the section “Director Independence” under the heading “Governance Matters” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2009, are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A appearing in the section entitled “Item 4. Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year 2010” under the heading “Proposals on Which You May Vote” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2009, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

The consolidated financial statements are set forth under Item 8 of this report.

2.	Financial Statement Schedules:

Schedule II—Valuation Accounts is included on page 110 of this report. Other schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

3.	Exhibits:

3.(i)

—Amendment to the Articles of Incorporation of Sunoco, Inc., effective December 3, 2009 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated December 4, 2009, File No. 1-6841). The Articles of Incorporation of Sunoco, Inc. as amended and restated as of March 1, 2006 are incorporated by reference to Exhibit 3.(i) of the Company’s 2005 Form 10-K filed March 3, 2006, File No. 1-6841.

3.(ii)	—Sunoco, Inc. Bylaws, as amended and restated as of December 3, 2009 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated December 4, 2009, File No. 1-6841).

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

10.2*

—Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated effective December 3, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s 2008 Form 10-K filed February 25, 2009, File No.1-6841).

10.3*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.3 of the Company’s 2008 Form 10-K filed February 25, 2009, File No.1-6841).

10.4*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.4 of the Company’s 2008 Form 10-K filed February 25, 2009, File No.1-6841).

10.5*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.5 of the Company’s 2008 Form 10-K filed February 25, 2009, File No.1-6841).

10.6*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.6 of the Company’s 2008 Form 10-K filed February 25, 2009, File No.1-6841).

10.7*

—Form of Stock Option Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.7 of the Company’s 2008 Form 10-K filed February 25, 2009, File No.1-6841).

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

10.12*	—Sunoco, Inc. Savings Restoration Plan, as amended and restated as of December 3, 2009.

10.13*

—Sunoco, Inc. Executive Incentive Plan, as amended and restated effective July 2, 2008 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 7, 2008, File No. 1-6841).

10.14*	—Sunoco, Inc. Executive Retirement Plan, as amended and restated as of December 3, 2009.

10.15*

—Sunoco, Inc. Special Executive Severance Plan, as amended and restated effective November 1, 2007 (incorporated by reference to Exhibit 10.14 of the Company’s 2007 Form 10-K filed February 27, 2008, File No. 1-6841).

10.16*	—Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated as of December 3, 2009.

10.17*	—Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective May 7, 2009.

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

10.22*

—Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective December 31, 2009.

10.23*

—Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated as of November 1, 2007 (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 7, 2008, File No. 1-6841).

10.24*

—Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective December 31, 2009.

10.25*	—Offer Letter with Lynn Laverty Elsenhans, dated July 15, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 15, 2008, File No. 1-6841).

10.26*	—Offer Letter with Dennis Zeleny, dated January 12, 2009 (incorporated by reference to Exhibit 10.27 of the Company’s 2008 Form 10-K filed February 25, 2009, File No. 1-6841).

10.27*	—Offer Letter with Brian P. MacDonald, dated June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2009, File No. 1-6841).

10.28*	—Offer Letter with Anne-Marie Ainsworth, dated September 23, 2009.

10.29

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

10.31

—Amendment No. 2010-1 to Omnibus Agreement, dated as of February 22, 2010, and effective January 1, 2010, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware LLC, Atlantic Petroleum Corporation, Sun Pipe Line Company, Sun Pipe Line Delaware (Out) LLC, Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC.

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

12	—Statement re Sunoco, Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges for the Year Ended December 31, 2009.

14	—Sunoco, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 of the Company’s 2005 Form 10-K filed March 3, 2006, File No. 1-6841).

21	—Subsidiaries of Sunoco, Inc.

23	—Consent of Independent Registered Public Accounting Firm.

24.1	—Power of Attorney executed by certain officers and directors of Sunoco, Inc.

24.2	—Certified copy of the resolution authorizing certain officers to sign on behalf of Sunoco, Inc.

31.1	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Sunoco, Inc. and Subsidiaries

Schedule II—Valuation Accounts

For the Years Ended December 31, 2009, 2008 and 2007

(Millions of Dollars)

	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Costs and Expenses	Charged To Other Accounts
For the year ended December 31, 2009:
Deducted from asset in balance sheet—allowance for doubtful accounts and notes receivable	$5	$2	$—	$2	$5
For the year ended December 31, 2008:
Deducted from asset in balance sheet—allowance for doubtful accounts and notes receivable	$2	$4	$—	$1	$5
For the year ended December 31, 2007:
Deducted from asset in balance sheet—allowance for doubtful accounts and notes receivable	$2	$1	$—	$1	$2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOCO, INC.

By	/s/ BRIAN P. MACDONALD
Brian P. MacDonald
Senior Vice President and Chief Financial Officer

Date February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 24, 2010:

ROBERT J. DARNALL* Robert J. Darnall, Director	JOHN P. JONES, III* John P. Jones, III, Director

GARY W. EDWARDS*

Gary W. Edwards, Director

LYNN L. ELSENHANS*

Lynn L. Elsenhans, Chairman,

Chief Executive Officer,

President and Director

(Principal Executive Officer)

URSULA O. FAIRBAIRN*

Ursula O. Fairbairn, Director

THOMAS P. GERRITY*

Thomas P. Gerrity, Director

ROSEMARIE B. GRECO*

Rosemarie B. Greco, Director

JAMES G. KAISER*

James G. Kaiser, Director

JOSEPH P. KROTT*

Joseph P. Krott, Comptroller

(Principal Accounting Officer)

BRIAN P. MACDONALD*

Brian P. MacDonald,

Senior Vice President,

Chief Financial Officer

(Principal Financial Officer)

JOHN W. ROWE*

John W. Rowe, Director

JOHN K. WULFF*

John K. Wulff, Director

*By	/s/ BRIAN P. MACDONALD
Brian P. MacDonald Individually and as Attorney-in-Fact