Form 10-Q
period 2010-03-31
SUNOCO INC
filed 2010-05-06
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At March 31, 2010, there were 120,560,470 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended March 31
	2010	2009*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$8,166	$5,945
Interest income	—	1
Other income, net	26	6

	8,192	5,952

COSTS AND EXPENSES
Cost of products sold and operating expenses	7,311	4,936
Consumer excise taxes	530	569
Selling, general and administrative expenses	146	168
Depreciation, depletion and amortization	114	116
Payroll, property and other taxes	34	39
Provision for asset write-downs and other matters (Note 3)	45	67
Interest cost and debt expense	39	31
Interest capitalized	(3)	(10)

	8,216	5,916

Income (loss) from continuing operations before income tax benefit	(24)	36
Income tax benefit (Note 4)	(9)	(5)

Income (loss) from continuing operations	(15)	41
Income (loss) from discontinued operations, net of income taxes (Note 2)	(23)	10

Net income (loss)	(38)	51
Less: Net income attributable to noncontrolling interests	25	39

Net income (loss) attributable to Sunoco, Inc. shareholders	$(63)	$12

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$(.34)	$.02
Income (loss) from discontinued operations	(.19)	.08

Net income (loss)	$(.53)	$.10

Diluted:
Income (loss) from continuing operations	$(.34)	$.02
Income (loss) from discontinued operations	(.19)	.08

Net income (loss)	$(.53)	$.10

Weighted-average number of shares outstanding (Note 5):
Basic	118.8	116.9
Diluted	118.8	117.0

Cash dividends paid per share of common stock (Note 10)	$.15	$.30

*	Reclassified to conform to 2010 presentation (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At March 31 2010	At December 31 2009
	(UNAUDITED)
ASSETS
Cash and cash equivalents	$812	$377
Receivable from sale of polypropylene business (Note 2)	351	—
Accounts and notes receivable, net	2,273	2,262
Inventories:
Crude oil	508	277
Petroleum and chemical products	138	164
Materials, supplies and other	189	194
Income tax refund receivable (Note 4)	33	394
Deferred income taxes	96	96

Total current assets	4,400	3,764

Investments and long-term receivables	179	179
Properties, plants and equipment	11,626	12,067
Less accumulated depreciation, depletion and amortization	4,347	4,441

Properties, plants and equipment, net	7,279	7,626
Deferred charges and other assets	249	326

Total assets	$12,107	$11,895

LIABILITIES AND EQUITY
Accounts payable	$3,497	$3,322
Accrued liabilities (Note 6)	655	484
Short-term borrowings	115	397
Current portion of long-term debt	8	6
Taxes payable	224	209

Total current liabilities	4,499	4,418

Long-term debt (Note 7)	2,324	2,061
Retirement benefit liabilities (Note 8)	551	778
Deferred income taxes	971	998
Other deferred credits and liabilities (Note 6)	563	521
Commitments and contingent liabilities (Note 6)

Total liabilities	8,908	8,776

EQUITY
Sunoco, Inc. shareholders’ equity	2,712	2,557
Noncontrolling interests	487	562

Total equity	3,199	3,119

Total liabilities and equity	$12,107	$11,895

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Three Months Ended March 31
	2010	2009
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38)	$51
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on divestment of discontinued polypropylene chemical operations	169	—
Provision for asset write-downs and other matters	45	79
Depreciation, depletion and amortization	117	125
Deferred income tax expense (benefit)	(48)	38
Payments less than (in excess of) expense for retirement plans	(134)	11
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(11)	(144)
Inventories	(248)	(38)
Accounts payable and accrued liabilities	341	(10)
Income tax refund receivable and taxes payable	319	(208)
Other	(11)	(7)

Net cash provided by (used in) operating activities	501	(103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(161)	(227)
Proceeds from divestments	8	2
Other	—	2

Net cash used in investing activities	(153)	(223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	(282)	(36)
Net proceeds from issuance of long-term debt	571	658
Repayments of long-term debt	(303)	(275)
Net proceeds from sale of Sunoco Logistics Partners L.P. limited partnership units	145	—
Cash distributions to investors in cokemaking operations	(4)	(3)
Cash distributions to investors in Sunoco Logistics Partners L.P.	(23)	(16)
Cash dividend payments	(18)	(35)
Other	1	(1)

Net cash provided by financing activities	87	292

Net increase (decrease) in cash and cash equivalents	435	(34)
Cash and cash equivalents at beginning of period	377	240

Cash and cash equivalents at end of period	$812	$206

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the loss on divestment of the polypropylene chemicals business and the provision for asset write-downs and other matters (Notes 2 and 3). Results for the three months ended March 31, 2010 are not necessarily indicative of results for the full-year 2010.

The condensed consolidated financial statements contain the accounts of all entities that are controlled by the Company and variable interest entities for which the Company is the primary beneficiary. On January 1, 2010, new accounting guidance became effective which, among other things, clarifies when a company is to be deemed the primary beneficiary and requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE. Adoption of this new guidance had no impact on the Company’s assessment of its interests in VIEs.

2. Discontinued Operations.

Polypropylene Chemical Operations

On March 31, 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem S.A. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. Sunoco received $351 million in cash proceeds from this divestment on April 1, 2010 and recognized a net loss of $169 million ($44 million after tax) related to the divestment which is reflected in the loss from discontinued operations in the 2010 first quarter statement of operations.

Tulsa Refining Operations

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 from the sale of the related inventory.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

As a result of the sale of the polypropylene and Tulsa refining operations, such operations have been classified as discontinued operations in the condensed consolidated statements of operations. The following is a summary of income (loss) from discontinued operations for the three-month periods ended March 31, 2010 and 2009 (in millions of dollars):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Polypropylene Operations	Tulsa Refining Operations	Total	Polypropylene Operations	Tulsa Refining Operations	Total
Income (loss) before income tax expense (benefit)	$(136)	$—	$(136)	$5	$9	$14
Income tax expense (benefit)	(113)	—	(113)	1	3	4

Income (loss) from discontinued operations*	$(23)	$—	$(23)	$4	$6	$10

*	Attributable to Sunoco, Inc. shareholders.

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $313 and $531 million for the three months ended March 31, 2010 and 2009, respectively.

3. Asset Write-Downs and Other Matters.

The following table summarizes information regarding the provisions for asset write-downs and other matters recognized during the first three months of 2010 and 2009 (in millions of dollars):

	Pretax Provisions	After-tax Provisions
2010
Eagle Point refinery	$33	$20
Business improvement initiative	12	7

	$45	$27

2009
Business improvement initiative	$57	$34
Other	10	6

	$67	$40

In 2009, the Company permanently shut down all process units at the Eagle Point refinery. In connection with this decision, Sunoco recorded a $476 million provision ($284 million after tax) in the second half of 2009 to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs. In the first quarter of 2010, Sunoco recorded an additional $33 million accrual ($20 million after tax) primarily for contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

In 2009, management implemented a business improvement initiative to reduce costs and improve business processes. The initiative included all business and operations support functions, as well as operations at the Philadelphia and Marcus Hook refineries and hourly workers in certain identified areas. In connection with this initiative, the Company established a $169 million accrual ($100 million after tax) in 2009, including $57 million ($34 million after tax) in the first quarter, for employee terminations, pension and postretirement settlement and curtailment losses and other related costs. In the first quarter of 2010, Sunoco recorded an additional $12 million accrual ($7 million after tax) primarily for pension settlement losses.

In the first quarter of 2009, Sunoco also recorded a $10 million provision ($6 million after tax) to write down to estimated fair value certain assets primarily in the Refining and Supply business.

The following table summarizes the changes in the accrual for employee terminations and other exit costs during the three months ended March 31, 2010 (in millions of dollars):

Balance at beginning of period	$72
Additional accruals	7
Payments charged against the accruals	(17)

Balance at end of period	$62

4. Income Taxes.

The following table sets forth a reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations (in millions of dollars):

	Three Months Ended March 31
	2010	2009
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$(8)	$13
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests*	(9)	(14)
Deferred state income tax adjustment attributable to continuing phenol chemical operations	9	—
Nonconventional fuel credits	(1)	(4)
Manufacturers’ deduction	3	—
Other	(3)	—

	$(9)	$(5)

*	No income tax expense is reflected in the consolidated statements of operations for partnership income attributable to noncontrolling interests.

In the first quarter of 2010, Sunoco recorded a $9 million unfavorable adjustment to deferred state income taxes attributable to its continuing phenol chemical operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company received a federal income tax refund of $394 million in March 2010 for the carryback of its 2009 net operating loss.

5. Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Three Months Ended March 31
	2010*	2009
Weighted-average number of common shares outstanding – basic	118.8	116.9
Add effect of dilutive stock incentive awards	—	.1

Weighted-average number of shares – diluted	118.8	117.0

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At March 31 2010	At December 31 2009
Accrued liabilities	$31	$32
Other deferred credits and liabilities	85	84

	$116	$116

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2009	$32	$69	$4	$13	$4	$1	$123
Accruals	1	5	—	1	—	—	7
Payments	(3)	(5)	—	(1)	(1)	—	(10)
Other	—	1	—	—	—	—	1

Balance at March 31, 2009	$30	$70	$4	$13	$3	$1	$121

Balance at January 1, 2010	$30	$66	$4	$12	$3	$1	$116
Accruals	1	4	—	1	—	—	6
Payments	(2)	(4)	—	(1)	(1)	—	(8)
Other	—	2	—	—	—	—	2

Balance at March 31, 2010	$29	$68	$4	$12	$2	$1	$116

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At March 31, 2010, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $80 million. However, the Company believes it

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of March 31, 2010, Sunoco had been named as a PRP at 35 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, are individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $9 million at March 31, 2010. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $13 million at March 31, 2010 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Regulatory Matters

Through the operation of its refineries, chemical plants, marketing facilities, coke plants and coal mines, Sunoco’s operations emit greenhouse gases (“GHG”), including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. Current proposals being considered by Congress include cap and trade legislation and carbon taxation legislation. One current cap and trade bill proposes a system that would begin in 2012 which would require the Company to provide carbon emission allowances for emissions at its manufacturing facilities as well as emissions caused by the use of fuels it sells. The cap and trade program would require affected businesses to buy emission credits from the government, other businesses or through an auction process. The exact amount of such costs, as well as those that could result from any carbon taxation, would not be established until the future. However, the Company believes that these costs could be material, and there is no assurance that the Company would be able to recover them in the sale of its products. Other federal and state actions to develop programs for the reduction of GHG emissions are also being considered. In addition, during 2009, the EPA indicated that it intends to regulate carbon dioxide emissions. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline are defendants in lawsuits alleging MTBE contamination of groundwater. As of December 31, 2009, Sunoco was a defendant in approximately 29 lawsuits involving five states and the Commonwealth of Puerto Rico. The plaintiffs include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by governmental authorities allege natural resource damages. Plaintiffs are seeking to recover compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

In the fourth quarter of 2009, Sunoco established a $15 million charge ($9 million after tax) for estimated future legal expenses and for estimated settlement costs attributable to certain of the cases. In April 2010, 25 of the cases were settled. The impact of these settlements was not material. One of the four remaining cases is pending in a New Hampshire state court and the other three cases are venued in a multidistrict proceeding in a New York federal court. Discovery is proceeding in all of these cases. Sunoco does not believe that the remaining cases will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2010.

7. New Borrowings.

In February 2010, Sunoco Logistics Partners L.P. (the “Partnership”) issued $500 million of long-term debt, consisting of $250 million of 5.50 percent notes due in 2020 and $250 million of 6.85 percent notes due in 2040.

8. Retirement Benefit Plans.

The following table sets forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended March 31		Three Months Ended March 31
	2010	2009	2010	2009
Service cost (cost of benefits earned during the year)	$11	$13	$1	$2
Interest cost on benefit obligations	16	19	5	6
Expected return on plan assets	(19)	(18)	—	—
Amortization of:
Actuarial losses	11	14	2	—
Prior service cost (benefit)	—	—	(4)	—

	19	28	4	8
Settlement losses*	13	6	—	—
Special termination benefits and curtailment losses (gains)*	3	13	(4)	2

Total expense	$35	$47	$—	$10

*	Includes settlement losses of $4 million and net curtailment gains of $1 million for the three months ended March 31, 2010 attributable to discontinued polypropylene chemical operations (Note 2).

In the first quarter of 2010, the Company contributed $233 million to its funded defined benefit plans consisting of $143 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9. Comprehensive Income (Loss).

The following table sets forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling interests (in millions of dollars):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Sunoco, Inc. Shareholders’ Equity	Non- controlling Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non- controlling Interests	Total
Income (loss) from continuing operations	$(40)	$25	$(15)	$2	$39	$41
Income (loss) from discontinued operations	(23)	—	(23)	10	—	10

Net income (loss)	(63)	25	(38)	12	39	51
Other comprehensive income (loss), net of related income taxes:

Reclassification to earnings of settlement and curtailment losses and prior service cost and actuarial loss amortization	12	—	12	13	—	13

Retirement benefit plan funded status adjustment	6	—	6	—	—	—

Net hedging losses	(2)	—	(2)	(4)	—	(4)
Reclassification of net hedging losses to earnings	1	—	1	3	—	3
Net (increase) decrease in unrealized loss on available-for-sale securities	1	—	1	(1)	—	(1)

Comprehensive income (loss)	$(45)	$25	$(20)	$23	$39	$62

10. Equity.

	At March 31 2010	At December 31 2009
	(Millions of Dollars)
Sunoco, Inc. shareholders’ equity:
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,669	1,703
Retained earnings	5,460	5,541
Accumulated other comprehensive loss	(311)	(329)
Common stock held in treasury, at cost	(4,387)	(4,639)

	2,712	2,557
Noncontrolling interests	487	562

Total equity	$3,199	$3,119

Sunoco, Inc. Shareholders’ Equity

The Company reduced the quarterly cash dividend on its common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year) beginning with the first quarter of 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The Company did not repurchase any of its common stock during the first three months of 2010 and has no intention to do so during the remainder of 2010. As part of a $233 million contribution to its funded defined benefit plans in the first quarter of 2010, the Company contributed 3.59 million shares of Sunoco common stock out of treasury valued at $90 million. The other $143 million of the contribution was in the form of cash. The shares contributed to the defined benefit plans were removed from the treasury on a last-in, first-out basis resulting in a $251 million reduction in treasury stock and a $161 million charge to capital in excess of par value.

Noncontrolling Interests

Cokemaking Operations

Third-party investors in Sunoco’s Indiana Harbor cokemaking operations are entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

The Company indemnifies the third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during a preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties. This preferential return period continued until the investors had achieved a cumulative preferential return of approximately 10 percent. The tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes the possibility is remote that it will be required to do so, at March 31, 2010, the maximum potential payment under these tax indemnifications would have been approximately $90 million.

Logistics Operations

In the second quarter of 2009, Sunoco Logistics L.P. issued 2.25 million limited partnership units in a public offering, generating $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased from 43 to 40 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which have provided Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. Sunoco received approximately 56 percent of the Partnership’s cash distributions during 2009 attributable to its limited and general partnership interests and its incentive distribution rights. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights and sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which further reduced its interest in the Partnership to 33 percent. As a result of these two transactions, Sunoco’s share of Partnership distributions is expected to be approximately 47 percent at the Partnership’s current quarterly cash distribution rate.

Since the issuance/sale of the limited partnership units and the modification of the incentive distribution rights discussed above did not result in a loss of control of the Partnership, they have been accounted for as equity transactions. As a result, the $110 million of cash proceeds in 2009 from the public equity offering was reflected as an increase in noncontrolling interests ($88 million) and capital in excess of par value within shareholders’ equity ($14 million, net of income taxes) and the $145 million of cash proceeds in 2010 from the public equity offering was reflected as an increase in noncontrolling interests ($48 million) and capital in excess of par value ($58 million, net of income taxes). The modification of the incentive distribution rights resulted in a $121 million decrease in noncontrolling interests and a $75 million increase in capital in excess of par value, net of income taxes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables set forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Cokemaking Operations	Logistics Operations	Total
At December 31, 2008	$71	$367	$438
Noncontrolling interests share of income	5	34	39
Cash distributions	(3)	(16)	(19)
Other	—	1	1

At March 31, 2009	$73	$386	$459

At December 31, 2009	$74	$488	$562
Noncontrolling interests share of income	3	22	25
Cash distributions	(4)	(23)	(27)
Reduction in Sunoco ownership attributable to the sale of limited partner units to the public	—	48	48
Distribution to Sunoco in connection with modification of incentive distribution rights	—	(121)	(121)

At March 31, 2010	$73	$414	$487

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. Fair Value Measurements.

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At March 31, 2010
Assets:
Cash equivalents	$801	$—	$—	$801
Available-for-sale securities	11	8	—	19
Derivative contract gains	1	4	—	5

	$813	$12	$—	$825

Liabilities:
Derivative contract losses	$—	$7	$—	$7

	$—	$7	$—	$7

At December 31, 2009
Assets:
Cash equivalents	$367	$—	$—	$367
Available-for-sale securities	12	7	—	19
Derivative contract gains	2	2	—	4

	$381	$9	$—	$390

Liabilities:
Derivative contract losses	$—	$4	$—	$4

	$—	$4	$—	$4

Sunoco’s current assets (other than inventories and deferred income taxes) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At March 31, 2010 and December 31, 2009, the estimated fair value of Sunoco’s long-term debt was $2,462 and $2,186 million, respectively, compared to carrying amounts of $2,324 and $2,061 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available to Sunoco at the respective balance sheet dates for similar issues.

From time to time, Sunoco uses swaps, options, futures, forwards and other derivative instruments to hedge a variety of price risks. Such derivative instruments are used to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in what Sunoco considers to be acceptable margins for various refined products and to lock in the price of a portion of the Company’s electricity and natural gas purchases or sales and transportation costs. Sunoco also uses interest rate swaps from time to time to manage interest costs and minimize the effects of interest rate fluctuation on cash flows associated with its credit facilities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

All of these derivatives are recognized in the consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in income as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in net income against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in net income when the hedged items are recognized in net income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in net income. The amount of hedge ineffectiveness on derivative contracts during the first three months of 2010 and 2009 was not material. Sunoco does not hold or issue derivative instruments for trading purposes.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 10.8 million barrels of crude oil and refined products at March 31, 2010, which vary in duration but generally do not extend beyond March 31, 2011. These contracts include approximately 9 million barrels, which are split equally between crude oil purchases and gasoline sales that have been used to lock in what Sunoco considers acceptable margins for approximately 30 to 40 percent of expected gasoline production at the Company’s Northeast refineries for the months of April and May 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables set forth fair value amounts of the Company’s derivatives included in the condensed consolidated balance sheets at March 31, 2010 and December 31, 2009 (in millions of dollars):

	Assets*	Liabilities**
At March 31, 2010
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$4	$6
Interest rate contracts	—	—

	4	6

Derivatives not designated as hedging instruments:
Commodity contracts	1	1
Transportation contracts	—	—

	1	1

	$5	$7

At December 31, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$3	$3
Interest rate contracts	—	—

	3	3

Derivatives not designated as hedging instruments:
Commodity contracts	1	1
Transportation contracts	—	—

	1	1

	$4	$4

*	Included in accounts and notes receivable, net, in the condensed consolidated balance sheets.
**	Included in accrued liabilities in the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables set forth the impact of derivatives on the Company’s financial performance for the three months ended March 31, 2010 and 2009 (in millions of dollars):

Three Months Ended March 31, 2010	Pretax Gains (Losses) Recognized in Other Comprehensive Income	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(4)	$(2	)*
Commodity contracts		—	**
Interest rate contracts	—	—	***

	$(4)	$(2)

Derivatives not designated as hedging instruments:
Commodity contracts		$(1	)*
Commodity contracts		—	**
Transportation contracts		—	**

		$(1)

Three Months Ended March 31, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(7)	$22	*
Commodity contracts		(28	)**
Interest rate contracts	—	—	***

	$(7)	$(6)

Derivatives not designated as hedging instruments:
Commodity contracts		$(1	)*
Commodity contracts		(8	)**
Transportation contracts		(1	)**

		$(10)

*	Included in sales and other operating revenue in the condensed consolidated statements of operations.
**	Included in cost of products sold and operating expenses in the condensed consolidated statements of operations.
***	Included in interest cost and debt expense in the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

12. Business Segment Information.

The following tables set forth certain statement of operations information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue
Three Months Ended March 31, 2010	Unaffiliated Customers	Inter- Segment	Pretax Income (Loss)	After-tax Income (Loss)

Refining and Supply*	$3,094	$2,523	$(70)	$(42)
Retail Marketing	2,988	—	34	21
Chemicals*	249	—	5	3
Logistics	1,508	172	27	17
Coke	327	2	51	37
Corporate and Other	—	—	(96)	(76	)**

Consolidated	$8,166

Loss from continuing operations attributable to Sunoco, Inc. shareholders			$(49)	(40)

Loss from discontinued operations				(23)

Loss attributable to Sunoco, Inc. shareholders				$(63)

Three Months Ended March 31, 2009

Refining and Supply*	$2,457	$1,646	$26	$14
Retail Marketing	2,302	—	9	6
Chemicals*	111	—	(17)	(12)
Logistics	839	198	48	30
Coke	236	2	33	25
Corporate and Other	—	—	(102)	(61	)***

Consolidated	$5,945

Income (loss) from continuing operations attributable to Sunoco, Inc. shareholders			$(3)	2

Income from discontinued operations				10

Income attributable to Sunoco, Inc. shareholders				$12

*	Excludes amounts attributable to discontinued operations (Note 2).
**	Consists of $23 million of after-tax corporate expenses, $17 million of after-tax net financing expenses and other, a $27 million after-tax provision for asset write-downs and other matters and a $9 million after-tax charge related to income tax matters (Notes 3 and 4).
***	Consists of $11 million of after-tax corporate expenses, $10 million of after-tax net financing expenses and other and a $40 million after-tax provision for asset write-downs and other matters (Note 3).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended March 31
	2010	2009	Variance
	(Millions of Dollars)
Refining and Supply:

Continuing operations	$(42)	$14	$(56)

Discontinued Tulsa operations	—	9	(9)

Retail Marketing	21	6	15

Chemicals:

Continuing operations	3	(12)	15

Discontinued polypropylene operations	21	8	13
Logistics	17	30	(13)

Coke	37	25	12

Corporate and Other:

Corporate expenses	(23)	(11)	(12)

Net financing expenses and other	(17)	(10)	(7)

Asset write-downs and other matters:
Continuing operations	(27)	(40)	13
Discontinued Tulsa operations	—	(3)	3
Discontinued polypropylene operations	—	(4)	4
Sale of discontinued polypropylene operations	(44)	—	(44)
Income tax matters	(9)	—	(9)

Net income (loss) attributable to Sunoco, Inc. shareholders	$(63)	$12	$(75)

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended March 31, 2010, the net loss attributable to Sunoco Inc. shareholders was $63 million, or $.53 per share of common stock on a diluted basis versus net income attributable to Sunoco, Inc. shareholders of $12 million, or $.10 per share, in the first quarter of 2009.

The $75 million decrease in results attributable to Sunoco, Inc. shareholders in the first quarter of 2010 was primarily due to the loss on sale of the discontinued polypropylene operations ($44 million), lower margins from continuing operations in Sunoco’s Refining and Supply business ($77 million), lower production of refined products ($20 million), lower average retail distillate margins ($14 million), lower results attributable to Sunoco’s Logistics business ($13 million) and a charge related to income tax matters ($9 million). Partially offsetting these negative factors were lower expenses ($47 million), higher results attributable to Sunoco’s Coke business ($12 million), increased income from continuing operations in the Chemicals business ($15 million), lower provisions for asset write-downs and other matters ($20 million) and higher average retail gasoline margins ($17 million).

Refining and Supply – Continuing Operations*

	For the Three Months Ended March 31
	2010	2009
Income (loss) (millions of dollars)	$(42)	$14
Wholesale margin** (per barrel)	$4.08	$6.33
Crude inputs as percent of crude unit rated capacity***	79%	76%
Throughputs (thousands of barrels daily):
Crude oil	533.3	626.9
Other feedstocks	58.9	67.5

Total throughputs	592.2	694.4

Products manufactured (thousands of barrels daily):
Gasoline	306.3	350.0
Middle distillates	202.4	233.4
Residual fuel	34.8	61.1
Petrochemicals	23.7	25.7
Other	51.8	54.4

Total production	619.0	724.6
Less: Production used as fuel in refinery operations	28.5	35.5

Total production available for sale	590.5	689.1

*	The financial and operating data presented in the table excludes amounts attributable to the Tulsa refinery, which was sold to Holly Corporation on June 1, 2009.
**	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
***	Reflects the impact of a 150 thousand barrels-per-day reduction in crude unit capacity in November 2009 attributable to the shutdown of the Eagle Point refinery.

Refining and Supply’s loss from continuing operations totaled $42 million in the first quarter of 2010 versus income of $14 million in the first quarter of 2009. The $56 million decrease in results was due to lower realized margins ($77 million) and production volumes ($20 million), partially offset by lower expenses ($38 million). Planned turnaround activities in March 2010 at the Marcus Hook and Toledo refineries resulted in reduced production and reduced realized margins due largely to lower yield gains and the cost of reserving for crude oil and refined product inventory draws at higher quarter-end prices. The overall crude utilization rate was 79 percent for the quarter, down from 85 percent in the fourth quarter of 2009. Lower expenses were largely the result of lower costs for purchased fuel and utilities as well as cost reductions related to the business improvement initiative and permanent shutdown of the Eagle Point refinery.

In 2009, the Company permanently shut down all process units at the Eagle Point refinery. In connection with this decision, Sunoco recorded a $284 million after-tax provision in the second half of 2009 to write-down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs. In the first quarter of 2010, Sunoco recorded an additional $20 million after-tax accrual primarily for contract losses attributable to the early terminations of certain marine transportation commitments largely resulting from the Eagle Point refinery shutdown. These charges have been reported as part of the Asset Write-downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

Refining and Supply – Discontinued Tulsa Operations

Discontinued Tulsa refining operations, which were divested on June 1, 2009, had income of $9 million in the first quarter of 2009 (see Note 2 to the condensed consolidated financial statements).

Retail Marketing

	For the Three Months Ended March 31
	2010	2009
Income (millions of dollars)	$21	$6
Retail margin* (per barrel):
Gasoline	$3.74	$2.69
Middle distillates	$3.35	$10.29
Sales (thousands of barrels daily):
Gasoline	271.4	282.1
Middle distillates	24.2	36.6

	295.6	318.7

Retail gasoline outlets	4,713	4,654

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $21 million in the first quarter of 2010 versus $6 million in the first quarter of 2009. The $15 million increase in earnings was primarily due to higher average retail gasoline margins ($17 million) and lower expenses ($21 million), partially offset by lower distillate margins ($14 million) and lower gasoline and distillate sales volumes ($5 million).

Chemicals – Continuing Operations*

	For the Three Months Ended March 31
	2010		2009
Income (loss)(millions of dollars)	$3		$(12)
Margin** (per pound)	9.9	¢	6.6	¢
Sales (millions of pounds)	449		407

*	The financial and operating data presented in the table relates to the phenol and related products operations. It excludes amounts attributable to the polypropylene business, which was sold to Braskem S.A. on March 31, 2010.
**	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

Chemicals income from continuing operations totaled $3 million in the first quarter of 2010 versus a loss of $12 million in the first quarter of 2009. The $15 million improvement in results was due primarily to higher margins ($9 million), higher sales volumes ($3 million) and lower expenses ($3 million).

Chemicals – Discontinued Operations

On March 31, 2010, Sunoco completed the sale of the common stock of its polypropylene business to Braskem S.A. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA, a propylene supply agreement and related inventory. Sunoco recognized a $44 million after-tax loss on divestment of this business, which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco received $351 million in cash proceeds from this divestment on April 1, 2010. (See Note 2 to the condensed consolidated financial statements.)

Discontinued polypropylene operations had income of $21 million in the first quarter of 2010 versus $8 million in the first quarter of 2009. The $13 million increase in earnings was primarily due to higher margins and lower expenses, partially offset by lower sales volumes and the absence of a favorable lower of cost or market adjustment that was recorded in the first quarter of 2009 pertaining to inventory written down in 2008. Margins in 2010 include $6 million of after-tax LIFO inventory profits.

Logistics

Logistics earned $17 million in the first quarter of 2010 versus $30 million in the first quarter of 2009. The $13 million decrease was primarily due to lower crude marketing results which were the result of a reduced level of market-related income driven primarily by the contraction of the contango market structure in 2010.

Coke

Coke earned $37 million in the first quarter of 2010 versus $25 million in the first quarter of 2009. The $12 million increase in earnings was due primarily to improved results from Jewell operations largely associated with higher price realizations from coke production.

With respect to the Jewell operation, beginning in January 2008, the price of coke from this facility (700 thousand tons per year) changed from a fixed price to an amount equal to the sum of (i) the cost of delivered coal to the Haverhill facility multiplied by an adjustment factor, (ii) actual transportation costs, (iii) an operating cost component indexed for inflation, (iv) a fixed-price component, and (v) applicable taxes (except for property and net income taxes). In July 2009, ArcelorMittal filed a lawsuit in Ohio state court challenging the prices charged to ArcelorMittal under the coke purchase agreement. The lawsuit was removed to federal court in Ohio and in January 2010, a motion was granted to dismiss the lawsuit without prejudice on the basis of ArcelorMittal’s failure to allege facts that are sufficient to raise a right of relief above the speculative level. ArcelorMittal filed an amended complaint in February 2010. SunCoke Energy continues to believe that the prices have been determined in accordance with the agreement and intends to vigorously defend its rights under the coke agreement.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility, which was subject to resolution of a number of contingencies which have now been resolved. SunCoke Energy has obtained the necessary permits to build and operate the plant, although some of them have been appealed. Management believes that any risks have been sufficiently mitigated and construction of the facility is proceeding. These facilities are expected to cost in aggregate approximately $380 million and be completed in the second half of 2011. The plant is expected to produce 550 thousand tons of coke per year and provide on average, 46 megawatts of power. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through March 31, 2010 totaled $79 million.

In April 2010, SunCoke Energy announced its intention to expand production from its Jewell coal mines by 500 thousand tons per year, or approximately 40 percent, to an annualized rate of 1.75 million tons by late 2012. Capital outlays for this project are expected to total approximately $25 million.

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

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $23 million after tax in the first quarter of 2010 versus $11 million after tax in the first quarter of 2009. The $12 million increase in expense was primarily due to $8 million of unfavorable income tax adjustments in 2010 and higher accruals for performance-related incentive compensation. The income tax adjustments include a $4 million reduction to Sunoco’s manufacturers’ deduction as a result of the carryback of the Company’s 2009 net operating loss to prior years.

Net Financing Expenses and Other – Net financing expenses and other were $17 million after tax in the first quarter of 2010 versus $10 million after tax in the first quarter of 2009. The $7 million increase was primarily due to higher interest expense ($2 million) and lower capitalized interest ($4 million). The increased interest expense was largely driven by new borrowings of Sunoco Logistics Partners L.P.

Asset Write-Downs and Other Matters – During the first quarter of 2010, Sunoco recorded a $20 million after-tax provision primarily related to contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations and established a $7 million after-tax accrual primarily for pension settlement losses in connection with a business improvement initiative. In the first quarter of 2009, Sunoco established a $34 million after-tax accrual related to the business improvement initiative; recorded a $9 million after-tax provision to write down to estimated fair value certain assets primarily in the Refining and Supply business, including $3 million after tax attributable to discontinued Tulsa operations; and established a $4 million after-tax accrual for a take-or-pay contract loss, employee terminations and other exit costs in connection with the shutdown of the Bayport, TX plant, which was part of the discontinued polypropylene operations. (See Note 3 to the condensed consolidated financial statements.)

Sale of Discontinued Polypropylene Operations – During the first quarter of 2010, Sunoco recognized a $44 million net after-tax loss related to the divestment of the discontinued polypropylene operations (see Note 2 to the condensed consolidated financial statements).

Income Tax Matters – During the first quarter of 2010, Sunoco recorded a $9 million unfavorable adjustment to deferred state income taxes attributable to its continuing phenol chemical operations (see Note 4 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Operations

Revenues – Total revenues were $8.19 billion in the first quarter of 2010 compared to $5.95 billion in the first quarter of 2009. The 38 percent increase was primarily due to higher refined product prices as well as higher crude oil prices in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses – Total pretax costs and expenses were $8.22 billion in the first quarter of 2010 compared to $5.92 billion in the first quarter of 2009. The 39 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting from price increases and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At March 31, 2010, Sunoco had cash and cash equivalents of $812 million compared to $377 million at December 31, 2009 and had a working capital deficit of $99 million compared to a working capital deficit of $654 million at December 31, 2009. The $435 million increase in cash and cash equivalents was due to $501 million of net cash provided by operating activities (“cash generation”) and $87 million of net cash provided by financing activities, partially offset by a $153 million net use of cash in investing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at March 31, 2010 by $2,788 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. The Company received a federal income tax refund of $394 million in March 2010 for the carryback of its 2009 net operating loss.

Certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

In the first quarter of 2010, Sunoco’s cash generation was $501 million compared to a net use of cash in operating activities of $103 million in the first quarter of 2009. This $604 million increase in cash generation was primarily due to a decrease in working capital levels pertaining to operating activities, partially offset by cash contributions to the Company’s defined benefit pension plans.

Other Cash Flow Information

In the second quarter of 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating approximately $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased from 43 to 40 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which have provided Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. Sunoco received approximately 56 percent of the Partnership’s cash distributions during 2009 attributable to its limited and general partnership interests and its incentive distribution rights. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights. In February 2010, Sunoco also sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which further reduced its interest in the Partnership to 33 percent. As a result of these two transactions, Sunoco’s share of Partnership distributions is expected to be approximately 47 percent at the Partnership’s current quarterly cash distribution rate.

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

The Company has a $1.3 billion revolving credit facility with a syndicate of 19 participating banks (the “Facility”), of which $1.2245 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At March 31, 2010, the Company’s tangible net worth was $3.0 billion and its targeted tangible net worth was $2.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At March 31, 2010, this ratio was .34 to 1. At March 31, 2010, the Facility was being used to support $115 million of floating-rate notes due in 2034. The Company remarkets the floating-rate notes on a weekly basis. However, any inability to remarket the floating-rate notes would have no impact on the Company’s liquidity as they currently represent a reduction in funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $400 million revolving credit facility with a syndicate of 11 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $12 and $238 million at March 31, 2010 and December 31, 2009, respectively. In March 2009, the Partnership entered into an additional $63 million revolving credit facility with two participating banks, which expires in September 2011. At March 31, 2010, there was $31 million outstanding under this facility. The $400 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The $63 million facility contains a similar covenant, which was amended in April 2010. The ratio in this covenant may not exceed 4.5 to 1, up from 4 to 1. At March 31, 2010, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.5 to 1.

In August 2009, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with two participating banks, extending an existing accounts receivable securitization facility that was scheduled to expire in August 2009, by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $300 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At March 31, 2010, there was approximately $450 million of accounts receivable eligible to support this facility; however, there were no borrowings outstanding under the facility as of that date.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At March 31 2010	At December 31 2009
Short-term debt	$115	$397
Current portion of long-term debt	8	6
Long-term debt	2,324	2,061

Total debt*	$2,447	$2,464

*	Includes $1,141 and $868 million at March 31, 2010 and December 31, 2009, respectively, attributable to Sunoco Logistics Partners L.P.

In February 2010, Sunoco Logistics Partners L.P. issued $500 million of long-term debt, consisting of $250 million of 5.50 percent notes due in 2020 and $250 million of 6.85 percent notes due in 2040.

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

RETIREMENT BENEFIT PLANS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Market value of investments at beginning of period	$804	$837
Increase (reduction) in market value of investments resulting from:
Net investment income	45	169
Company contributions	233	47
Plan benefit payments	(32)	(249)
Divestments	(11)	—

	$1,039	$804

As a result of the workforce reduction, the sale of the Tulsa refinery and the permanent shutdown of the Eagle Point refinery, the Company incurred noncash settlement and curtailment losses in these plans during 2009 totaling approximately $75 million after tax. In early 2010, the Company contributed $233 million to its funded defined benefit plans consisting of $143 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. At March 31, 2010, the projected benefit obligation for the Company’s funded pension plans exceeded plan assets by approximately $80 million. The Company may make additional contributions to its funded defined benefit plans during the remainder of 2010 if it has available cash. The Company also has unfunded obligations for other defined benefit plans and postretirement benefit plans which totaled $475 million at March 31, 2010. There is no legal requirement to pre-fund these plans which are funded as benefit payments are made.

Effective June 30, 2010, pension benefits under the Company’s defined benefit pension plans will be frozen for most of the participants in these plans at which time the Company will institute a discretionary profit-sharing contribution on behalf of these employees in its defined contribution plan. Postretirement medical benefits have also been phased down or eliminated for all employees retiring after July 1, 2010. There are currently no planned changes in benefits for any employees who retire prior to this date or for current retirees. As a result of these changes, the Company’s pension and postretirement benefits liability declined approximately $95 million in the fourth quarter of 2009. The benefit of this liability reduction will be amortized into income through 2019.

SunCoke Energy also amended its postretirement plans during the first quarter of 2010. Postretirement medical benefits for its future retirees will be phased out or eliminated, effective January 1, 2011, for non-mining employees with less than ten years of service and employer costs for all those still eligible for such benefits have been capped. As a result of these changes, SunCoke Energy’s postretirement medical liability declined $37 million during the first quarter of 2010. Most of the benefit of this liability reduction will be amortized into income through 2016.

The pretax cost of benefits earned (net of the expected profit sharing contributions) and interest on the existing obligations are expected to decline approximately $30 million on an annualized basis as a result of the above changes. The reduction in service and interest cost attributable to the Company’s defined benefit plans will also increase the likelihood that settlement gains or losses, representing the accelerated amortization of deferred gains and losses, will be recognized in the future as previously earned lump sum payments are made.

DIVIDENDS AND SHARE REPURCHASES

The Company reduced the quarterly cash dividend paid on common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year), beginning with the first quarter of 2010. The Company’s management believes that Sunoco’s current dividend level is sustainable under current conditions. In addition, the Company did not repurchase any of its common stock during the first quarter of 2010 and has no intention to do so during the remainder of 2010.

FORWARD-LOOKING STATEMENTS

Some of the information included in this report contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although management believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those discussed in this report. In addition, statements in this report concerning future dividend declarations are subject to approval by the Company’s Board of Directors and will be based upon circumstances then existing. Such risks and uncertainties include, without limitation:

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in refining, marketing and chemical margins;

•	Changes in coal and coke prices;

•	Variation in crude oil and petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Effects of transportation disruptions;

•	Changes in the price differentials between light-sweet and heavy-sour crude oils;

•	Changes in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities and on product supply and demand;

•	Age of, and changes in the reliability, efficiency and capacity of, the Company’s operating facilities or those of third parties;

•	Changes in the expected operating level of Company assets;

•	Changes in the level of capital expenditures or operating expenses;

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

For a discussion of the changes to the Company’s exposure to market risk since December 31, 2009, see Note 11 to the condensed consolidated financial statements.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In April 2010, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received a demand for stipulated penalties in the amount of $427 thousand from the U. S. Environmental Protection Agency (“EPA”), Region V, under Sunoco Inc. (R&M)’s global Clean Air Act Consent Decree. The penalty demand alleges that Sunoco, Inc. (R&M) is required to pay stipulated penalties for four acid gas flaring events that occurred at Sunoco Inc. (R&M)’s Toledo refinery between December 2006 and January 2010, as well as findings noted in a third-party LDAR audit of that facility. Sunoco Inc. (R&M) has 60 days to pay or dispute the penalty demand. Sunoco Inc. (R&M) is currently evaluating each of the allegations in the demand.

In addition, Sunoco Logistics Partners L.P., the master limited partnership in which Sunoco has a 33 percent ownership interest (the “Partnership”), is a party in the following administrative proceeding:

Sunoco Pipeline L.P., a subsidiary of Sunoco Logistics Partners L.P., operates West Texas Gulf Pipeline on behalf of West Texas Gulf Pipe Line Company and its shareholders pursuant to an Operating Agreement. Sunoco Pipeline L.P. also has a 43.8 percent ownership interest in West Texas Gulf Pipe Line Company. In March 2010, Sunoco Pipeline L.P. received a Notice of Probable Violation, Proposed Civil Penalty and Proposed Compliance Order from the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) with proposed civil penalties totaling approximately $400 thousand in connection with a crude oil release that occurred at the Colorado City, Texas station on the West Texas Gulf Pipeline in June 2009. The Partnership has appealed the finding of violation and the proposed penalty. The Operating Agreement obligates West Texas Gulf Pipe Line Company and its shareholders to indemnify and hold harmless the operator from and against any claims arising out of its actions or omissions, including negligence, taken in good faith performance of the agreement. As a result, the Partnership expects to be indemnified for costs associated with the June 2009 release.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline are defendants in lawsuits alleging MTBE contamination of groundwater. As of December 31, 2009, Sunoco was a defendant in approximately 29 lawsuits involving five states and the Commonwealth of Puerto Rico. The plaintiffs include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by governmental authorities allege natural resource damages. Plaintiffs are seeking to recover compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

In the fourth quarter of 2009, Sunoco established a $9 million after-tax charge for estimated future legal expenses and for estimated settlement costs attributable to certain of the cases. In April 2010, 25 of the cases were settled. The impact of these settlements was not material. One of the four remaining cases is pending in a New Hampshire state court and the other three cases are venued in a multidistrict proceeding in a New York federal court. Discovery is proceeding in all of these cases.

The following cases that were previously disclosed are subject to the settlement discussed above:

City of Inverness Water District v. Sunoco, et al. (U.S. District Court, Middle District of Florida), was filed in March 2007.

City of Tampa Bay Water Authority v. Sunoco, et al. (U.S. District Court, Middle District of Florida), was filed in March 2007.

Homosassa Water District v. Sunoco, et al. (U.S. District Court, Middle District of Florida), was filed in March 2007.

The City of Crystal River v. Sunoco, et al. (U.S. District Court, Middle District of Florida), was filed in March 2007.

City of Greenlawn Water District v. Amerada Hess Corporation, et al. (including Sunoco)(Supreme Court of the Sate of New York, Suffolk County), was filed in March 2009.

City of Glen Cove Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the Sate of New York, Nassau County), was filed in March 2009.

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

Hampton Bays Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the Sate of New York, Suffolk County), was filed in June 2009.

Oyster Bay Water District v. Amerada Hess Corporation, et al. (including Sunoco) (Supreme Court of the State of New York, Nassau County) was filed in June 2009.

Sunoco does not believe that the remaining cases will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2010.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three-month period ended March 31, 2010, except for 11 thousand shares purchased from employees during March 2010 at an average price per share of $29.27 in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards. As of March 31, 2010, the Company had approximately $600 million of its common stock that may yet be purchased under a $1 billion share repurchase program. This program, which was approved by the Company’s Board of Directors on September 7, 2006, has no stated expiration date.

Item 6.	Exhibits

10.1	The Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2010.

10.3	Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2010.

10.4	Sunoco, Inc. Executive Involuntary Severance Plan, amended and restated effective March 3, 2010.

10.5	Sunoco, Inc. Executive Involuntary Deferred Compensation Plan, effective March 3, 2010.

10.6	Sunoco, Inc. Savings Restoration Plan, amended and restated as of March 17, 2010 (including amendments effective July 1, 2010).

10.7	Sunoco, Inc. Executive Retirement Plan, amended and restated as of March 17, 2010 (including amendments effective June 30, 2010).

10.8	Sunoco, Inc. Pension Restoration Plan, amended and restated effective March 17, 2010.

10.9	Offer Letter with Stacy L. Fox, dated January 19, 2010.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date: May 6, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	The Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2010.

10.3	Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2010.

10.4	Sunoco, Inc. Executive Involuntary Severance Plan, amended and restated effective March 3, 2010.

10.5	Sunoco, Inc. Executive Involuntary Deferred Compensation Plan, effective March 3, 2010.

10.6	Sunoco, Inc. Savings Restoration Plan, amended and restated as of March 17, 2010 (including amendments effective July 1, 2010).

10.7	Sunoco, Inc. Executive Retirement Plan, amended and restated as of March 17, 2010 (including amendments effective June 30, 2010).

10.8	Sunoco, Inc. Pension Restoration Plan, amended and restated effective March 17, 2010.

10.9	Offer Letter with Stacy L. Fox, dated January 19, 2010.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.