Form 10-Q
period 2010-06-30
SUNOCO INC
filed 2010-08-05
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At June 30, 2010, there were 120,571,630 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Six Months Ended June 30
	2010	2009*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$17,738	$13,216
Interest income	1	4
Other income, net	39	30

	17,778	13,250

COSTS AND EXPENSES
Cost of products sold and operating expenses	15,661	11,291
Consumer excise taxes	1,138	1,174
Selling, general and administrative expenses	313	326
Depreciation, depletion and amortization	236	251
Payroll, property and other taxes	58	73
Provision for asset write-downs and other matters (Note 3)	67	142
Interest cost and debt expense	79	70
Interest capitalized	(6)	(22)

	17,546	13,305

Income (loss) from continuing operations before income tax expense (benefit)	232	(55)
Income tax expense (benefit) (Note 4)	71	(58)

Income from continuing operations	161	3
Income (loss) from discontinued operations, net of income taxes (Note 2)	(23)	27

Net income	138	30
Less: Net income attributable to noncontrolling interests	56	73

Net income (loss) attributable to Sunoco, Inc. shareholders	$82	$(43)

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$.88	$(.60)
Income (loss) from discontinued operations	(.19)	.23

Net income (loss)	$.69	$(.37)

Diluted:
Income (loss) from continuing operations	$.88	$(.60)
Income (loss) from discontinued operations	(.19)	.23

Net income (loss)	$.69	$(.37)

Weighted-average number of shares outstanding (Note 5):
Basic	119.7	116.9
Diluted	119.7	116.9

Cash dividends paid per share of common stock (Note 10)	$.30	$.60

*	Reclassified to conform to 2010 presentation (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended June 30
	2010	2009*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$9,572	$7,271
Interest income	1	3
Other income, net	13	24

	9,586	7,298

COSTS AND EXPENSES
Cost of products sold and operating expenses	8,350	6,355
Consumer excise taxes	608	605
Selling, general and administrative expenses	167	158
Depreciation, depletion and amortization	122	135
Payroll, property and other taxes	24	34
Provision for asset write-downs and other matters (Note 3)	22	75
Interest cost and debt expense	40	39
Interest capitalized	(3)	(12)

	9,330	7,389

Income (loss) from continuing operations before income tax expense (benefit)	256	(91)
Income tax expense (benefit) (Note 4)	80	(53)

Income (loss) from continuing operations	176	(38)
Income from discontinued operations, net of income taxes (Note 2)	—	17

Net income (loss)	176	(21)
Less: Net income attributable to noncontrolling interests	31	34

Net income (loss) attributable to Sunoco, Inc. shareholders	$145	$(55)

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$1.20	$(.62)
Income from discontinued operations	—	.15

Net income (loss)	$1.20	$(.47)

Diluted:
Income (loss) from continuing operations	$1.20	$(.62)
Income from discontinued operations	—	.15

Net income (loss)	$1.20	$(.47)

Weighted-average number of shares outstanding (Note 5):
Basic	120.6	116.9
Diluted	120.7	116.9

Cash dividends paid per share of common stock (Note 10)	$.15	$.30

*	Reclassified to conform to 2010 presentation (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At June 30 2010	At December 31 2009
	(UNAUDITED)
ASSETS
Cash and cash equivalents	$1,462	$377
Accounts and notes receivable, net	2,287	2,262
Inventories:
Crude oil	587	277
Petroleum and chemical products	139	164
Materials, supplies and other	183	194
Income tax refund receivable (Note 4)	—	394
Deferred income taxes	96	96

Total current assets	4,754	3,764

Investments and long-term receivables	183	179
Properties, plants and equipment	11,745	12,067
Less accumulated depreciation, depletion and amortization	4,415	4,441

Properties, plants and equipment, net	7,330	7,626
Deferred charges and other assets	256	326

Total assets	$12,523	$11,895

LIABILITIES AND EQUITY
Accounts payable	$3,785	$3,322
Accrued liabilities (Note 6)	474	484
Short-term borrowings	115	397
Current portion of long-term debt	185	6
Taxes payable	262	209

Total current liabilities	4,821	4,418

Long-term debt (Note 7)	2,219	2,061
Retirement benefit liabilities (Note 8)	594	778
Deferred income taxes	1,013	998
Other deferred credits and liabilities (Note 6)	561	521
Commitments and contingent liabilities (Note 6)

Total liabilities	9,208	8,776

EQUITY
Sunoco, Inc. shareholders’ equity	2,831	2,557
Noncontrolling interests	484	562

Total equity	3,315	3,119

Total liabilities and equity	$12,523	$11,895

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Six Months Ended June 30
	2010	2009
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$138	$30
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on divestment of discontinued polypropylene operations	169	—
Gain on divestment of discontinued Tulsa operations	—	(34)
Provision for asset write-downs and other matters	67	154
Depreciation, depletion and amortization	239	269
Deferred income tax expense (benefit)	(10)	20
Payments less than (in excess of) expense for retirement plans	(126)	12
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(29)	(784)
Inventories	(319)	(325)
Accounts payable and accrued liabilities	447	768
Income tax refund receivable and taxes payable	389	(203)
Other	(9)	2

Net cash provided by (used in) operating activities	956	(91)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(341)	(457)
Proceeds from divestments:
Polypropylene operations	348	—
Tulsa refinery and related inventory	—	157
Other	18	29
Other	(2)	—

Net cash provided by (used in) investing activities	23	(271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments of short-term borrowings	(282)	(162)
Net proceeds from issuance of long-term debt	802	778
Repayments of long-term debt	(462)	(422)
Net proceeds from sale/issuance of Sunoco Logistics Partners L.P. limited partnership units	145	110
Cash distributions to noncontrolling interests	(61)	(44)
Cash dividend payments	(36)	(70)
Other	—	(1)

Net cash provided by financing activities	106	189

Net increase (decrease) in cash and cash equivalents	1,085	(173)
Cash and cash equivalents at beginning of period	377	240

Cash and cash equivalents at end of period	$1,462	$67

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the loss on divestment of the polypropylene chemicals business, the gain on divestment of the Tulsa refinery and related inventory and the provision for asset write-downs and other matters (Notes 2 and 3). Results for the three and six months ended June 30, 2010 are not necessarily indicative of results for the full-year 2010.

The condensed consolidated financial statements contain the accounts of all entities that are controlled by the Company and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. On January 1, 2010, new accounting guidance became effective which, among other things, clarifies when a company is to be deemed the primary beneficiary and requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE. Adoption of this new guidance had no impact on the Company’s assessment of its interests in VIEs.

2. Discontinued Operations.

Polypropylene Chemical Operations

On March 31, 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem S.A. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. Cash proceeds from this divestment of $348 million were received in the second quarter of 2010. Sunoco recognized a net loss of $169 million ($44 million after tax) related to the divestment which was reflected as a loss from discontinued operations in the first quarter of 2010.

Tulsa Refining Operations

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. Sunoco recognized gains of $34 and $36 million ($20 and $21 million after tax) in the second and fourth quarters of 2009, respectively, related to this divestment, which are reflected in the income from discontinued operations in the statements of operations for those periods.

As a result of the sale of the polypropylene and Tulsa refining operations, such operations have been classified as discontinued operations in the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following is a summary of income (loss) from discontinued operations for the six-month and three-month periods ended June 30, 2010 and 2009 (in millions of dollars):

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Polypropylene Operations	Tulsa Refining Operations	Total	Polypropylene Operations	Tulsa Refining Operations	Total
Income (loss) before income tax expense (benefit)	$(136)	$—	$(136)	$11	$33	$44
Income tax expense (benefit)	(113)	—	(113)	4	13	17

Income (loss) from discontinued operations*	$(23)	$—	$(23)	$7	$20	$27

*	Attributable to Sunoco, Inc. shareholders.

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Polypropylene Operations	Tulsa Refining Operations	Total	Polypropylene Operations	Tulsa Refining Operations	Total
Income before income tax expense	$—	$—	$—	$6	$24	$30
Income tax expense	—	—	—	3	10	13

Income from discontinued operations*	$—	$—	$—	$3	$14	$17

*	Attributable to Sunoco, Inc. shareholders.

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $313 and $1,017 million for the six months ended June 30, 2010 and 2009, respectively, and $— and $486 million, respectively, for the quarters then ended.

3. Asset Write-Downs and Other Matters.

The following table summarizes information regarding the provision for asset write-downs and other matters recognized during the first six months of 2010 and 2009 (in millions of dollars):

	Pretax Provisions	After-tax Provisions
2010
Eagle Point refinery	$33	$20
Business improvement initiative	34	20

	$67	$40

2009
Business improvement initiative	$132	$78
Other	10	6

	$142	$84

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

In 2009, management implemented a business improvement initiative to reduce costs and improve business processes. The initiative included all business and operations support functions, as well as operations at the Philadelphia and Marcus Hook refineries and hourly workers in certain identified areas. In connection with this initiative, the Company recorded a $169 million provision ($100 million after tax) in 2009, including $132 million ($78 million after tax) in the first six months, for employee terminations, pension and postretirement settlement and curtailment losses and other related costs. In the first half of 2010, Sunoco recorded an additional $34 million provision ($20 million after tax) primarily for pension settlement losses and employee terminations.

In the first quarter of 2009, Sunoco also recorded a $10 million provision ($6 million after tax) to write down to estimated fair value certain assets primarily in the Refining and Supply business.

The following table summarizes the changes in the accrual for employee terminations and other exit costs during the six months ended June 30, 2010 (in millions of dollars):

Balance at beginning of period	$68
Additional accruals	44
Payments charged against the accruals	(35)

Balance at end of period	$77

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

4. Income Taxes.

The following table sets forth a reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations (in millions of dollars):

	Six Months Ended June 30		Three Months Ended June 30
	2010	2009	2010	2009
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$81	$(19)	$90	$(32)
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests*	(20)	(26)	(11)	(12)
State income taxes, net of federal income tax effects	7	(10)	11	(11)
Deferred state income tax adjustment attributable to continuing phenol chemical operations	9	—	—	—
Nonconventional fuel credits	(10)	(3)	(9)	1
Manufacturers’ deduction	1	—	(2)	—
Other	3	—	1	1

	$71	$(58)	$80	$(53)

*	No income tax expense is reflected in the consolidated statements of operations for partnership income attributable to noncontrolling interests.

In the first quarter of 2010, Sunoco recorded a $9 million unfavorable adjustment to deferred state income taxes attributable to its continuing phenol chemical operations.

The Company received federal income tax refunds of $526 million in the first half of 2010 for the carryback of its 2009 net operating loss.

5. Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Six Months Ended June 30		Three Months Ended June 30
	2010	2009*	2010	2009*
Weighted-average number of common shares outstanding – basic	119.7	116.9	120.6	116.9
Add effect of dilutive stock incentive awards	—	—	.1	—

Weighted-average number of shares – diluted	119.7	116.9	120.7	116.9

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At June 30 2010	At December 31 2009
Accrued liabilities	$33	$32
Other deferred credits and liabilities	83	84

	$116	$116

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2009	$32	$69	$4	$13	$4	$1	$123
Accruals	—	10	—	1	—	—	11
Payments	(6)	(11)	—	(2)	(1)	—	(20)
Other	—	1	—	—	—	—	1

Balance at June 30, 2009	$26	$69	$4	$12	$3	$1	$115

Balance at January 1, 2010	$30	$66	$4	$12	$3	$1	$116
Accruals	2	10	—	1	1	—	14
Payments	(4)	(9)	—	(1)	(2)	—	(16)
Other	—	2	—	—	—	—	2

Balance at June 30, 2010	$28	$69	$4	$12	$2	$1	$116

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At June 30, 2010, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $80 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of June 30, 2010, Sunoco had been named as a PRP at 36 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, are individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $9 million at June 30, 2010. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $13 million at June 30, 2010 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

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

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, and Ohio, where Sunoco operates facilities. Areas designated by EPA as “moderate” non-attainment for ozone, including Philadelphia and the Houston/Galveston/Brazoria area, were required to meet the ozone requirements by 2010, before currently mandated federal control programs were to take effect. In January 2009, the EPA issued a finding that the Pennsylvania and Texas State Implementation Plans (“SIPs”) failed to demonstrate attainment for the Philadelphia and Houston/Galveston/Brazoria airsheds by the 2010 deadline. This finding is expected to result in more stringent offset requirements and could result in other negative consequences. Texas petitioned the EPA to redesignate the Houston area as “severe” non-attainment for ozone and in 2009 the EPA granted the petition. Under this designation, Houston’s SIP is due in 2010 and attainment must be achieved by 2019. In 2005, the EPA also identified numerous counties, including the county where the Toledo refinery is located, that are now in attainment of the fine particles standard. In September 2006, the EPA issued a final rule tightening the standard for fine particles. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement the 1997 fine particle matter (PM 2.5) standards. States had until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. However, the March 2007 rule does not address attainment of the September 2006 standard. In March 2008, the EPA promulgated a new, more

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

stringent ozone standard, which was challenged in a lawsuit in May 2008 by environmental organizations. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the lawsuit is resolved, the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by governmental authorities assert natural resource damage claims. Plaintiffs are seeking to recover compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

As of December 31, 2009, Sunoco was a defendant in approximately 29 lawsuits involving five states and the Commonwealth of Puerto Rico. In the fourth quarter of 2009, Sunoco recorded a $15 million charge ($9 million after tax) for estimated future legal expenses and for estimated settlement costs attributable to certain of the cases. 25 of these cases were settled in April 2010. The impact of such settlements was not material. As of July 2010, four new cases have been filed. Three of these remaining cases are venued in a multidistrict proceeding in a federal court located in the Southern District of New York. The other five cases are pending in the state courts of Illinois, Indiana, Maryland, New Hampshire, and Pennsylvania. Discovery is proceeding in all of these cases. For the eight remaining cases, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Accordingly, no accrual has been established for any potential damages at June 30, 2010. However, Sunoco does not believe that the remaining cases will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2010.

7. New Borrowings.

In February 2010, Sunoco Logistics Partners L.P. (the “Partnership”) issued $500 million of long-term debt, consisting of $250 million of 5.50 percent notes due in 2020 and $250 million of 6.85 percent notes due in 2040.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

8. Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Six Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Service cost (cost of benefits earned during the year)	$19	$23	$2	$4
Interest cost on benefit obligations	32	39	9	13
Expected return on plan assets	(37)	(34)	—	—
Amortization of:
Actuarial losses	24	29	3	—
Prior service benefit	—	—	(9)	—

	38	57	5	17
Settlement losses*	27	76	—	—
Special termination benefits and curtailment losses (gains)*	3	20	(4)	4

Total expense	$68	$153	$1	$21

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended June 30		Three Months Ended June 30
	2010	2009	2010	2009
Service cost (cost of benefits earned during the year)	$8	$10	$1	$2
Interest cost on benefit obligations	16	20	4	7
Expected return on plan assets	(18)	(16)	—	—
Amortization of:
Actuarial losses	13	15	1	—
Prior service benefit	—	—	(5)	—

	19	29	1	9
Settlement losses*	14	70	—	—
Special termination benefits and curtailment losses (gains)*	—	7	—	2

Total expense	$33	$106	$1	$11

*	Includes net settlement and curtailment losses amounting to $3 and $11 million recognized in the first quarter of 2010 and second quarter of 2009, respectively, attributable to discontinued operations (Note 2).

In the first quarter of 2010, the Company contributed $233 million to its funded defined benefits plans consisting of $143 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

9. Comprehensive Income (Loss).

The following tables set forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling interests (in millions of dollars):

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Sunoco, Inc. Shareholders’ Equity	Non- controlling Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non- controlling Interests	Total
Income (loss) from continuing operations	$105	$56	$161	$(70)	$73	$3
Income (loss) from discontinued operations	(23)	—	(23)	27	—	27

Net income (loss)	82	56	138	(43)	73	30
Other comprehensive income (loss), net of related income taxes:

Reclassification to earnings of settlement and curtailment losses and prior service benefit and actuarial loss amortization	25	—	25	64	—	64

Retirement benefit plan funded status adjustment	(19)	—	(19)	—	—	—

Net hedging gains (losses)	2	—	2	(13)	—	(13)
Reclassification of net hedging (gains) losses to earnings	(2)	—	(2)	12	—	12
Net (increase) decrease in unrealized loss on available-for-sale securities	—	—	—	—	—	—

Comprehensive income	$88	$56	$144	$20	$73	$93

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Sunoco, Inc. Shareholders’ Equity	Non- controlling Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non- controlling Interests	Total
Income (loss) from continuing operations	$145	$31	$176	$(72)	$34	$(38)
Income from discontinued operations	—	—	—	17	—	17

Net income (loss)	145	31	176	(55)	34	(21)
Other comprehensive income (loss), net of related income taxes:

Reclassification to earnings of settlement and curtailment losses and prior service benefit and actuarial loss amortization	13	—	13	51	—	51

Retirement benefit plan funded status adjustment	(25)		(25)	—	—	—

Net hedging gains (losses)	4	—	4	(9)	—	(9)
Reclassification of net hedging (gains) losses to earnings	(3)	—	(3)	9	—	9
Net (increase) decrease in unrealized loss on available for-sale securities	(1)	—	(1)	1	—	1

Comprehensive income (loss)	$133	$31	$164	$(3)	$34	$31

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

10. Equity.

	At June 30 2010	At December 31 2009
	(Millions of Dollars)
Sunoco, Inc. shareholders’ equity:
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,673	1,703
Retained earnings	5,587	5,541
Accumulated other comprehensive loss	(323)	(329)
Common stock held in treasury, at cost	(4,387)	(4,639)

	2,831	2,557
Noncontrolling interests	484	562

Total equity	$3,315	$3,119

Sunoco, Inc. Shareholders’ Equity

The Company reduced the quarterly cash dividend on common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year) beginning with the first quarter of 2010.

The Company did not repurchase any of its common stock in the open market during the first six months of 2010 and has no intention to do so during the remainder of 2010. As part of a $233 million contribution to its funded defined benefit plans in the first quarter of 2010, the Company contributed 3.59 million shares of Sunoco common stock out of treasury valued at $90 million. The other $143 million of the contribution was in the form of cash. The shares contributed to the defined benefit plans were removed from the treasury on a last-in, first-out basis resulting in a $251 million reduction in treasury stock and a $161 million charge to capital in excess of par value.

Noncontrolling Interests

Cokemaking Operations

Third-party investors in Sunoco’s Indiana Harbor cokemaking operations are entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

The Company indemnifies the third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during a preferential return period in the event the Internal Revenue Service disallows the tax deductions and benefits allocated to the third parties. This preferential return period continued until the investors had achieved a cumulative preferential return of approximately 10 percent. The tax indemnifications are in effect until the applicable tax returns are no longer subject to Internal Revenue Service review. Although the Company believes the possibility is remote that it will be required to do so, at June 30, 2010, the maximum potential payment under these tax indemnifications would have been approximately $90 million.

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

The following tables set forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Cokemaking Operations	Logistics Operations	Total
At December 31, 2008	$71	$367	$438
Noncontrolling interests share of income	10	63	73
Cash distributions	(8)	(36)	(44)
Reduction in Sunoco ownership attributable to the issuance of limited partner units to the public	—	88	88
Other	—	1	1

At June 30, 2009	$73	$483	$556

At December 31, 2009	$74	$488	$562
Noncontrolling interests share of income	7	49	56
Cash distributions	(15)	(46)	(61)
Reduction in Sunoco ownership attributable to the sale of limited partner units to the public	—	48	48
Distribution to Sunoco in connection with modification of incentive distribution rights	—	(121)	(121)

At June 30, 2010	$66	$418	$484

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

11. Fair Value Measurements.

The following tables set forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
At June 30, 2010
Assets:
Cash equivalents	$1,450	$—	$—	$1,450
Available-for-sale securities	10	8	—	18
Derivative contract gains	—	—	—	—

	$1,460	$8	$—	$1,468

Liabilities:
Derivative contract losses	$—	$—	$—	$—

	$—	$—	$—	$—

At December 31, 2009
Assets:
Cash equivalents	$367	$—	$—	$367
Available-for-sale securities	12	7	—	19
Derivative contract gains	2	2	—	4

	$381	$9	$—	$390

Liabilities:
Derivative contract losses	$—	$4	$—	$4

	$—	$4	$—	$4

Sunoco’s current assets (other than inventories and deferred income taxes) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At June 30, 2010 and December 31, 2009, the estimated fair value of Sunoco’s long term debt was $2,473 and $2,186 million, respectively, compared to carrying amounts of $2,219 and $2,061 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available at the respective balance sheet dates for similar issues.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

While all of these derivative instruments represent economic hedges, certain of these derivatives are not designated as hedges for accounting purposes. Such derivatives include certain contracts that were entered into and closed during the same accounting period and contracts for which there is not sufficient correlation to the related items being economically hedged.

All of these derivatives are recognized in the consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in income as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in net income against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in net income when the hedged items are recognized in net income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in net income. The amount of hedge ineffectiveness on derivative contracts during the first six months of 2010 and 2009 was not material. Sunoco does not hold or issue derivative instruments for trading purposes.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 187 thousand barrels of crude oil and refined products at June 30, 2010, which vary in duration but generally do not extend beyond June 30, 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables set forth fair value amounts of the Company’s derivatives included in the condensed consolidated balance sheets at June 30, 2010 and December 31, 2009 (in millions of dollars):

	Assets*	Liabilities**
At June 30, 2010
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$—
Interest rate contracts	—	—

	—	—

Derivatives not designated as hedging instruments:
Commodity contracts	—	—
Transportation contracts	—	—

	—	—

	$—	$—

At December 31, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$3	$3
Interest rate contracts	—	—

	3	3

Derivatives not designated as hedging instruments:
Commodity contracts	1	1
Transportation contracts	—	—

	1	1

	$4	$4

*	Included in accounts and notes receivable, net, in the condensed consolidated balance sheets.
**	Included in accrued liabilities in the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

The following tables set forth the impact of derivatives on the Company’s financial performance for the six months and three months ended June 30, 2010 and 2009 (in millions of dollars):

Six Months Ended June 30, 2010	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$3	$42	*
Commodity contracts		(39	)**
Interest rate contracts	—	—	***

	$3	$3

Derivatives not designated as hedging instruments:
Commodity contracts		$(6	)*
Commodity contracts		—	**
Transportation contracts		—	**

		$(6)

Six Months Ended June 30, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(22)	$14	*
Commodity contracts		(35	)**
Interest rate contracts	—	—	***

	$(22)	$(21)

Derivatives not designated as hedging instruments:
Commodity contracts		$(1	)*
Commodity contracts		(22	)**
Transportation contracts		—	**

		$(23)

*	Included in sales and other operating revenue in the condensed consolidated statements of operations.
**	Included in cost of products sold and operating expenses in the condensed consolidated statements of operations.
***	Included in interest cost and debt expense in the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended June 30, 2010	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$7	$44	*
Commodity contracts		(39	)**
Interest rate contracts	—	—	***

	$7	$5

Derivatives not designated as hedging instruments:
Commodity contracts		$(5	)*
Commodity contracts		—	**
Transportation contracts		—	**

		$(5)

Three Months Ended June 30, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(15)	$(8	)*
Commodity contracts		(7	)**
Interest rate contracts	—	—	***

	$(15)	$(15)

Derivatives not designated as hedging instruments:
Commodity contracts		$—	*
Commodity contracts		(14	)**
Transportation contracts		1	**

		$(13)

*	Included in sales and other operating revenue in the condensed consolidated statements of operations.
**	Included in cost of products sold and operating expenses in the condensed consolidated statements of operations.
***	Included in interest cost and debt expense in the condensed consolidated statements of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

12. Business Segment Information.

The following tables set forth certain statement of operations information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue
Six Months Ended June 30, 2010	Unaffiliated Customers	Inter- Segment	Pretax Income (Loss)	After-tax Income (Loss)

Refining and Supply*	$6,823	$5,272	$68	$44
Retail Marketing	6,390	—	107	66
Chemicals*	527	—	12	8
Logistics	3,323	387	57	37
Coke	675	4	107	78
Corporate and Other	—	—	(175)	(128	)**

Consolidated	$17,738

Income from continuing operations attributable to Sunoco, Inc. shareholders			$176	105

Loss from discontinued operations				(23)

Income attributable to Sunoco, Inc. shareholders				$82

Six Months Ended June 30, 2009

Refining and Supply*	$5,319	$3,936	$(104)	$(63)
Retail Marketing	5,225	—	27	16
Chemicals*	256	—	(23)	(15)
Logistics	1,904	415	89	56
Coke	512	4	94	67
Corporate and Other	—	—	(211)	(131	)***

Consolidated	$13,216

Loss from continuing operations attributable to Sunoco, Inc. shareholders			$(128)	(70)

Income from discontinued operations				27

Loss attributable to Sunoco, Inc. shareholders				$(43)

*	Excludes amounts attributable to discontinued operations (Note 2).
**	Consists of $43 million of after-tax corporate expenses, $36 million of after-tax net financing expenses and other, a $40 million after-tax provision for asset write-downs and other matters and a $9 million after-tax charge related to income tax matters (Notes 3 and 4).
***	Consists of $26 million of after-tax corporate expenses, $21 million of after-tax net financing expenses and other and an $84 million after-tax provision for asset write-downs and other matters (Note 3).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Sales and Other Operating Revenue
Three Months Ended June 30, 2010	Unaffiliated Customers	Inter- Segment	Pretax Income (Loss)	After-tax Income (Loss)

Refining and Supply*	$3,729	$2,749	$138	$86
Retail Marketing	3,402	—	73	45
Chemicals*	278	—	7	5
Logistics	1,815	215	30	20
Coke	348	2	56	41
Corporate and Other	—	—	(79)	(52	)**

Consolidated	$9,572

Income from continuing operations attributable to Sunoco, Inc. shareholders			$225	145

Income from discontinued operations				—

Income attributable to Sunoco, Inc. shareholders				$145

Three Months Ended June 30, 2009

Refining and Supply*	$2,862	$2,290	$(130)	$(77)
Retail Marketing	2,923	—	18	10
Chemicals*	145	—	(6)	(3)
Logistics	1,065	217	41	26
Coke	276	2	61	42
Corporate and Other	—	—	(109)	(70	)***

Consolidated	$7,271

Loss from continuing operations attributable to Sunoco, Inc. shareholders			$(125)	(72)

Income from discontinued operations				17

Loss attributable to Sunoco, Inc. shareholders				$(55)

*	Excludes amounts attributable to discontinued operations (Note 2).
**	Consists of $20 million of after-tax corporate expenses, $19 million of after-tax net financing expenses and other and a $13 million after-tax provision for asset write-downs and other matters (Note 3).
***	Consists of $15 million of after-tax corporate expenses, $11 million of after-tax net financing expenses and other and a $44 million after-tax provision for asset write-downs and other matters (Note 3).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

13. Subsequent Events.

In July 2010, Sunoco Logistics Partners L.P. acquired a butane blending business from Texon L.P. for $140 million plus inventory. The acquisition includes patented technology for blending butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The acquisition was funded in part by a $100 million loan from Sunoco, with the remainder funded under the Partnership’s credit facility.

The Partnership also announced in July 2010 that it has exercised certain rights to increase its ownership interests in three pipeline companies for an aggregate purchase price of approximately $100 million. These transactions are expected to close in the third quarter of 2010 and will be initially financed with the Partnership’s revolving credit facilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

STRATEGY UPDATE

During the second quarter of 2010, Sunoco’s Board of Directors authorized a plan to separate its metallurgical cokemaking business, which is managed by its wholly owned subsidiary SunCoke Energy, from the remainder of Sunoco as part of a strategy designed to unlock shareholder value. The planned separation of SunCoke Energy from the remainder of Sunoco will create two well-positioned businesses:

•	a streamlined fuels business focused on refining and supply, retail marketing and logistics; and

•	a leading, high-quality metallurgical coke manufacturer with operations in the U.S. and abroad.

The Board and management believe that a separation should enable Sunoco to pursue a more focused strategic plan, invest in growth opportunities with an emphasis on retail marketing and logistics and further strengthen its balance sheet. This should permit the Company to enhance its competitive profile while becoming the premier provider of transportation fuels in its markets. Through a separation from Sunoco, SunCoke Energy will be better positioned to serve its customers, the world’s leading steel manufacturers, while also focusing on achieving its global growth potential. As a leading independent coke producer in North America, SunCoke Energy’s customer relationships, modern cokemaking assets and a leading proprietary technology should enable it to pursue these opportunities. The separation will also provide SunCoke Energy independent access to capital markets to finance new domestic and international projects.

The Company plans to effect the separation in the first half of 2011, subject to market, regulatory and other conditions. A variety of potential separation transactions, including a tax-free spin-off of SunCoke Energy to Sunoco shareholders, are currently being reviewed.

RESULTS OF OPERATIONS – SIX MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Six Months Ended June 30
	2010	2009	Variance
	(Millions of Dollars)
Refining and Supply:
Continuing operations	$44	$(63)	$107
Discontinued Tulsa operations	—	3	(3)
Retail Marketing	66	16	50
Chemicals:
Continuing operations	8	(15)	23
Discontinued polypropylene operations	21	11	10
Logistics	37	56	(19)
Coke	78	67	11
Corporate and Other:
Corporate expenses	(43)	(26)	(17)
Net financing expenses and other	(36)	(21)	(15)
Asset write-downs and other matters:
Continuing operations	(40)	(84)	44
Discontinued Tulsa operations	—	(3)	3
Discontinued polypropylene operations	—	(4)	4
Sale of discontinued Tulsa operations	—	20	(20)
Sale of discontinued polypropylene operations	(44)	—	(44)
Income tax matters	(9)	—	(9)

Net income (loss) attributable to Sunoco, Inc. shareholders	$82	$(43)	$125

Analysis of Earnings Profile of Sunoco Businesses

In the six-month period ended June 30, 2010, net income attributable to Sunoco, Inc. shareholders was $82 million, or $.69 per share of common stock on a diluted basis versus a net loss attributable to Sunoco, Inc. shareholders of $43 million, or $.37 per share, in the first six months of 2009.

The $125 million increase in results attributable to Sunoco, Inc. shareholders in the first half of 2010 was primarily due to higher margins from continuing operations in Sunoco’s Refining and Supply business ($66 million), higher average retail gasoline margins ($47 million), lower expenses ($86 million), higher income attributable to the Chemicals businesses ($33 million) and Sunoco’s Coke business ($11 million) and lower provision for asset write-downs and other matters from continuing operations ($44 million). Partially offsetting these positive factors were the loss on sale of the discontinued polypropylene operations ($44 million), the absence of a net gain recognized in connection with the divestment of the discontinued Tulsa operations ($20 million), lower production of refined products ($49 million), lower average retail distillate margins ($16 million), lower results attributable to Sunoco’s Logistics business ($19 million), higher net financing expenses ($15 million) and a charge related to income tax matters ($9 million).

Refining and Supply – Continuing Operations*

	For the Six Months Ended June 30
	2010	2009
Income (loss) (millions of dollars)	$44	$(63)
Wholesale margin** (per barrel)	$5.82	$4.95
Crude inputs as percent of crude unit rated capacity***	85%	77%
Throughputs (thousands of barrels daily):
Crude oil	575.7	635.6
Other feedstocks	54.5	74.7

Total throughputs	630.2	710.3

Products manufactured (thousands of barrels daily):
Gasoline	324.8	360.2
Middle distillates	223.5	231.5
Residual fuel	37.2	61.5
Petrochemicals	22.3	28.6
Other	50.2	58.1

Total production	658.0	739.9
Less: Production used as fuel in refinery operations	30.4	35.2

Total production available for sale	627.6	704.7

*	The financial and operating data presented in the table excludes amounts attributable to the Tulsa refinery, which was sold to Holly Corporation on June 1, 2009.
**	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
***	Reflects the impact of a 150 thousand barrels-per-day reduction in crude unit capacity in November 2009 attributable to the shutdown of the Eagle Point refinery.

Refining and Supply’s income from continuing operations totaled $44 million in the first six months of 2010 versus a loss of $63 million in the first half of 2009. The $107 million improvement in results was primarily due to higher realized margins ($66 million) and lower expenses ($77 million), partially offset by lower production volumes ($49 million). Lower expenses were largely the result of cost reductions related to the business improvement initiative and permanent shutdown of the Eagle Point refinery as well as lower costs for purchased fuel and utilities. Production volumes were negatively affected by significant planned turnaround activities at the Marcus Hook and Toledo refineries in the first quarter of 2010.

Refining and Supply – Discontinued Tulsa Operations

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco recognized a $41 million net after-tax gain on divestment of this business in 2009 ($20 million in the second quarter and $21 million in the fourth quarter), which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. Discontinued Tulsa refining operations had income of $3 million in the first half of 2009.

Retail Marketing

	For the Six Months Ended June 30
	2010	2009
Income (millions of dollars)	$66	$16
Retail margin* (per barrel):
Gasoline	$4.30	$2.82
Middle distillates	$3.59	$7.89
Sales (thousands of barrels daily):
Gasoline	283.7	291.1
Middle distillates	27.0	33.5

	310.7	324.6

Retail gasoline outlets	4,743	4,708

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $66 million in the first half of 2010 versus $16 million in the first half of 2009. The $50 million increase in earnings was primarily due to higher average retail gasoline margins ($47 million) and lower expenses ($26 million), partially offset by lower distillate margins ($16 million) and lower gasoline and distillate sales volumes ($6 million).

Chemicals – Continuing Operations*

	For the Six Months Ended June 30
	2010		2009
Income (loss) (millions of dollars)	$8		$(15)
Margin** (per pound)	9.4	¢	7.4	¢
Sales (millions of pounds)	1,003		834

*	The financial and operating data presented in the table relates to the phenol and related products operations. It excludes amounts attributable to the polypropylene business, which was sold to Braskem S.A. on March 31, 2010.
**	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

Chemicals income from continuing operations totaled $8 million in the first half of 2010 versus a loss of $15 million in the first half of 2009. The $23 million improvement in results was due to higher margins ($10 million), higher sales volumes ($10 million) and lower expenses ($3 million).

Chemicals – Discontinued Operations

On March 31, 2010, Sunoco completed the sale of the common stock of its polypropylene business to Braskem S.A. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA, a propylene supply agreement and related inventory. Sunoco recognized a $44 million after-tax loss on the divestment of this business, which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco received $348 million in cash proceeds from this divestment in the second quarter of 2010 (see Note 2 to the condensed consolidated financial statements).

Discontinued polypropylene operations had income of $21 million in the first half of 2010 versus $11 million in the first half of 2009. The $10 million increase in earnings was primarily due to higher margins and lower expenses, partially offset by lower sales volumes and the absence of a favorable lower of cost or market adjustment that was realized in the first quarter of 2009 pertaining to inventory written down in 2008. Margins in 2010 include $6 million of after-tax LIFO inventory profits.

Logistics

Logistics earned $37 million in the first six months of 2010 versus $56 million in the first half of 2009. The $19 million decrease was due to lower crude marketing results which were the result of a reduced level of market-related income driven primarily by the contraction of the contango market structure in 2010.

In July 2010, Sunoco Logistics Partners L.P. acquired a butane blending business from Texon L.P. for $140 million plus inventory and announced that it has exercised certain rights to increase its ownership interests in three pipeline companies for an aggregate purchase price of approximately $100 million (see Note 13 to the condensed consolidated financial statements).

Coke

Coke earned $78 million in the first half of 2010 versus $67 million in the first six months of 2009. The $11 million increase in earnings was due primarily to higher coke sales volumes and higher price realizations from coke production at the Jewell operation. Partially offsetting these positive factors was the absence of a $6 million after-tax dividend attributable to the 2008 Brazilian cokemaking operations which was recognized in the second quarter of 2009.

Substantially all of the production from the Jewell and Indiana Harbor facilities and approximately 50 percent of the production from the Haverhill facility is sold pursuant to long-term contracts with affiliates of ArcelorMittal. With respect to the Jewell operation, beginning in January 2008, the price of coke from this facility (700 thousand tons per year) changed from a fixed price to an amount equal to the sum of (i) the cost of delivered coal to the Haverhill facility multiplied by an adjustment factor, (ii) actual transportation costs, (iii) an operating cost component indexed for inflation, (iv) a fixed-price component, and (v) applicable taxes (except for property and net income taxes). In July 2009, ArcelorMittal filed a lawsuit in Ohio state court challenging the prices charged to ArcelorMittal under the coke purchase agreement. The lawsuit was removed to federal court in Ohio and in January 2010, a motion was granted to dismiss the lawsuit without prejudice on the basis of ArcelorMittal’s failure to allege facts that are sufficient to raise a right of relief above the speculative level. ArcelorMittal filed an amended complaint in February 2010. SunCoke Energy continues to believe that the prices have been determined in accordance with the agreement and intends to vigorously defend its rights under the coke agreement. On August 3, 2010, ArcelorMittal presented SunCoke Energy with additional bases for challenging the prices charged for coke produced at the Jewell facility as well as its Haverhill facility. On that same date, ArcelorMittal also presented its notice of intent to arbitrate outstanding issues relating to the Indiana Harbor facility, including, among other things, the prices charged for coke produced at that facility. SunCoke Energy currently is evaluating these latest claims, but continues to believe that the coke prices have been determined in accordance with the respective agreements.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility, which was subject to resolution of a number of contingencies which have now been resolved. SunCoke Energy has obtained the necessary permits to build and operate the plant, although some of them have been appealed. Management believes that any risks have been sufficiently mitigated and construction of the facility is proceeding. These facilities are expected to cost in aggregate approximately $380 million and be completed in the second half of 2011. The plant is expected to produce 550 thousand tons of coke per year and provide on average, 46 megawatts of power. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through June 30, 2010 totaled $128 million.

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

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $43 million after tax in the first half of 2010 versus $26 million after tax in the first half of 2009. The $17 million increase was primarily due to higher unfavorable income tax consolidation adjustments and higher accruals for performance-related incentive compensation. Corporate expenses included income tax adjustments amounting to $10 and $5 million in the first six months of 2010 and 2009, respectively.

Net Financing Expenses and Other – Net financing expenses and other were $36 million after tax in the first half of 2010 versus $21 million after tax in the first six months of 2009. The $15 million increase was primarily due to higher interest expense ($6 million) and lower capitalized interest ($9 million). The increased interest expense was largely driven by new borrowings of Sunoco Logistics Partners L.P.

Asset Write-Downs and Other Matters – During the first six months of 2010, Sunoco recorded a $20 million after-tax provision primarily related to contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations and recorded a $20 million after-tax provision primarily for pension settlement losses and accruals for employee terminations and related costs in connection with the business improvement initiative. In the first six months of 2009, Sunoco recorded a $78 million after-tax provision for employee terminations and related costs in connection with the business improvement initiative, of which $48 million after tax was attributable to a noncash provision for pension and postretirement settlement and curtailment losses; recorded a $9 million after-tax provision to write down to estimated fair value certain assets primarily in the Refining and Supply business, including $3 million after tax attributable to discontinued Tulsa operations; and established a $4 million after-tax accrual for a take-or-pay contract loss, employee terminations and other exit costs in connection with the shutdown of the Bayport, TX polypropylene plant, which was part of the discontinued polypropylene operations (see Note 3 to the condensed consolidated financial statements).

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

Analysis of Condensed Consolidated Statements of Operations

Revenues – Total revenues were $17.78 billion in the first half of 2010 compared to $13.25 billion in the first half of 2009. The 34 percent increase was primarily due to higher refined product prices as well as higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses – Total pretax costs and expenses were $17.55 billion in the first six months of 2010 compared to $13.31 billion in the first half of 2009. The 32 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting from price increases and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these negative factors were lower crude oil and refined product acquisition volumes.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended June 30
	2010	2009	Variance
	(Millions of Dollars)
Refining and Supply:
Continuing operations	$86	$(77)	$163
Discontinued Tulsa operations	—	(6)	6
Retail Marketing	45	10	35
Chemicals:
Continuing operations	5	(3)	8
Discontinued polypropylene operations	—	3	(3)
Logistics	20	26	(6)
Coke	41	42	(1)
Corporate and Other:
Corporate expenses	(20)	(15)	(5)
Net financing expenses and other	(19)	(11)	(8)
Asset write-downs and other matters	(13)	(44)	31
Sale of discontinued Tulsa operations	—	20	(20)

Net income (loss) attributable to Sunoco, Inc. shareholders	$145	$(55)	$200

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended June 30, 2010, net income attributable to Sunoco, Inc. shareholders was $145 million, or $1.20 per share of common stock on a diluted basis versus a net loss attributable to Sunoco, Inc. shareholders of $55 million, or $.47 per share, in the second quarter of 2009.

The $200 million improvement in results attributable to Sunoco, Inc. shareholders in the second quarter of 2010 was primarily due to higher margins from continuing operations in Sunoco’s Refining and Supply business ($143 million), higher average retail gasoline margins ($30 million), lower expenses ($39 million) and lower provisions for asset write-downs and other matters ($31 million). Partially offsetting these positive factors were lower production of refined products ($22 million) and the absence of a net gain that was recognized in the second quarter of 2009 in connection with the divestment of the discontinued Tulsa operations ($20 million).

Refining and Supply – Continuing Operations*

	For the Three Months Ended June 30
	2010	2009
Income (loss) (millions of dollars)	$86	$(77)
Wholesale margin** (per barrel)	$7.34	$3.65
Crude inputs as percent of crude unit rated capacity***	92%	78%
Throughputs (thousands of barrels daily):
Crude oil	617.5	644.2
Other feedstocks	50.2	81.7

Total throughputs	667.7	725.9

Products manufactured (thousands of barrels daily):
Gasoline	343.1	370.3
Middle distillates	244.5	229.5
Residual fuel	39.5	61.9
Petrochemicals	20.9	31.5
Other	48.5	61.8

Total production	696.5	755.0
Less: Production used as fuel in refinery operations	32.3	34.8

Total production available for sale	664.2	720.2

*	The financial and operating data presented in the table excludes amounts attributable to the Tulsa refinery, which was sold to Holly Corporation on June 1, 2009.
**	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
***	Reflects the impact of a 150 thousand barrels-per-day reduction in crude unit capacity in November 2009 attributable to the shutdown of the Eagle Point refinery.

Refining and Supply had income from continuing operations totaling $86 million in the current quarter versus a loss of $77 million in the second quarter of 2009. The $163 million increase in results was primarily due to higher realized margins ($143 million) and lower expenses ($34 million), partially offset by lower production volumes ($22 million). The overall crude utilization rate was 92 percent for the quarter, up from 79 percent in the first quarter of 2010, which was impacted by significant planned turnaround activities at the Marcus Hook and Toledo refineries. Lower expenses were largely the result of cost reductions related to the business improvement initiative carried out during the last three quarters of 2009 and the closure of the Eagle Point refinery in the fourth quarter of 2009. Also contributing to the lower expenses were lower costs for purchased fuel and utilities and the absence of the write-off of certain assets in connection with the shutdown of the ethylene complex at the Marcus Hook refinery in 2009.

Refining and Supply – Discontinued Tulsa Operations

Discontinued Tulsa refining operations had a loss of $6 million in the second quarter of 2009.

Retail Marketing

	For the Three Months Ended June 30
	2010	2009
Income (millions of dollars)	$45	$10
Retail margin* (per barrel):
Gasoline	$4.81	$2.94
Middle distillates	$3.79	$5.03
Sales (thousands of barrels daily):
Gasoline	295.7	300.0
Middle distillates	29.9	30.4

	325.6	330.4

Retail gasoline outlets	4,743	4,708

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $45 million in the current quarter versus income of $10 million in the second quarter of 2009. The $35 million increase in earnings was primarily due to higher average retail gasoline margins ($30 million) driven by falling wholesale prices and lower expenses ($10 million).

Chemicals – Continuing Operations*

	For the Three Months Ended June 30
	2010		2009
Income (loss) (millions of dollars)	$5		$(3)
Margin** (per pound)	8.9	¢	8.2	¢
Sales (millions of pounds)	554		427

*	The financial and operating data presented in the table relates to the phenol and related products operations. It excludes amounts attributable to the polypropylene business, which was sold to Braskem S.A. on March 31, 2010.
**	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

Chemicals income from continuing operations totaled $5 million in the second quarter of 2010 versus a loss of $3 million in the second quarter of 2009. The $8 million improvement in results was due primarily to higher sales volumes ($7 million) and slightly higher margins ($2 million).

Chemicals – Discontinued Operations

Discontinued polypropylene operations had income of $3 million in the second quarter of 2009.

Logistics

Logistics earned $20 million in the second quarter of 2010 versus $26 million in the second quarter of 2009. The $6 million decrease in earnings was due primarily to lower results from crude marketing activities as a result of reduced market-related profits largely attributable to the contraction of the contango market structure.

Coke

Coke earned $41 million in the second quarter of 2010 compared to $42 million in the second quarter of 2009. The $1 million decrease in earnings was due to the absence of a $6 million after-tax dividend attributable to the 2008 Brazilian cokemaking operations which was recognized in the second quarter of 2009. Partially offsetting this decrease were higher coke sales volumes in the second quarter of 2010.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $20 million after tax in the second quarter of 2010 versus $15 million after tax in the second quarter of 2009. The $5 million increase was primarily due to higher accruals for performance-related incentive compensation resulting from the Company’s improved financial performance.

Net Financing Expenses and Other – Net financing expenses and other were $19 million after tax in the second quarter of 2010 versus $11 million after tax in the second quarter of 2009. The $8 million increase was primarily due to lower capitalized interest.

Asset Write-Downs and Other Matters – During the second quarter of 2010, Sunoco recorded a $13 million after-tax provision primarily for pension settlement losses and accruals for employee terminations and related costs in connection with the business improvement initiative. During the second quarter of 2009, Sunoco established a $44 million after-tax accrual for employee terminations and related costs in connection with the business improvement initiative, of which $39 million after tax was attributable to a noncash provision for pension and postretirement settlement and curtailment losses (see Note 3 to the condensed consolidated financial statements).

Sale of Discontinued Tulsa Operations – During the second quarter of 2009, Sunoco recognized a $20 million net after-tax gain related to the divestment of the discontinued Tulsa operations (see Note 2 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Operations

Revenues – Total revenues were $9.59 billion in the second quarter of 2010 compared to $7.30 billion in the second quarter of 2009. The 31 percent increase was primarily due to higher refined product prices and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses – Total pretax costs and expenses were $9.33 billion in the current three-month period compared to $7.39 billion in the second quarter of 2009. The 26 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting from price increases and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

FINANCIAL CONDITION

Cash and Working Capital

At June 30, 2010, Sunoco had cash and cash equivalents of $1,462 million compared to $377 million at December 31, 2009 and had a working capital deficit of $67 million compared to a working capital deficit of $654 million at December 31, 2009. The $1,085 million increase in cash and cash equivalents was due to $956 million of net cash provided by operating activities (“cash generation”), $23 million of net cash provided by investing activities and $106 million of net cash provided by financing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at June 30, 2010 by $2,644 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. The Company received federal income tax refunds of $394 and $132 million in March 2010 and May 2010, respectively, for the carryback of its 2009 net operating loss.

Certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

In the first half of 2010, Sunoco’s cash generation was $956 million compared to a net use of cash in operating activities of $91 million in the first half of 2009. This $1,047 million increase in cash generation was primarily due to higher net income and a decrease in working capital levels pertaining to operating activities including federal income tax refunds of $394 and $132 million in March 2010 and May 2010, respectively. Partially offsetting these positive factors were cash contributions to the Company’s defined benefit pension plans.

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

Sunoco received proceeds of $348 million in the second quarter of 2010 from the sale of it polypropylene business and proceeds of $157 million in the second quarter of 2009 from the sale of its Tulsa refinery (see Note 2 to the condensed consolidated financial statements).

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

The Company has a $1.28 billion revolving credit facility with a syndicate of 18 participating banks (the “Facility”), of which $1.2045 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At June 30, 2010, the Company’s tangible net worth was $3.2 billion and its targeted tangible net worth was $2.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At June 30, 2010, this ratio was .25 to 1. At June 30, 2010, the Facility was being used to support $115 million of floating-rate notes due in 2034. The Company remarkets the floating-rate notes on a weekly basis. However, any inability to remarket the floating-rate notes would have no impact on the Company’s liquidity as they currently represent a reduction in funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $395 million revolving credit facility with a syndicate of 10 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $84 and $238 million at June 30, 2010 and December 31, 2009, respectively. In March 2009, the Partnership entered into an additional $63 million revolving credit facility with two participating banks, which expires in September 2011. At June 30, 2010, there was $31 million outstanding under this facility. The $395 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The $63 million facility contains a similar covenant, but the ratio in this covenant may not exceed 4.5 to 1. At June 30, 2010, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.9 to 1.

In July 2010, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with two participating banks, extending an existing accounts receivable securitization facility that was scheduled to expire in August 2010, by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $275 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At June 30, 2010, there was approximately $400 million of accounts receivable eligible to support this facility; however, there were no borrowings outstanding under the facility as of that date.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At June 30 2010	At December 31 2009
Short-term debt	$115	$397
Current portion of long-term debt	185	6
Long-term debt	2,219	2,061

Total debt*	$2,519	$2,464

*	Includes $1,213 and $868 million at June 30, 2010 and December 31, 2009, respectively, attributable to Sunoco Logistics Partners L.P.

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

RETIREMENT BENEFIT PLANS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Market value of investments at beginning of period	$804	$837
Increase (reduction) in market value of investments resulting from:
Net investment income	27	169
Company contributions	233	47
Plan benefit payments	(74)	(249)
Divestments	(11)	—

	$979	$804

As a result of the workforce reduction, the sale of the Tulsa refinery, the permanent shutdown of the Eagle Point refinery and the sale of the polypropylene chemicals business, the Company incurred noncash settlement and curtailment losses in these plans during 2009 and the first half of 2010 totaling approximately $75 and $20 million after tax, respectively. In early 2010, the Company contributed $233 million to its funded defined benefit plans consisting of $143 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. At June 30, 2010, the projected benefit obligation for the Company’s funded pension plans exceeded plan assets by approximately $175 million. The Company may make additional contributions to its funded defined benefit plans during the remainder of 2010 if it has available cash. The Company also has unfunded obligations for other defined benefit plans and postretirement benefit plans which totaled approximately $465 million at June 30, 2010. There is no legal requirement to pre-fund these plans which are funded as benefit payments are made.

Effective June 30, 2010, pension benefits under the Company’s defined benefit pension plans were frozen for most of the participants in these plans at which time the Company instituted a discretionary profit-sharing contribution on behalf of these employees in its defined contribution plan. Postretirement medical benefits have also been phased down or eliminated for all employees retiring after July 1, 2010. There are no planned changes in benefits for current retirees. As a result of these changes, the Company’s pension and postretirement benefits liability declined approximately $95 million in the fourth quarter of 2009. The benefit of this liability reduction will be amortized into income through 2019.

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

DIVIDENDS AND SHARE REPURCHASES

The Company reduced the quarterly cash dividend paid on common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year), beginning with the first quarter of 2010. The Company’s management believes that Sunoco’s current dividend level is sustainable under current conditions. In addition, the Company did not repurchase any of its common stock during the first half of 2010 and has no intention to do so during the remainder of 2010.

FORWARD-LOOKING STATEMENTS

Some of the information included in this report contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although management believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those discussed in this report. In addition, statements in this report concerning future dividend declarations are subject to approval by the Company’s Board of Directors and will be based on circumstances then existing. Such risks and uncertainties include, without limitation:

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

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol and related RINs (Renewable Identification Numbers) used to demonstrate compliance with the renewable fuels standard for credits and trading;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to effect divestitures under favorable terms;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of the Company’s insurers to meet their obligations;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with, or changes in contract terms with major customers, suppliers, dealers, distributors or other business partners;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

There have been no material changes to the Company’s exposure to market risk since December 31, 2009.

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In April 2010, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received a stipulated penalty demand in the amount of $427 thousand from the U.S. Environmental Protection Agency (“EPA”), Region V, under a global Clean Air Act Consent Decree. The penalty demand relates to four alleged acid gas flaring events at Sunoco, Inc. (R&M)’s Toledo refinery between December 2006 and January 2010, as well as findings noted in a third-party audit of that facility. Sunoco, Inc. (R&M) remitted $14 thousand in penalty payment and disputed the remaining amount. Sunoco, Inc. (R&M) met with the EPA in July 2010 to discuss potential resolution and the matter remains pending.

In May 2010, Sunoco, Inc. (R&M) received a Proposed Consent Assessment of Civil Penalty (“CACP”) from the Pennsylvania Department of Environmental Protection (“PADEP”) alleging violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s Marcus Hook refinery. The CACP seeks a penalty of $181 thousand. Sunoco met with the PADEP in June 2010 to discuss potential resolution and the matter remains pending.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, several actions commenced by governmental authorities assert natural resource damage claims. Plaintiffs are seeking to recover compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

As of December 31, 2009, Sunoco was a defendant in approximately 29 lawsuits involving five states and the Commonwealth of Puerto Rico. In the fourth quarter of 2009, Sunoco recorded a $9 million after-tax charge for estimated future legal expenses and for estimated settlement costs attributable to certain of the cases. 25 of these cases were settled in April 2010, as previously disclosed in Sunoco’s Quarterly Report on Form 10-Q for the first quarter of 2010. The impact of such settlements was not material. As of July 2010, four new cases have been filed. Three of these remaining cases are venued in a multidistrict proceeding in a federal court located in the Southern District of New York. The other five cases are pending in the state courts of Illinois, Indiana, Maryland, New Hampshire, and Pennsylvania. Discovery is proceeding in all of these cases. For the eight remaining cases, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Accordingly, no accrual has been established for any potential damages at June 30, 2010. However, Sunoco does not believe that the remaining cases will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future quarter or year. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2010.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended June 30, 2010:

Period	Total Number Of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
April 1, 2010 – April 30, 2010	1,852	$28.75	—	$600
May 1, 2010 – May 31, 2010	—	$—	—	$600
June 1, 2010 – June 30, 2010	857	$30.54	—	$600

Total	2,709	$29.32	—

*	All of the shares repurchased during April 2010 and June 2010 were from employees in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	On September 7, 2006, the Company’s Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

Item 6.	Exhibits

10.1	Amended Schedule to the Forms of Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.3	Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.4	Sunoco, Inc. Directors’ Deferred Compensation Plan II, as amended and restated effective June 30, 2010.

10.5	Sunoco, Inc. Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 1-6841).

10.6	Sunoco, Inc. Long-Term Performance Enhancement Plan III (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 1-6841).

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Sunoco, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010, filed with the Securities and Exchange Commission on August 5, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date: August 5, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Amended Schedule to the Forms of Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.3	Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.4	Sunoco, Inc. Directors’ Deferred Compensation Plan II, as amended and restated effective June 30, 2010.

10.5	Sunoco, Inc. Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 1-6841).

10.6	Sunoco, Inc. Long-Term Performance Enhancement Plan III (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 1-6841).

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Sunoco, Inc.’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010, filed with the Securities and Exchange Commission on August 5, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.