Form 10-Q
period 2010-09-30
SUNOCO INC
filed 2010-11-04
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At September 30, 2010, there were 120,579,470 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Nine Months Ended September 30
	2010	2009*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$27,057	$21,605
Interest income	4	5
Gain on remeasurement of pipeline equity interests (Note 3)	128	—
Other income, net	68	90

	27,257	21,700

COSTS AND EXPENSES
Cost of products sold and operating expenses	23,961	18,755
Consumer excise taxes	1,755	1,804
Selling, general and administrative expenses	472	506
Depreciation, depletion and amortization	364	365
Payroll, property and other taxes	95	105
Provision for asset write-downs and other matters (Notes 3 and 6)	64	653
Interest cost and debt expense	122	107
Interest capitalized	(10)	(34)

	26,823	22,261

Income (loss) from continuing operations before income tax expense (benefit)	434	(561)
Income tax expense (benefit) (Note 4)	101	(277)

Income (loss) from continuing operations	333	(284)
Income (loss) from discontinued operations, net of income taxes (Note 2)	(23)	28

Net income (loss)	310	(256)
Less: Net income attributable to noncontrolling interests	163	99

Net income (loss) attributable to Sunoco, Inc. shareholders	$147	$(355)

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$1.42	$(3.28)
Income (loss) from discontinued operations	(.19)	.24

Net income (loss)	$1.23	$(3.04)

Diluted:
Income (loss) from continuing operations	$1.42	$(3.28)
Income (loss) from discontinued operations	(.20)	.24

Net income (loss)	$1.22	$(3.04)

Weighted-average number of shares outstanding (Note 5):
Basic	120.0	116.9
Diluted	120.1	116.9
Cash dividends paid per share of common stock (Note 10)	$.45	$.90

*	Reclassified to conform to 2010 presentation (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended September 30
	2010	2009*
	(UNAUDITED)
REVENUES
Sales and other operating revenue (including consumer excise taxes)	$9,319	$8,389
Interest income	3	1
Gain on remeasurement of pipeline equity interests (Note 3)	128	—
Other income, net	29	60

	9,479	8,450

COSTS AND EXPENSES
Cost of products sold and operating expenses	8,300	7,464
Consumer excise taxes	617	630
Selling, general and administrative expenses	159	180
Depreciation, depletion and amortization	128	114
Payroll, property and other taxes	37	32
Provision for asset write-downs and other matters (Notes 3 and 6)	(3)	511
Interest cost and debt expense	43	37
Interest capitalized	(4)	(12)

	9,277	8,956

Income (loss) from continuing operations before income tax expense (benefit)	202	(506)
Income tax expense (benefit) (Note 4)	30	(219)

Income (loss) from continuing operations	172	(287)
Income from discontinued operations, net of income taxes (Note 2)	—	1

Net income (loss)	172	(286)
Less: Net income attributable to noncontrolling interests	107	26

Net income (loss) attributable to Sunoco, Inc. shareholders	$65	$(312)

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$0.54	$(2.68)
Income from discontinued operations	—	.01

Net income (loss)	$0.54	$(2.67)

Diluted:
Income (loss) from continuing operations	$0.54	$(2.68)
Income from discontinued operations	—	.01

Net income (loss)	$0.54	$(2.67)

Weighted-average number of shares outstanding (Note 5):
Basic	120.6	116.9
Diluted	120.8	116.9
Cash dividends paid per share of common stock (Note 10)	$.15	$.30

*	Reclassified to conform to 2010 presentation (Note 2).

(See Accompanying Notes)

CONDENSED CONSOLIDATED BALANCE SHEETS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	At September 30 2010	At December 31 2009
	(UNAUDITED)
ASSETS
Cash and cash equivalents	$1,129	$377
Accounts and notes receivable, net	2,453	2,262
Inventories:
Crude oil	480	277
Petroleum and chemical products	198	164
Materials, supplies and other	191	194
Income tax refund receivable (Note 4)	—	394
Deferred income taxes	96	96

Total current assets	4,547	3,764

Investments and long-term receivables	164	179
Properties, plants and equipment	12,315	12,067
Less accumulated depreciation, depletion and amortization	4,477	4,441

Properties, plants and equipment, net	7,838	7,626
Deferred charges and other assets	396	326

Total assets	$12,945	$11,895

LIABILITIES AND EQUITY
Accounts payable	$3,691	$3,322
Accrued liabilities (Note 6)	486	484
Short-term borrowings	115	397
Current portion of long-term debt	178	6
Taxes payable	231	209

Total current liabilities	4,701	4,418

Long-term debt (Note 7)	2,254	2,061
Retirement benefit liabilities (Note 8)	545	778
Deferred income taxes	1,209	998
Other deferred credits and liabilities (Note 6)	562	521
Commitments and contingent liabilities (Note 6)

Total liabilities	9,271	8,776

EQUITY
Sunoco, Inc. shareholders’ equity	2,920	2,557
Noncontrolling interests	754	562

Total equity	3,674	3,119

Total liabilities and equity	$12,945	$11,895

(See Accompanying Notes)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Sunoco, Inc. and Subsidiaries

(Millions of Dollars)

	For the Nine Months Ended September 30
	2010	2009
	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$310	$(256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on divestment of discontinued polypropylene operations	169	—
Gain on remeasurement of pipeline equity interests	(128)	—
Gain on divestment of discontinued Tulsa operations	—	(34)
Gain on divestment of retail heating oil and propane distribution business	—	(44)
Provision for asset write-downs and other matters	64	665
Depreciation, depletion and amortization	367	393
Deferred income tax benefit	(14)	(214)
Payments less than (in excess of) expense for retirement plans	(124)	16
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(177)	(353)
Inventories	(264)	(298)
Accounts payable and accrued liabilities	363	343
Income tax refund receivable and taxes payable	356	(226)
Other	(5)	1

Net cash provided by (used in) operating activities	917	(7)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(520)	(693)
Acquisitions	(243)	(50)
Proceeds from divestments:
Polypropylene operations	348	—
Tulsa refinery and related inventory	—	157
Other	41	164
Other	(21)	(4)

Net cash used in investing activities	(395)	(426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (repayments of) short-term borrowings	(282)	193
Net proceeds from issuance of long-term debt	1,107	898
Repayments of long-term debt	(738)	(654)
Net proceeds from sale/issuance of Sunoco Logistics Partners L.P. limited partnership units	289	110
Cash distributions to noncontrolling interests	(92)	(69)
Cash dividend payments	(54)	(105)
Other	—	(2)

Net cash provided by financing activities	230	371

Net increase (decrease) in cash and cash equivalents	752	(62)
Cash and cash equivalents at beginning of period	377	240

Cash and cash equivalents at end of period	$1,129	$178

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form
10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain on remeasurement of pipeline equity interests, the loss on divestment of the polypropylene chemicals business, the gain on divestment of the Tulsa refinery and related inventory, the gain on divestment of the retail heating oil and propane distribution business, the provision for asset write-downs and other matters and certain income tax matters (Notes 2, 3, 4 and 6). Results for the three and nine months ended September 30, 2010 are not necessarily indicative of results for the full-year 2010.

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

Tulsa Refining Operations

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. Sunoco recognized gains of $34 and $36 million ($20 and $21 million after tax) in the second and fourth quarters of 2009, respectively, related to this divestment which are reflected in the income from discontinued operations in the statements of operations for those periods.

As a result of the sale of the polypropylene chemicals business and Tulsa refinery, these operations have been classified as discontinued operations in the condensed consolidated statements of operations.

The following is a summary of income (loss) from discontinued operations for the nine-month and three-month periods ended September 30, 2010 and 2009 (in millions of dollars):

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Polypropylene Operations	Tulsa Refining Operations	Total	Polypropylene Operations	Tulsa Refining Operations	Total
Income (loss) before income tax expense (benefit)	$(136)	$—	$(136)	$13	$33	$46
Income tax expense (benefit)	(113)	—	(113)	5	13	18

Income (loss) from discontinued operations	$(23)	$—	$(23)	$8	$20	$28

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Polypropylene Operations	Tulsa Refining Operations	Total	Polypropylene Operations	Tulsa Refining Operations	Total
Income before income tax expense	$—	$—	$—	$2	$—	$2
Income tax expense	—	—	—	1	—	1

Income from discontinued operations	$—	$—	$—	$1	$—	$1

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $313 and $1,262 million for the nine months ended September 30, 2010 and 2009, respectively, and $— and $245 million, respectively, for the quarters then ended.

3.	Changes in Business and Other Matters

Acquisitions

In July 2010, Sunoco Logistics Partners L.P. (the “Partnership”) acquired a butane blending business from Texon L.P. for $152 million including inventory of $11 million. The acquisition includes patented technology for blending butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The Partnership also increased its ownership interest in a pipeline joint venture for $6 million in July 2010. This interest continues to be accounted for as an equity method investment.

The Partnership also exercised its rights to acquire additional ownership interests in Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“WTG”) for $85 million during the third quarter of 2010, increasing its ownership interests in Mid-Valley and WTG to 91 and 60 percent, respectively. As the Partnership now has a controlling financial interest in both Mid-Valley and WTG, the joint ventures are now both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. In connection with these acquisitions, Sunoco recognized a $128 million pretax gain ($37 million after tax attributable to Sunoco shareholders) from the remeasurement of the pre-acquisition equity interests in Mid-Valley and WTG to fair value upon consolidation. The fair value of such interests was determined based on the amounts paid by the Partnership in connection with the exercise of its acquisition rights. These gains are reported separately in the condensed consolidated statements of operations.

The following table summarizes the effects of the Partnership’s acquisitions on Sunoco’s consolidated financial position (including the consolidation of Mid-Valley and WTG and the recognition of the gain from the remeasurement of the pre-acquisition equity interests):

	Texon L.P.	Pipeline Equity Interests	Total
Increase in:
Current assets	$14	$8	$22
Properties, plants and equipment	1	471	472
Deferred charges and other assets*	137	—	137
Deferred income taxes	—	(186)	(186)
Sunoco, Inc. shareholders equity	—	(37)	(37)
Noncontrolling interests	—	(149)	(149)
Decrease in:
Current liabilities	—	10	10
Investments and long-term receivables	—	(26)	(26)

Cash paid for acquisitions	$152	$91	$243

*	Consists of $91 million allocated to patents and customer contracts and $46 million allocated to goodwill.

No pro forma information has been presented since the impact of these acquisitions was not material in relation to Sunoco’s consolidated results of operations.

Divestment

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

Asset Write-Downs and Other Matters

The following table summarizes information regarding the provision for asset write-downs and other matters recognized during the first nine months of 2010 and 2009 (in millions of dollars):

	Pretax Provisions	After-tax Provisions
2010
Eagle Point refinery	$33	$20
Business improvement initiative	47	28
MTBE coverage settlement	(16)	(9)

	$64	$39

2009
Eagle Point refinery	$469	$278
Business improvement initiative	154	92
Other	30	18

	$653	$388

In 2009, the Company permanently shut down all process units at the Eagle Point refinery. In connection with this decision, Sunoco recorded a $476 million provision ($284 million after tax) in the second half of 2009, including $469 million ($278 million after tax) in the nine months ended September 30, 2009, to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs. In the first quarter of 2010, Sunoco recorded an additional $33 million accrual ($20 million after tax) primarily for contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations.

In 2009, management implemented a business improvement initiative to reduce costs and improve business processes. The initiative included all business and operations support functions, as well as operations at the Philadelphia and Marcus Hook refineries and hourly workers in certain identified areas. In connection with this initiative, the Company recorded a $169 million provision ($100 million after tax) in 2009, including $154 million ($92 million after tax) in the first nine months, for employee terminations, pension and postretirement settlement and curtailment losses and other related costs. In the first nine months of 2010, Sunoco recorded an additional $47 million provision ($28 million after tax) consisting of $37 million ($22 million after tax) primarily for pension settlement losses and $10 million ($6 million after tax) for employee terminations and other restructuring costs.

During the third quarter of 2010, the Company recognized a $16 million gain ($9 million after tax) on an insurance settlement related to MTBE coverage (see Note 6 to the condensed consolidated financial statements).

During the first and third quarters of 2009, Sunoco recorded provisions of $10 and $20 million, respectively ($6 and $12 million, respectively, after tax), to write down to estimated fair value certain assets primarily in the Refining and Supply business.

The following table summarizes the changes in the accrual for employee terminations and other exit costs during the nine months ended September 30, 2010 (in millions of dollars):

Balance at beginning of period	$68
Additional accruals	43
Payments charged against the accruals	(43)

Balance at end of period	$68

4.	Income Taxes.

The following table sets forth a reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations (in millions of dollars):

	Nine Months Ended September 30		Three Months Ended September 30
	2010	2009	2010	2009
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$152	$(196)	$71	$(177)
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests*	(57)	(35)	(37)	(9)
State income taxes, net of federal income tax effects	17	(42)	10	(32)
Deferred state income tax adjustment attributable to continuing phenol chemical operations	9	—	—	—
Nonconventional fuel credits	(15)	(14)	(5)	(11)
Manufacturers’ deduction	(2)	10	(3)	10
Other	(3)	—	(6)	—

	$101	$(277)	$30	$(219)

*	Substantially all of the income attributable to noncontrolling interests consists of partnership income which is not subject to income taxes.

In the first quarter of 2010, Sunoco recorded a $9 million unfavorable adjustment to deferred state income taxes attributable to its continuing phenol chemical operations.

The Company received federal income tax refunds totaling $526 million in the first nine months of 2010 for the carryback of its 2009 net operating loss.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Nine Months Ended September 30		Three Months Ended September 30
	2010	2009*	2010	2009*
Weighted-average number of common shares outstanding – basic	120.0	116.9	120.6	116.9
Add effect of dilutive stock incentive awards	.1	—	.2	—

Weighted-average number of shares – diluted	120.1	116.9	120.8	116.9

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

6.	Commitments and Contingent Liabilities.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At September 30 2010	At December 31 2009
Accrued liabilities	$33	$32
Other deferred credits and liabilities	86	84

	$119	$116

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Chemicals Facilities	Pipelines and Terminals	Hazardous Waste Sites	Other	Total
Balance at January 1, 2009	$32	$69	$4	$13	$4	$1	$123
Accruals	4	15	—	3	1	—	23
Payments	(6)	(16)	—	(4)	(2)	—	(28)
Other	—	1	—	—	—	—	1

Balance at September 30, 2009	$30	$69	$4	$12	$3	$1	$119

Balance at January 1, 2010	$30	$66	$4	$12	$3	$1	$116
Accruals	9	12	—	1	—	—	22
Payments	(6)	(12)	—	(3)	(1)	—	(22)
Other	—	2	—	1	—	—	3

Balance at September 30, 2010	$33	$68	$4	$11	$2	$1	$119

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At September 30, 2010, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $85 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of September 30, 2010, Sunoco had been named as a PRP at 34 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, are individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $13 million at September 30, 2010. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $13 million at September 30, 2010 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

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

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated by the U.S. Environmental Protection Agency (“EPA”) have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, and Ohio, where Sunoco operates facilities. Areas designated by the EPA as “moderate” non-attainment for ozone, including Philadelphia and the Houston/Galveston/Brazoria area, were required to meet the ozone requirements by 2010 before currently mandated federal control programs were to take effect. In January 2009, the EPA issued a finding that the Pennsylvania and Texas State Implementation Plans (“SIPs”) failed to demonstrate attainment for the Philadelphia and Houston/Galveston/Brazoria airsheds by the 2010 deadline. This finding is expected to result in more stringent offset requirements and could result in other negative consequences. Texas petitioned the EPA to redesignate the Houston area as “severe” non-attainment for ozone and in 2009 the EPA granted the petition. Under this designation, Houston’s SIP is due in 2010 and attainment must be achieved by 2019. In 2005, the EPA also identified numerous counties, including the county where the Toledo refinery is located, that are now in attainment of the fine particles standard. In September 2006, the EPA issued a final rule tightening the standard for fine particles. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement the 1997 fine particle matter (PM 2.5)

standards. States had until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. However, the March 2007 rule does not address attainment of the September 2006 standard. In March 2008, the EPA promulgated a new, more stringent ozone standard, which was challenged in a lawsuit in May 2008 by environmental organizations. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the lawsuit is resolved, the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

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

As of December 31, 2009, Sunoco was a defendant in approximately 29 lawsuits involving five states and the Commonwealth of Puerto Rico. In the fourth quarter of 2009, Sunoco recorded a $15 million charge ($9 million after tax) for estimated future legal expenses and for estimated settlement costs attributable to certain of the cases. 25 of these cases were settled in April 2010. The impact of such settlements was not material. As of October 2010, four new cases have been filed. Three of these remaining cases are venued in a multidistrict proceeding in a federal court located in the Southern District of New York. The other five cases are pending in the state courts of Illinois, Indiana, Maryland, New Hampshire, and Pennsylvania. Discovery is proceeding in all of these cases. For these eight remaining cases, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Accordingly, no accrual has been established for any potential damages at September 30, 2010. However, Sunoco does not believe that the remaining cases will have a material adverse effect on its consolidated financial position.

During the third quarter of 2010, the Company reached agreement concerning insurance coverage for certain previously incurred and potential future costs related to MTBE litigation, including the matters described above. In connection with this settlement, the Company recognized a $16 million gain ($9 million after tax).

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2010.

7.	New Borrowings.

In February 2010, Sunoco Logistics Partners L.P. issued $500 million of long-term debt, consisting of $250 million of 5.50 percent notes due in 2020 and $250 million of 6.85 percent notes due in 2040.

8.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Nine Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Service cost (cost of benefits earned during the year)	$24	$35	$2	$6
Interest cost on benefit obligations	46	58	14	19
Expected return on plan assets	(55)	(48)	—	—
Amortization of:
Actuarial losses	35	43	5	1
Prior service cost (benefit)	—	1	(15)	(1)

	50	89	6	25
Settlement losses*	45	99	—	—
Special termination benefits and curtailment losses (gains)*	3	22	(4)	5

Total expense	$98	$210	$2	$30

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended September 30		Three Months Ended September 30
	2010	2009	2010	2009
Service cost (cost of benefits earned during the year)	$5	$12	$—	$2
Interest cost on benefit obligations	14	19	5	6
Expected return on plan assets	(18)	(14)	—	—
Amortization of:
Actuarial losses	11	14	2	1
Prior service cost (benefit)	—	1	(6)	(1)

	12	32	1	8
Settlement losses*	18	23	—	—
Special termination benefits and curtailment losses (gains)	—	2	—	1

Total expense	$30	$57	$1	$9

*	Includes net settlement and curtailment losses amounting to $5, $3 and $11 million recognized in the third and first quarters of 2010 and the second quarter of 2009, respectively, attributable to discontinued operations.

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

The following tables set forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling interests (in millions of dollars):

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Sunoco, Inc. Shareholders’ Equity	Non-controlling Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non-controlling Interests	Total
Income (loss) from continuing operations	$170	$163	$333	$(383)	$99	$(284)
Income (loss) from discontinued operations	(23)	—	(23)	28	—	28

Net income (loss)	147	163	310	(355)	99	(256)
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service benefit and actuarial loss amortization	41	—	41	87	—	87
Retirement benefit plans funded status adjustment	4	—	4	(28)	—	(28)
Net hedging gains (losses)	—	—	—	(11)	—	(11)
Reclassification of net hedging (gains) losses to earnings	(2)	—	(2)	15	—	15
Net (increase) decrease in unrealized loss on available-for-sale securities	1	—	1	1	—	1

Comprehensive income (loss)	$191	$163	$354	$(291)	$99	$(192)

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Sunoco, Inc. Shareholders’ Equity	Non-controlling Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non-controlling Interests	Total
Income (loss) from continuing operations	$65	$107	$172	$(313)	$26	$(287)
Income from discontinued operations	—	—	—	1	—	1

Net income (loss)	65	107	172	(312)	26	(286)
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service benefit and actuarial loss amortization	16	—	16	23	—	23
Retirement benefit plans funded status adjustment	23	—	23	(28)	—	(28)
Net hedging gains (losses)	(2)	—	(2)	2	—	2
Reclassification of net hedging (gains) losses to earnings	—	—	—	3	—	3
Net decrease in unrealized loss on available-for-sale securities	1	—	1	1	—	1

Comprehensive income (loss)	$103	$107	$210	$(311)	$26	$(285)

10.	Equity.

	At September 30 2010	At December 31 2009
	(Millions of Dollars)
Sunoco, Inc. shareholders’ equity:
Common stock, par value $1 per share	$281	$281
Capital in excess of par value	1,696	1,703
Retained earnings	5,615	5,541
Accumulated other comprehensive loss	(285)	(329)
Common stock held in treasury, at cost	(4,387)	(4,639)

	2,920	2,557
Noncontrolling interests	754	562

Total equity	$3,674	$3,119

Sunoco, Inc. Shareholders’ Equity

The Company reduced the quarterly cash dividend on common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year) beginning with the first quarter of 2010. In September 2010, the Company declared a $.15 per share cash dividend to be paid in the fourth quarter of 2010 and, as a result, reflected this estimated $19 million dividend as a reduction in retained earnings at September 30, 2010.

The Company did not repurchase any of its common stock in the open market during the first nine months of 2010 and has no intention to do so during the remainder of 2010. As part of a $233 million contribution to its funded defined benefit plans in the first quarter of 2010, the Company contributed 3.59 million shares of Sunoco common stock out of treasury valued at $90 million. The other $143 million of the contribution was in the form of cash.

The shares contributed to the defined benefit plans were removed from treasury on a last-in, first-out basis resulting in a $251 million reduction in treasury stock and a $161 million charge to capital in excess of par value.

Noncontrolling Interests

Cokemaking Operations

Third-party investors in Sunoco’s Indiana Harbor cokemaking operations are entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

The Company indemnifies the third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during a preferential return period in the event the Internal Revenue Service (“IRS”) disallows the tax deductions and benefits allocated to the third parties. This preferential return period continued until the investors had achieved a cumulative preferential return of approximately 10 percent. The tax indemnifications are in effect until the applicable tax returns are no longer subject to IRS review. Although the Company believes the possibility is remote that it will be required to do so, at September 30, 2010, the maximum potential payment under these tax indemnifications would have been approximately $95 million.

Logistics Operations

In the second quarter of 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased from 43 to 40 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which have provided Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. Sunoco received approximately 56 percent of the Partnership’s cash distributions during 2009 attributable to its limited and general partnership interests and its incentive distribution rights. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights and Sunoco sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which further reduced its interest in the Partnership to 33 percent. In August 2010, the Partnership issued 2.01 million limited partnership units in a public offering, generating $144 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership decreased to 31 percent. As a result of these transactions, Sunoco’s share of Partnership distributions is expected to be approximately 46 percent at the Partnership’s current quarterly cash distribution rate.

Since the issuance/sale of the limited partnership units and the modification of the incentive distribution rights discussed above did not result in a loss of control of the Partnership, they have been accounted for as equity transactions. As a result, the $110 million of cash proceeds in 2009 from the public equity offering was reflected as an increase in noncontrolling interests ($88 million) and capital in excess of par value within shareholders’ equity ($14 million, net of income taxes). The $145 and $144 million, respectively, of cash proceeds from the February and August 2010 public equity offerings were reflected as increases in noncontrolling interests ($48 and $114 million, respectively) and capital in excess of par value ($58 and $18 million, respectively, net of income taxes). The modification of the incentive distribution rights resulted in a $121 million decrease in noncontrolling interests and a $75 million increase in capital in excess of par value, net of income taxes.

In the third quarter of 2010, the Partnership exercised its rights to acquire additional ownership interests in Mid-Valley and WTG (see Note 3), increasing its ownership interests to 91 and 60 percent, respectively. As the Partnership now has a controlling financial interest in both Mid-Valley and WTG, the joint ventures are now both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. In connection with these acquisitions, the Partnership recorded an $80 million increase in noncontrolling interests upon consolidation of the joint ventures.

The following tables set forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Cokemaking Operations	Logistics Operations	Total
At December 31, 2008	$71	$367	$438
Noncontrolling interests share of income	15	84	99
Cash distributions	(14)	(55)	(69)
Reduction in Sunoco ownership attributable to the issuance of limited partner units to the public	—	88	88
Other	—	1	1

At September 30, 2009	$72	$485	$557

At December 31, 2009	$74	$488	$562
Noncontrolling interests share of income	10	153 *	163
Cash distributions	(19)	(73)	(92)
Increase attributable to the consolidation of pipeline acquisitions	—	80	80
Reduction in Sunoco ownership attributable to the issuance/sale of limited partner units to the public	—	162	162
Distribution to Sunoco in connection with modification of incentive distribution rights	—	(121)	(121)

At September 30, 2010	$65	$689	$754

*	Includes $69 million attributable to the noncontrolling interests’ share of the $128 million pretax gain from the remeasurement of pre-acquisition equity interests in Mid-Valley and WTG.

11.	Fair Value Measurements.

The Company’s cash equivalents, which amounted to $1,119 and $367 million at September 30, 2010 and December 31, 2009, respectively, were measured at fair value based on quoted prices in active markets for identical assets. The additional assets and liabilities that were measured at fair value on a recurring basis were not material to the Company’s condensed consolidated balance sheets.

Sunoco’s other current assets (other than inventories and deferred income taxes) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At September 30, 2010 and December 31, 2009, the estimated fair value of Sunoco’s long term debt was $2,568 and $2,186 million, respectively, compared to carrying amounts of $2,254 and $2,061 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available at the respective balance sheet dates for similar issues.

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

All of these derivatives are recognized in the condensed consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in income as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in net income against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in net income when the hedged items are recognized in net income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in net income. The amount of hedge ineffectiveness on derivative contracts during the first nine months of 2010 and 2009 was not material. Sunoco does not hold or issue derivative instruments for trading purposes.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 2,559 thousand barrels of crude oil and refined products and 5,800 thousand MM BTUs of natural gas at September 30, 2010, which vary in duration but generally do not extend beyond September 30, 2011.

The following tables set forth the impact of derivatives on the Company’s financial performance for the nine months and three months ended September 30, 2010 and 2009 (in millions of dollars):

Nine Months Ended September 30, 2010	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$—	$42	*
Commodity contracts		(40	)**
Interest rate contracts	—	—	***

	$—	$2

Derivatives not designated as hedging instruments:
Commodity contracts		$(8	)*
Commodity contracts		—	**
Transportation contracts		—	**

		$(8)

Nine Months Ended September 30, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(18)	$11	*
Commodity contracts		(36	)**
Interest rate contracts	—	—	***

	$(18)	$(25)

Derivatives not designated as hedging instruments:
Commodity contracts		$(1	)*
Commodity contracts		(24	)**
Transportation contracts		(1	)**

		$(26)

*       Included in sales and other operating revenue in the condensed consolidated statements of operations.

**     Included in cost of products sold and operating expenses in the condensed consolidated statements of operations.

***   Included in interest cost and debt expense in the condensed consolidated statements of operations.

Three Months Ended September 30, 2010	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(3)	$—	*
Commodity contracts		(1	)**
Interest rate contracts	—	—	***

	$(3)	$(1)

Derivatives not designated as hedging instruments:
Commodity contracts		$(2	)*
Commodity contracts		—	**
Transportation contracts		—	**

		$(2)

Three Months Ended September 30, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$4	$(3	)*
Commodity contracts		(1	)**
Interest rate contracts	—	—	***

	$4	$(4)

Derivatives not designated as hedging instruments:
Commodity contracts		$—	*
Commodity contracts		(2	)**
Transportation contracts		(1	)**

		$(3)

*	Included in sales and other operating revenue in the condensed consolidated statements of operations.
**	Included in cost of products sold and operating expenses in the condensed consolidated statements of operations.
***	Included in interest cost and debt expense in the condensed consolidated statements of operations.

12.	Business Segment Information.

The following tables set forth certain statement of operations information concerning Sunoco’s business segments (in millions of dollars):

	Sales and Other Operating Revenue		Pretax Income (Loss)	After-tax Income (Loss)
Nine Months Ended September 30, 2010	Unaffiliated Customers	Inter- Segment
Refining and Supply*	$10,591	$7,989	$(2)	$—
Retail Marketing	9,770	—	175	107
Logistics	4,905	680	99	63
Chemicals*	788	—	17	11
Coke	1,003	7	151	111
Corporate and Other	—	—	(169)	(122	)**

Consolidated	$27,057

Income from continuing operations attributable to Sunoco, Inc. shareholders			$271	170

Loss from discontinued operations				(23)

Income attributable to Sunoco, Inc. shareholders				$147

Nine Months Ended September 30, 2009
Refining and Supply*	$8,726	$6,474	$(286)	$(181)
Retail Marketing	8,378	—	110	65
Logistics	3,209	529	119	75
Chemicals*	482	—	(27)	(17)
Coke	810	6	141	102
Corporate and Other	—	—	(717)	(427	)***

Consolidated	$21,605

Loss from continuing operations attributable to Sunoco, Inc. shareholders			$(660)	(383)

Income from discontinued operations				28

Loss attributable to Sunoco, Inc. shareholders				$(355)

*	Excludes amounts attributable to discontinued operations (Note 2).
**	Consists of $60 million of after-tax corporate expenses, $51 million of after-tax net financing expenses and other, a $37 million after-tax gain attributable to Sunoco shareholders from the remeasurement of pipeline equity interests to fair value, a $39 million after-tax provision for asset write-downs and other matters and a $9 million after-tax charge related to income tax matters (Notes 3 and 4).
***	Consists of $32 million of after-tax corporate expenses, $33 million of after-tax net financing expenses and other, a $26 million after-tax gain on the divestment of the retail heating oil and propane distribution business and a $388 million after-tax provision for asset write-downs and other matters (Note 3).

	Sales and Other Operating Revenue		Pretax Income (Loss)	After-tax Income (Loss)
Three Months Ended September 30, 2010	Unaffiliated Customers	Inter- Segment
Refining and Supply*	$3,768	$2,717	$(70)	$(44)
Retail Marketing	3,380	—	68	41
Logistics	1,582	293	42	26
Chemicals*	261	—	5	3
Coke	328	3	44	33
Corporate and Other	—	—	6	6	**

Consolidated	$9,319

Income from continuing operations attributable to Sunoco, Inc. shareholders			$95	65

Income from discontinued operations				—

Income attributable to Sunoco, Inc. shareholders				$65

Three Months Ended September 30, 2009
Refining and Supply*	$3,407	$2,538	$(182)	$(118)
Retail Marketing	3,153	—	83	49
Logistics	1,305	114	30	19
Chemicals*	226	—	(4)	(2)
Coke	298	2	47	35
Corporate and Other	—	—	(506)	(296	)***

Consolidated	$8,389

Loss from continuing operations attributable to Sunoco, Inc. shareholders			$(532)	(313)

Income from discontinued operations				1

Loss attributable to Sunoco, Inc. shareholders				$(312)

*	Excludes amounts attributable to discontinued operations (Note 2).
**	Consists of $17 million of after-tax corporate expenses, $15 million of after-tax net financing expenses and other, a $37 million after-tax gain attributable to Sunoco shareholders from the remeasurement of pipeline equity interests to fair value, and a $1 million after-tax gain related to asset write-downs and other matters (Note 3).
***	Consists of $6 million of after-tax corporate expenses, $12 million of after-tax net financing expenses and other, a $26 million after-tax gain on the divestment of the retail heating oil and propane distribution business and a $304 million after-tax provision for asset write-downs and other matters (Note 3).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS – NINE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Nine Months Ended September 30
	2010	2009	Variance
	(Millions of Dollars)
Refining and Supply:
Continuing operations	$—	$(181)	$181
Discontinued Tulsa operations	—	3	(3)
Retail Marketing	107	65	42
Logistics	63	75	(12)
Chemicals:
Continuing operations	11	(17)	28
Discontinued polypropylene operations	21	12	9
Coke	111	102	9
Corporate and Other:
Corporate expenses	(60)	(32)	(28)
Net financing expenses and other	(51)	(33)	(18)
Asset write-downs and other matters:
Continuing operations	(39)	(388)	349
Discontinued Tulsa operations	—	(3)	3
Discontinued polypropylene operations	—	(4)	4
Gain on remeasurement of pipeline equity interests	37	—	37
Sale of discontinued polypropylene operations	(44)	—	(44)
Sale of discontinued Tulsa operations	—	20	(20)
Sale of retail heating oil and propane distribution business	—	26	(26)
Income tax matters	(9)	—	(9)

Net income (loss) attributable to Sunoco, Inc. shareholders	$147	$(355)	$502

Analysis of Earnings Profile of Sunoco Businesses

In the nine-month period ended September 30, 2010, net income attributable to Sunoco, Inc. shareholders was $147 million, or $1.22 per share of common stock on a diluted basis versus a net loss attributable to Sunoco, Inc. shareholders of $355 million, or $3.04 per share, in the first nine months of 2009.

The $502 million increase in results attributable to Sunoco, Inc. shareholders in the first nine months of 2010 was primarily due to higher margins from continuing operations in Sunoco’s Refining and Supply business ($108 million), lower expenses ($127 million) and lower provision for asset write-downs and other matters ($356 million). Partially offsetting these positive factors were lower production of refined products ($41 million) and the loss on sale of the discontinued polypropylene operations ($44 million).

Refining and Supply – Continuing Operations*

	For the Nine Months Ended September 30
	2010	2009
Income (loss) (millions of dollars)	$—	$(181)
Wholesale margin** (per barrel)	$5.13	$4.23
Crude inputs as percent of crude unit rated capacity***	88%	76%
Throughputs (thousands of barrels daily):
Crude oil	594.5	628.1
Other feedstocks	53.7	71.9

Total throughputs	648.2	700.0

Products manufactured (thousands of barrels daily):
Gasoline	336.0	355.4
Middle distillates	232.4	227.4
Residual fuel	36.6	61.5
Petrochemicals	23.5	27.6
Other	48.6	55.1

Total production	677.1	727.0
Less: Production used as fuel in refinery operations	31.3	34.3

Total production available for sale	645.8	692.7

*	The financial and operating data presented in the table excludes amounts attributable to the Tulsa refinery, which was sold to Holly Corporation on June 1, 2009.
**	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
***	Reflects the impact of a 150 thousand barrels-per-day reduction in crude unit capacity in November 2009 attributable to the shutdown of the Eagle Point refinery.

Refining and Supply had breakeven results from continuing operations in the first nine months of 2010 versus a loss of $181 million in the first nine months of 2009. The $181 million improvement in results was primarily due to higher realized margins ($108 million) and lower expenses ($107 million), partially offset by lower production volumes ($41 million). Lower expenses were largely the result of cost reductions related to the business improvement initiative and permanent shutdown of the Eagle Point refinery as well as lower costs for purchased fuel and utilities. Production volumes were negatively affected by significant planned turnaround activities at the Marcus Hook and Toledo refineries in the first quarter of 2010.

On September 30, 2009, the Company’s Board of Directors approved a plan to idle indefinitely all process units at the Eagle Point refinery in an effort to reduce losses in Refining and Supply due to weak demand and increased global refining capacity which have created margin pressure on the entire refining industry. In the fourth quarter of 2009, Sunoco permanently shut down all process units at the Eagle Point refinery. As part of this decision, the Company shifted production from the Eagle Point refinery to the Marcus Hook and Philadelphia refineries which are now operating at higher capacity utilization. Approximately 380 employees were terminated in connection with the shutdown. Sunoco recorded a $284 million after-tax provision in 2009 ($278 million in the third quarter and $6 million in the fourth quarter) to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs. In the first quarter of 2010, Sunoco recorded an additional $20 million after-tax accrual primarily for contract losses attributable to the early terminations of certain marine transportation commitments largely resulting from the Eagle Point refinery shutdown. These charges are reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 3 to the condensed consolidated financial statements).

Refining and Supply – Discontinued Tulsa Operations

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco recognized a $41 million net after-tax gain on divestment of this business in 2009 ($20 million in the second quarter and $21 million in the fourth quarter), which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 2 to the condensed consolidated financial statements). Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory.

Discontinued Tulsa refining operations had income of $3 million in the first nine months of 2009.

Retail Marketing

	For the Nine Months Ended September 30
	2010	2009
Income (millions of dollars)	$107	$65
Retail margin* (per barrel):
Gasoline	$4.33	$3.72
Middle distillates	$3.48	$6.96
Sales (thousands of barrels daily):
Gasoline	290.2	292.4
Middle distillates	28.1	32.1

	318.3	324.5

Retail gasoline outlets	4,829	4,704

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $107 million in the first nine months of 2010 versus $65 million in the first nine months of 2009. The $42 million increase in earnings was primarily due to higher average retail gasoline margins ($29 million) and lower expenses ($36 million), partially offset by lower distillate margins ($18 million) and lower gasoline and distillate sales volumes ($4 million).

During the third quarter of 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million and recognized a $26 million net after-tax gain in connection with the transaction. This gain is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 3 to the condensed consolidated financial statements).

Logistics

Logistics earned $63 million in the first nine months of 2010 versus $75 million in the first nine months of 2009. The $12 million decrease was primarily due to lower lease acquisition results related to decreased contango profits.

In July 2010, Sunoco Logistics Partners L.P. acquired a butane blending business from Texon L.P. for $152 million including inventory of $11 million. The acquisition includes patented technology for blending butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The Partnership also increased its ownership interest in a pipeline joint venture for $6 million in July 2010. This interest continues to be accounted for as an equity method investment.

The Partnership also exercised its rights to acquire additional ownership interests in Mid-Valley Pipeline Company and West Texas Gulf Pipe Line Company for $85 million during the third quarter of 2010, increasing its ownership interests in Mid-Valley and WTG to 91 and 60 percent, respectively. As the Partnership now has a controlling financial interest in both Mid-Valley and WTG, the joint ventures are now both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. The Company also recognized a $37 million after-tax gain attributable to Sunoco shareholders from the remeasurement of its pre-acquisition equity interests in Mid-Valley and WTG to fair value upon consolidation. These gains are shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 3 to the condensed consolidated financial statements).

Chemicals – Continuing Operations*

	For the Nine Months Ended September 30
	2010	2009
Income (loss)(millions of dollars)	$11	$(17)
Margin** (per pound)	8.7¢	7.4¢
Sales (millions of pounds)	1,570	1,317

*	The financial and operating data presented in the table relates to the phenol and related products operations. It excludes amounts attributable to the polypropylene business, which was sold to Braskem S.A. on March 31, 2010.
**	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

Chemicals income from continuing operations totaled $11 million in the first nine months of 2010 versus a loss of $17 million in the first nine months of 2009. The $28 million improvement in results was due to higher sales volumes ($14 million), higher margins ($11 million) and lower expenses ($3 million).

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

Discontinued polypropylene operations had income of $21 million in the first nine months of 2010 versus $12 million in the first nine months of 2009. The $9 million increase in earnings was primarily due to higher margins and lower expenses, partially offset by lower sales volumes and the absence of a favorable lower of cost or market adjustment that was realized in the first quarter of 2009 pertaining to inventory written down in 2008. Margins in 2010 include $6 million of after-tax LIFO inventory profits.

Coke

Coke earned $111 million in the first nine months of 2010 versus $102 million in the first nine months of 2009. The $9 million increase in earnings was due primarily to higher results from the Haverhill operation, as well as income from the Granite City facility which commenced operations in the fourth quarter of 2009. This increase was partially offset by lower results from the Indiana Harbor and Jewell coal and coke operations and the absence of a $6 million after-tax dividend attributable to the 2008 Brazilian cokemaking operations which was recognized in the second quarter of 2009.

Substantially all of the production from the Jewell and Indiana Harbor facilities and approximately 50 percent of the production from the Haverhill facility is sold pursuant to long-term contracts with affiliates of ArcelorMittal. With respect to the Jewell operation, beginning in January 2008, the price of coke from this facility (700 thousand tons per year) changed from a fixed price to an amount equal to the sum of (i) the cost of delivered coal to the Haverhill facility multiplied by an adjustment factor, (ii) actual transportation costs, (iii) an operating cost component indexed for inflation, (iv) a fixed-price component, and (v) applicable taxes (except for property and net income taxes). In July 2009, ArcelorMittal filed a lawsuit in Ohio state court challenging the prices charged to ArcelorMittal under the coke purchase agreement. The lawsuit was removed to federal court in Ohio and in January 2010, a motion was granted to dismiss the lawsuit without prejudice on the basis of ArcelorMittal’s failure to allege facts that are sufficient to raise a right of relief above the speculative level. ArcelorMittal filed an amended complaint in February 2010. SunCoke Energy continues to believe that the prices have been determined in accordance with the agreement. On August 3, 2010, ArcelorMittal presented SunCoke Energy with additional bases for challenging the prices charged for coke produced at the Jewell facility as well as its Haverhill facility. On that same date, ArcelorMittal also presented its notice of intent to arbitrate outstanding issues relating to the Indiana Harbor facility, including, among other things, the prices charged for coke produced at that facility. SunCoke Energy currently is evaluating these latest claims, but continues to believe that the coke prices have been determined in accordance with the respective agreements. However, SunCoke Energy is also conducting discussions with ArcelorMittal to determine if a commercial resolution of the litigation and arbitration issues can be achieved. In the event a settlement cannot be reached, SunCoke Energy intends to vigorously defend its rights under the coke agreements. Accordingly, the Company has recorded no accrual for any potential damages at September 30, 2010.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility. In February 2010, SunCoke Energy obtained the necessary permits to build and operate the plant, although some of them have been appealed. Management believes that any risks have been sufficiently mitigated and construction of the facility is proceeding. These facilities are expected to cost in aggregate approximately $380 million and be completed in the second half of 2011. The plant is expected to produce 550 thousand tons of coke per year and provide on average, 46 megawatts of power. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through September 30, 2010 totaled $187 million.

In April 2010, SunCoke Energy announced its intention to expand production from its Jewell coal mines by 500 thousand tons per year, or approximately 40 percent, to an annualized rate of 1.75 million tons by late 2012. Capital outlays for this project are expected to total approximately $25 million.

SunCoke Energy is currently conducting an engineering study to evaluate the expected physical life of the coke ovens at its Indiana Harbor operation. Some ovens and associated equipment are heaving and settling differentially as a result of the instability of the ground on which it was constructed. This differential movement has reduced production and required corrective action to certain ovens, ancillary equipment and structures. We expect the engineering study at Indiana Harbor to be completed by the first quarter of 2011. At this time, we cannot determine the likely outcome of the study. Possible results include additional maintenance spending to continue operations at the current operating levels, a change in the useful life of all or part of the plant, or the impairment of one or more oven batteries which could be followed by capital spending to retain the current plant capacity. The carrying amount of the Indiana Harbor coke facility was $120 million at September 30, 2010.

SunCoke Energy is currently discussing other opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term contracts. The facilities would also generate steam, which would typically be sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market. SunCoke Energy’s ability to enter into additional arrangements is dependent upon many factors, including market conditions in the steel industry.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $60 million after tax in the first nine months of 2010 versus $32 million after tax in the first nine months of 2009. The $28 million increase was primarily due to higher accruals for performance-related incentive compensation resulting from the Company’s improved financial performance versus 2009 and higher unfavorable income tax consolidation adjustments. Corporate expenses included income tax adjustments amounting to $9 and $— million in the first nine months of 2010 and 2009, respectively.

Net Financing Expenses and Other – Net financing expenses and other were $51 million after tax in the first nine months of 2010 versus $33 million after tax in the first nine months of 2009. The $18 million increase was primarily due to higher interest expense ($9 million) and lower capitalized interest ($14 million). The increased interest expense was largely driven by new borrowings of Sunoco Logistics associated with their growth capital.

Asset Write-Downs and Other Matters – During the first nine months of 2010, Sunoco recorded a $20 million after-tax provision primarily related to contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations, recorded a $28 million after-tax provision primarily for pension settlement losses and accruals for employee terminations and related costs in connection with the business improvement initiative and recognized a $9 million after-tax gain on an insurance settlement related to MTBE coverage. In the first nine months of 2009, Sunoco recorded a $278 million after-tax provision in connection with the permanent shut down of all process units at the Eagle Point refinery during the fourth quarter of 2009, of which $254 million after tax represented noncash charges; a $92 million after-tax provision for employee terminations and related costs in connection with the business improvement initiative, of which $62 million after tax was attributable to a noncash provision for pension and postretirement settlement and curtailment losses; recorded a $21 million after-tax provision to write down to estimated fair value certain assets primarily in the Refining and Supply business, including $3 million after tax attributable to discontinued Tulsa operations; and established a $4 million after-tax accrual for a take-or-pay contract loss, employee terminations and other exit costs in connection with the shutdown of the Bayport, TX polypropylene plant, which was part of the discontinued polypropylene operations (see Note 3 to the condensed consolidated financial statements).

Gain on remeasurement of pipeline equity interests – During the third quarter of 2010, Sunoco Logistics Partners L.P. recognized a $37 million after-tax gain attributable to Sunoco shareholders from the remeasurement of its pre-acquisition equity interests to fair value (see Note 3 to the condensed consolidated financial statements).

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

Analysis of Condensed Consolidated Statements of Operations

Revenues — Total revenues were $27.26 billion in the first nine months of 2010 compared to $21.70 billion in the first nine months of 2009. The 26 percent increase was primarily due to higher refined product prices as well as higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses — Total pretax costs and expenses were $26.82 billion in the first nine months of 2010 compared to $22.26 billion in the first nine months of 2009. The 20 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting from price increases and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these negative factors were lower refined product acquisition volumes and lower provision for asset write-downs and other matters.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses (after tax)

	Three Months Ended September 30
	2010	2009	Variance
	(Millions of Dollars)
Refining and Supply – continuing operations	$(44)	$(118)	$74
Retail Marketing	41	49	(8)
Logistics	26	19	7
Chemicals:
Continuing operations	3	(2)	5
Discontinued polypropylene operations	—	1	(1)
Coke	33	35	(2)
Corporate and Other:
Corporate expenses	(17)	(6)	(11)
Net financing expenses and other	(15)	(12)	(3)
Asset write-downs and other matters	1	(304)	305
Gain on remeasurement of pipeline equity interests	37	—	37
Sale of retail heating oil and propane distribution business	—	26	(26)

Net income (loss) attributable to Sunoco, Inc. shareholders	$65	$(312)	$377

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended September 30, 2010, net income attributable to Sunoco, Inc. shareholders was $65 million, or $.54 per share of common stock on a diluted basis versus a net loss attributable to Sunoco, Inc. shareholders of $312 million, or $2.67 per share, in the third quarter of 2009.

The $377 million improvement in results attributable to Sunoco, Inc. shareholders in the third quarter of 2010 was primarily due to higher margins from continuing operations in Sunoco’s Refining and Supply business ($46 million), lower provision for asset write-downs and other matters ($305 million) and the gain from the remeasurement of pipeline equity interests to fair value ($37 million).

Refining and Supply – Continuing Operations*

	For the Three Months Ended September 30
	2010	2009
Loss (millions of dollars)	$(44)	$(118)
Wholesale margin** (per barrel)	$3.88	$2.72
Crude inputs as percent of crude unit rated capacity***	94%	74%
Throughputs (thousands of barrels daily):
Crude oil	631.6	613.3
Other feedstocks	52.1	66.4

Total throughputs	683.7	679.7

Products manufactured (thousands of barrels daily):
Gasoline	357.9	346.0
Middle distillates	250.1	219.3
Residual fuel	35.4	61.5
Petrochemicals	25.6	25.7
Other	45.6	49.2

Total production	714.6	701.7
Less: Production used as fuel in refinery operations	33.1	32.5

Total production available for sale	681.5	669.2

*	The financial and operating data presented in the table excludes amounts attributable to the Tulsa refinery, which was sold to Holly Corporation on June 1, 2009.
**	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
***	Reflects the impact of a 150 thousand barrels-per-day reduction in crude unit capacity in November 2009 attributable to the shutdown of the Eagle Point refinery.

Refining and Supply had a loss from continuing operations totaling $44 million in the current quarter versus a loss of $118 million in the third quarter of 2009. The $74 million improvement in results was primarily due to higher realized margins ($46 million) and lower expenses ($20 million). The overall crude utilization rate was 94 percent for the quarter, well above the utilization rate of 74 percent in the third quarter of 2009. Lower expenses were largely the result of cost reductions related to the business improvement initiative carried out during the last three quarters of 2009 and the closure of the Eagle Point refinery in the fourth quarter of 2009.

Retail Marketing

	For the Three Months Ended September 30
	2010	2009
Income (millions of dollars)	$41	$49
Retail margin* (per barrel):
Gasoline	$4.40	$5.48
Middle distillates	$3.27	$4.92
Sales (thousands of barrels daily):
Gasoline	303.1	294.9
Middle distillates	30.2	29.5

	333.3	324.4

Retail gasoline outlets	4,829	4,704

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing earned $41 million in the current quarter versus $49 million in the third quarter of 2009. The $8 million decrease in earnings was primarily due to lower average retail gasoline and distillate margins ($17 and $3 million, respectively) partially offset by lower expenses ($12 million).

Logistics

Logistics earned $26 million in the third quarter of 2010 versus $19 million in the third quarter of 2009. The $7 million increase in earnings was primarily due to higher lease acquisition results driven largely by improved contango profits and additional earnings attributable to acquisitions and organic growth projects.

Chemicals – Continuing Operations*

	For the Three Months Ended September 30
	2010	2009
Income (loss)(millions of dollars)	$3	$(2)
Margin** (per pound)	7.6¢	7.3¢
Sales (millions of pounds)	567	483

*	The financial and operating data presented in the table relates to the phenol and related products operations. It excludes amounts attributable to the polypropylene business, which was sold to Braskem S.A. on March 31, 2010.
**	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

Chemicals income from continuing operations totaled $3 million in the third quarter of 2010 versus a loss of $2 million in the third quarter of 2009. The $5 million improvement in results was due primarily to higher sales volumes.

Chemicals – Discontinued Operations

Discontinued polypropylene operations had income of $1 million in the third quarter of 2009.

Coke

Coke earned $33 million in the third quarter of 2010 versus $35 million in the third quarter of 2009. The decrease in earnings was attributable to lower results from the Jewell coal and coke operations which were substantially offset by higher results from the other U.S. coke facilities. The decline at the Jewell operations was primarily due to lower coal and coke prices. The improvement at the other U.S. facilities was driven by higher margins and volumes, including income from the Granite City facility which commenced operations in the fourth quarter of 2009.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $17 million after tax in the third quarter of 2010 versus $6 million after tax in the third quarter of 2009. The $11 million increase was primarily due to higher accruals for performance-related incentive compensation resulting from the Company’s improved financial performance versus 2009 and the absence of a $5 million favorable income tax consolidation adjustment in the third quarter of 2009.

Net Financing Expenses and Other – Net financing expenses and other were $15 million after tax in the third quarter of 2010 versus $12 million after tax in the third quarter of 2009. The $3 million increase was primarily due to lower capitalized interest and higher debt expense primarily attributable to borrowings of Sunoco Logistics associated with their growth capital.

Asset Write-Downs and Other Matters – During the third quarter of 2010, Sunoco recorded an $8 million after-tax provision primarily for pension settlement losses and employee terminations and related costs in connection with the business improvement initiative and recognized a $9 million after-tax gain on an insurance settlement related to MTBE coverage. During the third quarter of 2009, Sunoco recorded a $278 million after-tax provision in connection with the permanent shut down of all process units at the Eagle Point refinery during the fourth quarter of 2009, of which $254 million after tax represented noncash charges; established a $14 million after-tax charge in connection with the business improvement initiative, all of which was attributable to a noncash provision for pension and postretirement settlement and curtailment losses; and, recorded a $12 million after-tax noncash provision to write down to estimated fair value certain other assets in the Refining and Supply business (see Note 3 to the condensed consolidated financial statements).

Gain on remeasurement of pipeline equity interests – During the third quarter of 2010, Sunoco Logistics Partners L.P. recognized a $37 million after-tax gain attributable to Sunoco shareholders from the remeasurement of its pre-acquisition equity interests to fair value (see Note 3 to the condensed consolidated financial statements).

Sale of Retail Heating Oil and Propane Distribution Business – During the third quarter of 2009, Sunoco recognized a $26 million net after-tax gain on divestment of the retail heating oil and propane distribution business (see Note 3 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Operations

Revenues — Total revenues were $9.48 billion in the third quarter of 2010 compared to $8.45 billion in the third quarter of 2009. The 12 percent increase was primarily due to higher refined product prices and sales volumes and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses — Total pretax costs and expenses were $9.28 billion in the current three-month period compared to $8.96 billion in the third quarter of 2009. The 4 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting from price increases and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these negative factors were lower provision for asset write-downs and other matters.

FINANCIAL CONDITION

Cash and Working Capital

At September 30, 2010, Sunoco had cash and cash equivalents of $1,129 million compared to $377 million at December 31, 2009 and had a working capital deficit of $154 million compared to a working capital deficit of $654 million at December 31, 2009. The $752 million increase in cash and cash equivalents was due to $917 million of net cash provided by operating activities (“cash generation”) and $230 million of net cash provided by financing activities, partially offset by a $395 million net use of cash in investing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at September 30, 2010 by $2,835 million. Inventories valued at LIFO, which consist of crude oil as well as petroleum and chemical products, are readily marketable at their current replacement values. The Company received federal income tax refunds totaling $526 million during 2010 for the carryback of its 2009 net operating loss.

Certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

In the first nine months of 2010, Sunoco’s cash generation was $917 million compared to a net use of cash in operating activities of $7 million in the first nine months of 2009. This $924 million increase in cash generation was primarily due to higher net income and a decrease in working capital levels pertaining to operating activities. Cash generation includes federal income tax refunds totaling $526 million received by the Company during 2010 for the carryback of its 2009 net operating loss. Partially offsetting these positive factors were cash contributions to the Company’s defined benefit pension plans.

Other Cash Flow Information

In the second quarter of 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating approximately $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased from 43 to 40 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which have provided Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. Sunoco received approximately 56 percent of the Partnership’s cash distributions during 2009 attributable to its limited and general partnership interests and its incentive distribution rights. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights and sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which further reduced its interest in the Partnership to 33 percent. In August 2010, the Partnership issued 2.01 million limited partnership units in a public offering, generating $144 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership decreased to 31 percent. As a result of these transactions, Sunoco’s share of Partnership distributions is expected to be approximately 46 percent at the Partnership’s current quarterly cash distribution rate.

Sunoco received proceeds of $348 million in the second quarter of 2010 from the sale of it polypropylene business. Sunoco also received proceeds of $157 and $83 million in the second and third quarters of 2009, respectively, from the sale of its Tulsa refinery and the sale of its retail heating oil and propane distribution business (see Notes 2 and 3 to the condensed consolidated financial statements). Sunoco also received proceeds of $38 and $75 million during the first nine months of 2010 and 2009, respectively, related to the divestment of sites under its Retail Portfolio Management program.

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

The Company has a $1.28 billion revolving credit facility with a syndicate of 18 participating banks (the “Facility”), of which $1.2045 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At September 30, 2010, the Company’s tangible net worth was $3.5 billion and its targeted tangible net worth was $2.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At September 30, 2010, this ratio was .28 to 1. At September 30, 2010, the Facility was being used to support $115 million of floating-rate notes due in 2034. The Company remarkets the floating-rate notes on a weekly basis. However, any inability to remarket the floating-rate notes would have no impact on the Company’s liquidity as they currently represent a reduction in funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $395 million revolving credit facility with a syndicate of 10 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $119 and $238 million at September 30, 2010 and December 31, 2009, respectively. In March 2009, the Partnership entered into an additional $63 million revolving credit facility with two participating banks, which expires in September 2011. At September 30, 2010, there was $31 million outstanding under this facility. This amount has been classified as long-term debt as the Partnership has the ability and intent to refinance it on a long-term basis. The $395 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The $63 million facility contains a similar covenant, but the ratio in this covenant may not exceed 4.5 to 1. At September 30, 2010, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.4 to 1.

In July 2010, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with two participating banks extending an existing accounts receivable securitization facility that was scheduled to expire in August 2010 by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $275 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At September 30, 2010, there was approximately $430 million of accounts receivable eligible to support this facility; however, there were no borrowings outstanding under the facility as of that date.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At September 30 2010	At December 31 2009
Short-term debt	$115	$397
Current portion of long-term debt	178	6
Long-term debt	2,254	2,061

Total debt*	$2,547	$2,464

*	Includes $1,248 and $868 million at September 30, 2010 and December 31, 2009, respectively, attributable to Sunoco Logistics Partners L.P.

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

RETIREMENT BENEFIT PLANS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009
Market value of investments at beginning of period	$804	$837
Increase (reduction) in market value of investments resulting from:
Net investment income	107	169
Company contributions	233	47
Plan benefit payments	(131)	(249)
Divestments	(11)	—

	$1,002	$804

As a result of the workforce reduction, the sale of the Tulsa refinery, the permanent shutdown of the Eagle Point refinery and the sale of the polypropylene chemicals business, the Company incurred noncash settlement and curtailment losses in these plans during 2009 and the first nine months of 2010 totaling approximately $70 and $27 million after tax, respectively. In 2010, the Company contributed $233 million to its funded defined benefit plans consisting of $143 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. At September 30, 2010, the projected benefit obligation for the Company’s funded pension plans, determined using a discount rate of 4.60 percent, exceeded plan assets by approximately $135 million. The Company may make additional contributions to its funded defined benefit plans during the remainder of 2010 if it has available cash. The Company also has unfunded obligations for other defined benefit plans and postretirement benefit plans which totaled approximately $455 million at September 30, 2010. There is no legal requirement to pre-fund these plans which are funded as benefit payments are made.

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

DIVIDENDS AND SHARE REPURCHASES

The Company reduced the quarterly cash dividend paid on common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year), beginning with the first quarter of 2010. The Company’s management believes that Sunoco’s current dividend level is sustainable under current conditions. In September 2010, the Company declared a $.15 per share cash dividend to be paid in the fourth quarter of 2010 and, as a result, reflected this estimated $19 million dividend as a reduction in retained earnings at September 30, 2010. In addition, the Company did not repurchase any of its common stock in the open market during the first nine months of 2010 and has no intention to do so during the remainder of 2010.

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

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol and related RINs (Renewable Identification Numbers) used to demonstrate compliance with the renewable fuels standard for credits and trading;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to effect divestitures, including the expected separation of SunCoke Energy, under favorable terms;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of the Company’s insurers to meet their obligations;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with, or changes in contract terms with major customers, suppliers, dealers, distributors or other business partners;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

There have been no changes in the Company’s internal control over financial reporting during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In April 2010, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received a stipulated penalty demand in an amount exceeding $100 thousand from the U.S. Environmental Protection Agency (“EPA”), Region V, under a global Clean Air Act Consent Decree. The penalty demand relates to four alleged acid gas flaring events at Sunoco, Inc. (R&M)’s Toledo refinery between December 2006 and January 2010, as well as findings noted in a third-party audit of that facility. Sunoco, Inc. (R&M) remitted $14 thousand in penalty payment and disputed the remaining amount. Sunoco, Inc. (R&M) met with the EPA in July 2010 to discuss potential resolution and the matter remains pending.

In May 2010, Sunoco, Inc. (R&M) received a Proposed Consent Assessment of Civil Penalty (“CACP”) from the Pennsylvania Department of Environmental Protection (“PADEP”) alleging violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s Marcus Hook refinery. The CACP seeks a penalty in excess of $100 thousand. In September 2010, Sunoco and the PADEP agreed to a resolution of the alleged violations which required that Sunoco pay a penalty of $130 thousand.

In July 2010, Sunoco, Inc. (R&M) received a proposed penalty assessment from Philadelphia Air Management Services (“AMS”) in an amount exceeding $100 thousand, intended to resolve outstanding alleged violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s Philadelphia refinery. In September 2010, Sunoco met with AMS to discuss potential resolution and the matter remains pending.

In August 2010, the PADEP issued a penalty assessment in excess of $100 thousand alleging that Sunoco did not undertake certain actions related to the identification or sampling of groundwater contamination at a retail service station location during the period from February 2007 to October 2009. Sunoco intends to defend itself with regard to these allegations.

In September 2010, Sunoco, Inc. (R&M) received a Proposed Administrative Order and Consent Agreement (“AOCA”) from AMS alleging violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s Frankford chemical plant, and proposing a penalty in excess of $100 thousand. Sunoco proposed a modified AOCA and penalty to AMS in October 2010 and the matter remains pending.

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

As of December 31, 2009, Sunoco was a defendant in approximately 29 lawsuits involving five states and the Commonwealth of Puerto Rico. In the fourth quarter of 2009, Sunoco recorded a $9 million after-tax charge for estimated future legal expenses and for estimated settlement costs attributable to certain of the cases. 25 of these cases were settled in April 2010, as previously disclosed in Sunoco’s Quarterly Report on Form 10-Q for the first quarter of 2010. The impact of such settlements was not material. As of October 2010, four new cases have been filed. Three of these remaining cases are venued in a multidistrict proceeding in a federal court located in the Southern District of New York. The other five cases are pending in the state courts of Illinois, Indiana, Maryland, New Hampshire, and Pennsylvania. Discovery is proceeding in all of these cases. For these eight remaining cases, there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. Accordingly, no accrual has been established for any potential damages at September 30, 2010. However, Sunoco does not believe that the remaining cases will have a material adverse effect on its consolidated financial position.

During the third quarter of 2010, the Company reached agreement concerning insurance coverage for certain previously incurred and potential future costs related to MTBE litigation, including the matters described above. In connection with this settlement, the Company recognized a $16 million gain ($9 million after tax).

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2010.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended September 30, 2010:

Period	Total Number Of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
July 1, 2010 – July 31, 2010	—	$—	—	$600
August 1, 2010 – August 31, 2010	—	$—	—	$600
September 1, 2010 – September 30, 2010	1,307	$35.95	—	$600

Total	1,307	$35.95	—

*	All of the shares repurchased during September 2010 were from employees in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	On September 7, 2006, the Company’s Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

Item 5.	Other Information

Mine Safety Disclosures

Sunoco is committed to maintaining a safe work environment and ensuring strict environmental compliance across all of its operations as the health and safety of its employees and the communities in which it operates are critical to its success. Sunoco’s coal mining operations are managed by SunCoke Energy. Management at SunCoke Energy believes that SunCoke Energy employs best practices and conducts continual training programs well in excess of regulatory requirements to ensure that all of its employees are focused on safety. Furthermore, SunCoke Energy is in the process of implementing a Structured Safety & Environmental Process, or SSEP, that provides a robust framework for managing and monitoring safety and environmental performance. Historically, SunCoke Energy’s coal mine operations have been among the safest in the United States, consistently operating in the first quartile for the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”) recordable injury rates for underground bituminous coal mining. These operations have also won several awards from the National Mining Association and MSHA, including the Sentinels of Safety award in 2009 for having the mine with the most employee hours worked without experiencing a lost-time injury.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the disclosure of certain information relating to citations or orders for violations of standards under the U.S. Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The following disclosures respond to that legislation. While we believe the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that any rulemaking by the SEC will require disclosures to be presented in a form that differs from the following.

Whenever MSHA believes that a violation of the Mine Act, any health or safety standard, or any regulation has occurred, it may issue a citation which describes the violation and fixes a time within which the operator must abate the violation. In these situations, MSHA typically proposes a civil penalty, or fine, as a result of the violation, that the operator is ordered to pay. In evaluating the below information regarding mine safety and health, investors should take into account factors such as: (a) the number of citations and orders will vary depending on the size of a coal mine, (b) the number of citations issued will vary from inspector to inspector and mine to mine, and (c) citations and orders can be contested and appealed, and during that process are often reduced in severity and amount, and are sometimes dismissed.

Responding to the Dodd-Frank Act legislation, we report that, for the three months ended September 30, 2010, Sunoco Inc.’s operating subsidiaries received no written notice from MSHA of: (a) a flagrant violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act, or (c) the potential to have such a pattern. There were no mining-related fatalities during the three months ended September 30, 2010.

The following table presents the additional information for Sunoco that is required by the Dodd-Frank Act for each mine during the three months ended September 30, 2010. The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system and/or other factors. All section references in the table refer to provisions of the Mine Act.

Alleged Citations, Orders and Violations and

Proposed Assessments and Legal Proceedings by Mine1

Mine Identification Number	Mine Name	Section 104 Significant and Substantial Citations [2]	Section 104(b) Orders[3]	Section 104(d) Citations and Orders[4]	Section 110(b)(2) Violations[5]	Section 107(a) Orders[6]	Total Proposed Assessments (in thousands of dollars) [7]	Legal Proceedings[8]
4406499	Dominion 7	12	—	2	—	—	$46.7	46
4406718	Dominion 26	30	—	—	—	—	32.0	5
4406748	Dominion 30	28	—	—	—	—	36.6	7
4406759	Dominion 36	28	—	—	—	—	28.7	8
4406839	Dominion 34	4	—	—	—	—	6.9	1
4407220	Dominion 44	14	—	—	—	—	2.6	—
4400649	Preparation Plant 2	1	—	—	—	—	—	—
4407058	Heavy Equipment Shop	—	—	—	—	—	—	—
4406716	Central Shop	—	—	—	—	—	—	—

	Total	117	—	2	—	—	$153.5	67

[1]

The foregoing chart does not include the following: (i) facilities which have been idle or closed unless they received a citation or order issued by MSHA, (ii) permitted mining sites where we have not begun operations, or (iii) mines that are operated on our behalf by contractors who hold the MSHA numbers and have the MSHA liabilities.

[2]	Alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
[3]	Alleged failures to totally abate a citation within the period of time specified in the citation.
[4]	Alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.
[5]	Alleged flagrant violations issued.
[6]	Alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated.
[7]	Amounts shown include assessments proposed during the three months ended September 30, 2010, on the citations and orders reflected in this table.
[8]

Pending legal proceedings before the Federal Mine Safety and Health Review Commission (“Commission”) as of September 30, 2010. The Commission has jurisdiction to hear not only challenges to citations, orders, and penalties but also certain complaints by miners. Each legal action is assigned a docket number by the Commission and may have as its subject matter one or more citations, orders, penalties, or complaints.

Item 6.	Exhibits

10.1	Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.3	Offer Letter with Frederick A. Henderson, dated September 2, 2010.

10.4	Letter Agreement with Michael J. Thomson, dated September 2, 2010.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Sunoco, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010, filed with the Securities and Exchange Commission on November 4, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

Sunoco, Inc.

Investor Relations

1735 Market Street

Philadelphia, PA 19103-7583

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO, INC.

By:	/s/ JOSEPH P. KROTT
Joseph P. Krott Comptroller (Principal Accounting Officer)

Date: November 4, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.3	Offer Letter with Frederick A. Henderson, dated September 2, 2010.

10.4	Letter Agreement with Michael J. Thomson, dated September 2, 2010.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Sunoco, Inc.’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010, filed with the Securities and Exchange Commission on November 4, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.