Form 10-K
period 2010-12-31
SUNOCO INC
filed 2011-02-28
CIK 95304

2010

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-6841

SUNOCO, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1743282
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Market Street, Suite 1500, Philadelphia, PA	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 977-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange
Convertible Subordinated Debentures 6 3/4%, Due June 15, 2012	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2010, the aggregate market value of voting stock held by non-affiliates was $4,185 million.

At January 31, 2011, there were 120,621,894 shares of Common Stock, $1 par value, outstanding.

Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2010, are incorporated by reference in Part III of this Form 10-K.

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

General

Sunoco, Inc.* was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1818 Market Street, Suite 1500, Philadelphia, PA 19103. Its telephone number is (215) 977-3000 and its internet website is www.SunocoInc.com. The Company makes available free of charge on its website all materials that it files electronically with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

The Company, through its subsidiaries, is principally a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s petroleum refining and marketing operations include the manufacturing and marketing of a full range of petroleum products, including fuels and some petrochemicals. The petroleum refining and marketing, logistics and chemicals operations are conducted principally in the eastern half of the United States. Sunoco’s cokemaking operations currently are conducted in Virginia, Indiana, Ohio, Illinois and Vitória, Brazil.

The Company’s operations are organized into five business segments (Refining and Supply, Retail Marketing, Logistics, Chemicals and Coke) plus a holding company and a professional services group. Sunoco, Inc., the holding company, is a non-operating parent company which includes certain corporate officers. The professional services group consists of a number of staff functions, including: finance; legal and risk management; procurement and supply chain; human resources; information systems; health, environment and safety; transaction processing; and government and public affairs. Costs incurred by the professional services group to provide these services are allocated to the five business segments and the holding company. This discussion of the Company’s business and properties reflects this organizational structure at December 31, 2010. For additional information regarding these business units, see Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the business segment information presented in Note 19 to the Consolidated Financial Statements (Item 8). During the second quarter of 2010, Sunoco’s Board of Directors authorized a plan to separate SunCoke Energy from the remainder of Sunoco as part of a strategy designed to unlock shareholder value. Sunoco’s Board and management believe that a separation of SunCoke Energy from the remainder of Sunoco should enable Sunoco to pursue a more focused strategic plan, invest in growth opportunities with an emphasis on retail marketing and logistics and further strengthen its balance sheet. This should permit the Company to enhance its competitive profile while becoming the premier provider of transportation fuels in its markets. Through a separation from Sunoco, SunCoke Energy will be better positioned to serve its customers, the world’s leading steel manufacturers, while also focusing on achieving its global growth potential. The separation of SunCoke Energy from Sunoco is expected to be completed through a two-step process.

Sunoco owns and operates three refineries which are located in Marcus Hook, PA, Philadelphia, PA, and Toledo, OH. These refineries produce principally fuels and commodity petrochemicals. In December 2010, Sunoco entered into an agreement to sell its Toledo refinery which is expected to permit the Company to direct

*	In this report, the terms “Company” and “Sunoco” are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships.

resources and management focus toward growing Sunoco’s retail marketing and logistics businesses. The sale is expected to close in the first quarter of 2011. In the fourth quarter of 2009, Sunoco permanently shut down all process units at its refinery in Westville, NJ (also known as Eagle Point) in response to weak demand and increased global refining capacity. In addition, in the second quarter of 2009, Sunoco sold its refinery located in Tulsa, OK that primarily produced lubricants (see “Refining and Supply” below).

Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise through a network of 4,921 retail outlets in 23 states primarily on the East Coast and in the Midwest United States (see “Retail Marketing” below).

Sunoco owns, principally through Sunoco Logistics Partners L.P. (a master limited partnership) (the “Partnership”), a geographically diverse and complementary group of pipelines and terminal facilities which transport, terminal and store refined products and crude oil. Sunoco has a 31 percent interest in the Partnership, which includes a 2 percent general partnership interest (see “Logistics” below).

Sunoco owns and operates facilities in Philadelphia, PA and Haverhill, OH, which produce phenol and acetone. In March 2010, Sunoco sold its polypropylene chemicals business with facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA (see “Chemicals” below).

Sunoco, through SunCoke Energy, Inc. and its affiliates (individually and collectively, “SunCoke Energy”), makes high-quality, blast-furnace coke at its facilities in Vansant, VA (Jewell), East Chicago, IN (Indiana Harbor), Franklin Furnace, OH (Haverhill) and Granite City, IL (Gateway) and produces metallurgical coal from mines in Virginia and West Virginia primarily for use at the Jewell cokemaking facility. SunCoke Energy is also the operator and has an equity interest in a facility in Vitória, Brazil (Vitória). Construction is underway for a cokemaking facility and associated cogeneration power plant to be built, owned and operated by Sunoco in Middletown, OH, which is expected to be completed in the second half of 2011.

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

In December 2010, Sunoco entered into an agreement to sell its Toledo refinery and related crude and refined product inventories. The purchase price for the refinery is $400 million consisting of $200 million in cash and a $200 million note due two years after closing. The purchase price of the inventory will be based upon market prices near the time of closing. The purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. The transaction is subject to customary closing conditions, and is expected to be completed in the first quarter of 2011. The sale of the refinery is expected to permit the Company to direct resources and management focus toward growing Sunoco’s retail marketing and logistics businesses. Sunoco does not expect a material impact on its 2011 net income as a result of the closing of this transaction. At December 31, 2010, the Toledo refinery and its related assets have been classified as held for sale in the consolidated balance sheet. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

In the fourth quarter of 2009, Sunoco permanently shut down all process units at the Eagle Point refinery due to weak demand and increased global refining capacity. As part of this decision, the Company shifted production from the Eagle Point refinery to the Marcus Hook and Philadelphia refineries which are now operating at higher capacity utilization. Approximately 380 employees were terminated in connection with the shutdown. All processing units ceased production in early November 2009. In connection with this decision, Sunoco recorded a $284 million after-tax provision in the second half of 2009 to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs. In 2010, Sunoco recorded an additional $34 million after-tax provision primarily for additional asset write-downs and contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations. These charges are reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

In December 2008, Sunoco announced its intention to sell its Tulsa refinery or convert it to a terminal. In connection with this decision, during 2008, Sunoco recorded a $95 million after-tax provision to write down the affected assets to their estimated fair values. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. Sunoco recognized a $41 million net after-tax gain on divestment of this business. The charge recorded in 2008 and the gain on divestment are reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. As a result of the sale, the Tulsa refinery has been classified as a discontinued operation for all periods presented in the Consolidated Financial Statements included in Item 8.

The following table sets forth information concerning the Company’s refinery operations (excluding Tulsa) over the last three years (in thousands of barrels daily and percentages):

	2010	2009	2008
Crude Unit Capacity at December 31*	675.0	675.0	825.0
Crude Inputs as Percent of Crude Unit Rated Capacity	87%	78%	86%
Conversion Capacity at December 31**	343.0	343.0	398.0
Conversion Capacity Utilized	87%	79%	87%
Throughputs:
Crude Oil	588.8	625.4	706.5
Other Feedstocks	56.4	70.8	84.8

Total Throughputs	645.2	696.2	791.3

Products Manufactured:
Gasoline	337.0	357.9	382.9
Middle Distillates	230.6	225.3	285.4
Residual Fuel	34.6	59.2	56.4
Petrochemicals	23.4	27.3	34.5
Other	48.5	54.7	64.4

Total Production	674.1	724.4	823.6
Less Production Used as Fuel in Refinery Operations	31.3	34.5	38.0

Total Production Available for Sale	642.8	689.9	785.6

*	Reflects a 150 thousand barrels-per-day reduction in November 2009 attributable to the shutdown of the Eagle Point refinery.
**

Represents capacity to upgrade lower-value, heavier petroleum products into higher-value, lighter products. Reflects a 55 thousand barrels-per-day reduction in November 2009 attributable to the shutdown of the Eagle Point refinery.

Sunoco meets all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without material disruption. Most of the crude oil processed at Sunoco’s refineries is light-sweet crude oil. The Company believes that ample supplies of light-sweet crude oil will continue to be available. The Company also processes limited amounts of discounted high-acid sweet crude oils in its Northeast refineries. During 2010, 2009 and 2008, approximately 44, 61 and 71 thousand barrels per day, respectively, of such crude oils were processed.

The Philadelphia and Marcus Hook refineries process crude oils supplied from foreign sources, while the Toledo refinery processes primarily domestic and Canadian crude oils and some crude oils which are supplied from other foreign sources. The foreign crude oil processed at the Company’s Northeast refineries is delivered utilizing ocean-going tankers and coastal distribution tankers and barges that are owned and operated by third parties. Approximately 20 percent of the Company’s ocean-going tanker marine transportation requirements pertaining to its crude supply in the Northeast are met through time charters. Time charter leases for the various marine transportation vessels typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates and generally contain terms of between one to four years with renewal and sub-lease options. The cost of the remaining marine transportation requirements reflects spot-market rates.

Approximately 60 percent of Sunoco’s crude oil supply for its Philadelphia and Marcus Hook refineries during 2010 came from Nigeria. Some of the crude oil producing areas of this West African country have experienced political and ethnic violence as well as labor disruptions in recent years, which has resulted in the shutdown of a small portion of total Nigerian crude oil production during that time. The lost crude oil production in Nigeria did not have a material impact on Sunoco’s operations. From time to time, Sunoco has used other sweet crude oil alternatives in addition to the Nigerian grades. The Company believes these other sources of light-sweet crude oil will continue to be available in the event it elects to continue to diversify its crude oil slate for economic reasons or in the event it is unable to obtain crude oil from Nigeria in the future.

The following table sets forth information concerning the source of the Company’s crude oil purchases for its Marcus Hook, Philadelphia, Eagle Point and Toledo refineries (in thousands of barrels daily):

	2010	2009	2008
Crude Oil Source:
West Africa	385.1	365.5	434.6
Domestic	76.9	53.3	62.1
Canada	67.0	71.7	75.0
Central Asia	46.7	85.9	71.8
North Sea	5.6	31.7	7.6
South and Central America	4.0	12.5	31.8
Australia	—	—	5.4
“Lubes-Extracted” Gasoil/Naphtha Intermediate Feedstock	2.4	8.4	12.8

	587.7	629.0	701.1

Refining and Supply sells fuels through wholesale and industrial channels principally in the Northeast and upper Midwest and sells petrochemicals on a worldwide basis. The following table sets forth Refining and Supply’s refined product sales (excluding those from the Tulsa refinery) (in thousands of barrels daily):

	2010	2009	2008
To Unaffiliated Customers:
Gasoline	139.0	147.6	186.4
Middle Distillates	226.8	223.5	269.2
Residual Fuel	39.7	69.5	65.4
Petrochemicals	12.1	7.3	12.5
Other	22.6	24.2	31.3

	440.2	472.1	564.8
To Affiliates*	333.8	341.8	348.5

	774.0	813.9	913.3

*	Includes gasoline and middle distillate sales to Retail Marketing and benzene, cumene and propylene sales to Chemicals.

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

During the 2008-2009 period, Refining and Supply had capital outlays of approximately $370 million to essentially complete projects at its Philadelphia and Toledo refineries under a 2005 Consent Decree, which settled certain alleged violations under the Clean Air Act. Additional capital outlays totaling approximately $150-$200 million related to projects at the Marcus Hook refinery are currently required to be made under the 2005 Consent Decree prior to June 30, 2013. The Company is currently discussing a potential extension of the required timeframe to provide additional time to explore options that will lower the cost of the total project in return for emission reductions at Marcus Hook and other Sunoco facilities.

The Refining and Supply capital spending for the 2008-2009 period also included a project at the Philadelphia refinery to reconfigure a previously idled hydrocracking unit to enable desulfurization of diesel fuel. This project, which was completed in 2009 at a cost of approximately $200 million, increased the facility’s ultra-low-sulfur diesel fuel production capability by 45 thousand barrels per day by upgrading current production of 35 thousand barrels per day of temporary compliance order diesel fuel (TCO) and 10 thousand barrels per day of heating oil.

Refining and Supply carried out an alkylation process improvement project at its Philadelphia refinery’s HF alkylation unit. The project involved the incorporation of ReVAP™ technology which required substantial improvements and modifications to the alkylation unit and supporting utility systems. The project was completed during 2010 at a cost of approximately $95 million.

In connection with the sale of its polypropylene business to Braskem S.A. (“Braskem”), Sunoco entered into a ten-year agreement to supply polymer-grade propylene to Braskem’s Marcus Hook polypropylene plant. At the end of the ten-year term, this agreement may be renewed annually unless cancelled by either party. Under the agreement, Sunoco is required to supply Braskem with a minimum of 380 million pounds of polymer-grade propylene annually at a market-related price. Both Sunoco and Braskem are subject to liquidating damages which decline over the term of the agreement if either terminates the agreement prior to its expiration. In the event of a termination by the other party, Sunoco would have an option to buy Braskem’s Marcus Hook polypropylene plant or Braskem would have an option to purchase Sunoco’s propylene splitter at its Marcus Hook refinery. Sunoco also entered into a propylene tolling and handling agreement with Braskem under which Sunoco will receive a fee to process Braskem’s refinery grade propylene and ethylene to produce polymer-grade propylene. The tolling and handling agreement does not have any minimum volume tolling requirements. Sunoco will purchase all of the propane output from this process at a market-related price. The term of the tolling agreement is concurrent with the supply agreement.

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

In January 2011, Sunoco reached an agreement to begin operating the nine fuel stations at service plazas along the Garden State Parkway. The six-year agreement begins in January 2011 and runs through December 2016. Sunoco also announced an extension on the two fuel stations along the Palisades Parkway, also in New Jersey, through December 2015.

In December 2010, Sunoco acquired 25 retail locations consisting of assets located in the Buffalo, Syracuse, Albany, and Rochester markets of central and northern New York for $25 million including inventory and was selected by the Ohio Turnpike Commission to operate the fuel stations at the 16 service plazas along the Ohio Turnpike under an initial lease agreement from 2012 through 2016 with renewals available through 2026.

The following table sets forth Sunoco’s retail gasoline outlets at December 31, 2010, 2009 and 2008:

	2010	2009	2008
Direct Outlets:
Company-Owned or Leased:
Company Operated:
Traditional	51	49	75
APlus® Convenience Stores	337	346	451

	388	395	526

Dealer Operated:
Traditional	150	160	199
APlus® Convenience Stores	229	223	230
Ultra Service Centers®	103	112	122

	482	495	551

Total Company-Owned or Leased*	870	890	1,077
Dealer Owned**	507	509	578

Total Direct Outlets	1,377	1,399	1,655
Distributor Outlets	3,544	3,312	3,065

	4,921	4,711	4,720

*	Gasoline and diesel throughput per Company-owned or leased outlet averaged 156, 151 and 147 thousand gallons per month during 2010, 2009 and 2008, respectively.
**	Primarily traditional outlets.

Retail Marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

Direct outlets may be operated by Sunoco or by an independent dealer, and are sites at which fuel products are delivered directly to the site by Sunoco trucks or by contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell almost exclusively fuel products under the Sunoco® and Coastal® brands or may include APlus® convenience stores or Ultra Service Centers® that provide automotive diagnostics and repair. Included among Retail Marketing’s outlets at December 31, 2010 were 52 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York, Maryland and Delaware. Of these outlets, 36 were Company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

Distributor outlets are sites in which the distributor takes delivery of fuel products at a terminal where branded products are available. Sunoco does not own, lease or operate these locations. During 2010, Sunoco entered into agreements with nine new distributors adding more than 100 sites to its portfolio of distributor outlets.

During the 2008-2010 period, Sunoco generated $187 million of divestment proceeds related to the sale of 262 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business.

Branded fuels sales (including middle distillates) averaged 321.6 thousand barrels per day in 2010 compared to 321.2 thousand barrels per day in 2009 and 325.1 thousand barrels per day in 2008.

The Sunoco® brand is positioned as a premium brand. Brand improvements in recent years have focused on physical image, customer service and product offerings. In addition, Sunoco believes its brands and high performance gasoline business have benefited from its sponsorship agreement with NASCAR® that continues until 2019. Under this agreement, Sunoco® is the Official Fuel of NASCAR® and APlus® is the Official Convenience Store of NASCAR®. Sunoco has exclusive rights to use certain NASCAR® trademarks to advertise and promote Sunoco products and is the exclusive fuel supplier for the three major NASCAR® racing series. In 2010, Sunoco signed an agreement to become the Official Fuel of the Indy Racing League for the 2011 through 2014 seasons.

Sunoco’s APlus® convenience stores are located principally in Florida, New York and Pennsylvania. These stores supplement sales of fuel products with a broad mix of merchandise such as groceries, fast foods, beverages and tobacco products. The following table sets forth information concerning Sunoco’s APlus® convenience stores:

	2010	2009	2008
Number of Stores* (at December 31)	602	604	719
Merchandise Sales (Thousands of Dollars/Store/Month)	$96	$90	$83
Merchandise Margin (Company Operated) (% of Sales)	27%	28%	27%

*	Includes 36, 35 and 38 dealer owned sites at December 31, 2010, 2009 and 2008, respectively.

During 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million and recognized a $26 million after-tax gain in connection with the transaction. This gain is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

Logistics

The Logistics business, which is conducted through Sunoco Logistics Partners L.P., operates refined product and crude oil pipelines and terminals and conducts crude oil and refined products acquisition and marketing activities primarily in the Northeast, Midwest and Southwest regions of the United States. The Logistics business also has an ownership interest in several refined product and crude oil pipeline joint ventures.

In 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating approximately $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 40 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which have provided Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. Sunoco received approximately 56 percent of the Partnership’s cash distributions during 2009 and 2008 attributable to its limited and general partnership interests and its incentive distribution rights. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights which was financed by the Partnership’s issuance of $500 million of long-term debt, consisting of $250 million of 5.50 percent notes due in 2020 and $250 million of 6.85 percent notes due in 2040. In February 2010, Sunoco also sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which further reduced its interest in the Partnership to 33 percent. In August 2010, the Partnership issued 2.01 million limited partnership units in a public offering, generating $144 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership decreased to 31 percent. As a result of these transactions, Sunoco’s share of Partnership distributions is expected to be approximately 46 percent at the Partnership’s current quarterly cash distribution rate.

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

Refined product pipeline operations, located primarily in the Northeast, Midwest and Southwest United States, transport gasoline, jet fuel, diesel fuel, home heating oil and other products for Sunoco’s other businesses and for third-party integrated petroleum companies, independent refiners, independent marketers and distributors. Crude oil pipeline operations, located in Texas, Oklahoma and Michigan, transport foreign crude oil received at the Partnership’s Nederland, TX and Marysville, MI terminals and crude oil produced primarily in Oklahoma and Texas to refiners or to local trade points.

In July 2010, the Partnership acquired a butane blending business from Texon L.P. for $152 million including inventory. The acquisition includes patented technology for blending butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. Also in July 2010, the Partnership increased its ownership interest in a pipeline joint venture for $6 million.

The Partnership exercised its rights to acquire additional ownership interests in Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“WTG”) for a total of $85 million during the third quarter of 2010, increasing its ownership interests in Mid-Valley and WTG to 91 and 60 percent, respectively. As the Partnership now has a controlling financial interest in both Mid-Valley and WTG, the joint ventures are now both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. Sunoco also recognized a $37 million after-tax gain attributable to Sunoco, Inc. shareholders from the remeasurement of its pre-acquisition equity interests in Mid-Valley and WTG to fair value upon consolidation. These gains are shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

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

At December 31, 2010, the Partnership owned and operated approximately 5,400 miles of crude oil pipelines and approximately 2,200 miles of refined product pipelines. In 2010, crude oil and refined product shipments on these pipelines totaled 23.3 and 18.5 billion barrel miles, respectively, as compared to 21.4 and 21.1 billion barrel miles in 2009 and 24.5 and 17.2 billion barrel miles in 2008. These amounts represent 100 percent of the pipeline shipments of these pipelines.

Product terminalling operations include 42 active terminals in the Northeast, Midwest and Southwest United States that receive refined products from pipelines and distribute them to Sunoco and to third parties, who in turn make deliveries to end-users such as retail outlets. Certain product terminals also provide ethanol blending and other product additive services. During 2010, 2009 and 2008, throughput at these product terminals totaled 488, 462 and 436 thousand barrels daily, respectively. Terminalling operations also include an LPG terminal near Detroit, MI, a crude oil terminal complex adjacent to Sunoco’s Philadelphia refinery and a refined products terminal adjacent to Sunoco’s Marcus Hook refinery. During 2010, 2009 and 2008, throughput at these other terminals totaled 465, 591 and 653 thousand barrels daily, respectively.

The Partnership’s Nederland, TX terminal provides approximately 20 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local, south central and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for U.S. government purchases for and sales from certain Strategic Petroleum Reserve storage facilities. During 2010, 2009 and 2008, throughput at the Nederland terminal totaled 728, 597 and 526 thousand barrels daily, respectively. During 2009, the Partnership completed its construction of new crude oil storage tanks, four of which were placed into service in 2007, three in 2008 and four in 2009. The Partnership also completed construction of a crude oil pipeline from the Nederland terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery and three related storage tanks with a combined capacity of 2.0 million barrels in 2009 at a total cost of $94 million.

The Partnership’s crude oil pipeline operations in the Southwest United States are complemented by crude oil acquisition and marketing operations. During 2010, 2009 and 2008, approximately 189, 181 and 177 thousand barrels daily, respectively, of crude oil were purchased (including exchanges) from third-party leases and approximately 449, 411 and 402 thousand barrels daily, respectively, were purchased in bulk or other exchange transactions. Purchased crude oil is delivered to various trunk pipelines either directly from the wellhead through gathering pipelines or utilizing the Partnership’s fleet of trucks or third-party trucking operations.

Sunoco has agreements with the Partnership which establish fees for administrative services provided by Sunoco to the Partnership and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

Chemicals

The Chemicals business manufactures, distributes and markets commodity and intermediate petrochemicals. As of March 31, 2010 (see below), the chemicals consist of aromatic derivatives including phenol, acetone, bisphenol-A, and other phenol derivatives. Phenol and acetone are produced at facilities in Philadelphia, PA and Haverhill, OH. (See “Refining and Supply” for a discussion of the commodity petrochemicals produced by Refining and Supply at the Marcus Hook, Philadelphia and Toledo refineries.)

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

In March 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem S.A. (“Braskem”). The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. Cash proceeds from this divestment of $348 million were received in the second quarter of 2010. Sunoco recognized a net loss of $44 million after tax related to the divestment. The loss is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco retained its phenol and derivatives business. As a result of the sale, the polypropylene chemicals business has been classified as a discontinued operation for all periods presented in the Consolidated Financial Statements included in Item 8.

During March 2009, the Bayport, TX polypropylene plant was permanently shut down because it had become uneconomic to operate and in 2008 it was also determined that the goodwill related to its polypropylene business no longer had value. In connection therewith, in 2009, the Company recorded a $4 million after-tax accrual for a take-or-pay contract loss, employee terminations and other exit costs in connection with the shutdown of the Bayport facility and, in 2008, recorded a $54 million after-tax provision to write down the affected Bayport assets to estimated fair value and to write off the remaining polypropylene business goodwill. These items are included as part of the Asset Write-Downs and Other Matters for discontinued polypropylene operations reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

As a result of the sale to Braskem, the polypropylene business (including Bayport) has been classified as a discontinued operation for all periods presented in the Consolidated Financial Statements included in Item 8.

The following table sets forth information concerning petrochemicals production by the Chemicals business (excluding polypropylene operations) (in millions of pounds):

	Capacity at December 31, 2010	Production
		2010	2009	2008
Phenol	1,775	1,327	1,042	1,379
Acetone	1,083	819	642	852
Bisphenol-A	240	210	184	219
Other Phenol Derivatives	120	63	47	62

Total Production	3,218	2,419	1,915	2,512

Less: Production Used as Feedstocks*		238	207	246

Total Production Available for Sale		2,181	1,708	2,266

*	Includes phenol and acetone (used in the manufacture of bisphenol-A).

Petrochemical products produced by the Chemicals business are distributed and sold on a worldwide basis with most of the sales made to customers in the United States. Excluding polypropylene operations, Chemicals had sales of petrochemicals to third parties amounting to 2,152, 1,774 and 2,274 million pounds in 2010, 2009 and 2008, respectively.

Long-term phenol contract sales to Honeywell are used in nylon production. Other phenol contract sales are to large manufacturers of resins and adhesives primarily for use in building products. Large contract sales of acetone are to major customers who manufacture polymers. Other sales of acetone are made to smaller customers for use in inks, paints, varnishes and adhesives. Bisphenol-A is sold to manufacturers of epoxy resins and polycarbonates.

Coke

SunCoke Energy, Inc., through its affiliates (individually and collectively, “SunCoke Energy”), owns and operates metallurgical coke plants located in Vansant, VA (Jewell), East Chicago, IN (Indiana Harbor), Franklin Furnace, OH (Haverhill) and Granite City, IL (Gateway) and metallurgical coal mines located in Virginia and

West Virginia. SunCoke Energy is also the operator of a metallurgical coke plant in Vitória, Brazil (Vitória). An agreement has been entered into for a cokemaking facility and associated cogeneration power plant to be built, owned and operated by SunCoke Energy in Middletown, OH (Middletown).

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc., based in Honaker, VA, for approximately $40 million including working capital. Coal reserve estimates for this acquisition total approximately 21 million tons, and the assets acquired include two active underground mines and one active surface and high wall mine currently producing 250,000-300,000 tons of coal annually. Current production volumes are contracted for sale through 2011.

In the second quarter of 2010, Sunoco’s Board of Directors authorized a plan to separate Sunoco’s metallurgical cokemaking business, which is managed by SunCoke Energy, from the remainder of Sunoco. Through a separation from Sunoco, SunCoke Energy will be better positioned to serve its customers, the world’s leading steel manufacturers, while also focusing on achieving its global growth potential. As a leading independent coke producer in North America, SunCoke Energy’s customer relationships, modern cokemaking assets and a leading proprietary technology should enable it to pursue these opportunities. The separation will also provide SunCoke Energy independent access to capital markets to finance new domestic and international projects. The separation is expected to be completed through a two-step process.

Aggregate coke production capacity from the plants in the United States approximates 3.67 million tons per year, while production capacity from the Vitória facility approximates 1.7 million tons per year. The Jewell plant can produce approximately 720 thousand tons per year, the Indiana Harbor plant can produce approximately 1.22 million tons per year, the Haverhill plant can produce approximately 1.1 million tons per year and the Gateway plant can produce approximately 650 thousand tons per year. In addition, the Indiana Harbor plant produces heat as a by-product of SunCoke Energy’s proprietary process that is used by a third party to produce electricity; the Haverhill facility produces steam that is sold to Sunoco’s Chemicals business and electricity from its associated cogeneration power plant for sale in the regional power market; and the Gateway facility produces steam that is sold to a third party. These coke plants use a technology with several proprietary features.

Third-party investors in the Indiana Harbor cokemaking operations are currently entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

The following table sets forth information concerning cokemaking and coal mining operations:

	2010	2009	2008
Production (Thousands of Tons):
Coke:
United States	3,593	2,868	2,626
Brazil	1,636	1,263	1,581
Metallurgical Coal	1,104	1,134	1,179

In 2010, 82 percent of SunCoke Energy’s metallurgical coal production was converted into coke at the Jewell plant and 18 percent was converted into coke at the Indiana Harbor, Haverhill and Gateway plants.

In April 2010, SunCoke Energy commenced a project to expand its coal production by approximately 500,000 tons per year to an annualized rate of approximately two million tons by late 2012 (including production from its Harold Keene Coal Co., Inc. acquisition). Capital outlays for this project are expected to total approximately $25 million.

In late 2009, SunCoke Energy engaged a leading mining engineering firm to conduct a new and comprehensive study to establish its metallurgical coal reserve base. The firm is continuing its work and has provided a preliminary report which indicates that proven and probable metallurgical coal reserves were not less than 85 million tons at December 31, 2010. Proven and probable metallurgical coal reserves total at least 106 million tons after completion of the Harold Keene acquisition in January 2011. A final estimate of total proven and probable reserves is expected sometime during the first half of 2011.

Most of the metallurgical coal used to produce coke at the Indiana Harbor, Haverhill and Gateway cokemaking operations is purchased from third parties. Sunoco believes there is an ample supply of metallurgical coal available, and it has been able to supply these facilities without any significant disruption in coke production.

Substantially all of the production from the Indiana Harbor and Jewell plants and approximately 50 percent of the production from the Haverhill plant are sold pursuant to long-term contracts with affiliates of ArcelorMittal. The balance of coke produced at the Haverhill plant is sold to AK Steel and the coke produced at the Gateway plant is sold to US Steel, each under long-term contracts. In addition, the technology and operating fees, as well as preferred dividends pertaining to the Brazilian cokemaking operation are payable to SunCoke Energy under long-term contracts with a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder. There has been no indication that ArcelorMittal, AK Steel or US Steel will not purchase coke from SunCoke Energy in accordance with their respective agreements. However, in the event of nonperformance, SunCoke Energy’s results of operations and cash flows would be adversely affected.

Production from the Indiana Harbor plant is sold and delivered to ArcelorMittal’s Indiana Harbor Works steel plant, which is adjacent to the Indiana Harbor coke plant. The coke purchase agreement requires SunCoke Energy to provide ArcelorMittal with 1.22 million tons of coke annually on a take-or-pay basis. Indiana Harbor also supplies the hot exhaust gas produced at the plant to a contiguous cogeneration plant operated by an independent power producer for use in the generation of steam and electricity. In exchange, the independent power producer reduces the sulfur and particulate content of that hot exhaust gas to acceptable emission levels. The coke price under the coke agreement at Indiana Harbor reflects the pass through of coal and transportation costs, an operating cost component, and all applicable taxes (excluding net income taxes), as well as a fixed cost component.

SunCoke Energy is also supplying ArcelorMittal with substantially all of the coke production from the Jewell operation up to 710 thousand tons annually. Prior to the restructuring of this contract (see below), the term of that agreement ran through September 2020 (concurrent with the term of the Haverhill agreement with ArcelorMittal). Under the agreement, coke was being supplied on a take-or-pay basis through October 2012, and thereafter was to be adjusted annually and based upon the projected annual coke requirements of ArcelorMittal above certain fixed thresholds.

Coke production at Jewell through 2007 was sold at fixed prices that escalated semiannually. Beginning in January 2008, the price of coke produced at Jewell changed to an amount equal to the sum of (i) the cost of delivered coal to the Haverhill facility increased by the application of a fixed adjustment factor, (ii) actual transportation costs, (iii) an operating cost component indexed for inflation, (iv) a fixed fee component, and (v) applicable taxes (except for property and net income taxes).

SunCoke Energy is supplying approximately 550 thousand tons per year of coke from its Haverhill plant to affiliates of ArcelorMittal. Prior to the restructuring of this contract (see below), coke was being supplied to affiliates of ArcelorMittal on a take-or-pay basis through September 2012, and thereafter was to be adjusted annually and based upon the projected annual coke requirements of ArcelorMittal above certain fixed thresholds through October 2020. The coke price under the coke agreement at Haverhill with affiliates of ArcelorMittal reflects the pass through of coal and transportation costs, all applicable taxes (excluding property and net income taxes), and coke transportation costs, as well as an operating cost component and fixed cost component. ArcelorMittal is entitled to receive under the Haverhill agreement, as a credit to the price of coke, an amount representing a percentage of the realized value of certain applicable nonconventional fuels tax credits, to the extent such credits are available.

Beginning in July 2009, ArcelorMittal initiated legal proceedings challenging the prices charged to ArcelorMittal under the Jewell coke purchase agreement. In August 2010, ArcelorMittal presented SunCoke Energy with additional bases for challenging the prices charged for coke produced at the Jewell facility as well as its Haverhill facility and also presented its notice of intent to arbitrate outstanding issues relating to the Indiana

Harbor facility, including, among other things, the prices charged for coke produced at that facility. SunCoke Energy and ArcelorMittal participated in court ordered mediation in January 2011 which resulted in a commercial resolution of these issues. The parties agreed to amend the Jewell and Haverhill coke supply agreements effective January 1, 2011 to eliminate the fixed coal cost adjustment factor in the Jewell agreement and increase the operating cost and fixed fee components payable to SunCoke Energy under both agreements. The parties also agreed that volume under both contracts will remain take-or-pay through the end of the contracts in December 2020 rather than converting to “requirements” in the fourth quarter of 2012. This extension provides SunCoke a guaranteed outlet for this coke production through 2020. In February 2011, ArcelorMittal and SunCoke Energy also entered into a confidential settlement to resolve the Indiana Harbor arbitration claims. This settlement will not significantly impact SunCoke Energy’s future income from the Indiana Harbor operations.

In February 2007, SunCoke Energy entered into coke purchase agreements with two affiliates of OAO Severstal under which SunCoke Energy would build, own and operate an expansion of the Haverhill plant (that would double its cokemaking capacity to 1.1 million tons of coke per year) and the addition of a cogeneration power plant. Operations from the expansion of this cokemaking facility commenced in July 2008 with the expansion essentially completed in the second quarter of 2009. Capital outlays for the project totaled $269 million. In connection with the coke purchase agreements, the affiliates of OAO Severstal agreed to purchase on a take-or-pay basis, over a 15-year period, 550 thousand tons per year of coke from the cokemaking facility. In August 2009, SunCoke Energy entered into a 12-year coke purchase agreement and companion energy sales agreement with AK Steel, which replaced the take-or-pay contract with the affiliates of OAO Severstal effective September 1, 2009 and January 1, 2010, respectively. Under the new agreements, beginning January 1, 2010, AK Steel is required to purchase all 550 thousand tons of coke per year from this facility (AK Steel had a limited purchase obligation of 13.5 thousand tons of coke for 2009). In addition, under the energy sales agreement, AK Steel is obligated to purchase 50 percent of the electricity produced at the associated cogeneration power plant beginning in May 2010. These contracts are subject to early termination after November 2014 provided AK Steel has given at least two years notice of its intention to terminate and has met certain other conditions. In 2009 and 2010, coke was sold to AK Steel at a fixed price. Beginning January 1, 2011, the price of coke sold to AK Steel reflects the pass through of coal and transportation costs, an operating cost component and all applicable taxes (excluding net income taxes), as well as a fixed cost component. AK Steel is entitled to receive under the Haverhill agreement, as a credit to the price of coke, an amount representing a percentage of the realized value of certain applicable nonconventional fuels tax credits, to the extent such credits are available.

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

In February 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with US Steel under which SunCoke Energy would build, own and operate a 650 thousand tons-per-year cokemaking facility adjacent to US Steel’s steelmaking facility in Granite City, IL. Operations from this facility commenced in the fourth quarter of 2009. Capital outlays for the project totaled $320 million. Under the agreement, US Steel has agreed to purchase on a take-or-pay basis, over a 15-year period, all coke production as well as the steam generated from the heat recovery cokemaking process at this facility. The coke price under the coke agreement with US Steel reflects the pass through of coal and transportation costs, an operating cost component and all applicable taxes (excluding net income taxes), as well as a fixed cost component. US Steel is entitled to receive under the agreement, as a credit to the price of coke, an amount representing a percentage of the realized value of certain applicable nonconventional fuels tax credits, to the extent such credits are available.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy will build, own and operate the Middletown cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility. In February 2010, SunCoke Energy obtained the necessary permits to build and operate the plant, although some of them have been appealed. These facilities are expected to cost in aggregate approximately $415 million and be completed in the second half of 2011. The plant is expected to produce approximately 550 thousand tons of coke per year and, on average, 44 megawatts of power. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through December 31, 2010 totaled $253 million.

SunCoke Energy is currently conducting an engineering study to evaluate the expected physical life of the coke ovens at its Indiana Harbor operation. Some ovens and associated equipment are heaving and settling differentially as a result of the instability of the ground on which it was constructed. This differential movement has reduced production and required corrective action to certain ovens, ancillary equipment and structures. Higher maintenance costs are expected to continue as a result of this condition. SunCoke Energy has completed a capital project to improve the stability of certain boiler supports and the emission shed supports, which previously had been damaged as a result of such differential movement. In addition, an oven repair and maintenance program has been implemented to limit further deterioration to the ovens. The engineering study at Indiana Harbor is expected to be completed during the first quarter of 2011. At this time, the likely outcome of the study cannot be determined. Possible results include additional maintenance spending to continue operations at the current operating levels, a change in the useful life of all or part of the plant, or the impairment of one or more oven batteries which could be followed by capital spending to retain the current plant capacity.

The EPA has issued Notices of Violations (“NOVs”) to SunCoke Energy for the Haverhill, Indiana Harbor and Gateway cokemaking facilities. These NOVs stem from allegations of alleged violations of air emission operating permits for these facilities. At this time, the EPA has not issued a penalty demand associated with these NOVs and SunCoke Energy currently is working in a cooperative manner with the EPA to address the allegations. Settlement may also require payment of a penalty for alleged past violations, though the amount of any such penalty is currently unknown. SunCoke Energy has recently undertaken capital projects to improve reliability of the energy recovery systems and enhance environmental performance at its Haverhill and Gateway facilities. The projects will be carried out over the 2010-2012 period at an expected total cost of approximately $65 million. The final cost of the projects will be dependent upon discussions with regulators concerning compliance with the applicable environmental permits.

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

Sunoco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of the location of its refineries and retail network, which are well integrated with the distribution system owned by Sunoco Logistics Partners L.P., the master limited partnership that is 31 percent owned by Sunoco.

Logistics operations are very competitive. Generally, pipelines are the lowest cost method for long-haul, overland movement of refined products. Therefore, the most significant competitors for large volume shipments in the areas served by the Partnership’s pipelines are other pipelines. However, high capital requirements, environmental considerations and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in areas served by the Partnership’s pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. In addition, pipeline operations face competition from trucks that deliver product in a number of areas that the Partnership’s pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volume in many areas served by the Partnership’s pipelines. The Partnership’s refined product terminals compete with other independent terminals with respect to price, versatility and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations. Sunoco is not aware of any direct competition in the Partnership’s newly acquired butane blending business. The Partnership also faces competition among common carrier pipelines carrying crude oil. This competition is based primarily on transportation charges, access to crude oil supply and market demand. Similar to pipelines carrying refined products, the high capital costs deter competitors for the crude oil pipeline systems from building new pipelines. Crude oil purchasing and marketing activities’ competitive factors are price and contract flexibility, quantity and quality of services, and accessibility to end markets.

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

The metallurgical cokemaking business is also highly competitive. Most of the world’s coke production capacity is owned by integrated steel companies utilizing conventional chemical by-product coke oven technology. The international merchant coke market is largely supplied by Chinese producers. Current production from Sunoco’s cokemaking business is largely committed under long-term contracts; therefore, competition mainly impacts its ability to obtain new contracts supporting development of additional production capacity, both in the United States and internationally. The principal competitive factors affecting Sunoco’s cokemaking business include coke quality and price, technology, reliability of supply, proximity to market, access to metallurgical coals, and environmental performance. Competitors include by-product coke oven engineering and construction companies, other merchant coke producers and competitors that have developed and are attempting to develop non-recovery and heat-recovery cokemaking technology. Specifically, Chinese and Indian companies have successfully designed and built non-recovery and heat-recovery facilities in China and India for local steelmakers. Some of these design firms operate only on a local or regional basis while others, such as certain Chinese, German and Italian design companies, operate globally. There are also technologies being developed or in the process of commercialization that seek to produce carbonaceous substitutes for coke in the blast furnace or molten iron without a blast furnace (alternative ironmaking techniques). Sunoco monitors the development of competing technologies, and it is unclear to us at this time whether these technologies will be successful in commercialization. Sunoco believes it is well-positioned to compete with other coke producers since its proven industry-leading technology with many proprietary features allows Sunoco to construct cokemaking facilities that, when compared to other proven technologies, produce virtually no organic hazardous air pollutants, produce consistently high quality coke and produce ratable quantities of heat that can be utilized as industrial grade steam or converted into electrical power.

Employees

As of December 31, 2010, Sunoco had approximately 10,200 employees compared to approximately 11,200 employees as of December 31, 2009. The nine percent decline was primarily due to employee terminations, the impact of the ongoing Retail Portfolio Management program and the divestment of the polypropylene business. Approximately 4,000 of Sunoco’s employees as of December 31, 2010 were employed in Company-operated convenience stores and service stations and approximately 22 percent were covered by 37 collective bargaining agreements as of December 31, 2010 with various terms and dates of expiration.

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

Our profitability depends to a large extent upon the relationship between the price we pay for crude oil and other feedstocks, and the wholesale prices at which we sell our refined products and chemicals. The volatility of prices for crude oil and other feedstocks, refined products and chemicals, and the overall balance of supply and demand for these commodities, could have a significant impact on this relationship. Retail marketing margins also have been volatile, and vary with wholesale prices, the level of economic activity in our marketing areas and as a result of various logistical factors. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. In many cases, it is very difficult to increase refined product and chemical prices quickly enough to recover increases in the costs of products being sold. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flows.

We may experience significant changes in our results of operations due to planned or announced additions to refining capacity by our competitors, variations in the level of refined product imports into the United States, changes in product mix (including increasing usage of renewable biofuels) or competition in pricing. Demand for the refined products we manufacture also may be reduced due to a local or national recession, or other adverse economic conditions, resulting in lower spending by businesses and consumers on gasoline and diesel fuel. In addition, our profit margins may decline as a direct result of unpredictable factors in the global marketplace, many of which are beyond our control, including:

•

Cyclical nature of the businesses in which we operate: Refined product inventory levels and demand, crude oil price levels and availability and refinery utilization rates are all cyclical in nature. Historically, both the chemicals industry and the refining industry have experienced periods of actual or perceived inadequate capacity and tight supply, causing prices and profit margins to increase, and periods of actual or perceived excess capacity, resulting in oversupply and declining capacity utilization rates, prices and profit margins. The cyclical nature of these businesses results in volatile profits and cash flows over the business cycle. Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year.

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

•

Changes in transportation costs: We utilize the services of third parties to transport crude oil and refined products to and from our refineries. The cost of these services is significant and prevailing rates can be very volatile depending on market conditions. Increases in crude oil or refined product transportation rates could result in increased raw material costs or product distribution costs. Our operating results also may be affected by refined product and crude oil pipeline throughput capacities, and accidents or interruptions in transportation.

•

Impact of environmental and other regulations affecting the composition of gasoline and other refined products: Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, also have a significant impact on our activities. Federally mandated standards for use of renewable biofuels, such as ethanol and biodiesel in the production of refined products, are transforming traditional gasoline and diesel markets in North America. These regulatory mandates present production and logistical challenges for both the petroleum refining and ethanol industries, and may require additional capital expenditures or expenses by us. We may have to enter into arrangements with other parties to meet our obligations to use advanced biofuels, with potentially uncertain supplies of these new fuels. If we are unable to obtain or maintain sufficient quantities of ethanol to support our blending needs, our sale of ethanol blended gasoline could be interrupted or suspended which could result in lower profits. There also will be compliance costs related to these regulations. We may experience a decrease in demand for refined petroleum products due to new federal requirements for increased fleet mileage per gallon or due to replacement of refined petroleum products by renewable fuels. In addition, tax incentives and other subsidies making renewable fuels more competitive with refined petroleum products may reduce refined petroleum product margins and the ability of refined petroleum products to compete with renewable fuels. A structural expansion of production capacity for such renewable biofuels could lead to significant increases in the overall production, and available supply, of gasoline and diesel in markets that we supply. This potential increase in supply of gasoline and diesel could result in lower refining margins for us, particularly in the event of a contemporaneous reduction in demand, or during periods of sustained low demand for such refined products. In addition, a significant shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of gas/electric hybrid vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel, or otherwise, also could lead to a decrease in demand, and reduced margins, for the refined petroleum products that we market and sell.

It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business or results of operations.

Volatility in coal prices could materially affect our business and operating results.

Sales prices for coke production at most of our facilities reflect the pass-through of coal costs. As a result, the profitability of these operations is not impacted directly by the price of coal. However, coal prices are a key factor in the profitability at our Jewell coal operations. In the event of decreases in coal prices, the results of operations and cash flows of our Jewell coal operation could be materially impacted.

Changes in general economic, financial and business conditions could have a material effect on our business or results of operations.

Weakness in general economic, financial and business conditions can lead to a decline in the demand for the refined products and chemicals that we sell. Such weakness can also lead to lower demand for transportation and storage services provided by us. In addition, the global economic slowdown has had an adverse impact on the steel industry, which could negatively affect the demand for the coal and coke that we produce. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business or results of operations.

Weather conditions and natural disasters could materially and adversely affect our business and operating results.

The effects of weather conditions and natural disasters can lead to volatility in the costs and availability of energy and raw materials, which can negatively impact our operations or those of our customers and suppliers.

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

The recent adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to hedge risks associated with our business.

We use swaps, options, futures, forwards and other derivative instruments to hedge a variety of commodity price risks and to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in what we consider to be acceptable margins for various refined products and to lock in the price of a portion of our electricity and natural gas purchases or sales and transportation costs. We do not hold or issue derivative instruments for speculative purposes. The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation was signed into law by the President on July 21, 2010, and requires the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC also has proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation also requires many counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

We depend upon Sunoco Logistics Partners, L.P., or the Partnership, for a substantial portion of the logistics network that serves our refineries and we own a significant equity interest in the Partnership.

We currently own a 31 percent interest in the Partnership. The Partnership owns and operates refined product and crude oil pipelines and terminals and conducts crude oil acquisition and marketing activities. The Partnership generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling and storing refined products and crude oil and by purchasing and selling crude oil and refined products. The Partnership serves our refineries under long-term pipelines and terminals, storage and throughput agreements. Furthermore, our financial statements include the consolidated results of the Partnership. The Partnership is subject to its own operating and regulatory risks, including, but not limited to:

•	its reliance on its significant customers, including us;

•	competition from other pipelines;

•	environmental regulations affecting pipeline operations;

•	operational hazards and risks;

•	pipeline tariff regulations affecting the rates it can charge;

•	limitations on additional borrowings and other restrictions due to its debt covenants; and

•	other financial, operational and legal risks.

The occurrence of any of these risks could directly or indirectly affect the Partnership’s, as well as our, financial condition, results of operations and cash flows as the Partnership is a consolidated subsidiary. Additionally, these risks could affect the Partnership’s ability to continue operations, which could affect its ability to serve our logistics network needs. For additional information about the Partnership, see “Logistics” in Business and Properties (Items 1 and 2).

We are subject to numerous environmental laws and regulations that require substantial expenditures and affect the way we operate, which could affect our business, future operating results or financial position in a materially adverse way.

We are subject to extensive federal, state and local laws and regulations, including those relating to the protection of the environment, waste management, discharge of hazardous materials, and the characteristics and composition of refined products. Certain of these laws and regulations also impose obligations to conduct assessment or remediation efforts at our facilities as well as at formerly owned properties or third-party sites where we have taken wastes for disposal. Environmental laws and regulations may impose liability on us for the conduct of third parties, or for actions that complied with applicable requirements when taken, regardless of negligence or fault. Environmental laws and regulations are subject to frequent change, and often become more stringent over time. Of particular significance to us are:

•

Greenhouse gas emissions: Through the operation of our refineries, chemical plants, marketing facilities, coke plants and coal mines, our operations emit greenhouse gases, or GHG, including carbon dioxide. There are various legislative and regulatory measures to address monitoring, reporting or restriction of GHG emissions that are in various stages of review, discussion or implementation. These include federal and state actions to develop programs for the reduction of GHG emissions as well as proposals that would create a cap and trade system that would require us to purchase carbon emission allowances for emissions at our manufacturing facilities and emissions caused by the use of the fuels that we sell. In response to findings that emissions of GHGs present an endangerment to public heath and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that require a reduction in emissions of GHGs from motor vehicles and also may trigger construction and operating permit review for GHG emissions from certain stationary sources. The EPA has asserted that the final motor vehicle GHG emission standards triggered Prevention of Significant Deterioration, or PSD, and Title V permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the PSD and Title V permitting programs, pursuant to which these permitting programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is anticipated that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that have yet to be developed. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. In addition, the EPA published a final rule in October 2009 requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis beginning in 2011 for emissions occurring after January 1, 2010. Moreover, the United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as petroleum refineries, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the refined petroleum products or chemicals that we produce and market.

•

National Ambient Air Quality Standards: National Ambient Air Quality Standards for ozone promulgated by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, Ohio, New Jersey and West Virginia, where we operate facilities. Areas designated as being in nonattainment with the 1997 eight-hour ozone standard of 0.08 parts per million, or ppm, are required to meet ozone standards by specified dates, in accordance with a particular area’s designated level of nonattainment. For example, areas designated as being in “moderate” nonattainment with the standard, such as Philadelphia, were required to meet the ozone requirements by June 15, 2010 whereas areas designated as being “severe” nonattainment with the standard, such as Houston, have until June 15, 2019 to meet the requirements. Because the Philadelphia area failed to meet the applicable standard by June 15, 2010, the State of New Jersey requested a one-year attainment date extension for the Philadelphia area, until June 15, 2011, and the EPA approved the request for an extension on January 21, 2011. Barring any further extensions of time, the Philadelphia area has only a limited period of time to meet the June 15, 2011 deadline and it is possible that more stringent offset requirements, regulatory programs or other actions with adverse consequences to our operations could be taken by the state of New Jersey in order for the area to satisfy the deadline. Notwithstanding the obligation of New Jersey, Texas and other states to comply with the 1997 eight-hour ozone standard, in March 2008, the EPA revised this standard downward, from 0.08 ppm to 0.075 ppm, and, in January 2010, further proposed to make the average eight-hour ozone standard even more stringent by reducing the level from 0.075 ppm to between 0.060 and 0.070 ppm. The EPA’s final rule on promulgation of a more stringent standard between 0.060 and 0.070 ppm, has been delayed, and current plans are to issue a final rule by the end of July 2011. Because state actions to designate geographic areas that are in nonattainment with the 0.075 ppm standard have been stayed due to the EPA’s current consideration of the even more stringent 0.060 to 0.070 ppm standard, the area designations set forth under the 1997 eight-hour ozone nonattainment standard of 0.08 ppm remain in effect. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on us and our operations. While the potential financial impact cannot be reasonably estimated until the EPA promulgates regulatory programs to attain the standards (whether the 0.075 ppm level or somewhere between 0.060 and 0.070 ppm), and the states, as necessary, develop and implement revised State Implementation Plans to respond to the new regulations, it is possible that the new regulations will result in increased costs to us, which costs could be material.

•

Natural resource damages: Certain federal and state government regulators have sought compensation from companies like us for natural resource damages as an adjunct to remediation programs. Because we are involved in a number of remediation sites, a substantial increase in natural resource damage claims at such remedial sites could result in substantially increased costs to us.

•

Mine safety and health: The coal mining industry is subject to stringent safety and health standards. Recent fatal mining accidents in West Virginia of another coal mining company have received national attention and have led to responses at the state and national levels that have resulted in increased scrutiny of coal mining operations, particularly underground mining operations. More stringent state and federal mine safety laws and regulations have imposed new requirements and increased sanctions for non-compliance. Further workplace accidents are likely to also result in more stringent enforcement and possibly the passage of new laws and regulations.

•

Inability to obtain and/or renew permits for our mining operations: Numerous governmental permits and approvals are required for mining operations, and we can face delays, challenges to, and difficulties in acquiring, maintaining or renewing necessary permits and approvals, including environmental permits. The permitting rules, and the interpretations of these rules, are complex, change frequently, and are often subject to discretionary interpretations by regulators, all of which may make compliance more difficult and costly or impractical, and may possibly preclude the continuance of ongoing mining operations or the development of future mining operations. Currently, significant uncertainty exists regarding the obtaining of permits under the Clean Water Act for coal mining operations in Appalachia due to various initiatives launched by the EPA regarding these permits. In addition, the public has certain statutory rights to comment upon and otherwise impact the permitting process, including through court intervention. Over the past few years, the length of time needed to bring a new surface mine into production has increased because of the increased time required to obtain necessary permits. The slowing pace at which permits are issued or renewed for new and existing mines has materially impacted production in certain regions, primarily in Central Appalachia, but could also affect Northern Appalachia and other regions in the future.

We also are subject to liabilities resulting from our current and past operations, including legal and administrative proceedings related to product liability, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Resolving such liabilities may result in the assessment of sanctions requiring the payment of monetary fines and penalties, incurrence of costs to conduct corrective actions or pursue investigatory and remedial activities, payment of damages in settlement of claims and suits, and issuance of injunctive relieve or orders that could limit some or all of our operations and have a material adverse effect on our business or results of operations. Compliance with current and future environmental laws and regulations likely will require us to make significant expenditures, increasing the overall cost of operating our businesses, including capital costs to construct, maintain and upgrade equipment and facilities. To the extent these expenditures are not ultimately reflected in the prices of our products or services, our operating results would be adversely affected. Our failure to comply with these laws and regulations could also result in substantial fines or penalties against us or orders that could limit our operations and have a material adverse effect on our business or results of operations.

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

Along with other refiners, manufacturers and sellers of gasoline, we are a defendant in numerous lawsuits that allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, are seeking compensatory damages (and in some cases injunctive relief, punitive damages and attorneys’ fees) for claims relating to the alleged manufacture and distribution of a defective product (MTBE-containing gasoline) that contaminates groundwater, and general allegations of product liability, nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. There has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to us. These allegations or other product liability claims against us could have a material adverse effect on our business or results of operations.

Federal and state legislation and/or regulation could have a significant impact on market conditions and/or adversely affect our business and results of operations.

From time to time, new legislation or regulations are adopted by the federal government and various states or other regulatory bodies. Any such federal or state legislation or regulations, including but not limited to any potential environmental rules and regulations, tax legislation, energy policy legislation or legislation affecting trade or commercial practices, could have a significant impact on market conditions and could adversely affect our business or results of operations in a material way. For example, certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to us of the transition from LIFO to another inventory method could be material.

Disputes under long-term contracts could affect our business and future operations in a materially adverse way.

We have numerous long-term contractual arrangements across our businesses that frequently include complex provisions. Interpretation of these provisions may, at times, lead to disputes with customers and/or suppliers. Unfavorable resolutions of these disputes could have a significant adverse effect on our business and results of operations.

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

Pipeline operations of Sunoco Logistics Partners L.P. face significant competition from other pipelines for large volume shipments. These operations also face competition from trucks for incremental and marginal volumes in areas served by the Partnership’s pipelines. The Partnership’s refined product terminals compete with terminals owned by integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.

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

Our forecasted internal rates of return are also based upon our projections of future market fundamentals that are not within our control, including changes in general economic conditions, available alternative supply and customer demand.

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

We have substantial cash needs. These cash needs are primarily to satisfy working capital requirements, including crude oil purchases that fluctuate with the pricing and sourcing of crude oil. Our crude oil purchases generally have terms that are longer than the terms of our product sales. When the price we pay for crude oil decreases, this typically results in a reduction in cash generated from our operations. Our cash needs also include capital expenditures for infrastructure, environmental and other regulatory compliance, maintenance turnarounds at our refineries and income improvement projects.

From time to time, our cash requirements may exceed our cash generation. During such periods, we may need to supplement our cash generation with proceeds from financing activities. We have $1.7 billion of revolving credit facilities and a $275 million accounts receivable securitization facility that provides us with available financing to meet our cash needs. In the event of a significant downturn in the financial markets, it is possible that we would be unable to obtain the full amount of the funds available under these facilities to satisfy our cash requirements. Our failure to do so could have a material adverse effect on our business.

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

Several of our existing debt instruments and financing arrangements contain restrictive covenants that limit our financial flexibility and that of our subsidiaries. Our credit facilities require the maintenance of certain financial ratios, satisfaction of certain financial condition tests and, subject to certain exceptions, impose restrictions on:

•	incurrence of additional indebtedness;

•	issuance of preferred stock by our subsidiaries;

•	incurrence of liens;

•	sale and leaseback transactions;

•	agreements by our subsidiaries, which would limit their ability to pay dividends, make distributions or repay loans or advances to us; and

•	fundamental changes, such as certain mergers and dispositions of assets.

The Partnership has a credit facility that contains similar covenants. Increased borrowings by this subsidiary will raise the level of our total consolidated net indebtedness, and could restrict our ability to borrow money or otherwise incur additional debt.

If we do not comply with the covenants and other terms and provisions of our credit facilities, we will be required to request a waiver under, or an amendment to, those facilities. If we cannot obtain such a waiver or amendment, or if we fail to comply with the covenants and other terms and provisions of our indentures, we would be in default under our debt instruments, which could trigger a default under the Partnership’s debt facilities as well. Likewise, a default by the Partnership on its debt could cause a default under our debt instruments. Any defaults may cause the indebtedness under the facilities to become immediately due and payable, which could have a material adverse effect on our financial position.

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

We have substantial benefit obligations in connection with our noncontributory defined benefit pension plans. We have made contributions to the plans each year over the past several years to improve their funded status, and we expect to make additional contributions to the plans in the future as well. The projected benefit obligation of our funded defined benefit plans at December 31, 2010 exceeded the market value of our plan assets by $61 million. As a result of the workforce reduction, the sale of our Tulsa refinery, the shutdown of our Eagle Point refinery and the sale of the polypropylene chemicals business, we also incurred noncash settlement and curtailment losses in these plans during 2009 and 2010 totaling approximately $75 and $30 million after tax, respectively. In 2010, we contributed $234 million to our funded defined benefit plans consisting of $144 million of cash and 3.59 million shares of our own common stock valued at $90 million. We also may make additional contributions to our funded defined benefit plans in the future with available cash. Continued poor performance of the financial markets, or decreases in interest rates, could result in additional significant charges to shareholders’ equity and additional significant increases in future pension expense and funding requirements.

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

We regularly review acquisition, divestiture and other strategic opportunities, such as the expected separation of SunCoke Energy, that would further our business objectives, diversity, upgrade or grow our asset base, or eliminate assets that do not meet our return-on-investment criteria. The anticipated benefits of our acquisitions, divestitures and other strategic transactions may not be realized or may be realized more slowly than we expected. Acquisitions, divestitures and other strategic opportunities have resulted in, and in the future could result in, a number of financial consequences, including without limitation: reduced cash balances and related interest income; higher fixed expenses; the incurrence of debt and contingent liabilities, including indemnification obligations; restructuring actions, which could result in charges that have a material effect on our results of operations and our financial position; loss of customers, suppliers, distributors, licensors or employees of the acquired company; legal, accounting and advisory fees; and one-time write-offs of large amounts.

We have outsourced various functions to third-party service providers, which decreases our control over the performance of these functions. Disruptions or delays at our third-party outsourcing partners could result in increased costs, or may adversely affect service levels and our public reporting. Fraudulent activity or misuse of proprietary data involving our outsourcing partners could expose us to additional liability.

As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. We have previously outsourced various functions to third parties and expect to continue this practice with other functions in the future, including certain information systems functions such as information technology operations and computer programming, certain financial processes such as accounts payable and accounting, and/or human resource functions such as administration of employee benefit plans.

While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. We believe we conduct appropriate due diligence before entering into agreements with our outsourcing partners. We rely on our outsourcing partners to provide services on a timely and effective basis. Although we continuously monitor the performance of these third parties and maintain contingency plans in case they are unable to perform as agreed, we do not ultimately control the performance of our outsourcing partners. Much of our outsourcing takes place in developing countries and, as a result, may be subject to geopolitical uncertainty. The failure of one or more of our third-party outsourcing partners to provide the expected services on a timely basis at the prices we expect, or as required by contract, due to events such as regional economic, business, environmental or political events, information technology system failures, or military actions, could result in significant disruptions and costs to our operations, which could materially adversely affect our business, financial condition, operating results and cash flow and our ability to file our financial statements with the Securities and Exchange Commission in a timely or accurate manner.

Our failure to generate significant cost savings from these outsourcing initiatives could adversely affect our profitability and weaken our competitive position. Additionally, if the implementation of our outsourcing initiatives is disruptive to our business, we could experience transaction errors, processing inefficiencies, and the loss of sales and customers, which could cause our business and results of operations to suffer.

As a result of these outsourcing initiatives, more third parties are involved in processing our information and data. Breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us or our clients, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose us to a risk of loss or misuse of this information, result in litigation and potential liability for us, lead to reputational damage to our brand, increase our compliance costs, or otherwise harm our business.

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

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In June 2007, Sunoco, Inc. (R&M), a wholly owned subsidiary of Sunoco, Inc., received an Administrative Order of Revocation and Notice of Civil Administrative Penalty Assessment from the New Jersey Department of Environmental Protection (“NJDEP”) for alleged violation of certain provisions of the New Jersey Air Pollution Control Act and related regulations as a result of failed stack tests at Sunoco’s Eagle Point refinery. In March 2009, Sunoco entered into an administrative consent order with NJDEP, which requires Sunoco to pay NJDEP

$98 thousand in a penalty assessment and provide $295 thousand in funding for a supplemental environmental project (“SEP”). Sunoco has provided full funding for the SEP and this matter is currently closed. (See also the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2009 and 2008.)

In September 2009, Pennsylvania Department of Environmental Protection (“PADEP”) issued a proposed Consent Assessment of Civil Penalty (“CACP”) alleging noncompliance with state and federal air regulations at Sunoco’s Marcus Hook refinery. Following negotiations with PADEP, the matter was settled in January 2010 for a civil penalty of $173 thousand. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

The U. S. Occupational Safety and Health Administration (“OSHA”) announced a National Emphasis Program under which it is inspecting domestic oil refinery locations. OSHA conducted inspections at Sunoco, Inc. (R&M)’s Toledo refinery for a six-month period commencing in November 2007, at the Eagle Point refinery for a six-month period commencing in June 2008 and at the Marcus Hook refinery for a six-month period commencing in January 2009. The inspections focused on the OSHA Process Safety Management requirements. The inspections resulted in the issuance of citations in excess of $100 thousand. In October 2009, a settlement was reached with regard to the Toledo inspection, with Sunoco paying $270 thousand. Sunoco has formally contested the Eagle Point and Marcus Hook citations and is in settlement negotiations with OSHA. (See also the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2009 and 2008, and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.) OSHA conducted an additional inspection at Sunoco, Inc. (R&M)’s Toledo refinery beginning in April 2009. The inspection resulted in the issuance of a citation in September 2009 in excess of $100 thousand. Sunoco has formally contested the citation and is engaged in settlement discussions with OSHA. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

In April 2010, Sunoco, Inc. (R&M) received a stipulated penalty demand in an amount exceeding $100 thousand from the U.S. Environmental Protection Agency (“EPA”), Region V, under a global Clean Air Act Consent Decree. The penalty demand relates to four alleged acid gas flaring events at Sunoco, Inc. (R&M)’s Toledo refinery between December 2006 and January 2010, as well as findings noted in a third-party audit of that facility. Sunoco, Inc. (R&M) remitted $14 thousand in penalty payment and disputed the remaining amount. Sunoco, Inc. (R&M) met with the EPA in July 2010 to discuss potential resolution and the matter remains pending. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.)

In May 2010, Sunoco, Inc. (R&M) received a proposed CACP from the PADEP alleging violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s Marcus Hook refinery. The CACP seeks a penalty in excess of $100 thousand. In September 2010, Sunoco and the PADEP agreed to a resolution of the alleged violations which required that Sunoco pay a penalty of $130 thousand. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.)

In July 2010, Sunoco, Inc. (R&M) received a proposed penalty assessment from Philadelphia Air Management Services (“AMS”) in an amount exceeding $100 thousand, intended to resolve outstanding alleged violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s Philadelphia refinery. In September 2010, Sunoco met with AMS to discuss potential resolution and the matter remains pending. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.)

In August 2010, the PADEP issued a penalty assessment in excess of $100 thousand alleging that Sunoco did not undertake certain actions related to the identification or sampling of groundwater contamination at a retail service station location during the period from February 2007 to October 2009. Sunoco intends to defend itself with regard to these allegations. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.)

In September 2010, Sunoco, Inc. (R&M) received a Proposed Administrative Order and Consent Agreement (“AOCA”) from AMS alleging violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s Frankford chemical plant, and proposing a penalty in excess of $100 thousand. Sunoco proposed a modified AOCA and penalty to AMS in October 2010 and the matter remains pending. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.)

The Massachusetts Attorney General’s Office (“Attorney General’s Office”) issued a Civil Investigative Demand against Sunoco for alleged failure to disclose insurance policies that may have covered costs submitted for reimbursement to the Massachusetts Underground Storage Tank Petroleum Product Cleanup Fund (“Fund”). The Attorney General’s Office claims that Sunoco failed to disclose that it received a settlement from its insurers related to Massachusetts service stations which also were allegedly reimbursed by the Fund. The Attorney General’s Office is seeking reimbursement from Sunoco of an amount in excess of $100 thousand. The parties are actively engaged in settlement negotiations.

In addition, Sunoco Logistics Partners L.P., the master limited partnership in which Sunoco has a 31 percent ownership interest, is a party in the following administrative proceedings:

In January 2007, the Pipeline Hazardous Materials Safety Administration (“PHMSA”) proposed penalties totaling $200 thousand based on alleged violations of various pipeline safety requirements relating to meter facilities in Sunoco Pipeline L.P.’s crude oil pipeline system. In September 2010, the Partnership paid the assessed fine. (See also the Company’s Annual Reports on Form 10-K for the fiscal year ended December 31, 2009 and 2008.)

In August 2009, PHMSA proposed penalties totaling approximately $200 thousand based on alleged violations of various pipeline safety regulations relating to the November 2008 product release by Sunoco Pipeline L.P. in Murrysville, PA. The Partnership has appealed the finding of violation and the proposed penalty. The timing or outcome of this appeal cannot reasonably be determined at this time. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.)

The Partnership’s Sunoco Pipeline L.P. subsidiary operates the West Texas Gulf Pipeline on behalf of West Texas Gulf Pipe Line Company and its shareholders pursuant to an Operating Agreement. Sunoco Pipeline L.P. also has a 60.3% ownership interest in the Company. In March 2010, Sunoco Pipeline L.P. received a Notice of Probable Violation, Proposed Civil Penalty and proposed Compliance Order from PHMSA with proposed civil penalties totaling approximately $400 thousand in connection with a crude oil release that occurred at the Colorado City, Texas station on the West Texas Gulf Pipeline in June 2009. The Partnership has appealed the finding of violation and the proposed penalty. The time or outcome of this appeal cannot be reasonably determined at this time. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.)

In December 2010, PHMSA proposed penalties totaling approximately $100 thousand for alleged violations of various pipeline safety requirements relating to the Partnership’s rights of way and equipment within the Crude Oil Pipeline System. In January 2011, the Partnership paid the assessed fine.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. Three actions commenced by governmental authorities assert natural resource damage claims. In addition, Sunoco recently received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damages claims. The plaintiffs in all of the cases are seeking to recover compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

As of December 31, 2010, Sunoco was a defendant in approximately 10 lawsuits involving seven states and Puerto Rico. Nine of the cases are venued in a multidistrict proceeding in a New York Federal Court. The remaining lawsuit is pending in a state court. In that case, an appellate court recently ruled that in addition to pursuing damages for MTBE contamination to public water supplies, the state may also attempt to recover damages for MTBE contamination to private water supplies, but cautioned that the lower court must carefully consider whether it is appropriate for the state to recover damages in instances where MTBE contamination of private water supplies is below the state’s MTBE maximum contaminant level and ambient groundwater quality standards.

In all of the cases, discovery is proceeding and there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability of Sunoco in these matters. Accordingly, no accrual has been established for any potential damages at December 31, 2010. However, Sunoco does not believe that the cases will have a material adverse effect on its consolidated financial position.

During the third quarter of 2010, the Company reached agreement concerning insurance coverage for certain previously incurred and potential future costs related to MTBE litigation, including the matters described above. In connection with this settlement, the Company recognized a $9 million after-tax gain.

Other Litigation

In November 2006, a jury entered a verdict in an action brought by the State of New York (State of New York v. LVF Realty, et al.) seeking to recover approximately $57 thousand in investigation costs incurred by the state at a service station located in Inwood, NY, plus interest and penalties. Sunoco owned the property from the 1940s until 1985 and supplied gasoline to the station until 2003. Sunoco denied that it was responsible for the contamination. The jury found Sunoco responsible for 80 percent of the state’s costs plus interest and assessed a penalty against Sunoco of $6 million. In June 2007, the trial court judge in this case denied Sunoco’s post-trial motion requesting that the $6 million penalty verdict be set aside. Sunoco appealed this matter to the Appellate Division of the Supreme Court of New York. While the appeal was pending, the parties reached a settlement whereby Sunoco agreed to pay the state of New York $3.425 million. (See also the Company’s Annual Reports on Form 10-K for the fiscal years ended December 31, 2009 and 2008.)

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings cannot be ascertained at this time, it is reasonably possible that some of them could be resolved unfavorably to Sunoco. Management of Sunoco believes that any liabilities that may arise from such matters would not be material in relation to Sunoco’s business or consolidated financial position at December 31, 2010.

ITEM 4.	RESERVED

Executive Officers of Sunoco, Inc.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years
Anne-Marie Ainsworth, 54 Senior Vice President, Refining	Ms. Ainsworth was elected to her present position effective in November 2009. She was General Manager of Motiva Enterprises’ Norco refinery from November 2006 until October 2009. She was Business Improvement Leader, Americas of Shell Downstream, Inc. from January 2005 until October 2006 and Director, Refinery Systems & Process of Shell Oil Products U.S. from January 2003 until January 2005.

Lynn L. Elsenhans, 54 Chairman, Chief Executive Officer and President, Sunoco, Inc., and Chairman of the Board of Directors and Chief Executive Officer, Sunoco Partners LLC	Ms. Elsenhans was elected Chairman of Sunoco, Inc. effective in January 2009 and had previously been elected Chief Executive Officer and President of Sunoco, Inc. effective in August 2008. She was Executive Vice President, Global Manufacturing, Shell Downstream, Inc., a subsidiary of Royal Dutch Shell plc, from January 2005 to July 2008. She was President of Shell Oil Company from June 2003 until March 2005 and President and Chief Executive Officer of Shell Oil Products U.S. from June 2003 until January 2005. Ms. Elsenhans was appointed Chief Executive Officer of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., effective July 2010. She had previously been elected Chairman of the Board of Sunoco Partners LLC in October 2008 and Director effective in August 2008.

Stacy L. Fox, 56 Senior Vice President, General Counsel and Corporate Secretary	Ms. Fox was elected Senior Vice President and General Counsel effective in March 2010 and was elected as Corporate Secretary in January 2011. She was Principal of The Roxbury Group LLC, a company she founded, from April 2005 until March 2010. She was Executive Vice President, Chief Administrative Officer and General Counsel of Collins & Aikman Corporation from September 2005 until December 2007. Ms. Fox was elected to the Board of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., in March 2010.

Frederick A. Henderson, 52 Senior Vice President, Sunoco, Inc.	Mr. Henderson was elected to his present position in September 2010. He was a consultant for General Motors LLC from January 2010 until October 2010 and for AlixPartners LLC from January 2010 until September 2010. He was President and Chief Executive Officer of General Motors from April 2009 until December 2009. He was President and Chief Operating Officer of General Motors from March 2008 until March 2009. He was Vice Chairman and Chief Financial Officer of General Motors from January 2006 until February 2008. He was Chairman of General Motors Europe from June 2004 until December 2005.

Vincent J. Kelley, 51 Former Senior Vice President, Engineering and Technology	Mr. Kelley was Senior Vice President, Engineering and Technology from November 2009 until January 2011. He was Senior Vice President, Refining from July 2009 to November 2009 and Senior Vice President, Refining and Supply from October 2008 to July 2009, Senior Vice President, Refining, from February 2006 to October 2008 and Vice President, Northeast Refining from March 2001 to February 2006.

Joseph P. Krott, 47 Comptroller	Mr. Krott was elected to his present position in July 1998.

Brian P. MacDonald, 45 Senior Vice President and Chief Financial Officer, Sunoco, Inc., and Vice President and Chief Financial Officer, Sunoco Partners LLC	Mr. MacDonald was elected to his present position effective in August 2009. He was Chief Financial Officer of the Commercial Business Unit at Dell, Inc. from December 2008 until July 2009. He was Corporate Vice President and Treasurer of Dell, Inc. from December 2002 until January 2009. Mr. MacDonald was elected to the Board of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., in September 2009. He was also elected Vice President and Chief Financial Officer of Sunoco Partners LLC effective March 2010.

Robert W. Owens, 57 Senior Vice President, Marketing	Mr. Owens was elected to his present position in September 2001.

Michael J. Thomson, 52 Senior Vice President, Sunoco, Inc., and President, SunCoke Energy, Inc.	Mr. Thomson was elected to his present position in May 2008. He was Vice President, Sunoco, Inc. and Executive Vice President, SunCoke Energy, Inc. from March 2007 to May 2008 and held the additional position of Chief Operating Officer, SunCoke Energy, Inc. from January 2008 to May 2008. He was President, PSEG Fossil LLC, a subsidiary of Public Service Enterprise Group Incorporated, from August 2003 to February 2007.

Dennis Zeleny, 55 Senior Vice President and Chief Human Resources Officer, Sunoco, Inc., and Director, Vice President and Chief Human Resources Officer, Sunoco Partners LLC	Mr. Zeleny was elected to his present position at Sunoco, Inc. effective in January 2009. He was a consultant from April 2004 until July 2005 and again from June 2007 until January 2009. He was Executive Vice President, Administration & Services, of Caremark Rx LLC from August 2005 until May 2007. Mr. Zeleny was elected Vice President and Chief Human Resources Officer of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., in March 2010 and was elected a Director of the Board of Sunoco Partners LLC in January 2011.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any of its common stock on the open market during the three-month period ended December 31, 2010, except for 2 thousand shares purchased from employees during December 2010 at an average price per share of $39.58 in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards. As of December 31, 2010, the Company had approximately $600 million of its common stock that may yet be purchased under a $1 billion share repurchase program. This program, which was approved by the Company’s Board of Directors on September 7, 2006, has no stated expiration date. The Company currently has no plans to repurchase any of its common stock during 2011.

The other information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 108 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

(Millions of Dollars or Shares, Except Per-Share Amounts)	2010	2009	2008	2007	2006
Statement of Operations Data:
Sales and other operating revenue (including consumer excise taxes)	$37,264	$30,271	$49,393	$40,864	$35,133
Income (loss) from continuing operations*	$451	$(251)	$958	$846	$905
Income (loss) from discontinued operations**	$(23)	$51	$(69)	$115	$161
Net income (loss)	$428	$(200)	$889	$961	$1,066
Net income (loss) attributable to Sunoco, Inc. shareholders	$234	$(329)	$776	$891	$979

Per-Share Data Attributable to Sunoco, Inc. Shareholders:
Income (loss) from continuing operations:
Basic	$2.14	$(3.25)	$7.22	$6.48	$6.38
Diluted	$2.14	$(3.25)	$7.22	$6.47	$6.34
Net income (loss):
Basic	$1.95	$(2.81)	$6.63	$7.44	$7.63
Diluted	$1.95	$(2.81)	$6.63	$7.43	$7.59
Cash dividends on common stock	$.60	$1.20	$1.175	$1.075	$.95

Balance Sheet Data:
Cash and cash equivalents	$1,485	$377	$240	$648	$263
Total assets	$13,297	$11,895	$11,150	$12,426	$10,982
Short-term borrowings and current portion of long-term debt	$293	$403	$458	$4	$282
Long-term debt	$2,136	$2,061	$1,705	$1,724	$1,705
Sunoco, Inc. shareholders’ equity	$3,046	$2,557	$2,842	$2,533	$2,075
Outstanding shares of common stock	120.6	116.9	116.9	117.6	121.3
Sunoco, Inc. shareholders’ equity per outstanding share	$25.26	$21.87	$24.31	$21.54	$17.11
Total equity	$3,799	$3,119	$3,280	$2,972	$2,693

*	Includes after-tax gains related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units totaling $14 and $90 million in 2008 and 2007, respectively, after-tax charges (gains) related to income tax matters totaling $9 and $(26) million in 2010 and 2008, respectively, a net after-tax gain totaling $26 million on the divestment of the retail heating oil and propane distribution business in 2009, after-tax gains totaling $100 and $55 million from the liquidation of LIFO inventories in 2010 and 2009, respectively, a $37 million after-tax gain attributable to Sunoco shareholders from the remeasurement of the pre-acquisition equity interests in pipeline joint ventures upon consolidation and after-tax provisions (gains) for asset write-downs and other matters totaling $65, $407, $(11) and $32 million in 2010, 2009, 2008 and 2007, respectively. (See Notes 2, 4 and 6 to the Consolidated Financial Statements under Item 8).
**	Consists of income (loss) from the Tulsa refinery which was sold on June 1, 2009 and income (loss) from the polypropylene chemicals business which was sold on March 31, 2010. Includes after-tax provisions for asset write-downs and other matters totaling $—, $7 and $149 million in 2010, 2009 and 2008, respectively, a net after-tax loss related to the divestment of the polypropylene chemicals business totaling $44 million in 2010 and a net after-tax gain related to the divestment of the Tulsa refinery totaling $41 million in 2009. (See Note 2 to the Consolidated Financial Statements under Item 8).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is management’s analysis of the financial performance of Sunoco, Inc. and subsidiaries (collectively, “Sunoco” or the “Company”) and of significant trends that may affect its future performance. It should be read in conjunction with Sunoco’s consolidated financial statements and related notes under Item 8. Those statements in Management’s Discussion and Analysis that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 63 for a discussion of the factors that could cause actual results to differ materially from those projected.

Overview

Historically, Sunoco’s profitability has primarily been determined by refined product and chemical margins and the reliability and efficiency of its operations. The Company has been repositioning its portfolio of businesses over the past few years to reduce its exposure to refining and chemicals margins through the sale of its Tulsa refinery and its polypropylene operations. In addition, there has been significant capital investment to grow the logistics and cokemaking operations. As a result, Sunoco’s profitability has been increasingly impacted by the growth in the level of earnings in these businesses. However, the volatility of crude oil, refined product and chemical prices and the overall supply/demand balance for these commodities should continue to have a significant impact on margins and the financial results of the Company.

Refined product margins declined significantly in the first half of 2008 in response to record high crude oil prices and softening global demand, strengthened in the second half of 2008 due to supply disruptions in the Gulf Coast attributable to Hurricanes Gustav and Ike and declining crude oil prices, then declined sharply once again in 2009 in response to weak demand attributable to the global recession. During 2010, refined product margins showed some slight improvement. Chemical margins were weak during most of the 2008-2010 period in response to high feedstock costs and soft demand as a result of a weak economy. During the 2008-2010 period, cokemaking profitability benefited from increased price realizations from coke production at the Company’s Jewell operations, which were largely driven by increases in coal prices, improved operations at its Haverhill facility and a one-time $41 million investment tax credit in 2009 attributable to the startup of its new Gateway facility.

The Company believes the profitability of the Refining and Supply business will continue to be challenged in 2011 due to volatility in the global marketplace causing ongoing weakness in product demand as well as the general oversupply of refined products due to increases in worldwide production capacity. The absolute level of refined product margins is difficult to predict as they are influenced by extremely volatile factors, including the absolute level of crude oil and other feedstock prices, changes in industry production capacity, the effects of weather conditions on product supply and demand and the status of the global economy. Furthermore, excess capacity, increasing biofuels mandates and environmental regulations continue to adversely impact the refining industry. These factors may prevent refiners, including Sunoco, from earning their cost of capital and may lead to industry plant closures in the future. Cokemaking profitability is expected to continue to be strong. However, as a result of the restructuring of the coke supply agreements at Jewell and Haverhill effective January 1, 2011, its near-term income will be lower and the impact of volatility of coal prices will be reduced.

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

In the second quarter of 2010, Sunoco’s Board of Directors authorized a plan to separate Sunoco’s metallurgical cokemaking business, which is managed by SunCoke Energy, from the remainder of Sunoco. Sunoco’s Board and management believe that a separation of SunCoke Energy from the remainder of Sunoco should enable Sunoco to pursue a more focused strategic plan, invest in growth opportunities with an emphasis on retail marketing and logistics and further strengthen its balance sheet. This should permit the Company to enhance its competitive profile while becoming the premier provider of transportation fuels in its markets. Through a separation from Sunoco, SunCoke Energy will be better positioned to serve its customers, the world’s leading steel manufacturers, while also focusing on achieving its global growth potential. As a leading independent coke producer in North America, SunCoke Energy’s customer relationships, modern cokemaking assets and a leading proprietary technology should enable it to pursue these opportunities. The separation will also provide SunCoke Energy independent access to capital markets to finance new domestic and international projects. The separation of SunCoke Energy from Sunoco is expected to be completed through a two-step process.

Sunoco has undertaken the following initiatives as part of this strategy and its aspiration to become the premier provider of transportation fuels in its markets:

Refining and Supply:

•

Entered into an agreement in December 2010 to sell the Toledo refinery and related inventory for approximately $400 million (consisting of $200 million in cash proceeds and a $200 million note) plus crude oil and refined product inventory associated with the refinery which will be valued at market prices near the time of closing. The sale is expected to be completed in the first quarter of 2011;

•

Permanently shut down all process units at the Eagle Point refinery in the fourth quarter of 2009 in response to weak demand and increased global refining capacity. In connection therewith, the Company shifted production from Eagle Point to its Marcus Hook and Philadelphia refineries which lowered the Company’s pretax expense base by approximately $250 million per year;

•	Completed the sale of the Tulsa refinery and related inventory in June 2009 and received $157 million in cash proceeds from this divestment; and

•

Completed an acquisition totaling $9 million in June 2009 of a 100 million gallon-per-year ethanol manufacturing facility in New York. After completion of start up capital expenditures of $26 million, the plant successfully began operations in June 2010.

Retail Marketing:

•

Reached an agreement in January 2011 to begin operating the nine fuel stations at service plazas along the Garden State Parkway and announced an extension on the two fuel stations along the Palisades Parkway, both located in New Jersey;

•

Acquired 25 retail locations in central and northern New York and was selected by the Ohio Turnpike Commission to operate the fuel stations at the 16 service plazas along the Ohio Turnpike in December 2010;

•	Entered into agreements with nine new distributors during 2010 adding more than 100 sites to its retail portfolio; and

•	Completed the sale of the retail heating oil and propane distribution business in September 2009 and received $83 million in cash proceeds from this divestment.

Logistics:

•	Completed an acquisition of a butane blending business in July 2010 for $152 million including inventory;

•	Exercised rights to acquire additional ownership interests in pipeline joint ventures for $91 million in the third quarter of 2010;

•	Completed acquisitions totaling $50 million in the third quarter of 2009 of a crude oil pipeline which services Gary Williams’ Wynnewood, OK refinery and a refined products terminal in Romulus, MI;

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

Chemicals:

•	Completed the sale of the common stock of its polypropylene business in March 2010 and received cash proceeds of $348 million from this divestment.

Coke:

•

In January 2011, acquired Harold Keene Coal Co., Inc., based in Honaker, VA, for approximately $40 million including working capital. Coal reserve estimates for this acquisition total approximately 21 million tons, and the assets acquired include two active underground mines and one active surface and high wall mine currently producing 250,000-300,000 tons of coal annually;

•

Commenced a project to expand its coal production by approximately 500,000 tons per year to an annualized rate of approximately two million tons by late 2012 (including production from its Harold Keene Coal Co., Inc. acquisition). Capital outlays for this project are expected to total approximately $25 million;

•

Began construction in 2010 of a 550 thousand tons-per-year cokemaking facility and associated cogeneration power plant capable of providing 44 megawatts of power in Middletown, OH, which is expected to cost approximately $415 million and be completed in the second half of 2011;

•	Modified its postretirement medical benefits for most participants by phasing down or eliminating such benefits effective January 1, 2011;

•	Commenced operations in the fourth quarter of 2009 at a $320 million, 650 thousand tons-per-year cokemaking facility in Granite City, IL owned by SunCoke Energy; and

•	Commenced operations in 2008 at a $269 million, second 550 thousand tons-per-year cokemaking facility and associated cogeneration power plant located at the Company’s Haverhill, OH site.

Sunoco also:

•	Entered into an agreement in 2010 to outsource some back office processes, including information technology, finance and accounting transaction processing, and indirect procurement. This reflects

Sunoco’s continued commitment in its expense reduction program, which is critical to improving the Company’s competitiveness;

•	Continued its ongoing business improvement initiative that commenced in 2009 to reduce the Company’s cost base;

•	Modified retirement benefit plans to freeze pension benefits for most participants and to phase down or eliminate postretirement medical benefits beginning June 30, 2010;

•

Modified incentive distribution rights in January 2010 that entitle Sunoco to receive cash in excess of its general partnership interest in Sunoco Logistics Partners L.P. This transaction has provided Sunoco with $201 million in cash in exchange for a portion of future cash flows from the incentive distribution rights;

•	Sold 2.2 million of its Sunoco Logistics Partners L.P. limited partnership units to the public in February 2010 generating approximately $145 million of net proceeds;

•

Enhanced the funded status of its defined benefit plans in 2010 with $234 million of contributions consisting of $144 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million; and

•

Reduced the quarterly cash dividend on its common stock, effective beginning in the first quarter of 2010 from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year), which will reduce quarterly cash dividend payments by approximately $18 million.

For additional information regarding the above actions, see Notes 2, 9, 15 and 17 to the Consolidated Financial Statements (Item 8).

Results of Operations

Earnings Profile of Sunoco Businesses (millions of dollars after tax)

	2010	2009	2008
Refining and Supply:
Continuing operations	$ (8)	$(316)	$448
Discontinued Tulsa operations	—	3	67
Retail Marketing	110	86	201
Logistics	86	97	85
Chemicals:
Continuing operations	15	(13)	23
Discontinued polypropylene operations	21	14	13
Coke	132	180	105
Corporate and Other:
Corporate expenses	(73)	(38)	(46)
Net financing expenses and other	(68)	(50)	(22)
Asset write-downs and other matters:
Continuing operations	(65)	(407)	11
Discontinued Tulsa operations	—	(3)	(95)
Discontinued polypropylene operations	—	(4)	(54)
Gain on remeasurement of pipeline equity interests	37	—	—
Sale of discontinued polypropylene operations	(44)	—	—
Income tax matters	(9)	—	26
LIFO inventory profits	100	55	—
Sale of discontinued Tulsa operations	—	41	—
Sale of retail heating oil and propane distribution business	—	26	—
Issuance of Sunoco Logistics Partners L.P. limited partnership units	—	—	14

Net income (loss) attributable to Sunoco, Inc. shareholders	$234	$(329)	$776

Analysis of Earnings Profile of Sunoco Businesses

In 2010, net income attributable to Sunoco, Inc. shareholders was $234 million, or $1.95 per share of common stock on a diluted basis, compared to a net loss attributable to Sunoco, Inc. shareholders of $329 million, or $2.81 per share, in 2009 and net income attributable to Sunoco, Inc. shareholders of $776 million, or $6.63 per share, in 2008.

The $563 million increase in results attributable to Sunoco, Inc. shareholders in 2010 was primarily due to higher margins from continuing operations in Sunoco’s Refining and Supply business ($213 million), lower expenses ($137 million), lower provisions for asset write-downs and other matters ($349 million), higher LIFO gains from the liquidation of crude oil and refined product inventories ($45 million) and the gain from the remeasurement of pipeline equity interests to fair value in 2010 ($37 million). Partially offsetting these positive factors were lower production of refined products ($53 million), the absence of a $41 million investment tax credit associated with the start up of the Gateway cokemaking facility, the 2010 loss on the sale of the discontinued polypropylene operations ($44 million) and the absence of gains associated with 2009 divestments ($67 million).

The $1,105 million decrease in results attributable to Sunoco, Inc. shareholders in 2009 was primarily due to lower margins from continuing operations in Sunoco’s Refining and Supply ($873 million) and Retail Marketing ($173 million) businesses, higher provisions for asset write-downs and other matters ($276 million), lower production of refined products ($80 million), lower operating results attributable to discontinued Tulsa refining operations ($64 million), lower results from continuing operations in Sunoco’s Chemicals business ($36 million) and higher net financing expenses ($28 million). Partially offsetting these negative factors were lower expenses ($261 million), higher income attributable to the Coke business ($75 million) which included the $41 million investment tax credit attributable to the Gateway facility, LIFO inventory profits from the liquidation of refined products in connection with the shutdown of the Eagle Point refinery ($55 million) and the gain on the sale of the discontinued Tulsa refining operations ($41 million).

Refining and Supply—Continuing Operations

The Refining and Supply business manufactures petroleum products and commodity petrochemicals at its Marcus Hook, Philadelphia and Toledo refineries and sells these products to other Sunoco businesses and to wholesale and industrial customers. Sunoco expects to complete the previously announced sale of its Toledo refinery in the first quarter of 2011 (see below). In the fourth quarter of 2009, Refining and Supply permanently shut down all process units at the Eagle Point refinery in response to weak demand and increased global refining capacity and, in the second quarter of 2009, sold its discontinued Tulsa refining operations. The financial and operating data presented in the table below excludes amounts attributable to the Tulsa refinery.

	2010	2009	2008
Income (loss) (millions of dollars)	$(8)	$(316)	$448
Wholesale margin* (per barrel)	$5.04	$3.66	$8.60
Throughputs (thousands of barrels daily):
Crude oil	588.8	625.4	706.5
Other feedstocks	56.4	70.8	84.8

Total throughputs	645.2	696.2	791.3

Products manufactured (thousands of barrels daily):
Gasoline	337.0	357.9	382.9
Middle distillates	230.6	225.3	285.4
Residual fuel	34.6	59.2	56.4
Petrochemicals	23.4	27.3	34.5
Other	48.5	54.7	64.4

Total production	674.1	724.4	823.6
Less: Production used as fuel in refinery operations	31.3	34.5	38.0

Total production available for sale	642.8	689.9	785.6

Crude unit capacity** (thousands of barrels daily) at December 31	675.0	675.0	825.0
Crude unit capacity utilized	87%	78%	86%
Conversion capacity*** (thousands of barrels daily) at December 31	343.0	343.0	398.0
Conversion capacity utilized	87%	79%	87%

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects a 150 thousand barrels-per-day reduction in November 2009 attributable to the shutdown of the Eagle Point refinery.
***

Represents capacity to upgrade lower-value, heavier petroleum products into higher-value, lighter products. Reflects a 55 thousand barrels-per-day reduction in November 2009 attributable to the shutdown of the Eagle Point refinery.

Refining and Supply’s segment results from continuing operations improved $308 million in 2010 primarily due to higher realized margins ($213 million) and lower expenses ($135 million), partially offset by lower production volumes ($53 million). Lower expenses were largely the result of cost reductions related to ongoing business improvement initiatives, the permanent shutdown of the Eagle Point refinery in the fourth quarter of 2009 and lower costs for purchased fuel and utilities. Production volumes were negatively affected by significant planned turnaround activities at the Marcus Hook and Toledo refineries in the first quarter of 2010 and unplanned maintenance in the fourth quarter of 2010.

In December 2010, Sunoco entered into an agreement to sell its Toledo refinery and related crude and refined product inventories. The purchase price for the refinery is $400 million consisting of $200 million in cash and a $200 million note due two years after closing. The purchase price of the inventory will be based upon market prices near the time of closing. The purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. The transaction is subject to customary closing conditions, and is expected to be completed in the first quarter of 2011. Sunoco does not expect a material impact on its 2011 net income as a result of the closing of this transaction. At December 31, 2010, the Toledo refinery and related assets have been classified as held for sale in the consolidated balance sheet. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

In 2009, Sunoco permanently shut down all process units at the Eagle Point refinery due to weak demand and increased global refining capacity which have created margin pressure on the entire refining industry. As part of this decision, the Company shifted production from the Eagle Point refinery to the Marcus Hook and Philadelphia refineries which are now operating at higher capacity utilization. Approximately 380 employees were terminated in connection with the shutdown. Sunoco recorded a $284 million after-tax provision in 2009 to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs and recognized a $55 million after-tax LIFO inventory gain from the liquidation of refined product inventories. In 2010, Sunoco recorded an additional $34 million after-tax provision primarily for additional asset write-downs and contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations and recognized a $100 million after-tax LIFO inventory gain largely attributable to the Eagle Point shutdown. These charges, which are reported as part of Asset Write-Downs and Other Matters, and the LIFO profits are shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Notes 2 and 6 to the Consolidated Financial Statements under Item 8).

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

In June 2009, Sunoco acquired a 100 million gallon-per-year ethanol manufacturing facility in New York from Northeast Biofuels, LP for $9 million. After completion of start up capital expenditures of $26 million, the plant successfully began operations in June 2010.

Refining and Supply—Discontinued Tulsa Operations

In December 2008, Sunoco announced its intention to sell the Tulsa refinery or convert it to a terminal by the end of 2009 because it did not expect to achieve an acceptable return on investment on a capital project to comply with the new off-road diesel fuel requirements at this facility. In connection with this decision, during 2008, Sunoco recorded a $95 million after-tax provision to write down the affected assets to their estimated fair values. In June 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. Sunoco recognized a $41 million net after-tax gain on divestment of this business. The charge recorded in 2008 and the gain on divestment are reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 2 to the Consolidated Financial Statements under Item 8). As a result of the sale, the Tulsa refinery has been classified as a discontinued operation for all periods presented in the consolidated financial statements herein.

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

	2010	2009	2008
Income (millions of dollars)	$110	$86	$201
Retail margin* (per barrel):
Gasoline	$3.93	$3.72	$6.30
Middle distillates	$3.19	$6.22	$7.20
Sales (thousands of barrels daily):
Gasoline	293.4	291.0	287.4
Middle distillates	28.2	30.2	37.7

	321.6	321.2	325.1

Retail gasoline outlets	4,921	4,711	4,720

*

Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing segment income increased $24 million in 2010 primarily due to higher average retail gasoline margins ($14 million) and lower expenses ($32 million). These positive factors were partially offset by lower distillate margins ($20 million).

Retail Marketing segment income decreased $115 million in 2009 primarily due to lower average retail gasoline ($165 million) and distillate ($8 million) margins and lower distillate sales volumes ($11 million), partially offset by lower expenses ($63 million) and higher divestment gains attributable to the Retail Portfolio Management program ($11 million). Retail gasoline margins in 2008 benefited from the rapid decrease in wholesale prices during the second half of 2008. During 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million and recognized a $26 million net after-tax gain in connection with the transaction. This gain is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

During the 2008-2010 period, Sunoco generated $187 million of divestment proceeds related to the sale of 262 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During 2010, 2009 and 2008, net after-tax gains totaling $10, $14 and $3 million, respectively, were recognized in connection with the RPM program.

In January 2011, Sunoco reached an agreement to begin operating the nine fuel stations at service plazas along the Garden State Parkway and announced an extension on the two fuel stations along the Palisades Parkway, both located in New Jersey. In December 2010, Sunoco acquired 25 retail locations in central and northern New York and was selected by the Ohio Turnpike Commission to operate the fuel stations at the 16 service plazas along the Ohio Turnpike. Sunoco also entered into agreements with nine new distributors during 2010 adding more than 100 sites to its portfolio of distributor outlets.

Logistics

The Logistics business operates refined product and crude oil pipelines and terminals and conducts crude oil and refined product acquisition and marketing activities primarily in the Northeast, Midwest and Southwest regions of the United States. In addition, the Logistics business has an ownership interest in several refined product pipeline joint ventures. Substantially all logistics operations are conducted through Sunoco Logistics Partners L.P. (the “Partnership”), a consolidated master limited partnership. Sunoco has a 31 percent interest in Sunoco Logistics Partners L.P., which includes its 2 percent general partnership interest (see “Capital Resources and Liquidity—Other Cash Flow Information” below).

	2010	2009	2008
Income (millions of dollars)	$86	$97	$85
Pipeline and terminal throughput (thousands of barrels daily)*:
Unaffiliated customers	2,040	1,436	1,221
Affiliated customers	1,274	1,449	1,587

	3,314	2,885	2,808

*Excludes joint-venture operations which are not consolidated.

Logistics segment income decreased $11 million in 2010 primarily due to lower lease crude acquisition results related to decreased contango profits and lower throughputs associated with the shutdown of the Eagle Point refinery. Further contributing to the decrease was a lower ownership percentage resulting from the issuance of units by the Partnership, the sale of a portion of Sunoco’s ownership and the modification of its incentive distribution rights (see “Capital Resources and Liquidity—Other Cash Flow Information” below). Partially offsetting these factors were higher income contributions from acquisitions and internal growth projects.

Logistics segment income increased $12 million in 2009 due to record earnings from Sunoco Logistics Partners L.P. resulting from higher lease crude acquisition results, increased crude oil pipeline and storage revenues, and earnings from a refined products pipeline and terminal system acquired in November 2008 (see below).

In July 2010, Sunoco Logistics Partners L.P. acquired a butane blending business from Texon L.P. for $152 million including inventory. The acquisition includes patented technology for blending butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The Partnership also increased its ownership interest in a pipeline joint venture for $6 million in July 2010. This interest continues to be accounted for as an equity method investment.

The Partnership also exercised its rights to acquire additional ownership interests in Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“WTG”) for a total of $85 million during the third quarter of 2010, increasing its ownership interests in Mid-Valley and WTG to 91 and 60 percent, respectively. As the Partnership now has a controlling financial interest in both Mid-Valley and WTG, the joint ventures are now both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. In connection with these acquisitions, Sunoco recognized a $37 million after-tax gain attributable to Sunoco shareholders from the remeasurement of the pre-acquisition equity interests in Mid-Valley and WTG to fair value upon consolidation. These gains are shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 2 to the Consolidated Financial Statements under Item 8).

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

Chemicals—Continuing Operations

The Chemicals business manufactures, distributes and markets phenol and related products at chemical plants in Philadelphia, PA and Haverhill, OH. The financial and operating data presented in the table below excludes amounts attributable to the polypropylene business.

	2010	2009	2008
Income (millions of dollars)	$15	$(13)	$23
Margin* (cents per pound)	8.8¢	8.0¢	9.6¢
Sales (millions of pounds)	2,152	1,774	2,274

*	Wholesale sales revenue less the cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

Chemicals segment income from continuing operations increased $28 million in 2010 primarily due to higher sales volumes ($22 million) and margins ($9 million).

Chemicals segment income from continuing operations decreased $36 million in 2009 primarily due to lower margins ($26 million) and sales volumes ($25 million), partially offset by lower expenses ($18 million). The lower expenses were largely the result of lower costs for purchased fuel oil and utilities attributable to price declines and lower production volumes.

Chemicals—Discontinued Polypropylene Operations

On March 31, 2010, Sunoco completed the sale of the common stock of its polypropylene business to Braskem S.A. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA, a propylene supply agreement and related inventory. Sunoco recognized a $44 million after-tax loss on the divestment of this business, which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco received $348 million in cash proceeds from this divestment in the second quarter of 2010 (see Note 2 to the Consolidated Financial Statements under Item 8). As a result of the sale, the polypropylene chemicals business has been classified as a discontinued operation for all periods presented in the consolidated financial statements herein.

Income from discontinued polypropylene operations increased $7 million in 2010 primarily due to higher margins, partially offset by the absence of operations after the sale on March 31, 2010. Margins in 2010 include $6 million of after-tax LIFO inventory profits prior to the sale of the business. In 2009, earnings from discontinued polypropylene operations increased $1 million.

During March 2009, the Bayport, TX polypropylene plant, which has been included in the discontinued polypropylene business, was permanently shutdown because it had become uneconomic to operate and in 2008 it was also determined that the goodwill related to its polypropylene business no longer had value. In connection therewith, in 2009, the Company recorded a $4 million after-tax accrual for a take-or-pay contract loss, employee terminations and other exit costs in connection with the shutdown of the Bayport facility and, in 2008, recorded a $54 million after-tax provision to write down the affected Bayport assets to estimated fair value and to write off the remaining polypropylene business goodwill. These items are reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses (see Note 2 to the Consolidated Financial Statements under Item 8).

Coke

The Coke business, through SunCoke Energy, Inc. and its affiliates (individually and collectively, “SunCoke Energy”), currently makes high-quality, blast-furnace coke at its Jewell facility in Vansant, VA, at its Indiana Harbor facility in East Chicago, IN, at its Haverhill facility in Franklin Furnace, OH and at its Gateway facility in Granite City, IL. SunCoke Energy is the operator of a cokemaking facility in Vitória, Brazil, which is owned by a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder. SunCoke also produces metallurgical coal from mines in Virginia and West Virginia, primarily for use at the Jewell cokemaking facility. In addition, the Indiana Harbor plant produces heat as a by-product that is used by a third party to produce electricity; the Haverhill facility produces steam that is sold to Sunoco’s Chemicals business and electricity from its associated cogeneration power plant that is sold to a third party and the regional power market; and the Gateway facility produces steam that is sold to a third party. Construction is in progress for a new cokemaking facility and associated cogeneration power plant to be built, owned and operated by SunCoke Energy in Middletown, OH. Third-party investors in the Indiana Harbor cokemaking operations are currently entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038. During the second quarter of 2010, Sunoco’s Board of Directors authorized a plan to separate SunCoke Energy from the remainder of Sunoco as part of a strategy designed to unlock shareholder value. See “Strategic Actions” above.

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc., based in Honaker, VA, for approximately $40 million including working capital. Coal reserve estimates for this acquisition total approximately 21 million tons, and the assets acquired include two active underground mines and one active surface and high wall mine currently producing 250,000-300,000 tons of coal annually. Current production volumes are contracted for sale through 2011.

	2010	2009	2008
Income (millions of dollars)	$132	$180	$105
Coke production (thousands of tons):
United States	3,593	2,868	2,626
Brazil	1,636	1,263	1,581

Coke segment income decreased $48 million in 2010 primarily due to the absence of a one-time $41 million investment tax credit associated with the start up of the Gateway facility in the fourth quarter of 2009, and lower results from the Jewell coal and coke and Indiana Harbor operations. Partially offsetting these negative factors were higher results from the Haverhill and Gateway operations which were driven by higher margins and volumes. For 2011, coke segment after-tax income is expected to be approximately $90-$115 million excluding any potential financing costs associated with the planned separation. This estimate reflects the impacts of the contract restructurings with ArcelorMittal described below, contracted coal prices of approximately $165 per ton, the expected inability to meet contracted volumes at the Indiana Harbor facility and general and administrative costs associated with becoming a standalone entity and relocating the SunCoke Energy corporate office to the Chicago area.

Coke segment income increased $75 million in 2009 primarily due to improved results from Jewell operations largely associated with higher price realizations from coke production and the recognition of the one-time $41 million investment tax credit. Also contributing to the improvement was $12 million of after-tax dividend income from the Brazilian cokemaking operations.

Substantially all of the production from the Jewell and Indiana Harbor facilities and approximately 50 percent of the production from the Haverhill facility is sold pursuant to long-term contracts with affiliates of ArcelorMittal. The technology and operating fees, as well as preferred dividends pertaining to the Brazilian cokemaking operation, are payable to SunCoke Energy under long-term contracts with a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder. With respect to the Jewell operation, beginning in January 2008, the price of coke from this facility (700 thousand tons per year) changed from a fixed price to an amount equal to the sum of (i) the cost of delivered coal to the Haverhill facility increased by the application of a fixed adjustment factor, (ii) actual transportation costs, (iii) an operating cost component indexed for inflation, (iv) a fixed fee component, and (v) applicable taxes (except for property and net income taxes). Beginning in July 2009, ArcelorMittal initiated legal proceedings challenging the prices charged to ArcelorMittal under the coke purchase agreement. In August 2010, ArcelorMittal presented SunCoke Energy with additional bases for challenging the prices charged for coke produced at the Jewell facility as well as its Haverhill facility and also presented its notice of intent to arbitrate outstanding issues relating to the Indiana Harbor facility, including, among other things, the prices charged for coke produced at that facility. SunCoke Energy and ArcelorMittal participated in court ordered mediation in January 2011 which resulted in a commercial resolution of these issues. The parties agreed to amend the Jewell and Haverhill coke supply agreements effective January 1, 2011 to eliminate the fixed coal cost adjustment factor in the Jewell agreement and increase the operating cost and fixed fee components payable to SunCoke Energy under both agreements. The parties also agreed that volume under both contracts will remain take-or-pay through the end of the contracts in December 2020 rather than converting to “requirements” in the fourth quarter of 2012. This extension provides SunCoke a guaranteed outlet for this coke production through 2020. If the amendments to the Jewell and Haverhill coke supply agreements had been in place during 2010, SunCoke’s pretax earnings would have been reduced by approximately $60 million. In February 2011, ArcelorMittal and SunCoke Energy also entered into a confidential settlement to resolve the Indiana Harbor arbitration claims. This settlement will not significantly impact SunCoke Energy’s future income from the Indiana Harbor operations.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility. In February 2010, SunCoke Energy obtained the necessary permits to build and operate the plant, although some of them have been appealed. These facilities are expected to cost in aggregate approximately $415 million and be completed in the second half of 2011. The plant is expected to produce 550 thousand tons of coke per year and provide, on average, 44 megawatts of power. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through December 31, 2010 totaled $253 million.

In April 2010, SunCoke Energy commenced a project to expand its coal production by approximately 500,000 tons per year to an annualized rate of approximately two million tons by late 2012 (including production from its Harold Keene Coal Co., Inc. acquisition). Capital outlays for this project are expected to total approximately $25 million.

SunCoke Energy is currently conducting an engineering study to evaluate the expected physical life of the coke ovens at its Indiana Harbor operation. Some ovens and associated equipment are heaving and settling differentially as a result of the instability of the ground on which it was constructed. This differential movement has reduced production and required corrective action to certain ovens, ancillary equipment and structures. Higher maintenance costs are expected to continue as a result of this condition. SunCoke Energy has completed a capital project to improve the stability of certain boiler supports and the emission shed supports, which previously had been damaged as a result of such differential movement. In addition, an oven repair and maintenance program has been implemented to limit further deterioration to the ovens. The engineering study at Indiana Harbor is expected to be completed during the first quarter of 2011. At this time, the likely outcome of the study cannot be determined. Possible results include additional maintenance spending to continue operations at the current operating levels, a change in the useful life of all or part of the plant, or the impairment of one or more oven batteries which could be followed by capital spending to retain the current plant capacity. The carrying amount of the Indiana Harbor coke facility was $119 million at December 31, 2010.

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

Corporate and Other

Corporate Expenses—Corporate administrative expenses increased $35 million in 2010 largely due to higher accruals for performance-related incentive compensation resulting from the Company’s improved financial performance compared to 2009 and start-up costs associated with outsourcing and other corporate initiatives. In 2009, corporate administrative expenses decreased $8 million primarily due to lower payroll and other employee-related costs.

Net Financing Expenses and Other—Net financing expenses and other increased $18 million in 2010 primarily due to higher interest expense ($4 million) and lower capitalized interest ($14 million). The increased interest expense was largely driven by Sunoco’s share of interest incurred under new borrowings of Sunoco Logistics Partners L.P. associated with its growth capital. In 2009, net financing expenses and other increased $28 million primarily due to lower interest income ($8 million) and higher interest expense ($17 million).

Asset Write-Downs and Other Matters—In 2010, Sunoco recorded a $34 million after-tax provision primarily for additional asset write-downs attributable to a decline in the fair market value of certain assets of the Eagle Point refinery which was permanently shut down in the fourth quarter of 2009 and contract losses in connection with excess barge capacity resulting from this shutdown; recorded a $40 million after-tax provision primarily for pension settlement losses and accruals for employee terminations and related costs in connection with ongoing business improvement initiatives; and recognized a $9 million after-tax gain on an insurance settlement related to MTBE coverage. During 2009, Sunoco recorded a $284 million after-tax provision in connection with the shutdown of all process units at the Eagle Point refinery; established a $100 million after-tax accrual for employee terminations and related costs in connection with a business improvement initiative; recorded a $24 million after-tax provision to write down to estimated fair value certain other assets primarily in the Refining and Supply business, including $3 million after tax attributable to discontinued Tulsa operations; established $7 million of after-tax accruals for costs associated with MTBE litigation; established $4 million of after-tax accruals related to the shutdown of Chemicals’ polypropylene plant in Bayport, TX; and recognized a $5 million net after-tax curtailment gain related to a freeze of pension benefits for most participants in the Company’s defined benefit pension plans and a phasedown or elimination of postretirement medical benefits effective June 30, 2010. During 2008, Sunoco recorded a $95 million after-tax provision to write down Refining and Supply’s Tulsa refinery, which was sold on June 1, 2009; recorded a $35 million after-tax provision to write down Chemicals’ Bayport, TX polypropylene plant; recorded a $19 million after-tax provision to write off the goodwill pertaining to Chemicals’ polypropylene business; and recorded an $11 million after-tax gain on an insurance recovery related to an MTBE litigation settlement (see Notes 2 and 14 to the Consolidated Financial Statements under Item 8).

Gain on Remeasurement of Pipeline Equity Interests—During 2010, Sunoco Logistics Partners L.P. recognized a $37 million after-tax gain attributable to Sunoco shareholders from the remeasurement of its pre-acquisition equity interests to fair value (see Note 2 to the Consolidated Financial Statements under Item 8).

Sale of Discontinued Polypropylene Operations—During 2010, Sunoco recognized a $44 million net after-tax loss related to the divestment of the discontinued polypropylene operations (see Note 2 to the Consolidated Financial Statements under Item 8).

Income Tax Matters—During 2010, Sunoco recorded a $9 million charge related to an increase in deferred state income taxes attributable to the transfer of assets related to its continuing phenol chemicals operations to a different legal entity subsequent to the sale of the stock of the discontinued polypropylene business. During 2008, Sunoco recognized a $16 million after-tax gain related primarily to tax credits claimed on amended federal income tax returns filed for certain prior years and a $10 million after-tax gain related to the settlement of economic nexus issues pertaining to certain prior-year state corporate income tax returns (see Note 4 to the Consolidated Financial Statements under Item 8).

LIFO Inventory Profits—During 2010, Sunoco recognized a $100 million after-tax gain from the liquidation of crude oil and refined product inventories largely attributable to the permanent shutdown of the Eagle Point Refinery in 2009. During 2009, Sunoco recognized a $55 million after-tax gain from the liquidation of refined product inventories in connection with the permanent shutdown of the Eagle Point refinery.

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

Issuance of Sunoco Logistics Partners L.P. Limited Partnership Units—During 2008, Sunoco recognized an after-tax gain totaling $14 million related to the prior issuance of limited partnership units of the Partnership to the public (see Note 17 to the Consolidated Financial Statements under Item 8).

Analysis of Consolidated Statements of Operations

Revenues—Total revenues were $37.49 billion in 2010, $30.39 billion in 2009 and $49.49 billion in 2008. The 23 percent increase in 2010 was primarily due to higher refined product prices as well as higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these positive factors were lower refined product sales volumes. In 2009, the 39 percent decrease was primarily due to lower refined product prices and sales volumes as well as lower crude oil prices in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Costs and Expenses—Total pretax costs and expenses were $36.90 billion in 2010, $31.01 billion in 2009 and $48.09 billion in 2008. The 19 percent increase in 2010 was primarily due to higher crude oil and refined product acquisition costs resulting from price increases and higher costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations. Partially offsetting these negative factors were lower crude oil and refined product acquisition volumes and lower provisions for asset write-downs and other matters. In 2009, the 36 percent decrease was primarily due to lower crude oil and refined product acquisition costs resulting from price declines and lower crude oil throughputs. Also contributing to the decline were lower crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics operations.

Financial Condition

Capital Resources and Liquidity

Cash and Working Capital—At December 31, 2010, Sunoco had cash and cash equivalents of $1,485 million compared to $377 million at December 31, 2009 and $240 million at December 31, 2008. Including the Toledo refinery and related assets held for sale, Sunoco had a working capital surplus of $797 million at December 31, 2010 compared to working capital deficits of $654 and $1,102 million at December 31, 2009 and 2008, respectively. The $1,108 million increase in cash and cash equivalents in 2010 was due to $1,694 million of net cash provided by operating activities (“cash generation”) and $61 million of net cash provided by financing activities, partially offset by a $647 million net use of cash in investing activities. The $137 million increase in cash and cash equivalents in 2009 was due to $548 million of cash generation and $174 million of net cash provided by financing activities, partially offset by a $585 million net use of cash in investing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the consolidated balance sheets. The current replacement cost of all such inventories, including inventories classified as assets held for sale, exceeded their carrying value at December 31, 2010 by $3,119 million.

Inventories valued at LIFO, which consist primarily of crude oil and petroleum and chemical products, are readily marketable at their current replacement values. The Company received federal income tax refunds totaling $526 million during 2010 for the carryback of its 2009 net operating loss.

Certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities—In 2010, Sunoco’s cash generation was $1,694 million compared to $548 million in 2009 and $836 million in 2008. The $1,146 million increase in cash generation in 2010 was primarily due to higher net income and a decrease in working capital levels pertaining to operating activities. Cash generation includes federal income tax refunds totaling $526 million received by the Company during 2010 for the carryback of its 2009 net operating loss. Partially offsetting these positive factors were cash contributions to the Company’s defined benefit pension plans. The $288 million decrease in cash generation in 2009 was primarily due to a decrease in operating results, partially offset by a decrease in cash used to fund working capital levels and an increase in noncash charges. Increases in crude oil prices typically increase cash generation as the payment terms on Sunoco’s crude oil purchases are generally longer than the terms on product sales. Conversely, decreases in crude oil prices typically result in a decline in cash generation. Crude oil prices have increased in 2009 and 2010.

Other Cash Flow Information—Divestment activities also have been a source of cash. During the 2008-2010 period, proceeds from divestments totaled $785 million and related primarily to the divestments of the polypropylene business in 2010 and the Tulsa refinery and related inventory and the retail heating oil and propane distribution business in 2009 as well as the sale of retail gasoline outlets throughout the 2008-2010 period.

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

The Partnership acquired interests in various pipelines and other logistics assets during the 2008-2010 period (see “Capital Program” below). The Partnership expects to finance future growth opportunities with a combination of borrowings and the issuance of additional limited partnership units to the public to maintain a balanced capital structure. Any issuance of limited partnership units to the public would dilute Sunoco’s ownership interest in the Partnership.

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

The Company has a $1.28 billion revolving credit facility with a syndicate of 18 participating banks (the “Facility”), of which $1.2045 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At December 31, 2010, the Company’s tangible net worth was $3.6 billion and its targeted tangible net worth was $2.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At December 31, 2010, this ratio was .20 to 1. At December 31, 2010, the Facility was being used to support $115 million of floating-rate notes due in 2034. The Company remarkets the floating-rate notes on a weekly basis. However, any inability to remarket the floating-rate notes would have no impact on the Company’s liquidity as they currently represent a reduction in funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $395 million revolving credit facility with a syndicate of 10 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $— and $238 million at December 31, 2010 and 2009, respectively. In March 2009, the Partnership entered into an additional $63 million revolving credit facility with two participating banks, which expires in September 2011. There was $31 million outstanding under this facility at December 31, 2010 and 2009. This amount has been classified as long-term debt in the December 31, 2010 consolidated balance sheet as the Partnership has the ability and intent to refinance it on a long-term basis. The $395 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The $63 million facility contains a similar covenant but the ratio in this covenant may not exceed 4.5 to 1. At December 31, 2010, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.0 to 1.

In July 2010, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with two participating banks extending an existing accounts receivable securitization facility that was scheduled to expire in August 2010 by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $275 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At December 31, 2010, there was approximately $370 million of accounts receivable eligible to support this facility; however, there were no borrowings outstanding under the facility as of that date.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	December 31
	2010	2009
Short-term borrowings	$115	$397
Current portion of long-term debt	178	6
Long-term debt	2,136	2,061

Total debt*	$2,429	$2,464

*	Includes $1,129 and $868 million at December 31, 2010 and 2009, respectively, attributable to Sunoco Logistics Partners L.P.

In February 2010, Sunoco Logistics Partners L.P. issued $500 million of long-term debt, consisting of $250 million of 5.50 percent notes due in 2020 and $250 million of 6.85 percent notes due in 2040.

In March 2009, Sunoco issued $250 million of 9.625 percent notes due in 2015. In February 2009, Sunoco Logistics Partners L.P. issued $175 million of 8.75 percent notes due in 2014.

Management believes the Company can access the capital markets to pursue strategic opportunities as they arise. In addition, the Company has the option of selling an additional portion of its Sunoco Logistics Partners L.P. interests, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

Contractual Obligations—The following table summarizes the Company’s significant contractual obligations (in millions of dollars):

	Total	Payment Due Dates
		2011	2012-2013	2014-2015	Thereafter
Total debt:
Principal	$2,429	$293	$319	$677	$1,140
Interest	1,224	147	250	185	642
Operating leases*	679	102	164	101	312
Purchase obligations:
Crude oil, other feedstocks and refined products**	7,138	6,587	163	108	280
Transportation and distribution	1,443	235	263	222	723
Obligations supporting financing arrangements***	42	9	15	8	10
Properties, plants and equipment	56	56	—	—	—
Other	275	123	48	39	65

	$13,286	$7,552	$1,222	$1,340	$3,172

*	Includes $165 million pertaining to lease extension options which are assumed to be exercised.
**	Includes feedstocks for chemical manufacturing and coal purchases for cokemaking operations.
***	Represents fixed and determinable obligations to secure wastewater treatment services at the Toledo refinery and coal handling services at the Indiana Harbor cokemaking facility.

Sunoco’s operating leases include leases for marine transportation vessels, service stations, office space and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year. Approximately 26 percent of the $679 million of future minimum annual rentals relates to time charters for marine transportation vessels. Most of these time charters contain terms of between one to four years with renewal and sublease options. The time charter leases typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates. In the table above, the variable component of the lease payments has been estimated utilizing the average spot-market prices for the year 2010. The actual variable component of the lease payments attributable to these time charters could vary significantly from the estimates included in the table.

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Sunoco’s principal purchase obligations in the ordinary course of business consist of: crude oil, other feedstocks and refined products and transportation and distribution services, including pipeline and terminal throughput and railroad services. Approximately one-half of the contractual obligations to purchase crude oil, other feedstocks and refined products reflected in the above table for 2011 relates to spot-market purchases to be satisfied within the first 90 days of the year. Sunoco also has contractual obligations supporting financing arrangements of third parties, contracts to acquire or construct properties, plants and equipment, and other contractual obligations, primarily related to services and materials, including commitments to purchase supplies and various other maintenance, systems and communications services. Most of Sunoco’s purchase obligations are based on market prices or formulas based on market prices. These purchase obligations generally include fixed or minimum volume requirements. The purchase obligation amounts in the table above are based on the minimum quantities to be purchased at estimated prices to be paid based on current market conditions. Accordingly, the actual amounts may vary significantly from the estimates included in the table.

Sunoco also has obligations pertaining to unrecognized tax benefits and related interest and penalties amounting to $29 million, which have been excluded from the table above as the Company does not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made (see Note 4 to the Consolidated Financial Statements under Item 8). In addition, Sunoco has obligations with respect to its defined benefit pension plans and postretirement health care plans, which have also been excluded from the table above (see “Retirement Benefit Plans” below and Note 9 to the Consolidated Financial Statements under Item 8).

Off-Balance Sheet Arrangements—Other than the arrangements described in Note 14 to the Consolidated Financial Statements (Item 8), the Company has not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Capital Program

The following table sets forth Sunoco’s planned and actual capital expenditures for additions to properties, plants and equipment as well as the Company’s acquisitions and other capital outlays (in millions of dollars):

	2011 Plan		2010		2009		2008
Refining and Supply:
Continuing operations	$135-145	*	$ 247		$377		$ 629
Discontinued Tulsa operations	—		—		3		23
Retail Marketing	115-125		124		80		128
Logistics	145-195		426	**	225	***	330	†
Chemicals:
Continuing operations	25		17		20		24
Discontinued polypropylene operations	—		3		15		25
Coke	289		223		229		312

Consolidated capital program	$709-779		$1,040		$949		$1,471

*

Excludes the Toledo refinery capital after expected closing of the sale in the first quarter of 2011 and the Marcus Hook Consent Decree capital which may be delayed as a result of discussions with government environmental authorities.

**	Includes $152 million acquisition of a butane blending business and $91 million acquisition of additional ownership interests in pipeline joint ventures.
***	Includes $50 million acquisition of a crude oil pipeline in Oklahoma and a refined products terminal in Michigan.
†	Includes $185 million acquisition from ExxonMobil of a refined products pipeline system and related storage facilities located in Texas and Louisiana.

The Company’s 2011 planned capital expenditures consist of $330-$380 million for income improvement projects; $231-$251 million for infrastructure spending; $50 million for turnarounds at the Company’s refineries; and $98 million for environmental projects. The $330-$380 million of outlays for income improvement projects consist of $100-$150 million related to committed growth opportunities in the Logistics business; $162 million towards construction of cokemaking facilities in Middletown, OH; $40 million for the purchase of Harold Keene Coal Co., Inc.; $12 million for a coal expansion project at the Jewell facility; and $16 million for various other income improvement projects primarily in Retail Marketing.

The Company’s 2010 capital outlays consisted of $367 million for income improvement projects; $268 million for acquisitions; $203 million for infrastructure spending; $105 million for turnarounds at the Company’s refineries; and $97 million for environmental projects. The $367 million of outlays for income improvement projects consisted of $146 million related to growth opportunities in the Logistics business; $177 million towards the construction of a cokemaking facility in Middletown, OH; $24 million at the ethanol manufacturing facility in New York which started up in June 2010; and $20 million for various other income improvement projects primarily in Retail Marketing. The $268 million of outlays for acquisitions related to the purchase by the Logistics business of a butane blending business and the acquisition of additional ownership interests in pipeline joint ventures and the acquisition of 25 retail locations in central and northern New York.

The Company’s 2009 capital outlays consisted of $439 million for income improvement projects; $50 million for acquisitions; $216 million for infrastructure spending; $68 million for turnarounds at the Company’s refineries; $111 million for projects at the Philadelphia and Toledo refineries under the 2005 Consent Decree; and $65 million for other environmental projects. The $439 million of outlays for income improvement projects consisted of $71 million related to the $200 million project at the Philadelphia refinery to increase ultra-low-sulfur-diesel fuel production capability; $143 million related to growth opportunities in the Logistics business, including amounts attributable to projects to increase crude oil storage capacity at the Partnership’s Nederland terminal and to add a crude oil pipeline which connects the terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery; $184 million towards construction of cokemaking facilities in Granite City, IL and Middletown, OH; and $41 million for various other income improvement projects. The $50 million of outlays for acquisitions related to the purchase by the Logistics business of a crude oil pipeline in Oklahoma and a refined products terminal in Michigan.

The Company’s 2008 capital outlays consisted of $540 million for income improvement projects; $185 million for acquisitions; $300 million for infrastructure spending; $90 million for turnarounds at the Company’s refineries; $258 million for projects under the 2005 Consent Decree; and $98 million for other environmental projects. The $540 million of outlays for income improvement projects consisted of $94 million related to the project at the Philadelphia refinery to increase ultra-low-sulfur-diesel fuel production capability; $11 million for other refinery upgrade projects; $118 million related to growth opportunities in the Logistics business; $85 million towards construction of a $269 million expansion of the Haverhill, OH cokemaking facility and an associated cogeneration power plant; $211 million towards construction of cokemaking facilities in Granite City, IL and Middletown, OH; and $21 million for various other income improvement projects in Retail Marketing. The $185 million of outlays for acquisitions related to the purchase by the Logistics business of a refined products pipeline system and related storage facilities located in Texas and Louisiana.

Retirement Benefit Plans

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	December 31
	2010	2009
Balance at beginning of year	$804	$837
Increase (reduction) in market value of investments resulting from:
Net investment income	149	169
Company contributions	234	47
Plan benefit payments	(168)	(249)
Divestments	(11)	—

Balance at end of year	$1,008	$804

As a result of the workforce reduction, the sale of the Tulsa refinery, the permanent shutdown of the Eagle Point refinery and the sale of the polypropylene chemicals business, the Company incurred noncash settlement and curtailment losses in these plans during 2010 and 2009 totaling approximately $30 and $75 million after tax, respectively. In 2010, the Company contributed $234 million to its funded defined benefit plans consisting of $144 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. The Company anticipates that it will have no required pension contributions during 2011, but may make voluntary contributions to its funded defined benefit plans with available cash. At December 31, 2010, the projected benefit obligation for the Company’s funded pension plans, determined using a discount rate of 4.95 percent, exceeded plan assets by $61 million. The Company also has unfunded obligations for other defined benefit plans and postretirement benefit plans which totaled approximately $475 million at December 31, 2010. There is no legal requirement to pre-fund these plans which are funded as benefit payments are made.

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

SunCoke Energy also amended its postretirement plans during the first quarter of 2010. Postretirement medical benefits for its future retirees will be phased out or eliminated, effective January 1, 2011, for most non-mining employees with less than ten years of service on January 1, 2011 and employer costs for all those still eligible for such benefits have been capped. As a result of these changes, SunCoke Energy’s postretirement medical liability declined approximately $35 million during the first quarter of 2010. Most of the benefit of this liability reduction will be amortized into income through 2016.

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

	2010	2009	2008
Pollution abatement capital*	$97	$176	$356
Remediation	31	39	42
Operations, maintenance and administration	160	217	210

	$288	$432	$608

*	Capital expenditures for pollution abatement include amounts to comply with the 2005 Consent Decree pertaining to certain alleged Clean Air Act violations at the Company’s refineries. Pollution abatement capital outlays are expected to approximate $98 and $101 million in 2011 and 2012, respectively, excluding amounts attributable to the Toledo refinery after the expected closing of the sale in the first quarter of 2011 and the Marcus Hook Consent Decree which may be delayed as a result of discussions with government environmental authorities.

Remediation Activities

Information regarding remediation activities at Sunoco’s facilities and at formerly owned or third-party sites is included in the discussion under “Environmental Remediation Activities” in Note 14 to the Consolidated Financial Statements (Item 8) and is incorporated herein by reference.

Regulatory Matters

Through the operation of its refineries, chemical plants, marketing facilities, coke plants and coal mines, Sunoco’s operations emit greenhouse gases (“GHG”), including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. Current proposals being considered by Congress include cap and trade legislation and carbon taxation legislation. One current cap and trade bill proposes a system that would begin in 2012 which would require the Company to provide carbon emission allowances for emissions at its manufacturing facilities as well as emissions caused by the use of fuels it sells. The cap and trade program would require affected businesses to buy emission credits from the government, other businesses or through an auction process. The exact amount of such costs, as well as those that could result from any carbon taxation, would not be established until the future. However, the Company believes that these costs could be material, and there is no assurance that the Company would be able to recover them in the sale of its products. Other federal and state actions to develop programs for the reduction of GHG emissions are also being considered. In addition, during 2009, the U.S. Environmental Protection Agency (“EPA”) indicated that it intends to regulate carbon dioxide emissions. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

National Ambient Air Quality Standards (“NAAQS”) for ozone and fine particles promulgated by the EPA have resulted in identification of non-attainment areas throughout the country, including Texas, Pennsylvania, and Ohio, where Sunoco operates facilities. Areas designated by the EPA as “moderate” non-attainment for ozone, including Philadelphia and the Houston/Galveston/Brazoria area, were required to meet the ozone requirements by 2010 before currently mandated federal control programs were to take effect. In January 2009, the EPA issued a finding that the Pennsylvania and Texas State Implementation Plans (“SIPs”) failed to demonstrate attainment for the Philadelphia and Houston/Galveston/Brazoria airsheds by the 2010 deadline. This finding is expected to result in more stringent offset requirements and could result in other negative consequences. Texas petitioned the EPA to redesignate the Houston area as “severe” non-attainment for ozone and in 2009 the EPA granted the petition. Under this designation, Houston’s SIP was due in 2010 and attainment must be achieved by 2019. In 2005, the EPA also identified numerous counties, including the county where the Toledo refinery is located, that are now in attainment of the fine particles standard. In September 2006, the EPA issued a final rule tightening the standard for fine particles. This standard is currently being challenged in federal court by various states and environmental groups. In March 2007, the EPA issued final rules to implement the 1997 fine particle matter (PM 2.5) standards. States had until April 2008 to submit plans to the EPA demonstrating attainment by 2010 or, at the latest, 2015. However, the March 2007 rule does not address attainment of the September 2006 standard. In March 2008, the EPA promulgated a new, more stringent ozone standard, which was challenged in a lawsuit in May 2008 by environmental organizations. Regulatory programs, when established to implement the EPA’s air quality standards, could have an impact on Sunoco and its operations. However, the potential financial impact cannot be reasonably estimated until the lawsuit is resolved, the EPA promulgates regulatory programs to attain the standards, and the states, as necessary, develop and implement revised SIPs to respond to the new regulations.

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

Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Sunoco uses swaps, options, futures, forwards and other derivative instruments to hedge a variety of commodity price risks. Derivative instruments are used from time to time to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in what Sunoco considers to be acceptable margins for various refined products and to lock in the price of a portion of the Company’s electricity and natural gas purchases or sales and transportation costs. Sunoco does not hold or issue derivative instruments for speculative purposes.

Sunoco is at risk for possible changes in the market value of all of its derivative contracts; however, such risk would be mitigated by price changes in the underlying hedged items. At December 31, 2010, Sunoco had accumulated net derivative deferred losses, before income taxes, of less than $4 million on all of its open derivative contracts. Open contracts as of December 31, 2010 vary in duration but generally do not extend beyond 2011.

Sunoco also is exposed to credit risk in the event of nonperformance by derivative counterparties. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached. As a result, the Company had no significant derivative counterparty credit exposure at December 31, 2010 (see Note 18 to the Consolidated Financial Statements under Item 8).

Interest Rate Risk

Sunoco has market risk exposure for changes in interest rates relating to its outstanding borrowings. Sunoco manages this exposure to changing interest rates through the use of a combination of fixed- and floating-rate debt. At December 31, 2010, the Company had $2,282 million of fixed-rate debt and $147 million of floating-rate debt. A hypothetical one-percentage point decrease in interest rates would increase the fair value of the Company’s fixed-rate borrowings at December 31, 2010 by approximately $130 million. However, such change in interest rates would not have a material impact on income or cash flows as the majority of the outstanding borrowings consisted of fixed-rate instruments. Sunoco also has market risk exposure for changes in interest rates relating to its retirement benefit plans (see “Critical Accounting Policies—Retirement Benefit Liabilities” below). Sunoco generally does not use derivatives to manage its market risk exposure to changing interest rates.

Dividends and Share Repurchases

The Company has paid cash dividends regularly on a quarterly basis since 1904. The Company reduced the quarterly cash dividend paid on its common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year) beginning with the first quarter of 2010. The Company had previously increased the quarterly cash dividend from $.275 per share to $.30 per share beginning with the second quarter of 2008. The Company’s management believes that Sunoco’s current dividend level is sustainable under current conditions.

The Company did not repurchase any of its common stock in the open market in 2010 and 2009. In 2008, the Company repurchased 0.8 million shares of its common stock for $49 million. At December 31, 2010, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock. Additional repurchases of Company stock will be dependent on prevailing market conditions, available cash and the attractiveness of repurchasing stock relative to other investment alternatives. The Company currently has no plans to repurchase any of its common stock during 2011.

Critical Accounting Policies

A summary of the Company’s significant accounting policies is included in Note 1 to the Consolidated Financial Statements (Item 8). Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the financial statements with useful and reliable information about the Company’s operating results and financial condition. The preparation of Sunoco’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Significant items that are subject to such estimates and assumptions consist of retirement benefit liabilities, long-lived assets, environmental remediation activities and deferred income taxes. Although management bases its estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, actual results may differ to some extent from the estimates on which the Company’s consolidated financial statements are prepared at any point in time. Despite these inherent limitations, management believes the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations and Consolidated Financial Statements provide a meaningful and fair perspective of the Company. Management has reviewed the assumptions underlying its critical accounting policies with the Audit Committee of Sunoco’s Board of Directors.

Retirement Benefit Liabilities

Sunoco has substantial obligations in connection with its funded and unfunded noncontributory defined benefit pension plans. Effective June 30, 2010, benefits under these plans were frozen for most participants. In addition, Sunoco has postretirement benefit plans which provide health care benefits for substantially all of its current retirees. Medical benefits under these plans were also phased down or eliminated for all employees retiring after July 1, 2010. There are no planned changes in benefits for current retirees. The postretirement benefit plans are unfunded and the costs are shared by Sunoco and its retirees. The levels of required retiree contributions to these plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance. In addition, there is a dollar cap on Sunoco’s future contributions for its principal postretirement health care benefits plan, which significantly reduces the impact of future cost increases on the estimated postretirement benefit expense and benefit obligation.

SunCoke Energy also amended its postretirement plans during the first quarter of 2010. Postretirement medical benefits for its future retirees will be phased out or eliminated, effective January 1, 2011, for most non-mining employees with less than ten years of service on January 1, 2011 and employer costs for all those still eligible for such benefits have been capped.

The principal assumptions that impact the determination of both expense and benefit obligations for Sunoco’s pension plans are the discount rate and the long-term expected rate of return on plan assets. The discount rate and the health care cost trend are the principal assumptions that impact the determination of both expense and benefit obligations for Sunoco’s postretirement health care benefit plans.

The discount rates used to determine the present value of future pension payments and medical costs are based on a portfolio of high-quality (AA rated) corporate bonds with maturities that reflect the estimated duration of Sunoco’s pension and other postretirement benefit obligations. The present values of Sunoco’s future pension and other postretirement obligations were determined using discount rates of 4.95 and 4.40 percent, respectively, at December 31, 2010 and 5.50 and 5.10 percent, respectively, at December 31, 2009. Sunoco’s expense under these plans is generally determined using the discount rate as of the beginning of the year, or using a weighted-average rate when curtailments, settlements and/or other events require a plan remeasurement. The weighted-average discount rate for pension plans was 5.20 percent for 2010, 6.00 percent for 2009 and 6.25 percent for 2008, and will be 4.95 percent as of January 1, 2011, and for postretirement plans was 4.90 percent for 2010, 5.95 percent for 2009, 6.10 percent for 2008, and will be 4.40 percent as of January 1, 2011.

The long-term expected rate of return on plan assets was assumed to be 8.25 percent for each of the last three years. A long-term expected rate of return of 8.25 percent on plan assets is also expected to be used to determine Sunoco’s pension expense for 2011. The expected rate of return on plan assets is estimated utilizing a variety of factors including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and fixed income securities. In determining pension expense, the Company applies the expected rate of return to the market-related value of plan assets at the beginning of the year, which is determined using a quarterly average of plan assets from the preceding year. The expected rate of return on plan assets is designed to be a long-term assumption. It generally will differ from the actual annual return which is subject to considerable year-to-year variability. For 2010, the pension plan assets generated a positive return of 16.0 percent, compared to a positive return of 25.2 in 2009 and a negative return of 28.8 percent in 2008. For the 15-year period ended December 31, 2010, the compounded annual investment return on Sunoco’s pension plan assets was a positive return of 7.4 percent. As permitted by existing accounting rules, the Company does not recognize currently in pension expense the difference between the expected and actual return on assets. Rather, the difference along with other actuarial gains or losses resulting from changes in actuarial assumptions used in accounting for the plans (primarily the discount rate) and differences between actuarial assumptions and actual experience are fully recognized in the consolidated balance sheets. Except as discussed below, if such actuarial gains and losses on a cumulative basis exceed 10 percent of the projected benefit obligation, the excess is amortized into net income as a component of pension or postretirement benefits expense generally over the average remaining service period of plan participants still employed with the Company, which currently is approximately 9 years for the pension plans and approximately 5 years for the postretirement benefit plans. At December 31, 2010, the accumulated net actuarial loss for defined benefit and postretirement benefit plans was $389 and $100 million, respectively.

Sunoco is also required to accelerate the recognition of a portion of its cumulative actuarial losses into net income if the amount of pension liabilities settled in a given year is greater than the service and interest cost components of its defined benefit plans expense. As a result of the workforce reduction, the sale of the Tulsa refinery, the permanent shutdown of the Eagle Point refinery and the sale of the polypropylene chemicals business, the Company incurred noncash settlement losses totaling $56 and $111 million with respect to its defined benefit plans in 2010 and 2009, respectively. In addition, as a result of the above-noted changes, the service cost and interest on the existing defined benefit pension plan obligations have declined. This reduction in service and interest cost will also increase the likelihood that settlement gains or losses, representing the accelerated amortization of deferred gains and losses, will be recognized in the future as previously earned lump sum payments are made.

Sunoco has unrecognized prior service benefits related to its postretirement benefit plans of $56 million at December 31, 2010 which is primarily attributable to the phase down or elimination of retiree medical benefits described above. Most of the benefit of this liability reduction will be amortized into income through 2016.

The initial health care cost trend assumptions used to compute the accumulated postretirement benefit obligation were increases of 8.5 percent, 9.0 percent and 9.5 percent at December 31, 2010, 2009 and 2008, respectively. These trend rates were assumed to decline gradually to 5.5 percent in 2017 and to remain at that level thereafter.

Set forth below are the estimated increases in pension and postretirement benefits expense and benefit obligations that would occur in 2011 from a change in the indicated assumptions (dollars in millions):

	Change in Rate	Expense	Benefit Obligations*
Pension benefits:
Decrease in the discount rate	.25%	$2	$29
Decrease in the long-term expected rate of return on plan assets	.25%	$2	$—
Postretirement benefits:
Decrease in the discount rate	.25%	$1	$6
Increase in the annual health care cost trend rates	1.00%	$—	$1

*	Represents the projected benefit obligations for defined benefit plans and the accumulated postretirement benefit obligations for postretirement benefit plans.

Long-Lived Assets

The cost of plants and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. There have been no significant changes in the useful lives of the Company’s plants and equipment during the 2008-2010 period.

A decision to dispose of an asset may necessitate an impairment review. If the criteria of assets held for sale are met, an impairment would be recognized for any excess of the aggregate carrying amount of assets and liabilities included in the disposal group over their fair value less cost to sell.

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

Sunoco had asset impairments totaling $22, $285 and $155 million after tax during 2010, 2009 and 2008, respectively. The impairments in 2010 related primarily to additional asset write-downs attributable to a decline in the fair market value of certain assets of the Eagle Point refinery which was permanently shut down in the fourth quarter of 2009. The impairments in 2009 related primarily to the write-down to estimated fair value of the Eagle Point refinery as well as the write-down of certain other assets primarily in the Refining and Supply business. Estimates of the fair market value of the Eagle Point assets utilized in 2010 and 2009 were largely based upon an independent appraiser’s use of observable current replacement costs of similar new equipment adjusted to reflect the age, condition, maintenance history and estimated remaining useful life. As such, it reflected both observable and unobservable inputs and was therefore determined to be a level 3 fair value measurement within the fair value hierarchy under generally accepted accounting principles. The impairments in 2008 related to the discontinued Tulsa refining operations, which were sold on June 1, 2009; a polypropylene plant in Bayport, TX which was permanently shut down in March 2009; goodwill related to the Company’s polypropylene business; and certain retail marketing properties held for sale in the Company’s Retail Portfolio Management program. For a further discussion of these asset impairments, see Note 2 to the Consolidated Financial Statements (Item 8).

The Toledo refinery assets included in the disposal group, consisting primarily of refinery assets, crude oil, refined product and materials and supplies inventories and goodwill, were classified as held for sale at December 31, 2010. The aggregate fair value less cost to sell exceeded the related carrying amount of the disposal group and, as a result, no impairment was recognized. The estimated fair value of the disposal group was based upon the expected proceeds as indicated in the Toledo sales agreement.

Sunoco also conducted impairment tests for its phenol chemical assets during 2010. The impairment test was prepared based upon Sunoco’s best estimate of future operating cash flows from its phenol plants over their expected useful lives. The estimate of future undiscounted cash flows was prepared based upon the Company’s operating plan for the next three years and margins realized during the most recent six-year business cycle. While the undiscounted cash flows exceeded the carrying amounts of the assets, the margin was relatively narrow. Given the sensitivity of the most recent impairment test, if phenol sales volumes and margins do not return to their historical levels, a significant writedown of the phenol assets could be required. The carrying amount of the phenol facilities was $419 million at December 31, 2010.

SunCoke Energy is currently conducting an engineering study to evaluate the expected physical life of the coke ovens at its Indiana Harbor operation. Some ovens and associated equipment are heaving and settling differentially as a result of the instability of the ground on which it was constructed. This differential movement has reduced production and required corrective action to certain ovens, ancillary equipment and structures. Higher maintenance costs are expected to continue as a result of this condition. SunCoke Energy has completed a capital project to improve the stability of certain boiler supports and the emission shed supports, which previously had been damaged as a result of such differential movement. In addition, an oven repair and maintenance program has been implemented to limit further deterioration to the ovens. The engineering study at Indiana Harbor is expected to be completed during the first quarter of 2011. At this time, the likely outcome of the study cannot be determined. Possible results include additional maintenance spending to continue operations at the current operating levels, a change in the useful life of all or part of the plant, or the impairment of one or more oven batteries which could be followed by capital spending to retain the current plant capacity. The carrying amount of the Indiana Harbor coke facility was $119 million at December 31, 2010.

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

Sunoco’s accrual for environmental remediation activities amounted to $115 million at December 31, 2010. This accrual is for work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. In the above instances, if a range of probable environmental cleanup costs exists for an identified site, existing accounting guidance requires that the minimum of the range be accrued unless some other point in the range is more likely, in which case the most likely amount in the range is accrued. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent they are probable of occurrence and reasonably estimable.

Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2010, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $85 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was approximately $12 million at December 31, 2010. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

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

Deferred Income Taxes

The Company recognizes benefits in income and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to income and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Company in the future. Deferred income tax assets attributable to state NOLs and federal tax credit carryforwards totaling $89 million (net of federal income tax effects) and $55 million, respectively, have been recognized in Sunoco’s consolidated balance sheet as of December 31, 2010. The state NOLs begin to expire in 2019 with a substantial portion expiring in 2029 and 2030, while $19 million of the federal tax credit carryforwards expires in 2030 and the balance has no expiration date. The Company has determined that a valuation allowance totaling $22 million (net of federal income tax effects) is required for the state NOLs at December 31, 2010 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. No valuation allowance has been established for the federal tax credit carryforwards. In making the assessment of the realizability of the state NOLs and federal tax credit carryforwards, the Company relies on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.

New Accounting Pronouncements

There are no recently issued accounting pronouncements requiring adoption subsequent to December 31, 2010, that would have a significant impact on the Company’s results of operations or financial position.

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

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol and related RINs (Renewable Identification Numbers) used to demonstrate compliance with the renewable fuels standard for credits and trading;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to effect divestitures, including the expected separation of SunCoke Energy, under favorable terms;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of the Company’s insurers to meet their obligations;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with or changes in contract terms with, major customers, suppliers, dealers, distributors or other business partners;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

The information required by this Item is incorporated herein by reference to the Quantitative and Qualitative Disclosures about Market Risk on pages 57-58 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Shareholders and Board of Directors,

Sunoco, Inc.

We have audited the accompanying consolidated balance sheets of Sunoco, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income and equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunoco, Inc. and subsidiaries at December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunoco, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an adverse opinion thereon.

Philadelphia, Pennsylvania

February 28, 2011

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Operations

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Years Ended December 31
	2010	2009*	2008*
Revenues
Sales and other operating revenue (including consumer excise taxes)	$37,264	$30,271	$49,393
Interest income	5	5	17
Gain on remeasurement of pipeline equity interests (Note 2)	128	—	—
Other income, net (Notes 2, 3 and 17)	92	116	75

	37,489	30,392	49,485
Costs and Expenses
Cost of products sold and operating expenses	33,032	26,537	44,197
Consumer excise taxes	2,349	2,387	2,438
Selling, general and administrative expenses	654	671	798
Depreciation, depletion and amortization	494	484	461
Payroll, property and other taxes	116	137	137
Provision for asset write-downs and other matters (Note 2)	109	687	(18)
Interest cost and debt expense	164	145	111
Interest capitalized	(15)	(39)	(39)

	36,903	31,009	48,085
Income (loss) from continuing operations before income tax expense (benefit)	586	(617)	1,400
Income tax expense (benefit)(Note 4)	135	(366)	442

Income (loss) from continuing operations	451	(251)	958
Income (loss) from discontinued operations, net of income taxes	(23)	51	(69)

Net income (loss)	428	(200)	889
Less: Net income attributable to noncontrolling interests	194	129	113

Net income (loss) attributable to Sunoco, Inc. shareholders	$234	$(329)	$776

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$2.14	$(3.25)	$7.22
Income (loss) from discontinued operations	(.19)	.44	(.59)

Net income (loss)	$1.95	$(2.81)	$6.63

Diluted:
Income (loss) from continuing operations	$2.14	$(3.25)	$7.22
Income (loss) from discontinued operations	(.19)	.44	(.59)

Net income (loss)	$1.95	$(2.81)	$6.63

Weighted-average number of shares outstanding (Note 5):
Basic	120.1	116.9	117.0
Diluted	120.3	116.9	117.1
Cash dividends paid per share of common stock (Note 15)	$.60	$1.20	$1.175

*Reclassified to conform to 2010 presentation (Notes 1 and 2).

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Balance Sheets

(Millions of Dollars)

	At December 31
	2010	2009
Assets
Cash and cash equivalents	$1,485	$377
Accounts and notes receivable, net	2,679	2,262
Inventories (Note 6)	404	635
Income tax refund receivable	—	394
Deferred income taxes (Note 4)	129	96
Toledo refinery and related assets held for sale (Note 2)	1,029	—

Total current assets	5,726	3,764

Investments and long-term receivables (Note 7)	160	179
Properties, plants and equipment, net (Note 8)	7,055	7,626
Deferred charges and other assets (Note 10)	356	326

Total assets	$13,297	$11,895

Liabilities and Equity
Accounts payable	$3,912	$3,322
Accrued liabilities	554	484
Short-term borrowings (Note 11)	115	397
Current portion of long-term debt (Note 12)	178	6
Taxes payable	170	209

Total current liabilities	4,929	4,418

Long-term debt (Note 12)	2,136	2,061
Retirement benefit liabilities (Note 9)	481	778
Deferred income taxes (Note 4)	1,390	998
Other deferred credits and liabilities (Note 13)	562	521
Commitments and contingent liabilities (Note 14)

Total liabilities	9,498	8,776

Equity (Notes 15,16 and 17)
Common stock, par value $1 per share
Authorized—400,000,000 shares;
Issued, 2010—281,265,236 shares;
Issued, 2009—281,206,200 shares	281	281
Capital in excess of par value	1,699	1,703
Retained earnings	5,702	5,541
Accumulated other comprehensive loss	(249)	(329)
Common stock held in treasury, at cost
2010—160,669,942 shares;
2009—164,261,064 shares	(4,387)	(4,639)

Total Sunoco, Inc. shareholders’ equity	3,046	2,557
Noncontrolling interests	753	562

Total equity	3,799	3,119

Total liabilities and equity	$13,297	$11,895

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Millions of Dollars)

	For the Years Ended December 31
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$428	$(200)	$889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on divestment of discontinued polypropylene operations	169	—	—
Gain on remeasurement of pipeline equity interests	(128)	—	—
Gain on divestment of discontinued Tulsa operations	—	(70)	—
Gain on divestment of retail heating oil and propane distribution business	—	(44)	—
Provision for asset write-downs and other matters	109	699	228
Depreciation, depletion and amortization	497	521	515
Deferred income tax expense	110	54	15
Payments less than (in excess of) expense for retirement plans	(130)	32	(31)
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(390)	(705)	1,148
Inventories	82	113	318
Accounts payable and accrued liabilities	641	676	(2,368)
Income tax refund receivable and taxes payable	294	(525)	146
Other	12	(3)	(24)

Net cash provided by operating activities	1,694	548	836

Cash Flows from Investing Activities:
Capital expenditures	(772)	(899)	(1,286)
Acquisitions (Note 2)	(268)	(50)	(185)
Proceeds from divestments:
Polypropylene operations	348	—	—
Tulsa refinery and related inventory	—	157	—
Retail heating oil and propane distribution business	—	83	—
Other	50	126	21
Other	(5)	(2)	49

Net cash used in investing activities	(647)	(585)	(1,401)

Cash Flows from Financing Activities:
Net proceeds from (repayments of) short-term borrowings	(282)	74	207
Net proceeds from issuance of long-term debt	1,144	1,059	343
Repayments of long-term debt	(894)	(835)	(115)
Net proceeds from sale/issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 17)	289	110	—
Cash distributions to noncontrolling interests	(123)	(94)	(92)
Cash dividend payments	(73)	(140)	(138)
Purchases of common stock for treasury	—	—	(49)
Other	—	—	1

Net cash provided by financing activities	61	174	157

Net increase (decrease) in cash and cash equivalents	1,108	137	(408)
Cash and cash equivalents at beginning of year	377	240	648

Cash and cash equivalents at end of year	$1,485	$377	$240

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income and Equity

(Dollars in Millions, Shares in Thousands)

	Comprehensive Income (Loss)*	Sunoco, Inc. Shareholders’ Equity							Non- Controlling Interests
		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury
		Shares	Par Value				Shares	Cost
At December 31, 2007		281,080	$281	$1,662	$5,372	$(193)	163,473	$4,589	$439
Net income	$889	—	—	—	776	—	—	—	113
Other comprehensive income:
Reclassifications of settlement losses and prior service cost and actuarial loss amortization to earnings (net of related tax expense of $9)	13	—	—	—	—	13	—	—	—
Retirement benefit plans funded status adjustment (net of related tax benefit of $204) (Note 9)	(299)	—	—	—	—	(299)	—	—	—
Net hedging losses (net of related tax benefit of $8)	(12)	—	—	—	—	(12)	—	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $14)	21	—	—	—	—	21	—	—	—
Net decrease in unrealized gain on available-for-sale securities (net of related tax benefit of $5)	(7)	—	—	—	—	(7)	—	—	—
Cash dividends and distributions	—	—	—	—	(138)	—	—	—	(92)
Purchases for treasury	—	—	—	—	—	—	782	49	—
Issued under stock-based incentive plans	—	59	—	—	—	—	—	—	—
Net increase in equity related to unissued shares under stock-based incentive plans	—	—	—	5	—	—	—	—	—
Gain recognized in earnings related to prior issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 17)	—	—	—	—	—	—	—	—	(23)
Other	—	2	—	—	—	—	8	1	1

Total	$605

At December 31, 2008		281,141	$281	$1,667	$6,010	$(477)	164,263	$4,639	$438
Net income (loss)	$(200)	—	—	—	(329)	—	—	—	129
Other comprehensive loss:
Reclassifications of settlement and curtailment losses and prior service cost and actuarial loss amortization to earnings (net of related tax expense of $65)	95	—	—	—	—	95	—	—	—
Retirement benefit plans funded status adjustment (net of related tax expense of $33) (Note 9)	48	—	—	—	—	48	—	—	—
Net hedging losses (net of related tax benefit of $7)	(9)	—	—	—	—	(9)	—	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $10)	13	—	—	—	—	13	—	—	—
Net decrease in unrealized loss on available-for-sale securities (net of related tax expense of $1)	1	—	—	—	—	1	—	—	—
Cash dividends and distributions	—	—	—	—	(140)	—	—	—	(94)
Issued under stock-based incentive plans	—	65	—	—	—	—	—	—	—
Net increase in equity related to unissued shares under stock-based incentive plans	—	—	—	9	—	—	—	—	—
Net proceeds from Sunoco Logistics Partners L.P. public equity offering (Note 17)	—	—	—	22	—	—	—	—	88
Other	—	—	—	5	—	—	(2)	—	1

Total	$(52)

At December 31, 2009		281,206	$281	$1,703	$5,541	$(329)	164,261	$4,639	$562

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income and Equity—(Continued)

(Dollars in Millions, Shares in Thousands)

	Comprehensive Income (Loss)*	Sunoco, Inc. Shareholders’ Equity							Non- Controlling Interests
		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury
		Shares	Par Value				Shares	Cost
At December 31, 2009		281,206	$281	$1,703	$5,541	$(329)	164,261	$4,639	$562
Net income	$428	—	—	—	234	—	—	—	194
Other comprehensive loss:
Reclassifications of settlement and curtailment losses and prior service cost and actuarial loss amortization to earnings (net of related tax expense of $34)	51	—	—	—	—	51	—	—	—
Retirement benefit plans funded status adjustment (net of related tax expense of $5) (Note 9)	29	—	—	—	—	29	—	—	—
Net hedging losses (net of related tax benefit of $3)	(3)	—	—	—	—	(3)	—	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $1)	1	—	—	—	—	1	—	—	—
Net increase in unrealized gain on available-for-sale securities (net of related tax expense of $—)	2	—	—	—	—	2	—	—	—
Cash dividends and distributions	—	—	—	—	(73)	—	—	—	(123)
Issued under stock-based incentive plans	—	57	—	—	—	—	—	—	—
Net increase in equity related to unissued shares under stock-based incentive plans	—	—	—	12	—	—	—	—	—
Contribution to pension plans	—	—	—	(161)	—	—	(3,593)	(251)	—
Distribution in connection with modification of incentive distribution rights (Note 17)	—	—	—	75	—	—	—	—	(121)
Net proceeds from Sunoco Logistics Partners L.P. public equity offerings (Note 17)	—	—	—	76	—	—	—	—	162
Noncontrolling interest attributable to the consolidation of pipeline acquisitions (Note 17)	—	—	—	—	—	—	—	—	80
Other	—	2	—	(6)	—	—	2	(1)	(1)

Total	$508

At December 31, 2010		281,265	$281	$1,699	$5,702	$(249)	160,670	$4,387	$753

*	Comprehensive income (loss) attributable to Sunoco, Inc. shareholders amounted to $314, $(181) and $492 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Sunoco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Sunoco, Inc. and subsidiaries (collectively, “Sunoco” or the “Company”) contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Corporate joint ventures and other investees over which the Company has the ability to exercise significant influence that are not consolidated are accounted for by the equity method. Effective January 1, 2010, the Company adopted new accounting guidance concerning the accounting and reporting for VIEs. The new guidance, among other things, clarifies when a company is to be deemed the primary beneficiary and requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE. Adoption of this new guidance had no impact on the Company’s assessments of its interests in VIEs.

A variable interest entity is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is (i) the company that is subject to a majority of the risk of loss from the VIE’s activities or, if no company is subject to a majority of such risk, the company that is entitled to receive a majority of the VIE’s residual returns, and (ii) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance.

On March 31, 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem S.A. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. On June 1, 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery. As a result of the sale of the polypropylene chemicals business and Tulsa refinery, such operations have been classified as discontinued operations for all periods presented in the consolidated statements of operations and related footnotes (Note 2).

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

Revenue Recognition

The Company sells various refined products (including gasoline, middle distillates, residual fuel and petrochemicals), coke and coal and also sells crude oil in connection with the crude oil gathering and marketing activities of its publicly traded limited partnership. In addition, the Company sells a broad mix of merchandise such as groceries, fast foods and beverages at its convenience stores, operates common carrier pipelines and provides terminalling services through its publicly traded limited partnership and provides a variety of car care services at its retail gasoline outlets. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided. Title passage generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. In addition, revenues are not recognized until sales prices are fixed or determinable and collectibility is reasonably assured.

Crude oil and refined product exchange transactions, which are entered into primarily to acquire crude oil and refined products of a desired quality or at a desired location, are netted in cost of products sold and operating expenses in the consolidated statements of operations.

Consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income.

Cash Equivalents

Sunoco considers all highly liquid investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. These cash equivalents consist principally of time deposits and money market investments.

Inventories

Inventories are valued at the lower of cost or market. The cost of crude oil and petroleum and chemical product inventories is determined using the last-in, first-out method (“LIFO”). The cost of coal and coke inventories is determined primarily on a first-in, first-out method. The cost of materials, supplies and other inventories is determined using principally the average-cost method.

Depreciation and Retirements

Plants and equipment are generally depreciated on a straight-line basis over their estimated useful lives. Gains and losses on the disposals of fixed assets are generally reflected in net income.

Impairment of Long-Lived Assets

Long-lived assets held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An asset is considered to be impaired when the undiscounted estimated net cash flows expected to be generated by the asset are less than its carrying amount. The impairment recognized is the amount by which the carrying amount exceeds the fair value of the impaired asset.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, and indefinite-lived intangible assets are tested for impairment at least annually rather than being amortized. Sunoco determined that the $31 million of goodwill pertaining to its polypropylene chemicals business was impaired during 2008 and $2 million of goodwill allocated to its Eagle Point refinery was impaired during 2009 (Note 2). No other goodwill or any indefinite-lived intangible assets were impaired during the 2008-2010 period. Intangible assets with finite useful lives are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible assets is consumed. In addition, goodwill and intangible assets associated with assets to be disposed of are included in the carrying amount of such assets in determining the gain or loss on disposal.

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

All of these derivatives are recognized in the consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in net income as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in net income against the changes in the fair values of the items being hedged or reflected initially as a separate component of equity and subsequently recognized in net income when the hedged items are recognized in net income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in net income. The amount of hedge ineffectiveness on derivative contracts during the 2008-2010 period was not material. Sunoco does not hold or issue derivative instruments for speculative purposes.

Income Tax Uncertainties

The Company recognizes uncertain tax positions in its financial statements when minimum recognition threshold and measurement attributes are met in accordance with current accounting guidance. Unrecognized tax benefits and accruals for interest and penalties are included in other deferred credits and liabilities in the consolidated balance sheets. The Company recognizes interest related to unrecognized tax benefits in interest cost and debt expense and penalties in income tax expense in the consolidated statements of operations.

Retirement Benefit Liabilities

The funded status of defined benefit and postretirement benefit plans is fully recognized on the balance sheet. It is determined by the difference between the fair value of plan assets and the benefit obligation, with the benefit obligation represented by the projected benefit obligation for defined benefit plans and the accumulated postretirement benefit obligation for postretirement benefit plans. Actuarial gains (losses) and prior service benefits (costs) which have not yet been recognized in net income are recognized as a credit (charge) to the accumulated other comprehensive loss component of equity. The credit (charge) to equity, which is reflected net of related tax effects, is subsequently recognized in net income when amortized as a component of defined benefit plans and postretirement benefit plans expense. In addition, the credit (charge) may also be recognized in net income as a result of a plan curtailment or settlement.

Issuance of Partnership Units

Prior to January 1, 2009, in accordance with accounting guidance in effect at that time, Sunoco elected to record any increases in the value of its proportionate share of the equity of Sunoco Logistics Partners L.P. (the “Partnership”) resulting from the Partnership’s issuance of common units to the public as gains in the consolidated financial statements (Note 17). Effective January 1, 2009, the Company is required to reflect all changes in noncontrolling interests that do not result in a loss of control of the subsidiary as equity transactions at the time of the issuance.

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

Fair Value Measurements

The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Company utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy included in current accounting guidance. The Company generally applies the “market approach” to determine fair value. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

2. Changes in Business and Other Matters

Acquisitions

In July 2010, Sunoco Logistics Partners L.P. acquired a butane blending business from Texon L.P. for $152 million including inventory. The acquisition includes patented technology for blending butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The Partnership also increased its ownership interest in a pipeline joint venture for $6 million in July 2010. This interest continues to be accounted for as an equity method investment.

The Partnership also exercised its rights to acquire additional ownership interests in Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“WTG”) for a total of $85 million during the third quarter of 2010, increasing its ownership interests in Mid-Valley and WTG to 91 and 60 percent, respectively. As the Partnership now has a controlling financial interest in both Mid-Valley and WTG, the joint ventures are now both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. In connection with these acquisitions, Sunoco recognized a $128 million pretax gain ($37 million after tax attributable to Sunoco shareholders) from the remeasurement of the pre-acquisition equity interests in Mid-Valley and WTG to fair value upon consolidation. The fair value of such interests was determined based on the amounts paid by the Partnership in connection with the exercise of its acquisition rights. These gains are reported separately in the consolidated statement of operations.

In December 2010, Sunoco acquired 25 retail locations consisting of assets located in the Buffalo, Syracuse, Albany, and Rochester markets of central and northern New York for $25 million including inventory.

The following table summarizes the effects of Sunoco’s acquisitions during 2010 on the consolidated financial position (including the consolidation of Mid-Valley and WTG and the recognition of the gain from the remeasurement of the pre-acquisition equity interests) (in millions of dollars):

	Texon L.P.	Pipeline Equity Interests	Retail Marketing Sites	Total
Increase in:
Current assets	$14	$8	$1	$23
Properties, plants and equipment	1	471	24	496
Deferred charges and other assets*	137	—	—	137
Deferred income taxes	—	(186)	—	(186)
Sunoco, Inc. shareholders’ equity	—	(37)	—	(37)
Noncontrolling interests	—	(149)	—	(149)
Decrease in:
Current liabilities	—	10	—	10
Investments and long-term receivables	—	(26)	—	(26)

Cash paid for acquisitions	$152	$91	$25	$268

*	Consists of $90 million allocated to patents and customer contracts and $47 million allocated to goodwill.

In the third quarter of 2009, the Partnership acquired Excel Pipeline LLC, the owner of a crude oil pipeline which services Gary Williams’ Wynnewood, OK refinery and a refined products terminal in Romulus, MI for a total of $50 million. In November 2008, the Partnership purchased a refined products pipeline system, refined products terminal facilities and certain other related assets located in Texas and Louisiana from affiliates of Exxon Mobil Corporation for $185 million. The purchase price of these acquisitions has been included in properties, plants and equipment in the consolidated balance sheets (except for $21 million allocated to a supply contract included in deferred charges and other assets related to the crude oil pipeline acquisition in 2009).

No pro forma information has been presented since the impact of acquisitions during the 2008-2010 period were not material in relation to Sunoco’s consolidated results of operations.

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

As a result of the sale of the polypropylene chemicals and Tulsa refining operations, such operations have been classified as discontinued operations for all periods presented in the consolidated statements of operations and related footnotes. The following table summarizes income (loss) from discontinued operations recognized during 2010, 2009 and 2008 (in millions of dollars):

	2010	2009	2008
Income (loss) before income tax expense (benefit)	$(136)	$85	$(114)
Income tax expense (benefit)	(113)	34	(45)

Income (loss) from discontinued operations*	$(23)	$51	$(69)

*	Attributable to Sunoco, Inc. shareholders.

Income from discontinued operations in 2010 and 2009 includes a net gain (loss) on divestment consisting of the following components (in millions of dollars):

	Pretax Gain (Loss)	After- tax Gain (Loss)
2010

Loss on sale of common stock of polypropylene operations	$(169)	$(44)

2009

Gain on sale of refinery	$39	$23
Gain on sale of related inventory*	42	25
Retirement benefit plan settlement and curtailment losses	(11)	(7)

	$70	$41

*	Reflects the gain from the sale of inventories that were valued at lower LIFO costs prevailing in prior years.

Sales and other operating revenue (including consumer excise tax) from discontinued operations totaled $313, $1,543 and $5,152 million for 2010, 2009 and 2008, respectively.

Toledo Refinery—In December 2010, Sunoco entered into an agreement to sell its Toledo refinery and related crude and refined product inventories. The purchase price for the refinery is $400 million consisting of $200 million in cash and a $200 million note due two years after closing. The purchase price of the inventory will be based upon market prices near the time of closing. The purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. The transaction is subject to customary closing conditions, and is expected to be completed in the first quarter of 2011. The sale of the refinery is expected to permit the Company to direct resources and management focus toward growing Sunoco’s retail marketing and logistics businesses. Sunoco does not expect a material impact on its 2011 net income as a result of the closing of this transaction. At December 31, 2010, the Toledo refinery and its related assets have been classified as held for sale in the consolidated balance sheet. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

The following table sets forth the components of the Toledo refinery and related assets held for sale at December 31, 2010 (in millions of dollars):

Inventories:
Crude oil	$92
Petroleum and chemical products	14
Materials, supplies and other	12

Total inventories	118
Properties, plants and equipment, net	895
Deferred charges and other assets	16

$1,029

Retail Portfolio Management Program—During the 2008-2010 period, Sunoco generated $187 million of divestment proceeds related to the sale of 262 sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased retail sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During 2010, 2009 and 2008, net gains of $17, $24 and $4 million, respectively ($10, $14 and $3 million after tax, respectively) were recognized as gains on divestments in other income, net, in the consolidated statements of operations in connection with the RPM program.

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

Other Matters

Asset Write-Downs and Other Matters—The following table summarizes information regarding the provision for asset write-downs and other matters recognized during 2010, 2009 and 2008 (in millions of dollars):

	Pretax Provisions	After-Tax Provisions
2010
Eagle Point refinery	$57	$34
Business improvement initiative	68	40
MTBE litigation insurance recovery	(16)	(9)

	$109	$65

2009
Eagle Point refinery	$476	$284
Business improvement initiative	169	100
Other	42	23

	$687	$407

2008
MTBE litigation insurance recovery	$(18)	$(11)

In 2009, the Company permanently shut down all process units at the Eagle Point refinery. In connection with this decision, Sunoco recorded a $476 million provision ($284 million after tax) to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs. The estimated fair value of the Eagle Point assets was largely based upon an independent appraiser’s use of observable current replacement costs of similar new equipment adjusted to reflect the age, condition, maintenance history and estimated remaining useful life. Since the fair value reflected both observable and unobservable inputs, it was determined to be a level 3 fair value measurement within the fair value hierarchy under generally accepted accounting principles. During 2009, Sunoco also recognized a $92 million LIFO inventory gain ($55 million after tax) from the liquidation of refined product inventories in connection with the shutdown of the Eagle Point refinery (Note 6). In 2010, the Company recorded an additional $57 million provision ($34 million after tax) primarily for additional asset write-downs and contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations and recognized a $168 million LIFO inventory gain ($100 million after tax) largely attributable to the Eagle Point shutdown.

In 2009, management implemented a business improvement initiative to reduce costs and improve business processes. The initiative included all business and operations support functions, as well as operations at the Philadelphia and Marcus Hook refineries and hourly workers in certain identified areas. In connection with this initiative, the Company recorded a $169 million provision ($100 million after tax) in 2009 for employee terminations, pension and postretirement settlement and curtailment losses and other related costs. In 2010, Sunoco recorded an additional $68 million provision ($40 million after tax) consisting of $48 million ($29 million after tax) primarily for pension settlement losses and $20 million ($11 million after tax) for employee terminations and other restructuring costs.

In 2010, the Company recognized a $16 million gain ($9 million after tax) on an insurance settlement related to MTBE coverage (Note 14).

During 2009, Sunoco also recorded a $35 million provision to write down to estimated fair value certain other assets primarily in the Refining and Supply business, established $16 million of accruals for costs associated with MTBE litigation and recognized a $9 million net curtailment gain related to a freeze of pension benefits for most participants in the Company’s defined benefit pension plans and a phasedown or elimination of postretirement medical benefits (Note 9).

In 2008, the Company recognized an $18 million gain ($11 million after tax) on an insurance recovery related to an MTBE litigation settlement which occurred in 2007 (Note 14).

The following table summarizes the changes in the accrual for employee terminations and other exit costs during 2010 and 2009 (in millions of dollars):

	2010	2009
Balance at beginning of period	$68	$12
Additional accruals	54	114
Payments charged against the accruals	(50)	(58)

Balance at end of period	$72	$68

3. Other Income, Net

The components of other income, net, are as follows (in millions of dollars):

	2010	2009	2008
Gain on divestments (Note 2)	$21	$69	$9
Equity income (loss):
Pipeline joint ventures (Notes 2 and 7)	27	26	23
Other	1	(3)	(1)
Gain related to issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 17)	—	—	23
Other	43	24	21

	$92	$116	$75

4. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations are as follows (in millions of dollars):

	2010	2009	2008
Income taxes currently payable:
U.S. federal	$(105)	$(431)	$278
State and other	(9)	(2)	63

	(114)	(433)	341

Deferred taxes:
U.S. federal	209	142	92
State and other	40	(75)	9

	249	67	101

	$ 135	$(366)	$442

The reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations is as follows (in millions of dollars):

	2010	2009	2008
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$205	$(216)	$490
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests*	(68)	(45)	(40)
Manufacturers’ deduction	(1)	6	(21)
Prior-year income tax adjustments	—	—	(13)
State income taxes, net of federal income tax effects (see below)	21	(52)	45
Nonconventional fuel credits	(19)	(19)	(16)
Gasification investment tax credit**	—	(41)	—
Other	(3)	1	(3)

	$135	$(366)	$442

*	Substantially all of the income attributable to noncontrolling interests consists of partnership income which is not subject to income taxes.
**	Recognized under the flow-through method of accounting for investment tax credits.

The tax effects of temporary differences which comprise the net deferred income tax liability are as follows (in millions of dollars):

	December 31
	2010	2009
Deferred tax assets:
Retirement benefit liabilities	$210	$257
Environmental remediation liabilities	40	39
Other liabilities not yet deductible	171	153
Inventories	75	65
Federal tax credit carryforwards*	55	—
State net operating loss carryforwards, net of federal income tax effects**	89	69
Valuation allowance, net of federal income tax effects	(22)	(6)
Other	11	13

	629	590

Deferred tax liabilities:
Properties, plants and equipment	(1,563)	(1,377)
Investment in partnerships	(320)	(84)
Other	(7)	(31)

	(1,890)	(1,492)

Net deferred income tax liability	$(1,261)	$(902)

*	Includes $19 million of tax credit carryforwards which will expire in 2030 while the remaining credits have no expiration date.
**	The state net operating loss carryforward of $137 million at December 31, 2010 expires in 2019 through 2030.

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions of dollars):

	December 31
	2010	2009
Current asset	$129	$96
Noncurrent liability	(1,390)	(998)

	$(1,261)	$(902)

Net cash payments (refunds) for income taxes were $(375), $141 and $234 million in 2010, 2009 and 2008, respectively. The Company received federal income tax refunds totaling $526 million during 2010 for the carryback of its 2009 net operating loss.

During 2010, Sunoco recorded a $9 million charge related to an increase in deferred state income taxes attributable to the transfer of assets related to its continuing phenol chemicals operations to a different legal entity subsequent to the sale of the stock of the discontinued polypropylene business.

During 2008, Sunoco recorded a $16 million after-tax gain related primarily to tax credits claimed on amended federal income tax returns filed for certain prior years and a $10 million after-tax gain due to the settlement of economic nexus issues pertaining to certain state corporate income tax returns.

The following table sets forth the changes in unrecognized tax benefits (in millions of dollars):

	2010		2009	2008
Balance at beginning of year	$20		$ 45	$ 69
Additions (reductions) attributable to tax positions taken in the current year	5		—	(17)
Additions attributable to tax positions taken in prior years	—		—	7
Reductions attributable to tax positions taken in prior years	(5)		(3)	(10)
Settlements	—		(22)	(4)

Balance at end of year	$20	*	$ 20	$ 45

*	Includes $13 million ($8 million after federal income tax benefits) related to tax positions which, if recognized, would impact the Company’s effective tax rate.

Accruals for interest and penalties totaled $9 and $11 million at December 31, 2010 and 2009, respectively.

The Company’s federal income tax returns have been examined by the Internal Revenue Service for all years through 2006. It is reasonably possible that a federal examination for the 2007 and 2008 tax years will be completed within the next twelve months. The Company believes that appropriate accruals have been recorded for any potential adjustments. State and other income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company and its subsidiaries have various state and other income tax returns in the process of examination or administrative appeal. Among the issues applicable to those tax years which are under examination is the deductibility of certain intercompany expenses that were claimed in the returns as filed and whether certain Sunoco entities have economic nexus in various jurisdictions. The Company does not expect that any unrecognized tax benefits pertaining to income tax matters will significantly increase or decrease in the next twelve months.

5. Earnings Per Share Data

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	2010	2009*	2008
Weighted-average number of common shares outstanding—basic	120.1	116.9	117.0
Add effect of dilutive stock incentive awards	.2	—	.1

Weighted-average number of shares—diluted	120.3	116.9	117.1

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

6. Inventories

Inventories (excluding those attributable to the Toledo refinery which are included in assets held for sale at December 31, 2010) consisted of the following components (in millions of dollars):

	December 31
	2010	2009
Crude oil	$98	$277
Petroleum and chemical products	126	164
Coal and coke	83	87
Materials, supplies and other	97	107

	$404	$635

The current replacement cost of all inventories valued at LIFO, including inventories classified as assets held for sale, exceeded their carrying value by $3,119 and $2,725 million at December 31, 2010 and 2009, respectively. During 2010 and 2009, Sunoco reduced certain inventory quantities which were valued at lower LIFO costs prevailing in prior years. The effect of these reductions was to increase 2010 and 2009 results of operations by $112 and $86 million after tax, respectively. The 2010 amount includes $6 million after tax attributable to discontinued polypropylene chemicals operations prior to its divestment. The 2009 amount includes $25 million after tax attributable to discontinued Tulsa refining operations.

7. Investments and Long-Term Receivables

Investments and long-term receivables consisted of the following components (in millions of dollars):

	December 31
	2010	2009
Investments in affiliated companies:
Pipeline joint ventures (Notes 2 and 3)	$76	$91	*
Brazilian cokemaking operations	41	41
Other	24	23

	141	155
Accounts and notes receivable	19	24

	$160	$179

*	Includes equity interests in Mid-Valley and WTG which, at December 31, 2010, are reflected as consolidated subsidiaries of Sunoco as a result of additional ownership interests acquired in 2010 (Note 2).

Dividends received from affiliated companies which are accounted for by the equity method amounted to $16, $20 and $23 million in 2010, 2009 and 2008, respectively. Retained earnings at December 31, 2010 include $30 million of undistributed earnings attributable to these companies.

Sunoco is the operator of a cokemaking plant in Vitória, Brazil and has a total equity interest of $41 million in the project company that owns the Vitória facility consisting largely of preferred shares. Sunoco is the sole subscriber of preferred shares. The project company is a variable interest entity for which Sunoco is not the primary beneficiary.

8. Properties, Plants and Equipment

Properties, plants and equipment (excluding those attributable to the Toledo refinery which are included in assets held for sale at December 31, 2010) consisted of the following components (in millions of dollars):

	Gross Investments at Cost	Accumulated Depreciation, Depletion and Amortization	Net Investment
December 31, 2010
Refining and supply	$4,787	$2,222	$2,565
Retail marketing	1,388	674	714
Logistics	2,841	703	2,138
Chemicals	694	269	425
Coke	1,553	340	1,213

	$11,263	$4,208	$7,055

December 31, 2009
Refining and supply	$5,943	$2,429	$3,514
Retail marketing	1,355	646	709
Logistics	2,183	643	1,540
Chemicals	1,253	429	824
Coke	1,333	294	1,039

	$12,067	$4,441	$7,626

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

SunCoke Energy also amended its postretirement plans during the first quarter of 2010. Postretirement medical benefits for its future retirees will be phased out or eliminated, effective January 1, 2011, for most non-mining employees with less than ten years of service on January 1, 2011 and employer costs for all those still eligible for such benefits have been capped.

As a result of these changes, the Company’s pension and postretirement benefits liability declined approximately $35 and $95 million in the first quarter of 2010 and the fourth quarter of 2009, respectively. The benefit of these liability reductions will be amortized into income through 2016 and 2019, respectively. The service and interest cost on the existing obligations have declined as a result of these changes. The reduction in service and interest cost attributable to the Company’s defined benefit plans will also increase the likelihood that settlement gains or losses, representing the accelerated amortization of deferred gains and losses, will be recognized in the future as previously earned lump sum payments are made.

Defined benefit plans and postretirement benefit plans expense (including amounts attributable to discontinued polypropylene chemicals and Tulsa refining operations) consisted of the following components (in millions of dollars):

	Defined Benefit Plans			Postretirement Benefit Plans
	2010	2009	2008	2010	2009	2008
Service cost (cost of benefits earned during the year)	$28	$45	$47	$2	$8	$9
Interest cost on benefit obligations	61	75	81	17	24	25
Expected return on plan assets	(73)	(64)	(106)	—	—	—
Amortization of:
Actuarial losses	47	56	13	4	2	1
Prior service cost (benefit)	—	1	2	(20)	(4)	(1)

	63	113	37	3	30	34
Settlement losses (Note 2)	56	111	7	—	—	—
Special termination benefits and curtailment losses (gains) (Note 2)	3	28	—	(3)	(9)	—

	$122	$252	$44	$—	$21	$34

For 2011, amortization of actuarial losses and prior service cost (benefit) is estimated at $35 and $— million, respectively, for defined benefit plans and $12 and $(20) million, respectively, for postretirement benefit plans.

Defined benefit plans and postretirement benefit plans expense is generally determined using actuarial assumptions as of the beginning of the year, or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following weighted-average assumptions were used to determine defined benefit plans and postretirement benefit plans expense:

	Defined Benefit Plans			Postretirement Benefit Plans
	2010	2009	2008	2010	2009	2008
Discount rate	5.20%	6.00%	6.25%	4.90%	5.95%	6.10%
Long-term expected rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	3.00%	4.00%	4.00%

The long-term expected rate of return on plan assets was estimated based on a variety of factors including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and fixed income securities.

The following amounts were recognized as components of other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 (in millions of dollars):

	Defined Benefit Plans			Postretirement Benefit Plans
	2010	2009	2008	2010	2009	2008
Reclassifications to earnings of:
Actuarial loss amortization	$47	$56	$13	$4	$2	$1
Prior service cost (benefit) amortization	—	1	2	(20)	(4)	(1)
Settlement and curtailment losses (gains)	57	118	7	(3)	(13)	—
Retirement benefit plans funded status adjustment:
Actuarial gains (losses)	28	58	(512)	(25)	(37)	11
Prior service benefit (cost)	—	—	—	31	60	(2)

	$132	$233	$(490)	$(13)	$8	$9

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2010 and 2009 as well as the funded status at December 31, 2010 and 2009 (in millions of dollars):

	Defined Benefit Plans				Postretirement Benefit Plans
	2010		2009
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	2010	2009
Benefit obligations at beginning of year*	$1,123	$100	$1,195	$131	$405	$423
Service cost	28	—	43	2	2	8
Interest cost	56	5	69	6	17	24
Actuarial losses	48	7	92	6	27	38
Plan amendments	—	—	—	—	(31)	(60)
Benefits paid	(168)	(25)	(249)	(42)	(48)	(47)
Divestments	(11)	—	—	—	—	—
Premiums paid by participants	—	—	—	—	16	15
Special termination benefits and curtailment (gains) losses	(7)	2	(27)	(3)	(2)	4

Benefit obligations at end of year*	$1,069	$89	$1,123	$100	$386	$405

Fair value of plan assets at beginning of year	$804		$837
Actual income on plan assets	149		169
Employer contributions	234		47
Benefits paid from plan assets	(168)		(249)
Divestments	(11)		—

Fair value of plan assets at end of year	$1,008		$804

Underfunded accumulated obligation	$(35)	$(89)	$(303)	$(100)
Provision for future salary increases	(26)	—	(16)	—

Funded status at end of year**	$(61)	$(89)	$(319)	$(100)	$(386)	$(405)

*	Represents the projected benefit obligations for defined benefit plans and the accumulated postretirement benefit obligations (“APBO”) for postretirement benefit plans. The accumulated benefit obligations for funded and unfunded defined benefit plans amounted to $1,043 and $89 million, respectively, at December 31, 2010 and $1,107 and $100 million, respectively, at December 31, 2009.
**	Represents retirement benefit liabilities (including current portion) in the consolidated balance sheets. The current portion of retirement liabilities, which totaled $55 and $46 million at December 31, 2010 and 2009, respectively, is classified in accrued liabilities in the consolidated balance sheets.

In 2010, the Company contributed $234 million to its funded defined benefit plans consisting of $144 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. It is expected that the Sunoco common stock contributed to the plans will be liquidated over a period of approximately two years by an independent investment manager and reinvested in accordance with the targeted investment allocation of the plans.

The following table sets forth the cumulative amounts not yet recognized in net income (loss) at December 31, 2010, 2009 and 2008 (in millions of dollars):

	Defined Benefit Plans						Postretirement Benefit Plans
	2010		2009		2008
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	2010	2009	2008
Cumulative amounts not yet recognized in net income (loss):
Prior service costs (benefits)	$1	$(1)	$2	$(1)	$12	$(3)	$(56)	$(48)	$(5)
Actuarial losses	356	33	486	34	701	44	100	79	44

Accumulated other comprehensive loss (before related tax benefit)	$357	$32	$488	$33	$713	$41	$44	$31	$39

The following table sets forth the plan assets in the funded defined benefit plans measured at fair value, by input level, at December 31, 2010 and 2009 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Equity securities:
Sunoco, Inc. common stock	$66	$—	$—	$—	$—	$—	$66	$—
Domestic	80	69	—	2	—	—	80	71
International	5	5	—	—	—	—	5	5
Fixed income securities:
Government and Federal-sponsored agency obligations	68	78	—	—	—	—	68	78
Corporate and other debt instruments	—	—	252	132	—	—	252	132
Mutual and collective trust funds:
Equity securities:
Domestic	40	41	150	158	—	—	190	199
International	48	42	133	122	—	—	181	164
Fixed income securities:
Government and Federal-sponsored agency obligations	—	—	—	47	—	—	—	47
Corporate and other debt instruments	—	—	60	36	—	—	60	36
Private equity investments	—	—	—	—	77	56	77	56
Cash and cash equivalents*	29	16	—	—	—	—	29	16

	$336	$251	$595	$497	$77	$56	$1,008	$804

*Substantially all of these funds are held in connection with fixed income investment strategies.

The following table sets forth the change in fair value for plan assets measured using significant unobservable inputs (level 3) (in millions of dollars):

	2010	2009
Balance at beginning of year	$56	$59
Actual gain (loss) on plan assets:
Assets held at end of year	13	(7)
Assets sold during the year	—	—
Purchases and sales, net	8	4

Balance at end of year	$77	$56

Investments in equity and fixed income securities that are publicly traded are valued at the closing market prices on the last business day of the year. Other equity and fixed income securities are generally valued using other observable inputs to estimate fair value on the last business day of the year. Investments in mutual funds and collective trust funds are primarily based on the closing market price of the assets held in the funds on the last business day of the year.

The asset allocations attributable to the assets of the funded defined benefit plans at December 31, 2010 and 2009 and the target allocation of plan assets for 2011, by asset category, are as follows (in percentages):

	2011 Target*	December 31
		2010	2009
Asset category:
Equity securities	50	52	55
Fixed Income securities**	45	41	38
Private equity investments	5	7	7

Total	100	100	100

*	Represents target for plan assets excluding Sunoco common stock which was contributed to the plans in February 2010 and is being liquidated over a period of approximately two years.
**	Includes cash and cash equivalents which are held to manage duration in connection with fixed income investment strategies.

The investment strategy of the Company’s funded defined benefit plans is to achieve consistent positive returns, after adjusting for inflation, and to maximize long-term total return within prudent levels of risk through a combination of income and capital appreciation. During 2009, a shift in the targeted investment mix was approved which is resulting in a reallocation of 10 percent of plan assets from equity securities to fixed income securities. In addition, the duration of the fixed income portfolio has been increased to better match the duration of the plan obligations. The objective of this strategy change is to reduce the volatility of investment returns, funded status of the plans and required contributions.

The expected benefit payments through 2020 for the defined benefit and postretirement benefit plans are as follows (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans*
	Funded Plans	Unfunded Plans
Year ending December 31:
2011	$162	$17	$38
2012	$121	$12	$38
2013	$117	$12	$38
2014	$114	$12	$36
2015	$107	$11	$34
2016 through 2020	$427	$38	$137

*Net of premiums paid by participants.

The measurement date for the Company’s defined benefit and postretirement benefit plans is December 31. The following weighted-average assumptions were used at December 31, 2010 and 2009 to determine benefit obligations for the plans:

	Defined Benefit Plans		Postretirement Benefit Plans
	2010	2009	2010	2009
Discount rate	4.95%	5.50%	4.40%	5.10%
Rate of compensation increase	3.00%	3.00%

The health care cost trend assumption used at December 31, 2010 to compute the APBO for the postretirement benefit plans was an increase of 8.5 percent (9.0 percent at December 31, 2009), which is assumed to decline gradually to 5.5 percent in 2017 and to remain at that level thereafter. A one-percentage point change each year in assumed health care cost trend rates would have the following effects at December 31, 2010 (in millions of dollars):

	1-Percentage Point Increase	1-Percentage Point Decrease
Effect on total of service and interest cost components of postretirement benefits expense	$—	$—
Effect on APBO	$1	$(1)

Defined Contribution Pension Plans

Sunoco has defined contribution pension plans which provide retirement benefits for most of its employees. Sunoco’s contributions are principally based on a percentage of employees’ annual base compensation and, effective June 30, 2010, a discretionary profit sharing contribution. These contributions are charged against income as incurred and amounted to $27, $28 and $28 million in 2010, 2009 and 2008, respectively. Contributions for 2010 include $7 million attributable to profit sharing contributions which began effective July 1, 2010.

Sunoco’s principal defined contribution plan is SunCAP. SunCAP is a combined profit sharing and employee stock ownership plan which contains a provision designed to permit SunCAP, only upon approval by the Company’s Board of Directors, to borrow in order to purchase shares of Company common stock. As of December 31, 2010, no such borrowings had been approved.

10. Deferred Charges and Other Assets

Deferred charges and other assets (excluding amounts attributable to the Toledo refinery which are included in assets held for sale at December 31, 2010) consist of the following (in millions of dollars):

	December 31
	2010	2009
Goodwill*	$120	$86
Propylene supply contract**	—	76
Dealer and distributor contracts and other intangible assets*	136	66
Other	100	98

	$356	$326

*

Includes balances attributable to $47 million allocated to goodwill and $90 million allocated to patents and customer contracts resulting from the acquisition of a butane blending business from Texon L.P. in July 2010 (Note 2).

**	This asset was sold as part of the polypropylene chemicals business’ common stock sale to Braskem S.A. in March 2010.

11. Short-Term Borrowings and Credit Facilities

The Company has a $1.28 billion revolving credit facility with a syndicate of 18 participating banks (the “Facility”), of which $1.2045 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.125 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At December 31, 2010, the Company’s tangible net worth was $3.6 billion and its targeted tangible net worth was $2.1 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not exceed .60 to 1. At December 31, 2010, this ratio was .20 to 1. At December 31, 2010, the Facility was being used to support $115 million of floating-rate notes due in 2034 (with a weighted-average interest rate of .36 percent). The Company remarkets the floating-rate notes on a weekly basis. However, any inability to remarket the floating-rate notes would have no impact on the Company’s liquidity as they currently represent a reduction in funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $395 million revolving credit facility with a syndicate of 10 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $— and $238 million at December 31, 2010 and 2009, respectively. In March 2009, the Partnership entered into an additional $63 million revolving credit facility with two participating banks, which expires in September 2011. At December 31, 2010 and 2009, there was $31 million outstanding under this facility. This amount has been classified as long-term debt as the Partnership has the ability and intent to refinance it on a long-term basis. The $395 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The $63 million facility contains a similar covenant, but the ratio in this covenant may not exceed 4.5 to 1. At December 31, 2010, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.0 to 1.

In July 2010, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with two participating banks extending an existing accounts receivable securitization facility that was scheduled to expire in August 2010 by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $275 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At December 31, 2010, there was approximately $370 million of accounts receivable eligible to support this facility; however, there were no borrowings outstanding under the facility as of that date.

12. Long-Term Debt

Long-term debt consists of the following (in millions of dollars):

	December 31
	2010	2009
9.625% notes due 2015	$ 250	$ 250
9.00% debentures due 2024	65	65
8.75% notes due 2014	175	175
7.25% notes due 2012	250	250
6.85% notes due 2040	250	—
6.75% notes due 2011	177	177
6.75% convertible subordinated debentures due 2012 (Note 15)	7	7
6.125% notes due 2016	175	175
5.50% notes due 2020	250	—
5.75% notes due 2017	400	400
4.875% notes due 2014	250	250
Revolving credit loan, floating interest rate due 2012 (Note 11)	—	238
Revolving credit loan, floating interest rate (2.77% at December 31, 2010) due 2011 (Note 11)	31	31
Other	38	52

	2,318	2,070
Less: unamortized discount	4	3
current portion	178	6

	$2,136	$2,061

The aggregate amount of long-term debt maturing and sinking fund requirements in the years 2011 through 2015 is as follows (in millions of dollars):

2011	$178	2014	$426
2012	$318	2015	$251
2013	$1

Maturities in 2011 exclude $31 million outstanding under the Partnership’s $63 million revolving credit facility since the Partnership has the ability and intent to refinance this amount on a long-term basis (see Note 11).

Cash payments for interest related to short-term borrowings and long-term debt (net of amounts capitalized) were $134, $91 and $69 million in 2010, 2009 and 2008, respectively.

The following table summarizes Sunoco’s long-term debt (including current portion) by issuer (in millions of dollars):

	December 31
	2010	2009
Sunoco, Inc.	$1,147	$1,147
Sunoco Logistics Partners L.P.	1,129	868
Other	38	52

	$2,314	$2,067

13. Other Deferred Credits and Liabilities

Other deferred credits and liabilities consist of the following (in millions of dollars):

	December 31
	2010	2009
Asset retirement obligations	$98	$94
Environmental remediation accrual (Note 14)	86	84
Self-insurance accrual	78	79
Deferred revenue on power contract restructuring*	65	68
Unrecognized tax benefits and related interest and penalties (Note 4)	29	31
Other	206	165

	$562	$521

*	Amortized over a 30-year period ending in 2035.

14. Commitments and Contingent Liabilities

Leases and Other Commitments

Sunoco, as lessee, has noncancelable operating leases for marine transportation vessels, service stations, office space and other property and equipment. Total rental expense for such leases for the years 2010, 2009 and 2008 amounted to $155, $178 and $229 million, respectively, which include contingent rentals totaling $16, $17 and $19 million, respectively. Approximately 27 percent of total rental expense was recovered through related sub-lease rental income during 2010.

The aggregate amount of future minimum annual rentals applicable to noncancelable operating leases, including amounts pertaining to lease extension options which are assumed to be exercised, are as follows (in millions of dollars):

	Current Lease Term	Lease Extension Options	Total
Year ending December 31:
2011	$102	$ —	$102
2012	89	1	90
2013	71	3	74
2014	51	3	54
2015	42	5	47
Thereafter	159	153	312

Future minimum lease payments	$514	$165	679

Less: Sub-lease rental income			(59)

Net minimum lease payments			$620

Approximately 26 percent of the aggregate amount of future minimum annual rentals applicable to noncancelable operating leases relates to time charters for marine transportation vessels. Most of these time charters contain terms of between one to four years with renewal and sublease options. The time charter leases typically require a fixed-price payment or a fixed-price minimum and a variable component based on spot-market rates. In the table above, the variable component of the lease payments has been estimated utilizing the average spot-market prices for the year 2010. The actual variable component of the lease payments attributable to these time charters could vary significantly from the estimates included in the table.

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

The fixed and determinable amounts of the obligations under these agreements are as follows (in millions of dollars):

Year ending December 31:
2011	$ 9
2012	9
2013	6
2014	4
2015	4
2016 through 2018	10

Total	42
Less: Amount representing interest	(8)

Total at present value	$34

Payments under these agreements, including variable components, totaled $22, $23 and $23 million for the years 2010, 2009 and 2008, respectively.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the consolidated balance sheets as follows (in millions of dollars):

	December 31
	2010	2009
Accrued liabilities	$29	$32
Other deferred credits and liabilities	86	84

	$115	$116

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Pipelines and Terminals	Chemicals Facilities	Hazardous Waste Sites	Other	Total
At December 31, 2007	$35	$67	$12	$4	$3	$1	$122
Accruals	9	23	3	1	3	—	39
Payments	(12)	(23)	(4)	(1)	(2)	—	(42)
Other	—	2	2	—	—	—	4

At December 31, 2008	$32	$69	$13	$4	$4	$1	$123
Accruals	7	20	4	—	1	—	32
Payments	(9)	(23)	(5)	—	(2)	—	(39)

At December 31, 2009	$30	$66	$12	$4	$3	$1	$116
Accruals	9	16	3	—	—	—	28
Payments	(8)	(19)	(3)	(1)	—	—	(31)
Other	—	2	—	—	—	—	2

At December 31, 2010	$31	$65	$12	$3	$3	$1	$115

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2010, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $85 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of December 31, 2010, Sunoco had been named as a PRP at 34 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was approximately $12 million at December 31, 2010. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $12 million at December 31, 2010 and are included principally in deferred charges and other assets in the consolidated balance sheets.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. Three actions commenced by governmental authorities assert natural resource damage claims. In addition, Sunoco recently received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damages claims. The plaintiffs in all of the cases are seeking to recover compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

As of December 31, 2010, Sunoco was a defendant in approximately 10 lawsuits involving seven states and Puerto Rico. Nine of the cases are venued in a multidistrict proceeding in a New York Federal Court. The remaining lawsuit is pending in a state court. In that case, an appellate court recently ruled that in addition to pursuing damages for MTBE contamination to public water supplies, the state may also attempt to recover damages for MTBE contamination to private water supplies, but cautioned that the lower court must carefully consider whether it is appropriate for the state to recover damages in instances where MTBE contamination of private water supplies is below the state’s MTBE maximum contaminant level and ambient groundwater quality standards.

In all of the cases, discovery is proceeding and there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability of Sunoco in these matters. Accordingly, no accrual has been established for any potential damages at December 31, 2010. However, Sunoco does not believe that the cases will have a material adverse effect on its consolidated financial position.

During the third quarter of 2010, the Company reached agreement concerning insurance coverage for certain previously incurred and potential future costs related to MTBE litigation, including the matters described above. In connection with this settlement, the Company recognized a $9 million after-tax gain. The Company reached a similar agreement with another insurer in 2008 which resulted in recognition of an $11 million after-tax gain.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at December 31, 2010.

15. Shareholders’ Equity

Each share of Company common stock is entitled to one full vote. The $7 million of outstanding 6.75 percent subordinated debentures are convertible into shares of Sunoco common stock at any time prior to maturity at a conversion price of $20.41 per share and are redeemable at the option of the Company. At December 31, 2010, there were 351,299 shares of common stock reserved for this potential conversion (Note 12).

The Company reduced the quarterly cash dividend on its common stock from $.30 per share ($1.20 per year) to $.15 per share ($.60 per year) beginning with the first quarter of 2010. The Company had previously increased the quarterly cash dividend from $.275 per share to $.30 per share beginning with the second quarter of 2008.

The Company did not repurchase any of its common stock in the open market in 2010 and 2009. In 2008, the Company repurchased 0.8 million shares of its common stock for $49 million. At December 31, 2010, the Company had a remaining authorization from its Board to repurchase up to $600 million of Company common stock.

The Company contributed 3.59 million shares of Sunoco common stock out of treasury valued at $90 million to its funded defined benefit pension plans in February 2010. The shares contributed to the defined benefit plans were removed from treasury on a last-in, first-out basis resulting in a $251 million reduction in treasury stock and a $161 million charge to capital in excess of par value.

The Company’s Articles of Incorporation authorize the issuance of up to 15 million shares of preference stock without par value, subject to approval by the Board. The Board also has authority to fix the number, designation, rights, preferences and limitations of these shares, subject to applicable laws and the provisions of the Articles of Incorporation. At December 31, 2010, no such shares had been issued.

The following table sets forth the components (net of related income taxes) of the accumulated other comprehensive loss balances in equity (in millions of dollars):

	December 31
	2010	2009
Retirement benefit plans funded status adjustment (Notes 1 and 9)	$(248)	$(328)
Hedging activities (Note 18)	(2)	—
Available-for-sale securities	1	(1)

	$(249)	$(329)

16. Stock-Based Incentive Plans

Sunoco’s principal stock-based incentive plans are the Long-Term Performance Enhancement Plan II (“LTPEP II”) and, as approved by shareholders of Sunoco on May 6, 2010, the Long-Term Performance Enhancement Plan III (“LTPEP III”). The LTPEP II and LTPEP III provide for the award of stock options, common stock units and related rights to officers and other key employees of Sunoco. No awards may be granted under LTPEP II and LTPEP III after December 31, 2013 and December 31, 2020, respectively. LTPEP II had 781,037 shares of common stock available for grant at December 31, 2010. LTPEP III authorizes the use of 3.5 million shares of common stock for awards and, as of December 31, 2010, no awards had been granted under this plan.

The stock options that have been granted under LTPEP II have a 10-year term and permit optionees to purchase Company common stock at its fair market value on the date of grant. Options that were granted prior to December 2008 are exercisable two years after the date of grant, while the options granted in December 2008 and thereafter become exercisable over a three-year period in one-third increments on each anniversary date after the date of grant. The fair value of the stock options is estimated using the Black-Scholes option pricing model. Use of this model requires the Company to make certain assumptions regarding the term that the options are expected to be outstanding (“expected life”), as well as regarding the risk-free interest rate, the Company’s expected dividend yield and the expected volatility of the Company’s stock price during the period the options are expected to be outstanding. The expected life and dividend yield are estimated based on historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant for periods that are approximately equal to the expected life. The Company uses historical share prices, for a period equivalent to the options’ expected life, to estimate the expected volatility of the Company’s share price. The fair value of the stock options has been based on the following weighted-average assumptions:

	2010	2009	2008
Expected life (years)	5	5	5
Risk-free interest rate	2.3%	2.2%	1.4%
Dividend yield	2.1%	3.6%	3.4%
Expected volatility	41.1%	41.1%	35.6%

The following table summarizes information with respect to common stock option awards under Sunoco’s stock-based incentive plans (dollars in millions, except per-share and per-option amounts):

	Shares Under Option	Weighted- Average Option Price Per Share	Weighted- Average Fair Value Per Option*	Intrinsic Value
Outstanding, December 31, 2007	1,572,308	$63.35
Granted	684,400	$35.29	$8.11
Exercised	(17,815)	$15.58		$1
Canceled	(2,120)	$16.44

Outstanding, December 31, 2008	2,236,773	$55.19
Granted	216,100	$27.76	$7.51
Exercised	(35,890)	$12.63		$1
Canceled	(84,167)	$46.69

Outstanding, December 31, 2009	2,332,816	$53.61
Granted	644,800	$28.26	$9.00
Exercised**	(7,000)	$26.05		$—
Canceled	(207,134)	$48.90

Outstanding, December 31, 2010	2,763,482 ***	$48.12		$14

Exercisable, December 31
2008	1,049,939	$63.85
2009	1,702,042	$61.35
2010	1,831,871 ***	$57.57		$4

*	Represents the weighted-average fair value per option granted as of the date of grant.
**	Cash received by the Company upon exercise amounted to less than $1 million and the related tax benefit realized amounted to less than $1 million.
***	The weighted-average remaining contractual term of outstanding options and exercisable options was 7.1 and 6.3 years, respectively.

Outstanding common stock award units under the Company’s stock-based incentive plans mature upon completion of a three- to ten-year service period or upon attainment of predetermined performance targets during a three-year period. For performance-based awards, adjustments for attainment of performance targets can range from 0-150 percent of the award grant. Awards are payable in cash or common stock as determined on the date of grant. Awards to be paid in cash are classified as liabilities in the Company’s consolidated balance sheets and are re-measured for expense purposes at fair value each period (based on the fair value of an equivalent number of Sunoco common shares at the end of the period) with any change in fair value recognized as an increase or decrease in income. For service-based awards to be settled in common stock, the grant-date fair value is based on the closing price of the Company’s shares on the date of grant. For performance-based awards to be settled in common stock, the payout of which is determined by market conditions related to stock price performance, the grant-date fair value is generally estimated using a Monte Carlo simulation model. Use of this model requires the Company to make certain assumptions regarding expected volatility of the Company’s stock price during the vesting period as well as regarding the risk-free interest rate and correlations of stock returns among the Company and its peers. The Company uses historical share prices, for a period equivalent to the award’s term, to estimate the expected volatility of the Company’s share price. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant for a term that approximates the award’s term. Correlations of stock returns among the Company and its peers are calculated using historical daily stock-return data for a period equivalent to the award’s term.

The following tables set forth separately information with respect to common stock unit awards to be settled in stock and awards to be settled in cash under Sunoco’s stock-based incentive plans (dollars in millions, except per-unit amounts):

Stock Settled Awards	Awards	Weighted- Average Fair Value Per Unit*	Fair/ Intrinsic Value
Nonvested, December 31, 2007	231,165	$69.69
Granted	348,879 ***	$38.19
Performance factor adjustment**	(30,867)
Vested	(17,363)	$80.20	$1
Canceled	(3,710)	$70.92

Nonvested, December 31, 2008	528,104	$47.91
Granted	264,024	$26.99
Performance factor adjustment**	(23,736)
Vested	(34,329)	$69.95	$1
Canceled	(39,323)	$44.65

Nonvested, December 31, 2009	694,740	$38.34
Granted	448,540	$28.41
Performance factor adjustment**	(12,011)
Vested	(84,994)	$64.88	$3
Canceled	(50,745)	$34.19

Nonvested, December 31, 2010	995,530	$31.50

*	Represents the weighted-average fair value per unit as of the date of grant.
**	Consists of adjustments to vested performance-based awards to reflect actual performance. The adjustments are required since the original grants of these awards were at 100 percent of the targeted amounts.
***	Includes 217,520 performance-based awards that were granted in December 2008 for which performance targets were not established until January 2009. Accordingly, these awards were not deemed to be granted for accounting purposes until January 2009 and no expense was recognized on the awards during 2008.

Cash Settled Awards	Awards	Weighted- Average Fair Value Per Unit*	Fair/ Intrinsic Value
Nonvested, December 31, 2007	371,320	$69.15
Performance factor adjustment**	(63,469)
Vested***	(35,701)	$77.54	$2

Nonvested, December 31, 2008	272,150	$66.09
Performance factor adjustment**	(55,832)
Vested***	(68,238)	$68.43	$2
Canceled	(10,580)	$66.05

Nonvested, December 31, 2009	137,500	$63.98
Performance factor adjustment**	(18,941)
Vested***	(110,789)	$63.98	$5
Canceled	(7,770)	$63.98

Nonvested, December 31, 2010	—

*	Represents the weighted-average fair value per unit as of the date of grant.
**	Consists of adjustments to vested performance-based awards to reflect actual performance. The adjustments are required since the original grants of these awards were at 100 percent of the targeted amounts.
***	Cash payments for vested awards are made in the first quarter of the following year.

For the years 2010, 2009 and 2008, the Company recognized stock-based compensation expense of $15, $5 and $7 million, respectively, and related tax benefits of $6, $2 and $3 million, respectively. As of December 31, 2010, total compensation cost related to nonvested awards not yet recognized was $18 million, and the weighted-average period over which this cost is expected to be recognized in income is 2.3 years. The stock-based compensation expense and the total compensation cost related to nonvested awards not yet recognized reflect the Company’s estimates of performance factors pertaining to performance-based common stock unit awards. In addition, equity-based compensation expense attributable to Sunoco Logistics Partners L.P. for 2010, 2009 and 2008 amounted to $5, $5 and $4 million, respectively.

17. Noncontrolling Interests

Cokemaking Operations

Sunoco received a total of $415 million in exchange for interests in its Indiana Harbor cokemaking operations in two separate transactions in 1998 and 2002. Sunoco did not recognize any gain as of the dates of these transactions because the third-party investors were entitled to a preferential return on their respective investments until the investors had recovered their investment and achieved a cumulative annual after-tax return of approximately 10 percent. Those investors are now entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

The Company indemnifies the third-party investors (including a former investor in Sunoco’s Jewell cokemaking operations) for certain tax benefits that were available to them during the preferential return period in the event the Internal Revenue Service (“IRS”) disallows the tax deductions and benefits allocated to the third parties. These tax indemnifications are in effect until the applicable tax returns are no longer subject to IRS review. Although the Company believes the possibility is remote that it will be required to do so, at December 31, 2010, the maximum potential payment under these tax indemnifications would have been approximately $20 million.

Logistics Operations

The Partnership’s issuance of common units to the public resulted in an increase in the value of Sunoco’s proportionate share of the Partnership’s equity as the issuance price per unit exceeded Sunoco’s carrying amount per unit at the time of issuance. In accordance with accounting guidance in effect until January 1, 2009, prior to the conversion of Sunoco’s remaining subordinated units to common units in February 2007, the resultant gain to Sunoco on the issuance of common units to the public had been deferred as a component of the noncontrolling interest in the Company’s consolidated balance sheets as the common units issued did not represent residual interests in the Partnership due to Sunoco’s ownership of the subordinated units. A deferred gain of $151 million ($90 million after tax) was recognized in income in 2007 when Sunoco’s remaining subordinated units converted to common units at which time the common units became residual interests. An additional $23 million ($14 million after tax) was recognized in income in 2008 attributable to a correction of an error in the computation of the gain that was recorded in 2007. The prior-period amount was not restated as this adjustment was not deemed to be material.

In 2009, Sunoco Logistics Partners L.P. issued 2.25 million limited partnership units in a public offering, generating $110 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership, including its 2 percent general partnership interest, decreased to 40 percent. Sunoco’s general partnership interest also includes incentive distribution rights, which have provided Sunoco, as the general partner, up to 50 percent of the Partnership’s incremental cash flow. Sunoco received approximately 56 percent of the Partnership’s cash distributions during 2009 and 2008 attributable to its limited and general partnership interests and its incentive distribution rights. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights which was financed by the Partnership’s issuance of $500 million of long-term debt, consisting of $250 million of 5.50 percent notes due in

2020 and $250 million of 6.85 percent notes due in 2040. In February 2010, Sunoco also sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which further reduced its interest in the Partnership to 33 percent. In August 2010, the Partnership issued 2.01 million limited partnership units in a public offering, generating $144 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership decreased to 31 percent. As a result of these transactions, Sunoco’s share of Partnership distributions is expected to be approximately 46 percent at the Partnership’s current quarterly cash distribution rate. The accounts of the Partnership continue to be included in Sunoco’s consolidated financial statements.

Since the issuance/sale of the limited partnership units subsequent to January 1, 2009 and the modification of the incentive distribution rights discussed above did not result in a loss of control of the Partnership, they have been accounted for as equity transactions. As a result, the $110 million of cash proceeds in 2009 from the public equity offering was reflected as an increase in noncontrolling interests ($88 million) and capital in excess of par value within equity ($14 million, net of income taxes). The $145 and $144 million, respectively, of cash proceeds from the February and August 2010 public equity offerings were reflected as increases in noncontrolling interests ($48 and $114 million, respectively) and capital in excess of par value ($58 and $18 million, respectively, net of income taxes). The modification of the incentive distribution rights resulted in a $121 million decrease in noncontrolling interests and a $75 million increase in capital in excess of par value, net of income taxes.

In the third quarter of 2010, the Partnership exercised its rights to acquire additional ownership interests in Mid-Valley and WTG (see Note 2), increasing its ownership interests to 91 and 60 percent, respectively. As the Partnership now has a controlling financial interest in both Mid-Valley and WTG, the joint ventures are now both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. In connection with these acquisitions, the Partnership recorded an $80 million increase in noncontrolling interests upon consolidation of the joint ventures.

The Partnership distributes to its general and limited partners all available cash (generally cash on hand at the end of each quarter less the amount of cash the general partner determines in its reasonable discretion is necessary or appropriate to provide for the proper conduct of the Partnership’s business). During the 2008-2010 period, the Partnership increased its quarterly distribution per unit from $.87 to $1.18.

Sunoco has agreements with the Partnership which establish fees for administrative services provided by Sunoco and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities related to operation of the Partnership’s assets prior to its initial public offering in February 2002. The Partnership also participates in Sunoco’s centralized cash management program under which all of the Partnership’s cash receipts and disbursements are processed together with those of Sunoco and its other subsidiaries through Sunoco’s cash accounts with a corresponding intercompany receivable or payable. During 2010, the Partnership issued a three-year, subordinated, $100 million note to Sunoco, Inc., which bears interest at three-month LIBOR plus 275 basis points per year in connection with the funding for its purchase of the butane blending business from Texon L.P.

The following table sets forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Cokemaking Operations	Logistics Operations	Total
At December 31, 2007	$83	$356	$439
Noncontrolling interests share of income	19	94	113
Cash distributions	(31)	(61)	(92)
Gain recognized in income related to prior issuance of limited partnership units	—	(23)	(23)
Other	—	1	1

At December 31, 2008	$71	$367	$438
Noncontrolling interests share of income	22	107	129
Cash distributions	(19)	(75)	(94)
Reduction in Sunoco ownership attributable to the issuance of limited partner units to the public	—	88	88
Other	—	1	1

At December 31, 2009	$74	$488	$562
Noncontrolling interests share of income	8	186 *	194
Cash distributions	(21)	(102)	(123)
Distribution to Sunoco in connection with modification of incentive distribution rights	—	(121)	(121)
Reduction in Sunoco ownership attributable to the issuance/sale of limited partner units to the public	—	162	162
Increase attributable to the consolidation of pipeline acquisitions	—	80	80
Other	—	(1)	(1)

At December 31, 2010	$61	$692	$753

*	Includes $69 million attributable to the noncontrolling interests’ share of the $128 million pretax gain on remeasurement of pre-acquisition equity interests in Mid-Valley and WTG.

18. Fair Value Measurements

The Company’s cash equivalents, which amounted to $1,469 and $367 million at December 31, 2010 and 2009, respectively, were measured at fair value based on quoted prices in active markets for identical assets. The additional assets and liabilities that were measured at fair value on a recurring basis were not material to the Company’s consolidated balance sheets.

Sunoco’s other current assets (other than inventories, deferred income taxes and Toledo refinery and related assets held for sale) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At December 31, 2010 and 2009, the estimated fair value of Sunoco’s long term debt was $2,379 and $2,186 million, respectively, compared to carrying amounts of $2,136 and $2,061 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available at the respective balance sheet dates for similar issues.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 10,580 thousand barrels of crude oil and refined products and 2,100 thousand MM BTUs of natural gas at December 31, 2010, which vary in duration but generally do not extend beyond December 31, 2011.

The following tables set forth the impact of derivatives on the Company’s financial performance for the years ended December 31, 2010 and 2009 (in millions of dollars):

	Pretax Gains (Losses) Recognized in Other Comprehensive Income	Pretax Gains (Losses) Recognized in Earnings
Year Ended December 31, 2010
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(6)	$35	*
Commodity contracts		(37	)**
Interest rate contracts	—	—	***

	$(6)	$(2)

Derivatives not designated as hedging instruments:
Commodity contracts		$(15	)*
Commodity contracts		3	**
Transportation contracts		—	**

		$(12)

Year Ended December 31, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(16)	$13	*
Commodity contracts		(36	)**
Interest rate contracts	—	—	***

	$(16)	$(23)

Derivatives not designated as hedging instruments:
Commodity contracts		$—	*
Commodity contracts		(25	)**
Transportation contracts		(1	)**

		$(26)

*	Included in sales and other operating revenue in the consolidated statements of operations.
**	Included in cost of products sold and operating expenses in the consolidated statements of operations.
***	Included in interest cost and debt expense in the consolidated statements of operations.

19. Business Segment Information

Sunoco is a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking. Sunoco’s operations are organized into five business segments.

The Refining and Supply segment manufactures petroleum products and commodity petrochemicals at Sunoco’s Marcus Hook, Philadelphia and Toledo refineries and sells these products to other Sunoco businesses and to wholesale and industrial customers. In the fourth quarter of 2009, Refining and Supply permanently shut down all process units at its Eagle Point refinery in response to weak demand and increased global refining capacity and, in the second quarter of 2009, sold its discontinued Tulsa refining operations (Note 2). Prior to the shutdown of the Eagle Point refinery and the sale of the Tulsa refinery, Refining and Supply manufactured petroleum products at these facilities as well as lubricants at Tulsa, which were sold to other Sunoco businesses and to wholesale and industrial customers. In December 2010, Sunoco entered into an agreement to sell its

Toledo refinery and related assets (Note 2). The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

The Retail Marketing segment sells gasoline and middle distillates at retail and operates convenience stores in 23 states, primarily on the East Coast and in the Midwest region of the United States.

The Logistics segment operates refined product and crude oil pipelines and terminals and conducts crude oil and refined product acquisition and marketing activities primarily in the Northeast, Midwest and Southwest regions of the United States. In addition, the Logistics segment has ownership interests in several refined product pipeline joint ventures. Substantially all logistics operations are conducted through Sunoco Logistics Partners L.P. (Note 17).

The Chemicals segment manufactures, distributes and markets phenol and related products at chemical plants in Philadelphia, PA and Haverhill, OH. In March 2010, Sunoco sold its discontinued polypropylene business with facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA to Braskem S.A. (Note 2).

The Coke segment makes high-quality, blast-furnace coke at facilities located in Vansant, VA (Jewell), East Chicago, IN (Indiana Harbor), Franklin Furnace, OH (Haverhill) and Granite City, IL (Gateway), and produces metallurgical coal from mines in Virginia and West Virginia, primarily for use at the Jewell cokemaking facility. Substantially all of the coke sales during the 2008-2010 period were made under long-term contracts with three major steel companies. In addition, the Indiana Harbor, Haverhill and Gateway facilities generate energy in the form of heat, steam or electrical power. Sunoco is also the operator of a cokemaking plant in Vitória, Brazil (Note 7). An agreement has been entered into for a cokemaking facility and associated cogeneration power plant to be built, owned and operated by Sunoco in Middletown, OH. In the second quarter of 2010, Sunoco’s Board of Directors authorized a plan to separate Sunoco’s metallurgical cokemaking business, which is managed by SunCoke Energy, from the remainder of Sunoco. Sunoco’s Board and management believe that a separation of SunCoke Energy from the remainder of Sunoco should enable Sunoco to pursue a more focused strategic plan, invest in growth opportunities with an emphasis on retail marketing and logistics and further strengthen its balance sheet. This should permit the Company to enhance its competitive profile while becoming the premier provider of transportation fuels in its markets. Through a separation from Sunoco, SunCoke Energy will be better positioned to serve its customers, the world’s leading steel manufacturers, while also focusing on achieving its global growth potential. As a leading independent coke producer in North America, SunCoke Energy’s customer relationships, modern cokemaking assets and a leading proprietary technology should enable it to pursue these opportunities. The separation will also provide SunCoke Energy independent access to capital markets to finance new domestic and international projects. The separation of SunCoke Energy from Sunoco is expected to be completed through a two-step process.

Income tax amounts give effect to the tax credits earned by each segment. Overhead expenses that can be identified with a segment have been included as deductions in determining pretax and after-tax segment income. The remainder are included in Corporate and Other. Also included in Corporate and Other are net financing expenses and other, which consist principally of interest expense and debt and other financing expenses less interest income and interest capitalized, and significant unusual and infrequently occurring items not allocated to a segment for purposes of reporting to the chief operating decision maker. Intersegment revenues are accounted for based on the prices negotiated by the segments, which approximate market. Identifiable assets are those assets that are utilized within a specific segment.

Segment Information (millions of dollars)

	Refining and Supply	Retail Marketing	Logistics	Chemicals	Coke	Corporate and Other		Consolidated
2010
Sales and other operating revenue (including consumer excise taxes)*:
Unaffiliated customers	$14,754	$13,424	$6,689	$1,089	$1,308	$—		$37,264
Intersegment	$11,049	$—	$1,118	$—	$10	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$(19)	$176	$136	$23	$176	$(100)		$392
Income tax (expense) benefit	11	(66)	(50)	(8)	(44)	22		(135)

Income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$ (8)	$110	$ 86	$15	$132	$ (78	)**	257

Loss from discontinued operations								(23)

Income attributable to Sunoco, Inc. shareholders								$234

Equity income	$1	$—	$27	$—	$—	$—		$28
Depreciation, depletion and amortization*	$263	$93	$62	$27	$49	$—		$494
Capital expenditures***	$247	$99	$183	$20	$223	$—		$772
Investments in affiliated companies	$24	$—	$76	$—	$41	$—		$141
Identifiable assets	$4,503	$1,114	$4,000	$616	$1,462	$1,637	†	$13,297 ††

*	Excludes amounts attributable to discontinued polypropylene chemicals operations (Note 2).
**	Consists of $73 million of after-tax corporate expenses, $68 million of after-tax net financing expenses and other, a $37 million after-tax gain attributable to Sunoco shareholders from the remeasurement of pipeline equity interests to fair value, a $65 million after-tax provision for asset write-downs and other matters, $100 million after tax of LIFO inventory profits and a $9 million after-tax charge related to income tax matters (Notes 2 and 4).
***

Excludes $25 million relating to an acquisition of retail marketing sites in New York and $243 million relating to acquisitions of a butane blending business and additional ownership interests in pipeline joint ventures in Logistics (Note 2).

†	Consists of Sunoco’s $129 million consolidated deferred income tax asset and $1,508 million attributable to corporate activities consisting primarily of cash and cash equivalents.
††	After elimination of intersegment receivables.

Segment Information (millions of dollars)

	Refining and Supply	Retail Marketing	Logistics		Chemicals	Coke	Corporate and Other		Consolidated
2009
Sales and other operating revenue (including consumer excise taxes)*:
Unaffiliated customers	$12,305	$11,458	$4,696		$696	$1,116	$—		$30,271
Intersegment	$9,024	$—	$703		$—	$8	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$(513)	$146	$152		$(21)	$193	$(703)		$(746)
Income tax (expense) benefit	197	(60)	(55)		8	(13)	289		366

Income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$(316)	$ 86	$ 97		$(13)	$180	$(414	)**	(380)

Income from discontinued operations									51

Loss attributable to Sunoco, Inc. shareholders									$(329)

Equity income (loss)	$(3)	$—	$26		$—	$—	$—		$23
Depreciation, depletion and amortization*	$279	$95	$49		$28	$33	$—		$484
Capital expenditures	$380	$80	$175	***	$35	$229	$—		$899
Investments in affiliated companies	$23	$—	$91		$—	$41	$—		$155
Identifiable assets	$4,387	$1,055	$3,068		$1,222	$1,284	$928	†	$11,895 ††

*	Excludes amounts attributable to discontinued Tulsa refining and polypropylene chemicals operations (Note 2).
**	Consists of $38 million of after-tax corporate expenses, $50 million of after-tax net financing expenses and other, a $26 million after-tax gain on the divestment of the retail heating oil and propane distribution business, a $407 million after-tax provision for asset write-downs and other matters and $55 million after tax of LIFO inventory profits (Note 2).
***	Excludes $50 million acquisition of a crude oil pipeline in Oklahoma and a refined products terminal in Michigan (Note 2).
†

Consists of Sunoco’s $394 million consolidated income tax refund receivable, $96 million consolidated deferred income tax asset and $438 million attributable to corporate activities consisting primarily of cash and cash equivalents.

††	After elimination of intersegment receivables.

Segment Information (millions of dollars)

	Refining and Supply	Retail Marketing	Logistics		Chemicals	Coke	Corporate and Other		Consolidated
2008
Sales and other operating revenue (including consumer excise taxes)*:
Unaffiliated customers	$23,594	$16,097	$7,540		$1,335	$827	$—		$49,393
Intersegment	$13,875	$—	$2,566		$—	$11	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$ 729	$ 329	$133		$ 36	$135	$(75)		$1,287
Income tax (expense) benefit	(281)	(128)	(48)		(13)	(30)	58		(442)

Income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$ 448	$ 201	$ 85		$ 23	$105	$(17	)**	845

Loss from discontinued operations									(69)

Income attributable to Sunoco, Inc. shareholders									$ 776

Equity income (loss)	$(1)	$—	$23		$—	$—	$—		$22
Depreciation, depletion and amortization*	$251	$110	$46		$29	$25	$—		$461
Capital expenditures	$652	$128	$145	***	$49	$312	$—		$1,286
Investments in affiliated companies	$25	$—	$85		$—	$41	$—		$151
Identifiable assets	$5,065	$1,213	$2,240		$1,199	$1,039	$414	†	$11,150 ††

*	Excludes amounts attributable to discontinued Tulsa refining and polypropylene chemicals operations (Note 2).
**	Consists of $46 million of after-tax corporate expenses, $22 million of after-tax net financing expenses and other, a $14 million after-tax gain related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units, $26 million of after-tax gains related to income tax matters and an $11 million after-tax gain related to an insurance recovery on the settlement of MTBE litigation (Notes 2, 4 and 17).
***	Excludes $185 million acquisition from ExxonMobil of a refined products pipeline system and related storage facilities located in Texas and Louisiana (Note 2).
†	Consists of Sunoco’s $138 million consolidated deferred income tax asset and $276 million attributable to corporate activities.
††	After elimination of intersegment receivables.

The following table sets forth Sunoco’s sales to unaffiliated customers and other operating revenue by product or service (excluding amounts attributable to discontinued polypropylene chemicals and Tulsa refining operations) (in millions of dollars):

	2010	2009	2008
Gasoline:
Wholesale	$4,553	$3,830	$7,157
Retail	10,053	8,158	11,843
Middle distillates	8,625	6,669	14,119
Residual fuel	1,071	1,433	1,922
Petrochemicals	1,600	947	1,990
Other refined products	477	409	909
Convenience store merchandise	463	515	521
Other products and services	377	320	280
Resales of purchased crude oil	6,388	4,487	7,386
Coke and coal operations	1,308	1,116	827
Consumer excise taxes	2,349	2,387	2,439

	$37,264	$30,271	$49,393

Sunoco, Inc. and Subsidiaries

Quarterly Financial and Stock Market Information (Unaudited)

(Millions of Dollars, Except Per-Share Amounts and Common Stock Prices)

		2010							2009
		First Quarter	Second Quarter		Third Quarter		Fourth Quarter		First Quarter		Second Quarter	Third Quarter	Fourth Quarter
	Sales and other operating revenue (including consumer excise taxes)	$8,166	$9,572		$9,319		$10,207		$5,945		$7,271	$8,389	$8,666
	Gross profit*	$194	$482		$257		$401		$303		$162	$169	$171
	Income (loss) from continuing operations	$(15)	$176		$172		$118		$41		$(38)	$(287)	$33
	Net income (loss)	$(38)**	$176	***	$172	†	$118	††	$51	†††	$(21)#	$(286)##	$56	###
	Net income (loss) attributable to Sunoco, Inc. shareholders	$(63)	$145		$65		$87		$12		$(55)	$(312)	$26
	Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
	Basic:
	Income (loss) from continuing operations	$(.34)	$1.20		$.54		$.72		$.05		$(.59)	$(2.67)	$.04
	Net income (loss)	$(.53)	$1.20		$.54		$.72		$.10		$(.47)	$(2.67)	$.22
	Diluted:
	Income (loss) from continuing operations	$(.34)	$1.20		$.54		$.72		$.05		$(.59)	$(2.67)	$.04
	Net income (loss)	$(.53)	$1.20		$.54		$.72		$.10		$(.47)	$(2.67)	$.22
	Cash dividends per share of common stock	$.15	$.15		$.15		$.15		$.30		$.30	$.30	$.30
Common stock price@	—high	$30.98	$36.48		$37.96		$41.23		$47.40		$32.74	$29.75	$34.49
	—low	$24.64	$26.93		$32.00		$35.72		$25.79		$22.61	$21.45	$24.25
	—end of period	$29.71	$34.77		$36.50		$40.31		$26.48		$23.20	$28.45	$26.10

*	Gross profit equals sales and other operating revenue less cost of products sold; operating expenses; depreciation, depletion and amortization; and consumer excise, payroll and other applicable taxes.
**	Includes a $27 million after-tax provision for asset write-downs and other matters, a $44 million net after-tax loss related to the divestment of the discontinued polypropylene operations and a $9 million unfavorable adjustment related to income tax matters.
***	Includes a $13 million after-tax provision for asset write-downs and other matters.
†

Includes a $1 million after-tax gain related to asset write-downs and other matters and a $37 million after-tax gain attributable to Sunoco shareholders from the remeasurement of its pre-acquisition equity interests to fair value.

††

Includes a $26 million after-tax provision for asset write-downs and other matters and a $100 million after-tax gain from the liquidation of LIFO inventories largely attributable to the permanent shutdown of the Eagle Point refinery.

†††

Includes a $47 million after-tax provision for asset write-downs and other matters (including $3 and $4 million after tax attributable to the discontinued Tulsa and polypropylene chemicals operations, respectively).

#	Includes a $44 million after-tax provision for asset write-downs and other matters and a $20 million net after-tax gain related to the divestment of the discontinued Tulsa operations.
##	Includes a $304 million after-tax provision for asset write-downs and other matters and a $26 million after-tax gain on the divestment of the retail heating oil and propane distribution business.
###

Includes a $19 million after-tax provision for asset write-downs and other matters, a $21 million after-tax favorable adjustment to the gain related to the divestment of the discontinued Tulsa operations and a $55 million after-tax gain from the liquidation of LIFO inventories in connection with the permanent shutdown of the Eagle Point refinery.

@

The Company’s common stock is principally traded on the New York Stock Exchange, Inc. under the symbol “SUN.” The Company had approximately 19,000 holders of record of common stock as of January 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer. Based upon that evaluation, the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls were not effective as a result of a material weakness in internal control over financial reporting related to the accounting for income taxes as described below. Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of such controls. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are included below in this Item 9A. Notwithstanding the material weakness in accounting for income taxes, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the financial position of Sunoco, Inc. and subsidiaries at December 31, 2010 and 2009 and their consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective as a result of a material weakness in internal control over financial reporting related to the accounting for income taxes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following control deficiencies that, in the aggregate, represent a material weakness in the design and operation of its internal controls over the computation of the income tax provision and determination of the appropriate classification of income taxes payable and deferred income taxes: (i) management relied on spreadsheets that were extremely complex and difficult to prepare and review; (ii) a lack of readily available data to facilitate the accounting for complex, non-routine transactions resulted in a reasonable possibility that adjustments to balances would not be detected on a timely basis; and (iii) inexperience with the Company’s income tax accounting processes, procedures and controls due to recent employee turnover resulted in insufficient review of the income tax accounts.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is set forth below in this Item 9A.

Remediation of Material Control Weakness

The Company has begun to implement a number of remediation steps to address the material weakness discussed above and to improve its internal control over income tax accounting. Specifically, the following have been, are being or are planned to be implemented: hiring additional experienced tax personnel; tax organizational structure changes which better integrate the tax compliance and accounting functions; enhancement of our processes and procedures, including implementing new systems and software, for determining, documenting and calculating our income tax provision; and increasing the level of certain tax review activities during the financial close process.

The measures described above should remediate the material weakness identified and strengthen our internal controls over income tax accounting. Management is committed to improving the Company’s internal control processes. As the Company continues to evaluate and improve its internal control over income tax accounting, additional measures to address the material weakness or modifications to certain of the remediation procedures described above may be identified. The Company expects to complete the required remedial actions during 2011.

Changes in Internal Control over Financial Reporting

There have been no other changes in the Company’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Shareholders and Board of Directors,

Sunoco, Inc.

We have audited Sunoco, Inc and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Sunoco, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified control deficiencies that, in the aggregate, represent a material weakness in the design and operation of its internal controls over the computation of the income tax provision and determination of the appropriate classification of income taxes payable and deferred income taxes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunoco, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income and equity and cash flows for each of the three years in the period ended December 31, 2010. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 consolidated financial statements and this report does not affect our report dated February 28, 2011, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Sunoco, Inc. and subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

Philadelphia, Pennsylvania

February 28, 2011

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

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the disclosure of certain information relating to citations or orders for violations of standards under the U.S. Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The following disclosures respond to that legislation. While Sunoco believes the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that any rulemaking by the SEC will require disclosures to be presented in a form that differs from the following.

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

Responding to the Dodd-Frank Act legislation, we report that, for the three and twelve month periods ended December 31, 2010, Sunoco Inc.’s operating subsidiaries received no written notice from MSHA of: (a) a flagrant violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act, or (c) the potential to have such a pattern. There were no mining-related fatalities during the three and twelve month periods ended December 31, 2010.

The following tables present the additional information for Sunoco that is required by the Dodd-Frank Act for each mine during the periods covered by this report. The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system and/or other factors. All section references in the table refer to provisions of the Mine Act.

Alleged Citations, Orders and Violations and

Proposed Assessments and Legal Proceedings by Mine1

Three months ended December 31, 2010:

Mine Identification Number	Mine Name	Section 104 Significant and Substantial Citations[2]	Section 104(b) Orders[3]	Section 104(d) Citations and Orders[4]	Section 110(b)(2) Violations[5]	Section 107(a) Orders[6]	Total Proposed Assessments (in thousands of dollars)[7]	Legal Proceeding[8]
4406499	Dominion 7	63	1	3	—	—	$21.1	1
4406718	Dominion 26	12	—	—	—	—	10.9	—
4406748	Dominion 30	40	—	3	—	—	39.3	4
4406759	Dominion 36	40	1	—	—	—	34.3	4
4406839	Dominion 34	2	—	—	—	—	2.7	—
4407220	Dominion 44	6	—	—	—	—	1.9	—
4400649	Preparation Plant 2	10	—	—	—	—	3.0	—
4407058	Heavy Equipment Shop	—	—	—	—	—	0.2	—
4406716	Central Shop	2	—	—	—	—	—	—

	Total	175	2	6	—	—	$113.4	9

Twelve months ended December 31, 2010:

Mine Identification Number	Mine Name	Section 104 Significant and Substantial Citations[2]	Section 104(b) Orders[3]	Section 104(d) Citations and Orders[4]	Section 110(b)(2) Violations[5]	Section 107(a) Orders[6]	Total Proposed Assessments (in thousands of dollars)[7]	Legal Proceeding[8]
4406499	Dominion 7	92	1	7	—	—	$179.8	23
4406718	Dominion 26	96	—	—	—	—	81.9	21
4406748	Dominion 30	86	—	3	—	—	108.9	26
4406759	Dominion 36	172	2	—	—	—	230.3	72
4406839	Dominion 34	25	—	—	—	—	38.2	12
4407220	Dominion 44	20	—	—	—	—	6.2	—
4400649	Preparation Plant 2	16	—	—	—	—	8.7	1
4407058	Heavy Equipment Shop	—	—	—	—	—	0.2	—
4406716	Central Shop	3	—	—	—	—	0.5	—

	Total	510	3	10	—	—	$654.7	155

[1]

The foregoing tables do not include the following: (i) facilities which have been idle or closed unless they received a citation or order issued by MSHA, (ii) permitted mining sites where we have not begun operations, or (iii) mines that are operated on our behalf by contracors who hold the MSHA numbers and have the MSHA liabilities.

[2]	Alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
[3]	Alleged failures to totally abate a citation within the period of time specified in the citation.
[4]	Alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.
[5]	Alleged flagrant violations issued.
[6]	Alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated.
[7]	Amounts shown include assessments proposed during the three and twelve month periods ending December 31, 2010, on the citations and orders reflected in these tables.
[8]

This number reflects legal proceedings initiated during the three and twelve month periods ended December 31, 2010 which remain pending before the Federal Mine Safety and Health Review Commission (“Commission”) as of December 31, 2010. The Commission has jurisdiction to hear not only challenges to citations, orders, and penalties but also certain complaints by miners. The number of “pending legal actions” reported here pursuant to Section 1503(a)(3) of the Dodd-Frank Act reflects the number of contested citations, orders, penalties or complaints for which the Commission has assigned a docket number and which remain pending as of December 31, 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information on directors required by Item 401 of Regulation S-K appearing in the sections entitled “Item 1, Election of Directors,” and “ Nominees for the Board of Directors,” under the heading “Proposals on Which You May Vote;” the information required by Item 405 of Regulation S-K appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and the information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K appearing in the sections “Committee Structure” and “Director Independence” under the heading “Governance of the Company” and in the section “Nominees for the Board of Directors,” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2010, are incorporated herein by reference.

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

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2010,” “Outstanding Equity Awards at Fiscal Year-End 2010,” “Option Exercises and Stock Vested in 2010,” “Pension Benefits,” “Nonqualified Deferred Compensation in 2010,” and “Other Potential Post-Employment Payments,” and appearing under the heading “Directors’ Compensation;” and the information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2010, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K appearing in the answer to “Question: Does a shareholder own 5% or more of Sunoco’s common stock?” under the heading “Questions and Answers,” and appearing under the heading “Directors’ and Officers’ Ownership of Sunoco Stock” in the Company’s Proxy Statement, and the information required by Item 201(d) of Regulation S-K appearing in the section entitled “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2010, are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K appearing in the section entitled “Certain Relationships and Related Transactions” and the information required by Item 407(a) of Regulation S-K appearing in the section “Director Independence,” both under the heading “Governance Matters” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2010, are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A appearing in the section entitled “Item 2. Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year 2011” under the heading “Proposals on Which You May Vote” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2010, is incorporated herein by reference.

PART IV

ITEM	15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

1. Consolidated Financial Statements:

The consolidated financial statements are set forth under Item 8 of this report.

2. Financial Statement Schedules:

These schedules are omitted because the required information is shown elsewhere in this report, is not necessary or is not applicable.

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

10.2.1*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.3 of the Company’s 2008 Form 10-K filed February 25, 2009, File No.1-6841).

10.2.2*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.4 of the Company’s 2008 Form 10-K filed February 25, 2009, File No.1-6841).

10.2.3*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.5 of the Company’s 2008 Form 10-K filed February 25, 2009, File No.1-6841).

10.2.4*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.6 of the Company’s 2008 Form 10-K filed February 25, 2009, File No.1-6841).

10.2.5*

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

10.4*

—Sunoco, Inc. Directors’ Deferred Compensation Plan II, as amended and restated effective June 30, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed August 5, 2010, File No. 1-6841).

10.5*

—Sunoco, Inc. Deferred Compensation Plan, as amended and restated effective November 1, 2007 (incorporated by reference to Exhibit 10.9 of the Company’s 2007 Form 10-K filed February 27, 2008, File No. 1-6841).

10.6*

—Sunoco, Inc. Pension Restoration Plan, as amended and restated effective March 17, 2010 (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed May 6, 2010, File No. 1-6841).

10.7*

—Sunoco, Inc. Savings Restoration Plan, as amended and restated as of March 17, 2010, including amendments effective July 1, 2010 (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed May 6, 2010, File No. 1-6841).

10.8*

—Sunoco, Inc. Executive Retirement Plan, as amended and restated as of March 17, 2010, including amendments effective June 30, 2010 (incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed May 6, 2010, File No. 1-6841).

10.9*	—Sunoco, Inc. Special Executive Severance Plan, as amended and restated effective December 1, 2010.

10.10*	—Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated effective December 1, 2010.

10.11*

—Sunoco, Inc. Retainer Stock Plan for Outside Directors, as amended and restated effective May 7, 2009 (incorporated by reference to Exhibit A to Sunoco, Inc. Definitive Proxy Statement on Schedule 14A filed on March 17, 2009, File No. 1-6841).

10.12*

—Sunoco, Inc. Executive Involuntary Deferred Compensation Plan, effective March 3, 2010 (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed May 6, 2010, File No. 1-6841).

10.12.1*	—Amendment No. 2011-1 to Sunoco, Inc. Executive Involuntary Deferred Compensation Plan.

10.13*

—Sunoco, Inc. Senior Executive Incentive Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report of Form 8-K dated May 11, 2010, File No. 1-6841).

10.13.1*	—Amendment No. 2011-1 to Sunoco, Inc. Senior Executive Incentive Plan.

10.14*

—Sunoco, Inc. Long-Term Performance Enhancement Plan III, effective May 6, 2010 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 1-6841).

10.14.1*	—Form of Restricted Share Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan III.

10.14.2*	—Form of Performance Share Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan III.

10.14.3*	—Form of Stock Option Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan III.

10.15*

—Form of Second Amended and Restated Indemnification Agreement, individually entered into between Sunoco, Inc. and various directors, officers and other key employees of the Company (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 filed August 7, 2008, File No. 1-6841).

10.16*	—Form of Amendment to Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.19 of the Company’s 2007 Form 10-K filed February 27, 2008, File No. 1-6841).

10.16.1*	—The Amended Schedule to the Forms of Indemnification Agreement.

10.17*

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

10.17.1*

—Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 filed August 5, 2010, File No. 1-6841).

10.18*

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

10.18.1*

—Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. (predecessor to Bank of New York Mellon) and Towers, Perrin, Forster & Crosby, Inc.

10.19*

—Offer Letter with Stacy L. Fox, dated January 19, 2010 (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 filed May 6, 2010, File No. 1-6841).

10.20*

—Offer Letter with Frederick A. Henderson, dated September 2, 2010 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed November 4, 2010, File No. 1-6841).

10.21*

—Letter Agreement with Michael J. Thomson, dated September 2, 2010 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 filed November 4, 2010, File No. 1-6841).

10.22

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

10.23

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

10.23.1

—Amendment No. 2011-1 to Omnibus Agreement, dated as of February 22, 2011, and effective January 1, 2011, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware LLC, Atlantic Petroleum Corporation, Sunoco Pipeline L.P., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC.

10.24

—Product Terminal Services Agreement, dated as of May 1, 2007, among Sunoco, Inc. (R&M) and Sunoco Partners Marketing & Terminals L.P. (incorporated by reference to Exhibit 10.1 of Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed July 31, 2007, File No. 1-31219).

10.25**

—Product Supply Agreement between BOC Americas (PGS), Inc. and Sunoco, Inc. (R&M) dated as of September 20, 2004 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed November 4, 2004, File No. 1-6841).

10.26***

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

101

—The following financial statements from Sunoco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income and Equity; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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
Brian P. MacDonald Senior Vice President and Chief Financial Officer

Date February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 28, 2011:

CHRIS C. CASCIATO* Chris C. Casciato, Director	JAMES G. KAISER* James G. Kaiser, Director

GARY W. EDWARDS* Gary W. Edwards, Director	JOSEPH P. KROTT* Joseph P. Krott, Comptroller (Principal Accounting Officer)

LYNN L. ELSENHANS* Lynn L. Elsenhans, Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	BRIAN P. MACDONALD* Brian P. MacDonald, Senior Vice President and Chief Financial Officer (Principal Financial Officer)

URSULA O. FAIRBAIRN* Ursula O. Fairbairn, Director	JOHN W. ROWE* John W. Rowe, Director

ROSEMARIE B. GRECO* Rosemarie B. Greco, Director	JOHN K. WULFF* John K. Wulff, Director

JOHN P. JONES, III* John P. Jones, III, Director

*By	/S/ BRIAN P. MACDONALD
Brian P. MacDonald Individually and as Attorney-in-Fact