Form 10-Q
period 2011-03-31
SUNOCO INC
filed 2011-05-05
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Registrant’s telephone number, including area code: (215) 977-3000

(Former name, former address and former fiscal year, if changed since last report): Not Applicable

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

YES  ☐    NO  ☒

At March 31, 2011, there were 121,106,529 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended March 31,
	2011	2010
	(UNAUDITED)
Revenues
Sales and other operating revenue (including consumer excise taxes)	$10,609	$8,166
Interest income	4	—
Other income, net	25	26

	10,638	8,192

Costs and Expenses
Cost of products sold and operating expenses	9,819	7,311
Consumer excise taxes	548	530
Selling, general and administrative expenses	145	146
Depreciation, depletion and amortization	112	114
Payroll, property and other taxes	37	34
Provision for asset write-downs and other matters (Note 3)	6	45
Interest cost and debt expense	43	39
Interest capitalized	(6)	(3)

	10,704	8,216

Loss from continuing operations before income tax expense (benefit)	(66)	(24)
Income tax expense (benefit) (Note 4)	14	(9)

Loss from continuing operations	(80)	(15)
Loss from discontinued operations, net of income taxes (Note 2)	—	(23)

Net loss	(80)	(38)
Less: Net income attributable to noncontrolling interests	21	25

Net loss attributable to Sunoco, Inc. shareholders	$(101)	$(63)

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Loss from continuing operations	$(0.84)	$(0.34)
Loss from discontinued operations	—	(0.19)

Net loss	$(0.84)	$(0.53)

Diluted:
Loss from continuing operations	$(0.84)	$(0.34)
Loss from discontinued operations	—	(0.19)

Net loss	$(0.84)	$(0.53)

Weighted average number of shares outstanding (Note 5):
Basic	120.9	118.8
Diluted	120.9	118.8
Cash dividends paid per share of common stock	$0.15	$0.15

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of Dollars)

	At March 31, 2011	At December 31, 2010
	(UNAUDITED)
Assets
Cash and cash equivalents	$1,480	$1,485
Accounts and notes receivable, net	2,875	2,679
Note receivable from sale of Toledo refinery (Note 3)	285	—
Inventories:
Crude oil	822	98
Petroleum and chemical products	151	126
Coal and coke	89	83
Materials, supplies and other	103	97
Deferred income taxes	74	129
Toledo refinery and related assets held for sale (Note 3)	—	1,029

Total current assets	5,879	5,726

Investments and long term receivables	163	160
Note receivable from sale of Toledo refinery (Note 3)	200	—
Properties, plants and equipment, cost	10,968	11,263
Less: accumulated depreciation, depletion and amortization	3,820	4,208

Properties, plants and equipment, net	7,148	7,055
Deferred charges and other assets	396	356

Total assets	$13,786	$13,297

Liabilities and Equity
Accounts payable	$4,512	$3,912
Accrued liabilities (Note 6)	511	554
Short-term borrowings	115	115
Current portion of long-term debt	205	178
Taxes payable	317	170

Total current liabilities	5,660	4,929

Long-term debt	2,152	2,136
Retirement benefit liabilities (Note 7)	483	481
Deferred income taxes	1,226	1,390
Other deferred credits and liabilities (Note 6)	571	562
Commitments and contingent liabilities (Note 6)

Total liabilities	10,092	9,498

Equity (Note 9)
Sunoco, Inc. shareholders’ equity	2,950	3,046
Noncontrolling interests	744	753

Total equity	3,694	3,799

Total liabilities and equity	$13,786	$13,297

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	For the Three Months Ended March 31,
	2011	2010
	(UNAUDITED)
Cash Flows from Operating Activities:
Net loss	$(80)	$(38)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on divestment of discontinued polypropylene operations	—	169
Provision for asset write-downs and other matters	6	45
Depreciation, depletion and amortization	112	117
Deferred income tax benefit	(133)	(48)
Payments less than (in excess of) expense for retirement plans	3	(134)
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(200)	(11)
Inventories	(743)	(248)
Accounts payable and accrued liabilities	559	341
Income tax refund receivable and taxes payable	149	319
Other	(41)	(11)

Net cash provided by (used in) operating activities	(368)	501

Cash Flows from Investing Activities:
Capital expenditures	(150)	(161)
Acquisitions	(36)	—
Proceeds from divestments:
Toledo refinery and related inventory	546	—
Other divestments	6	8
Other	(6)	—

Net cash provided by (used in) investing activities	360	(153)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings	—	(282)
Net proceeds from issuance of long-term debt	70	571
Repayments of long-term debt	(23)	(303)
Net proceeds from sale of Sunoco Logistics Partners L.P. limited partnership units	—	145
Cash distributions to noncontrolling interests	(30)	(27)
Cash dividend payments	(18)	(18)
Other	4	1

Net cash provided by financing activities	3	87

Net increase (decrease) in cash and cash equivalents	(5)	435
Cash and cash equivalents at beginning of period	1,485	377

Cash and cash equivalents at end of period	$1,480	$812

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain on divestment of the Toledo refinery and related inventory, the gain resulting from the reduction of crude oil and refined product inventories at the Toledo refinery prior to its sale and the provision for asset write-downs and other matters (Notes 3 and 11). Results for the three months ended March 31, 2011 are not necessarily indicative of results for the full-year 2011.

2.	Discontinued Polypropylene Operations.

On March 31, 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem S.A. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. Cash proceeds from this divestment of $348 million were received in the second quarter of 2010. As a result of the sale of the polypropylene chemicals business, such operations have been classified as discontinued operations in the condensed consolidated statements of operations. Sunoco recognized a net loss of $169 million ($44 million after tax) related to the divestment which was reflected as a component of the loss from discontinued operations in the first quarter of 2010.

The following is a summary of the loss from discontinued operations for the three-month period ended March 31, 2010 (in millions of dollars):

Loss before income tax benefit	$(136)
Income tax benefit	(113)

Loss from discontinued operations*	$(23)

*	Attributable to Sunoco, Inc. shareholders.

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $313 million for the three months ended March 31, 2010.

3.	Changes in Business and Other Matters.

Divestment

On March 1, 2011, Sunoco completed the previously announced sale of its Toledo refinery and related crude and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash, a $285 million note receivable due in 90 days, a $200 million two-year note receivable, and a $6 million net receivable related to working capital adjustments subsequent to closing. In addition, the purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco has not recorded any amount related to the contingent consideration in accordance with its accounting policy election on such amounts. In connection with this transaction, the Company recognized a $15 million net pretax gain ($4 million after tax) in the first quarter of 2011. This gain includes an estimated pretax gain of $535 million attributable to the sale of crude and refined product inventories. The gain on this divestment was recognized in other income, net in the condensed consolidated statement of operations. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

Prior to the sale, Sunoco reduced crude oil and refined product inventories at the Toledo refinery which resulted in LIFO inventory profits of $42 million ($26 million after tax) during the first quarter of 2011.

Acquisitions

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc., based in Honaker, VA, for approximately $51 million. The purchase price included a net cash payment of $36 million and contingent consideration totaling $15 million primarily related to the estimated fair value of contingent royalty payments to the seller if certain minimum production levels are met for a period of up to 20 years. The assets acquired, which are adjacent to SunCoke’s existing mining operations, include two active underground mines and one active surface and highwall mine currently producing between 250 and 300 thousand tons of coal annually. Proven and probable coal reserve estimates for this acquisition total approximately 21 million tons. No pro forma information has been presented since the acquisition was not material in relation to Sunoco’s consolidated results of operations.

Asset Write-Downs and Other Matters

The following table summarizes information regarding the provision for asset write-downs and other matters recognized during the three months ended March 31, 2011 and 2010 (in millions of dollars):

	Pretax	After-tax
2011
Business improvement initiatives	$6	$4

2010
Eagle Point Refinery	$33	$20
Business improvement initiatives	12	7

	$45	$27

In connection with ongoing business improvement initiatives to reduce costs and improve business processes, the Company recorded provisions of $6 and $12 million ($4 and $7 million after tax) in the first quarter of 2011 and 2010, respectively, primarily for pension settlement losses.

In the first quarter of 2010, Sunoco recorded a $33 million accrual ($20 million after tax) primarily for contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations in December 2009.

The following table summarizes the changes in the liability for employee terminations and other exit costs (in millions of dollars):

	Three Months Ended March 31,
	2011	2010
Balance at beginning of period	$72	$68
Additional accruals	2	35
Payments charged against the accruals	(9)	(17)

Balance at end of period	$65	$86

4.	Income Taxes.

The following table summarizes the components of pretax income and income tax expense from continuing operations for the three months ended March 31, 2011 and 2010 (in millions of dollars):

	2011			2010
	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)
Income attributable to Sunoco, Inc. shareholders before discrete items	$(141)	$(24)	$(117)	$(3)	$(1)	$(2)
Discrete items:
Sale of Toledo refinery	15	11	4	—	—	—
LIFO inventory gains	42	16	26	—	—	—
Provision for asset write-downs and other matters	(6)	(2)	(4)	(45)	(18)	(27)
State deferred income tax adjustment	—	5	(5)	—	9	(9)
Other	—	5	(5)	(1)	1	(2)
Income attributable to noncontrolling interests	24	3	21	25	—	25

	$(66)	$14	$(80)	$(24)	$(9)	$(15)

The following table reconciles the U.S. statutory rate to the effective tax rates applicable to income attributable to Sunoco, Inc. shareholders before discrete items for the three months ended March 31, 2011 and 2010:

	2011	2010
U.S. statutory rate	35%	35%
Increase (reduction) resulting from:
Nonconventional fuel credits	(9)%	(5)%
Depletion	(2)%	—%
Manufacturers’ deduction	(4)%	(3)%
State income taxes (net of federal income tax effects)	1%	4%
Other	(4)%	—%

	17%	31%

In the first quarter of 2011, Sunoco recorded a $5 million increase to deferred income taxes in part due to apportionment changes as a result of the sale of the Toledo refinery. In the first quarter of 2010, Sunoco recorded a $9 million increase in deferred state income taxes attributable to the transfer of assets related to its continuing phenol chemicals operations to a different legal entity subsequent to the sale of the stock of the discontinued polypropylene business.

The Company received a federal income tax refund totaling $394 million in March 2010 for the carryback of its 2009 net operating loss.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Three Months Ended March 31,
	2011	2010
Weighted-average number of common shares outstanding-basic	120.9	118.8
Add effect of dilutive stock incentive awards*	—	—

Weighted-average number of shares-diluted	120.9	118.8

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

6.	Commitments and Contingent Liabilities.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At March 31, 2011	At December 31, 2010
Accrued liabilities	$29	$29
Other deferred credits and liabilities	86	86

	$115	$115

The following table summarizes the changes in the accrued liability for environmental remediation activities by category (in millions of dollars):

	Refineries	Retail Sites	Pipelines and Terminals	Chemicals Facilities	Hazardous Waste Sites	Other	Total
Balance at January 1, 2010	$30	$66	$12	$4	$3	$1	$116
Accruals	1	4	1	—	—	—	6
Payments	(2)	(4)	(1)	—	(1)	—	(8)
Other	—	2	—	—	—	—	2

Balance at March 31, 2010	$29	$68	$12	$4	$2	$1	$116

Balance at January 1, 2011	$31	$65	$12	$3	$3	$1	$115
Accruals	1	3	1	—	—	—	5
Payments	(2)	(4)	(1)	—	—	—	(7)
Other	—	2	—	—	—	—	2

Balance at March 31, 2011	$30	$66	$12	$3	$3	$1	$115

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At March 31, 2011, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $90 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of March 31, 2011, Sunoco had been named as a PRP at 33 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, are individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $12 million at March 31, 2011. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $13 million at March 31, 2011 and are included principally in deferred charges and other assets in the condensed consolidated balance sheet.

Regulatory Matters

Under a 2005 Consent Decree which settled certain alleged violations under the Clean Air Act, Sunoco was required to make capital outlays totaling approximately $150-$200 million related to projects at the Marcus Hook refinery prior to June 30, 2013. During the first quarter of 2011, the Company reached an agreement with the U.S. Environmental Protection Agency (“EPA”), Pennsylvania Department of Environmental Protection, and Philadelphia Air Management Services regarding the terms of a two-year extension of the capital requirements at Marcus Hook. This extension will still require a public comment period and court approval.

Through the operation of its refining and chemical facilities, marketing facilities, coke plants and coal mines, Sunoco’s operations emit greenhouse gases (“GHG”), including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. Current proposals being considered by Congress include cap and trade legislation and carbon taxation legislation. One current cap and trade bill proposes a system that would begin in 2012 which would require the Company to provide carbon emission allowances for emissions at its manufacturing facilities as well as emissions caused by the use of fuels it sells. The cap and trade program would require affected businesses to buy emission credits from the government, other businesses or through an auction process. The exact amount of such costs, as well as those that could result from any carbon taxation would not be established until the future. However, the Company believes that these costs could be material, and there is no assurance that the Company would be able to recover them in the sale of its products. Other federal and state actions to develop programs for the reduction of GHG emissions are also being considered. In addition, during 2009, the EPA indicated that it intends to regulate carbon dioxide emissions. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

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

As of March 31, 2011, Sunoco was a defendant in approximately 11 lawsuits involving eight states and Puerto Rico. Nine of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuits are pending in state courts. In one of the state cases, an appellate court recently ruled that in addition to pursuing damages for MTBE contamination to public water supplies, the state may also attempt to recover damages for MTBE contamination to private water supplies, but cautioned that the lower court must carefully consider whether it is appropriate for the state to recover damages in instances where MTBE contamination of private water supplies is below the state's MTBE maximum contaminant level and ambient groundwater quality standards.

In all of the cases, discovery is proceeding and there has been insufficient information developed about the plaintiffs' legal theories or the facts that would be relevant to an analysis of the ultimate liability of Sunoco in these matters. Accordingly, no accrual has been established for any potential damages at March 31, 2011. However, Sunoco does not believe that the cases will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2011.

7.	Retirement Benefit Plans.

The following table sets forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Service cost (cost of benefits earned during the year)	$3	$11	$—	$1
Interest cost on benefit obligations	13	16	4	5
Expected return on plan assets	(18)	(19)	—	—
Amortization of:
Actuarial losses	9	11	3	2
Prior service cost (benefit)	—	—	(5)	(4)

	7	19	2	4
Settlement losses*	9	13	—	—
Special termination benefits and curtailment losses (gains)*	7	3	(2)	(4)

Total expense	$23	$35	$—	$—

*	Includes special termination benefits of $7 million for the three months ended March 31, 2011 provided to represented plan participants of the Toledo refinery prior to its sale (Note 3). Includes settlement losses of $4 million and net curtailment gains of $1 million for the three months ended March 31, 2010 attributable to the discontinued polypropylene operations (Note 2).

In the first quarter of 2010, the Company contributed $233 million to its funded defined benefit plans consisting of $143 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. There were no contributions in the first quarter of 2011.

8.	Comprehensive Income (Loss).

The following table sets forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling interests (in millions of dollars):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Sunoco, Inc. Shareholders' Equity	Non- controlling Interests	Total	Sunoco, Inc. Shareholders' Equity	Non- controlling Interests	Total
Income (loss) from continuing operations	$(101)	$21	$(80)	$(40)	$25	$(15)
Loss from discontinued operations	—	—	—	(23)	—	(23)

Net income (loss)	(101)	21	(80)	(63)	25	(38)
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service credit and actuarial loss amortization	9	—	9	12	—	12
Retirement benefit plans funded status adjustment	—	—	—	6	—	6
Net hedging losses	(15)	—	(15)	(2)	—	(2)
Reclassification of net hedging losses to earnings	13	—	13	1	—	1
Net increase in unrealized gain on available-for-sale securities	—	—	—	1	—	1

Comprehensive income (loss)	$(94)	$21	$(73)	$(45)	$25	$(20)

9.	Equity.

	At March 31, 2011	At December 31, 2010
	(Millions of Dollars)
Sunoco, Inc. shareholders equity:
Common stock, par value $1 per share	$282	$281
Capital in excess of par value	1,715	1,699
Retained earnings	5,583	5,702
Accumulated other comprehensive loss	(242)	(249)
Common stock held in treasury, at cost	(4,388)	(4,387)

	2,950	3,046
Noncontrolling interests	744	753

Total equity	$3,694	$3,799

Sunoco, Inc. Shareholders’ Equity

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

Noncontrolling Interests

Logistics Operations

In February 2010, Sunoco received $201 million in cash from Sunoco Logistics Partners L.P. (the “Partnership”) in connection with a modification of the incentive distribution rights and Sunoco sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which reduced its interest in the Partnership to 33 percent. In August 2010, the Partnership issued 2.01 million limited partnership units in a public offering, generating $144 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership decreased to 31 percent. As a result of these transactions, Sunoco’s share of Partnership distributions is expected to be approximately 47 percent at the Partnership’s current quarterly cash distribution rate.

Since the issuance/sale of the limited partnership units and the modification of the incentive distribution rights discussed above did not result in a loss of control of the Partnership, they have been accounted for as equity transactions. The modification of the incentive distribution rights resulted in a $121 million decrease in noncontrolling interests and a $75 million increase in capital in excess of par value, net of income taxes. Cash proceeds from the offerings in February and August 2010 were reflected as increases in noncontrolling interests ($48 and $114 million, respectively) and capital in excess of par value ($58 and $18 million, respectively, net of income taxes).

Cokemaking Operations

Third-party investors in Sunoco’s Indiana Harbor cokemaking operations are entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

The Company indemnifies the third-party investors for certain tax benefits that were available to them during a preferential return period in the event the Internal Revenue Service (“IRS”) disallows the tax deductions and benefits allocated to the third parties. This preferential return period continued until the investors had achieved a cumulative preferential return of approximately 10 percent. The tax indemnifications are in effect until the applicable tax returns are no longer subject to IRS review. Although the Company believes the possibility is remote that it will be required to do so, at March 31, 2011, the maximum potential payment under these tax indemnifications would have been approximately $20 million.

The following table sets forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Logistics Operations	Cokemaking Operations	Total
Balance at December 31, 2009	$488	$74	$562
Noncontrolling interests share of income	22	3	25
Cash distributions	(23)	(4)	(27)
Distribution to Sunoco in connection with modification of incentive distribution rights	(121)	—	(121)
Reduction in Sunoco ownership attributable to the sale of limited partner units to the public	48	—	48

Balance at March 31, 2010	$414	$73	$487

Balance at December 31, 2010	$692	$61	$753
Noncontrolling interests share of income (loss)	29	(8)	21
Cash distributions	(29)	(1)	(30)

Balance at March 31, 2011	$692	$52	$744

10.	Fair Value Measurements.

The Company’s cash equivalents, which amounted to $1,457 and $1,469 million at March 31, 2011 and December 31, 2010, respectively, were measured at fair value based on quoted prices in active markets for identical assets. The additional assets and liabilities that were measured at fair value on a recurring basis were not material to the Company’s condensed consolidated balance sheets.

Sunoco’s other current assets (other than inventories, deferred income taxes and Toledo refinery and related assets held for sale) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At March 31, 2011 and December 31, 2010, the estimated fair value of Sunoco’s long term debt was $2,368 and $2,379 million, respectively, compared to carrying amounts of $2,152 and $2,136 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available at the respective balance sheet dates for similar issues. Sunoco also has a long term note receivable from the sale of the Toledo refinery which bears interest at LIBOR plus 8 percent with a maximum interest rate of 10 percent (see Note 3). The note may be repaid at any time without penalty. The estimated fair value of this financial instrument approximates its carrying value at March 31, 2011.

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

All of these derivatives are recognized in the condensed consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in income as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in net income against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in net income when the hedged items are recognized in net income. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in net income. The amount of hedge ineffectiveness on derivative contracts during the first three months of 2011 and 2010 was not material. Sunoco does not hold or issue derivative instruments for speculative purposes.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 4.1 million barrels of crude oil and refined products and 5.4 million pounds of soy beans at March 31, 2011, which vary in duration but generally do not extend beyond March 31, 2012.

The following table sets forth the impact of derivatives on the Company’s financial performance for the three months ended March 31, 2011 and 2010 (in millions of dollars):

Three Months Ended March 31, 2011:	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Location of Gains (Losses) Recognized in Earnings	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(25)	Sales and other operating revenue	$(40)
Commodity contracts		Cost of products sold and operating expenses	18

	$(25)		$(22)

Derivatives not designated as hedging instruments:
Commodity contracts		Sales and other operating revenue	$(6)
Commodity contracts		Cost of products sold and operating expenses	—

			$(6)

Three Months Ended March 31, 2010:
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(4)	Sales and other operating revenue	$(2)

	$(4)		$(2)

Derivatives not designated as hedging instruments:
Commodity contracts		Sales and other operating revenue	$(1)

			$(1)

11.	Business Segment Information.

The following tables set forth certain statement of operations information concerning Sunoco’s business segments (in millions of dollars):

	Refining and Supply	Retail Marketing	Logistics	Chemicals	Coke	Corporate and Other		Consolidated
Three Months Ended March 31, 2011:

Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$4,180	$3,843	$1,955	$301	$330	$—		$10,609
Intersegment	$3,279	$—	$303	$—	$3	$—		$—
Pretax income (loss) attributable to Sunoco, Inc. shareholders	$(138)	$12	$31	$(9)	$9	$5	*	$(90)
Income tax expense attributable to Sunoco, Inc. shareholders								11

Net loss attributable to Sunoco, Inc. shareholders								$(101)

	Refining and Supply	Retail Marketing	Logistics	Chemicals**	Coke	Corporate and Other		Consolidated
Three Months Ended March 31, 2010:

Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$3,094	$2,988	$1,508	$249	$327	$—		$8,166
Intersegment	$2,523	$—	$172	$—	$2	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$(70)	$34	$27	$5	$51	$(96	)***	$(49)
Income tax benefit attributable to Sunoco, Inc. shareholders								(9)

Loss from continuing operations attributable to Sunoco, Inc. shareholders								(40)
Loss from discontinued operations, net of income taxes								(23)

Net loss attributable to Sunoco, Inc. shareholders								$(63)

*	Consists of $22 million of corporate expenses, $24 million of net financing expenses and other, a $15 million gain on the divestment of the Toledo refinery and related inventory, $42 million of LIFO inventory profits and a $6 million provision for asset write-downs and other matters (Note 3).
**	Excludes amounts attributable to discontinued polypropylene operations (Note 2).
***	Consists of $23 million of corporate expenses, $28 million of net financing expenses and other and a $45 million provision for asset write-downs and other matters (Note 3).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

STRATEGY UPDATE

During the second quarter of 2010, Sunoco’s Board of Directors authorized a plan to separate its metallurgical cokemaking business, which is managed by its wholly owned subsidiary SunCoke Energy, from the remainder of Sunoco. Sunoco’s Board and management believe that a separation should enable Sunoco to pursue a more focused strategic plan, invest in growth opportunities with an emphasis on retail marketing and logistics and further strengthen its balance sheet. This should permit the Company to enhance its competitive profile while becoming the premier provider of transportation fuels in its markets. Through a separation from Sunoco, SunCoke Energy will be better positioned to serve its customers, the world's leading steel manufacturers, while also focusing on achieving its global growth potential. As a leading independent coke producer in North America, SunCoke Energy’s customer relationships, modern cokemaking assets and a leading proprietary technology should enable it to pursue these opportunities. The separation will also provide SunCoke Energy independent access to capital markets to finance new domestic and international projects.

In March 2011, Sunoco took another step towards this separation with the filing of a registration statement with the Securities and Exchange Commission for a proposed initial public offering of SunCoke Energy’s common stock. The number of shares to be offered and the price range for the offering have not yet been determined. An initial public offering is anticipated to be completed during 2011. At the completion of the proposed offering, Sunoco will continue to own more than 80 percent of the outstanding common stock of SunCoke Energy. Subsequent to the completion of the proposed offering, Sunoco intends to distribute the balance of its SunCoke Energy shares to Sunoco shareholders by means of a spin-off that is intended to qualify as a tax-free transaction.

RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses

	Three Months Ended March 31,
	2011	2010	Variance
	(Millions of Dollars)
Refining and Supply	$(138)	$(70)	$(68)
Retail Marketing	12	34	(22)
Logistics	31	27	4
Chemicals:
Continuing operations	(9)	5	(14)
Discontinued polypropylene operations	—	33	(33)
Coke	9	51	(42)
Corporate and Other:
Corporate expenses	(22)	(23)	1
Net financing expenses and other	(24)	(28)	4
Asset write-downs and other matters	(6)	(45)	39
Sale of Toledo refinery	15	—	15
LIFO inventory profits	42	—	42
Loss on sale of discontinued polypropylene operations	—	(169)	169

Pretax loss attributable to Sunoco, Inc. shareholders	(90)	(185)	95
Income tax expense (benefit) attributable to Sunoco, Inc. shareholders*	11	(122)	133

Net loss attributable to Sunoco, Inc. shareholders	$(101)	$(63)	$(38)

*	Includes a $113 million tax benefit attributable to discontinued polypropylene operations for the three months ended March 31, 2010.

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended March 31, 2011, the net loss attributable to Sunoco, Inc. shareholders was $101 million, or $.84 per share of common stock on a diluted basis versus a net loss attributable to Sunoco, Inc. shareholders of $63 million, or $.53 per share, in the first quarter of 2010.

The $95 million improvement in pretax results attributable to Sunoco, Inc. shareholders in the first quarter of 2011 was primarily due to the absence of the 2010 loss related to discontinued polypropylene operations ($136 million), LIFO gains in the 2011 period from the liquidation of crude oil and refined product inventories ($42 million) and lower provisions for asset write-downs and other matters ($39 million). Partially offsetting these positive factors were lower refined product and chemical margins ($61 million), lower results attributable to Sunoco’s Coke business ($42 million) and lower average retail gasoline margins ($21 million). The increase in income tax expense was largely due to the absence of a $125 million tax benefit attributable to the loss on the sale of the discontinued polypropylene operations and a lower effective tax rate on the 2011 pretax loss.

Refining and Supply

	Three Months Ended March 31,
	2011	2010
Pretax loss (millions of dollars)	$(138)	$(70)
Wholesale margin* (per barrel)	$3.14	$4.08
Crude inputs as percent of crude unit rated capacity**	74%	79%
Throughputs (thousands of barrels daily)
Crude oil	459.7	533.3
Other feedstocks	54.9	58.9

Total throughputs	514.6	592.2

Products manufactured (thousands of barrels daily):
Gasoline	265.4	306.3
Middle distillates	183.6	202.4
Residual fuel	23.7	34.8
Petrochemicals	16.3	23.7
Other	47.8	51.8

Total Production	536.8	619.0
Less: Production used as fuel in refinery operations	24.4	28.5

Total production available for sale	512.4	590.5

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects the impact of a 170 thousand barrels-per-day reduction in crude unit capacity resulting from the sale of the Toledo refinery on March 1, 2011.

Refining and Supply had a pretax loss totaling $138 million in the current quarter versus a loss of $70 million in the first quarter of 2010. The $68 million decrease in results was primarily due to lower realized margins ($50 million) and lower refined products production volumes ($22 million). The overall crude utilization rate was 74 percent for the quarter, down from the utilization rate of 79 percent in the first quarter of 2010. Production volumes were negatively affected by significant unplanned maintenance activities at the Philadelphia and Marcus Hook refineries during the first quarter of 2011.

On March 1, 2011, Sunoco completed the previously announced sale of its Toledo refinery and related crude and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash, a $285 million note receivable due in 90 days, a $200 million two-year note receivable, and a $6 million net receivable related to working capital adjustments subsequent to closing. In addition, the purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco has not recorded any amount related to the contingent consideration in accordance with its accounting policy election on such amounts. In connection with this transaction, the Company recognized a $15 million net pretax gain ($4 million after tax) in the first quarter of 2011, which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. This gain includes an estimated pretax gain of $535 million attributable to the sale of crude and refined product inventories. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

Retail Marketing

	Three Months Ended March 31,
	2011	2010
Pretax income (millions of dollars)	$12	$34
Retail margin* (per barrel):
Gasoline	$2.90	$3.74
Middle distillates	$2.97	$3.35
Sales (thousands of barrels daily)
Gasoline	287.2	271.4
Middle distillates	25.8	24.2

	313.0	295.6

Retail gasoline outlets	4,926	4,713

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel.

The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing had pretax income of $12 million in the current quarter versus $34 million in the first quarter of 2010. The decrease in earnings was primarily due to lower average retail gasoline margins ($21 million) largely driven by the inability to fully pass-through wholesale price increases caused by the run up in crude prices.

Logistics

	Three Months Ended March 31,
	2011	2010
Pretax income (millions of dollars)	$31	$27
Pipeline and terminal throughputs (thousands of barrels daily)*
Unaffiliated Customers	2,291	1,738
Affiliated Customer	1,175	1,238

	3,466	2,976

*	Excludes joint-venture operations which are not consolidated.

Logistics earned $31 million pretax in the first quarter of 2011 versus $27 million in the first quarter of 2010. The $4 million increase in earnings was primarily due to higher lease acquisition results and earnings attributable to recent acquisitions and organic growth projects.

Chemicals - Continuing Operations*

	Three Months Ended March 31,
	2011	2010
Pretax income (loss) (millions of dollars)	$(9)	$5
Margin** (cents per pound):	7.4	9.9
Sales (millions of pounds)	470	449

*	Consists of the phenol and related products operations but excludes amounts attributable to the polypropylene business, which was sold to Braskem S.A. on March 31, 2010.
**	Wholesale sales revenue less cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

Continuing chemical operations had a pretax loss of $9 million in the first quarter of 2011 versus income of $5 million in the first quarter of 2010. The $14 million decrease in results was primarily attributable to the unplanned refinery downtime at the Company’s Philadelphia refinery which limited supply of cumene to the Frankford phenol facility, raising feedstock costs and reducing production.

The Company is currently considering its strategic options for its phenol chemical operations. The carrying amount of the two phenol facilities at March 31, 2011 was approximately $420 million. It is expected that if Sunoco divests these assets, a significant impairment loss would be recognized.

Chemicals - Discontinued Polypropylene Operations

Discontinued polypropylene operations which were sold on March 31, 2010 had pretax income of $33 million in the first quarter of 2010.

Coke

	Three Months Ended March 31,
	2011	2010
Pretax income (millions of dollars)	$9	$51
Coke production (thousands of tons):
United States	861	841
Brazil	331	413

Coke earned $9 million pretax in the first quarter of 2011 versus $51 million in the first quarter of 2010. The decrease in earnings was attributable to lower coke sales revenues as a result of the Jewell contract restructuring with ArcelorMittal in January 2011 and a $25 million decline in results at the Indiana Harbor cokemaking facility due to lower coal-to-coke yields, higher maintenance expenses and the recognition of a $13 million contract loss in connection with agreements to purchase coke from third-parties to cover the projected 2011 production shortfall.

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc., based in Honaker, VA, for approximately $51 million, consisting of a net cash payment of $36 million and contingent consideration totaling $15 million. For additional information concerning this acquisition, see Note 3 to the condensed consolidated financial statements.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility. In February 2010, SunCoke Energy obtained the necessary permits to build and operate the plant, although some of them have been appealed. These facilities are expected to cost in aggregate approximately $415 million and be completed in the second half of 2011. The plant is expected to produce 550 thousand tons of coke per year and provide, on average, 44 megawatts of power. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through March 31, 2011 totaled $310 million.

Some ovens and associated equipment at the Indiana Harbor facility are heaving and settling differentially as a result of the instability of the ground on which it was constructed. This differential movement has reduced production and required corrective action to certain ovens, ancillary equipment and structures. A preliminary engineering assessment has determined that a total investment of approximately $50-$100 million may be required in the 2012 and 2013 timeframe to refurbish the facility. Spending to complete this refurbishment will be contingent on reaching commercially agreeable terms with SunCoke Energy’s customer ArcelorMittal and the third-party investors in the Indiana Harbor operations. In the interim, an oven repair and maintenance program has been implemented to limit further deterioration of the ovens and higher maintenance costs are forecasted to continue until the facility refurbishment commences. The carrying amount of the Indiana Harbor coke facility was $117 million at March 31, 2011.

SunCoke Energy is currently discussing other opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term contracts. The facilities would also generate steam, which would typically be sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market. SunCoke Energy’s ability to enter into additional arrangements is dependent upon market conditions in the steel industry. One such potential project is a facility with up to 200 ovens and 1.1 million tons of capacity which could serve multiple customers and may have a portion of its capacity reserved for coke sales in the spot market. SunCoke Energy is in the early stages of permitting for this potential facility in Kentucky, but is also assessing alternative sites in other states.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $22 million pretax in the first quarter of 2011 versus $23 million in the first quarter of 2010.

Net Financing Expenses and Other – Net financing expenses and other were $24 million pretax in the first quarter of 2011 versus $28 million in the first quarter of 2010. The $4 million decrease was primarily driven by higher interest income and capitalized interest, partially offset by higher interest expense. The increased interest income was primarily attributable to notes receivable balances resulting from the sale of the Toledo refinery and related inventory (see below). The capitalized interest is largely attributable to construction of the Middletown cokemaking facility. The increase in interest expense was largely driven by Sunoco’s share of interest incurred by Sunoco Logistics Partners L.P.

Asset Write-Downs and Other Matters – During the first quarter of 2011, Sunoco recorded a $6 million provision ($4 million after tax) primarily for pension settlement losses in connection with business improvement initiatives. During the first quarter of 2010, Sunoco recorded a $33 million provision ($20 million after tax) primarily related to contract losses in connection with excess barge capacity resulting from the permanent shut down of the Eagle Point refinery during 2009 and recorded a $12 million provision ($7 million after tax) primarily for pension settlement losses in connection with business improvement initiatives.

Sale of Toledo Refinery – During the first quarter of 2011, Sunoco recognized a $15 million gain ($4 million after tax) related to the divestment of its Toledo refinery and related inventory (see Note 3 to the condensed consolidated financial statements).

LIFO Inventory Profits – During the first quarter of 2011, Sunoco recognized a $42 million gain ($26 million after tax) resulting from the reduction of crude oil and refined product inventories at the Toledo refinery prior to its divestment on March 1, 2011 (see Note 3 to the condensed consolidated financial statements).

Sale of Discontinued Polypropylene Operations – During the first quarter of 2010, Sunoco recognized a $169 million loss ($44 million after tax) related to the divestment of the discontinued polypropylene operations (see Note 2 to the condensed consolidated financial statements).

Income Taxes – Income tax expense attributable to Sunoco, Inc. shareholders was $11 million in the first quarter of 2011 compared to a benefit of $122 million in the first quarter of 2010. The increase in income tax expense was largely due to the absence of a $125 million tax benefit attributable to the loss on the sale of the discontinued polypropylene operations and a lower effective tax rate on the 2011 pretax loss as adjusted to exclude separately reported items. The effective tax rates for each quarter were determined based upon the expected full year tax rates at the end of each quarter. The reduction in the effective rate in 2011 is largely attributable to the estimated impact of nonconventional fuel tax credits and higher coal depletion deductions combined with lower expected pretax earnings. Also contributing to the increase in income tax expense was the tax expense attributable to the sale of the Toledo Refinery and related inventory and the LIFO inventory profits.

Analysis of Condensed Consolidated Statements of Operations

Revenues – Total revenues were $10.64 billion in the first quarter of 2011 compared to $8.19 billion in the first quarter of 2010. The 30 percent increase was primarily due to higher refined product prices and sales volumes and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics business.

Costs and Expenses – Total costs and expenses were $10.70 billion in the current three-month period compared to $8.22 billion in the first quarter of 2010. The 30 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting from price increases, higher refined product acquisition volumes and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics business. Partially offsetting these negative factors were lower crude oil acquisition volumes.

FINANCIAL CONDITION

Cash and Working Capital

At March 31, 2011, Sunoco had cash and cash equivalents of $1,480 million compared to $1,485 million at December 31, 2010 and had a working capital surplus of $219 million compared to $797 million at December 31, 2010. The $5 million decrease in cash and cash equivalents was primarily due to $368 million of net cash used in operating activities, partially offset by $360 million of net cash provided by investing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for Sunoco’s crude oil, petroleum and chemical product inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at March 31, 2011 by approximately $3.27 billion. Inventories valued at LIFO are readily marketable at their current replacement values.

Certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

In the first quarter of 2011, Sunoco’s cash used in operating activities was $368 million compared to cash provided by operations of $501 million in the first quarter of 2010. This $869 million decrease in cash flow from operations was primarily due to a $235 million increase in working capital levels pertaining to operating activities during 2011 and the absence of a federal income tax refund of $394 million received in the first quarter of 2010. The increased working capital was largely attributable to increases in crude oil inventories as a result of unplanned maintenance activities at Sunoco’s refineries and contango inventory storage activities of the Partnership.

Other Cash Flow Information

In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights and sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds, which reduced its interest in the Partnership from 40 to 33 percent. In August 2010, the Partnership issued 2.01 million limited partnership units in a public offering, generating $144 million of net proceeds. Upon completion of this transaction, Sunoco’s interest in the Partnership decreased to 31 percent. As a result of these transactions, Sunoco’s share of Partnership distributions is expected to be approximately 47 percent at the Partnership’s current quarterly cash distribution rate.

Sunoco received proceeds of $546 million in the first quarter of 2011 from the sale of its Toledo refinery and related inventory.

Financial Capacity

Management currently believes that future cash generation is expected to be sufficient to satisfy Sunoco's ongoing capital requirements, to fund its pension obligations (see “Retirement Benefit Plans” below) and to pay cash dividends on Sunoco's common stock. However, from time to time, the Company's short-term cash requirements may exceed its cash generation due to various factors including reductions in margins for products sold and increases in the levels of capital spending (including acquisitions) and working capital. During those periods, the Company may supplement its cash generation with proceeds from financing activities.

The Company has a $1.3 billion revolving credit facility with a syndicate of 18 participating banks (the “Facility”), of which $1.2 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.1 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At March 31, 2011, the Company’s tangible net worth was $3.5 billion and its targeted tangible net worth was $2.2 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P., to consolidated capitalization (as those terms are defined in the Facility) not to exceed .60 to 1. At March 31, 2011, this ratio was .22 to 1. At March 31, 2011, the Facility was being used to support $115 million of floating-rate notes due in 2034. The Company remarkets the floating-rate notes on a weekly basis. However, any inability to remarket the floating-rate notes would have no impact on the Company’s liquidity as they currently represent a reduction in funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $395 million revolving credit facility with a syndicate of 10 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $51 and $— million at March 31, 2011 and December 31, 2010, respectively. The Partnership also has a $63 million revolving credit facility with two participating banks, which expires in September 2011. There was $31 million outstanding under this facility at March 31, 2011 and December 31, 2010, which has been classified as long-term debt as the Partnership has the ability and intent to refinance it on a long-term basis. The $395 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The $63 million facility contains a similar covenant, but the ratio in this covenant may not exceed 4.5 to 1. At March 31, 2011, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.1 to 1.

A wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), has an agreement with two participating banks which permits borrowings and supports the issuance of letters of credit by SRC up to a total of $275 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At March 31, 2011, there was approximately $410 million of accounts receivable eligible to support this facility; however, there were no borrowings outstanding under the facility as of that date.

The following table sets forth Sunoco’s outstanding debt (in millions of dollars):

	At March 31, 2011	At December 31, 2010
Short-term debt	$115	$115
Current portion of long-term debt	205	178
Long-term debt	2,152	2,136

Total debt*	$2,472	$2,429

*	Includes $1,180 and $1,129 million at March 31, 2011 and December 31, 2010, respectively, attributable to Sunoco Logistics Partners L.P.

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

RETIREMENT BENEFIT PLANS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Three Months Ended March 31, 2011	Year Ended December 31, 2010
Balance at beginning of period	$1,008	$804
Increase (reduction) in market value of investments resulting from:
Net investment income	32	149
Company contributions	—	234
Plan benefit payments	(37)	(168)
Divestments	—	(11)

Balance at end of period	$1,003	$1,008

As a result of the workforce reduction, divestments and the permanent shutdown of the Eagle Point refinery, the Company incurred noncash settlement, special termination and curtailment losses in these plans during the year ended December 31, 2010 and the first three months of 2011 totaling approximately $30 and $10 million after tax, respectively. In 2010, the Company contributed $234 million to its funded defined benefit plans consisting of $144 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. The Company may make contributions to its funded defined benefit plans in 2011 with available cash.

DIVIDENDS AND SHARE REPURCHASES

The Company’s management believes that Sunoco’s current dividend level of $.15 per share ($.60 per year) is sustainable under current conditions. In addition, the Company did not repurchase any of its common stock in the open market during the first quarter of 2011 and has no intention to do so at this time during the remainder of 2011.

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

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol and related RINs (Renewable Identification Numbers) used to demonstrate compliance with the renewable fuels standard for credits and trading;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to effect divestitures, including the planned separation of SunCoke Energy, under favorable terms;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of the Company’s insurers to meet their obligations;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with, or changes in contract terms with major customers, suppliers, dealers, distributors or other business partners;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

There have been no material changes to the Company’s exposure to market risk since December 31, 2010.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer. The Company had previously reported a material weakness in internal control over financial reporting related to the accounting for income taxes which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As a result of this material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes, which was not remediated as of March 31, 2011, the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2011.

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

Remediation of Material Control Weakness

The Company has continued to implement remediation steps to address the material weakness discussed above and to improve its internal control over income tax accounting. Specifically, the Company has: hired experienced tax personnel; formalized and implemented tax organizational reporting structure changes which better integrate the tax accounting and compliance functions and facilitate an increase in the level of certain tax review activities during the financial close process; begun process and procedural enhancements; and identified systems and software that will assist in determining, documenting and calculating our income tax provision.

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

Changes in Internal Control Over Financial Reporting

In the third quarter of 2010, Sunoco signed an agreement to outsource selected back office processes, including information technology, finance and accounting transaction processing, and indirect procurement. The Company began transitioning work to the service provider in December 2010 although most significant activities were undertaken in 2011. The transition is expected to continue into the third quarter of 2011. This action is consistent with the Company’s ongoing initiatives to increase efficiencies and generate cost savings in these process-oriented functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. The Company anticipates that these internal controls over financial reporting could be further impacted as the outsourced functions are completely transitioned to the third-party service provider who will continue to improve on the processes. None of these outsourcing initiatives are in response to the identified material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes. The Company’s management has concluded that the outsourcing agreement has not materially affected, and is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no other changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In March 2011, Philadelphia Air Management Services (“AMS”) proposed a Consent Order and Agreement (“COA”) in excess of $100 thousand alleging that Sunoco had failed to obtain installation permits for several diesel engine sources at its Philadelphia refinery. AMS and Sunoco are actively engaged in settlement negotiations and the matter remains pending.

In March 2011, the Pennsylvania Department of Environmental Protection (“PADEP”) proposed a COA in excess of $100 thousand alleging that Sunoco had exceeded effluent limitations at its Girard Point wastewater treatment unit on several instances between March 2009 and January 2011. The PADEP and Sunoco are actively engaged in settlement negotiations and the matter remains pending.

Sunoco Logistics Partners L.P., the master limited partnership in which Sunoco has a 31 percent ownership interest, is a party to the following administrative proceeding:

In December 2010, the Pipeline Hazardous Material Safety Administration (“PHMSA”) proposed penalties totaling approximately $100 thousand for alleged violations of various pipeline safety requirements relating to the Partnership’s rights of way and equipment within the Crude Oil Pipeline System. In January 2011, the Partnership paid the assessed fine.

The Partnership and the EPA are actively engaged in settlement negotiations related to an October 2008 crude oil release that occurred in Boone County, Kentucky and alleged violations of environmental statutes and regulations related to the release. The Partnership expects that the negotiations will be settled in an amount exceeding $100 thousand.

SunCoke Energy has received Notices of Violations (“NOVs”) from the EPA relating to its Gateway and Haverhill cokemaking facilities. These NOVs stem from allegations of violations of air emission operating permits for these facilities. SunCoke Energy is currently working in a cooperative manner with the EPA, the Illinois Environmental Protection Agency and the Ohio Environmental Protection Agency to address the allegations. SunCoke Energy has recently undertaken capital projects to improve reliability of the energy recovery systems and enhance environmental performance at its Haverhill and Gateway facilities. The projects will be carried out over the 2011-2013 period at an expected total cost of approximately $65 million. The final cost of the projects will be dependent upon discussions with regulators concerning compliance with the applicable environmental permits. SunCoke Energy is currently engaged in penalty negotiations that may result in a penalty exceeding $100 thousand, but has not yet agreed to a settlement amount.

In addition, SunCoke Energy has received an NOV from the EPA related to its Indiana Harbor cokemaking facility. After initial discussions with the EPA and the Indiana Department of Environmental Management, resolution of the NOV has been postponed by mutual agreement of SunCoke Energy and the EPA because of ongoing discussions regarding the NOVs at the Gateway and Haverhill cokemaking facilities. As a result, SunCoke Energy cannot yet assess any future injunctive relief or potential monetary penalty it may receive from the EPA pursuant to the NOV and any potential future citations.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. Three actions commenced by governmental authorities assert natural resource damage claims. In addition, Sunoco recently received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damages claims. The plaintiffs in all of the cases are seeking to recover compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys' fees.

As of March 31, 2011, Sunoco was a defendant in approximately 11 lawsuits involving eight states and Puerto Rico. Nine of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuits are pending in state courts. In one of the state cases, an appellate court recently ruled that in addition to pursuing damages for MTBE contamination to public water supplies, the state may also attempt to recover damages for MTBE contamination to private water supplies, but cautioned that the lower court must carefully consider whether it is appropriate for the state to recover damages in instances where MTBE contamination of private water supplies is below the state's MTBE maximum contaminant level and ambient groundwater quality standards.

In all of the cases, discovery is proceeding and there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability of Sunoco in these matters. Accordingly, no accrual has been established for any potential damages at March 31, 2011. However, Sunoco does not believe that the cases will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2011.

Item 1A. Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The table below provides a summary of all repurchases by the Company of its common stock during the three-month period ended March 31, 2011:

Period	Total Number Of Share Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (In Thousands)**	Approximate Doller Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**
January 1, 2011- January 31, 2011	—	$—	—	$600
February 1, 2011- February 28, 2011	—	$—	—	$600
March 1, 2011- March 31, 2011	22,222	$41.67	—	$600

Total	22,222	$41.67	—

*	All of the shares repurchased during March 2011 were from employees in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	On September 7, 2006, the Company's Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

Item 5.	Other Information

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

Responding to the Dodd-Frank Act legislation, we report that, for the three months ended March 31, 2011, Sunoco Inc.’s operating subsidiaries received no written notice from MSHA of: (a) a flagrant violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act, or (c) the potential to have such a pattern. There were no mining-related fatalities during the three months ended March 31, 2011.

The following table presents the additional information for Sunoco that is required by the Dodd-Frank Act for each mine during the three months ended March 31, 2011. The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system and/or other factors. All section references in the table refer to provisions of the Mine Act.

Alleged Citations, Orders and Violations and Proposed Assessments and Legal Proceedings by Mine 1

Mine Identification Number	Mine Name	Section 104 Significant and Substantial Citations[2]	Section 104(b) Orders[3]	Section 104(d) Citations and Orders[4]	Section 110(b)(2) Violations[5]	Section 107(a) Orders[6]	Total Proposed Assessments (in thousands of dollars)[7]	Legal Proceedings [8]
4406499	Dominion 7	22	—	3	—	1	$12	1
4406718	Dominion 26	8	—	—	—	—	15	2
4406748	Dominion 30	15	—	1	—	—	12	4
4406759	Dominion 36	44	—	7	—	2	59	7
4406839	Dominion 34	17	—	—	—	—	13	2
4407220	Dominion 44	15	—	—	—	—	10	—
4400649	Preparation Plant 2	—	—	—	—	—	—	—
4407058	Heavy Equipment Shop	—	—	—	—	—	—	—
4406716	Central Shop	—	—	—	—	—	—	—

	Total	121	—	11	—	3	$121	16

[1]

The foregoing table does not include the following: (i) facilities which have been idle or closed unless they received a citation or order issued by MSHA, (ii) permitted mining sites where we have not begun operations, or (iii) mines that are operated on our behalf by contracors who hold the MSHA numbers and have the MSHA liabilities.

[2]	Alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
[3]	Alleged failures to totally abate a citation within the period of time specified in the citation.
[4]	Alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.
[5]	Alleged flagrant violations issued.
[6]	Alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated.
[7]	Amounts shown include assessments proposed during the three months ended March 31, 2011, on the citations and orders reflected in this table.
[8]

This number reflects legal proceedings initiated during the three months ended March 31, 2011 which remain pending before the Federal Mine Safety and Health Review Commission (“Commission”) as of March 31, 2011. The Commission has jurisdiction to hear not only challenges to citations, orders and penalties but also certain complaints by miners. The number of “pending legal actions” reported here pursuant to Section 1503(a)(3) of the Dodd-Frank Act reflects the number of contested citations, orders, penalties or complaints for which the Commission has assigned a docket number and which remain pending as of March 31, 2011.

Item 6.	Exhibits

10.1	The Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2011.

10.3	Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2011.

10.4	Sunoco, Inc. Long-Term Performance Enhancement Plan III (effective as of March 2, 2011).

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Sunoco, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed with the Securities and Exchange Commission on May 5, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

Sunoco, Inc. Investor Relations 1818 Market Street, Suite 1500 Philadelphia, PA 19103

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO, INC.

By:	/s/ JOSEPH P. KROTT
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date:	May 5, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	The Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2011.

10.3	Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2011.

10.4	Sunoco, Inc. Long-Term Performance Enhancement Plan III (effective as of March 2, 2011).

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Sunoco, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed with the Securities and Exchange Commission on May 5, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.