Form 10-Q
period 2011-06-30
SUNOCO INC
filed 2011-08-04
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At June 30, 2011, there were 121,139,215 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Six Months Ended June 30,
	2011	2010
	(UNAUDITED)
Revenues
Sales and other operating revenue (including consumer excise taxes)	$22,607	$17,738
Interest income	12	1
Other income, net	42	39

	22,661	17,778

Costs and Expenses
Cost of products sold and operating expenses	20,823	15,661
Consumer excise taxes	1,101	1,138
Selling, general and administrative expenses	315	313
Depreciation, depletion and amortization	224	236
Payroll, property and other taxes	61	58
Provision for asset write-downs and other matters (Note 3)	300	67
Interest cost and debt expense	82	79
Interest capitalized	(12)	(6)

	22,894	17,546

Income (loss) from continuing operations before income tax expense (benefit)	(233)	232
Income tax expense (benefit) (Note 4)	(82)	71

Income (loss) from continuing operations	(151)	161
Loss from discontinued operations, net of income taxes (Note 2)	—	(23)

Net income (loss)	(151)	138
Less: net income attributable to noncontrolling interests	75	56

Net income (loss) attributable to Sunoco, Inc. shareholders	$(226)	$82

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$(1.87)	$0.88
Loss from discontinued operations	—	(0.19)

Net income (loss)	$(1.87)	$0.69

Diluted:
Income (loss) from continuing operations	$(1.87)	$0.88
Loss from discontinued operations	—	(0.19)

Net income (loss)	$(1.87)	$0.69

Weighted-average number of shares outstanding (Note 5):
Basic	121.0	119.7
Diluted	121.0	119.7

Cash dividends paid per share of common stock	$0.30	$0.30

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended June 30,
	2011	2010
	(UNAUDITED)
Revenues
Sales and other operating revenue (including consumer excise taxes)	$11,998	$9,572
Interest income	8	1
Other income, net	17	13

	12,023	9,586

Costs and Expenses
Cost of products sold and operating expenses	11,004	8,350
Consumer excise taxes	553	608
Selling, general and administrative expenses	170	167
Depreciation, depletion and amortization	112	122
Payroll, property and other taxes	24	24
Provision for asset write-downs and other matters (Note 3)	294	22
Interest cost and debt expense	39	40
Interest capitalized	(6)	(3)

	12,190	9,330

Income (loss) before income tax expense (benefit)	(167)	256
Income tax expense (benefit) (Note 4)	(96)	80

Net income (loss)	(71)	176
Less: net income attributable to noncontrolling interests	54	31

Net income (loss) attributable to Sunoco, Inc. shareholders	$(125)	$145

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic	$(1.03)	$1.20
Diluted	$(1.03)	$1.20

Weighted-average number of shares outstanding (Note 5):
Basic	121.1	120.6
Diluted	121.1	120.7

Cash dividends paid per share of common stock	$0.15	$0.15

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of Dollars)

	At June 30, 2011	At December 31, 2010
	(UNAUDITED)
Assets
Cash and cash equivalents	$1,476	$1,485
Accounts and notes receivable, net	3,044	2,679
Inventories:
Crude oil	383	98
Petroleum and chemical products	371	126
Coal and coke	114	83
Materials, supplies and other	102	97
Deferred income taxes	121	129
Assets held for sale (Note 3)	118	1,029

Total current assets	5,729	5,726

Investments and long term receivables	163	160
Note receivable from sale of Toledo refinery (Note 3)	200	—
Properties, plants and equipment, cost	10,779	11,263
Less: accumulated depreciation, depletion and amortization	3,736	4,208

Properties, plants and equipment, net	7,043	7,055
Deferred charges and other assets	377	356

Total assets	$13,512	$13,297

Liabilities and Equity
Accounts payable	$4,164	$3,912
Accrued liabilities (Note 6)	657	554
Short-term borrowings	115	115
Current portion of long-term debt	278	178
Taxes payable	240	170

Total current liabilities	5,454	4,929

Long-term debt	2,085	2,136
Retirement benefit liabilities (Note 7)	478	481
Deferred income taxes	1,314	1,390
Other deferred credits and liabilities (Note 6)	564	562
Commitments and contingent liabilities (Note 6)

Total liabilities	9,895	9,498

Equity (Note 9)
Sunoco, Inc. shareholders’ equity	2,828	3,046
Noncontrolling interests	789	753

Total equity	3,617	3,799

Total liabilities and equity	$13,512	$13,297

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	For the Six Months Ended June 30,
	2011	2010
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income (loss)	$(151)	$138
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on divestment of discontinued polypropylene operations	—	169
Provision for asset write-downs and other matters	300	67
Depreciation, depletion and amortization	224	239
Deferred income tax benefit	(191)	(10)
Payments less than (in excess of) expense for retirement plans	5	(126)
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(366)	(29)
Inventories	(591)	(319)
Accounts payable and accrued liabilities	362	447
Income tax refund receivable and taxes payable	71	389
Other	(20)	(9)

Net cash provided by (used in) operating activities	(357)	956

Cash Flows from Investing Activities:
Capital expenditures	(328)	(341)
Acquisitions	(124)	—
Proceeds from divestments:
Discontinued polypropylene operations	—	348
Toledo refinery and related inventory	837	—
Other divestments	8	18
Other	(9)	(2)

Net cash provided by investing activities	384	23

Cash Flows from Financing Activities:
Net repayments of short-term borrowings	—	(282)
Net proceeds from issuance of long-term debt	297	802
Repayments of long-term debt	(243)	(462)
Net proceeds from sale of Sunoco Logistics Partners L.P. limited partnership units	—	145
Cash distributions to noncontrolling interests	(58)	(61)
Cash dividend payments	(36)	(36)
Other	4	—

Net cash provided by (used in) financing activities	(36)	106

Net increase (decrease) in cash and cash equivalents	(9)	1,085
Cash and cash equivalents at beginning of period	1,485	377

Cash and cash equivalents at end of period	$1,476	$1,462

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain on divestment of the Toledo refinery and related inventory, the gain resulting from the reduction of crude oil and refined product inventories at the Toledo refinery prior to its sale, the gain on the remeasurement of the pipeline equity interest, the loss on the divestment of the polypropylene chemicals business and the provision for asset write-downs and other matters (Notes 2, 3 and 11). Results for the three and six months ended June 30, 2011 are not necessarily indicative of results for the full-year 2011.

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

The following is a summary of the loss from discontinued operations which was recognized during the first quarter of 2010 (in millions of dollars):

Loss before income tax benefit	$(136)
Income tax benefit	(113)

Loss from discontinued operations*	$(23)

*	Attributable to Sunoco, Inc. shareholders.

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $313 million during the first quarter of 2010.

3.	Changes in Business and Other Matters.

Acquisitions

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc. (“HKCC”), based in Honaker, VA, for $52 million. The purchase price included a net cash payment of $38 million and contingent consideration totaling $14 million primarily related to the estimated fair value of contingent royalty payments to the seller if certain minimum production levels are met for a period of up to 20 years. The assets acquired, which are adjacent to SunCoke Energy’s existing mining operations, include two active underground mines and one active surface and highwall mine currently producing between 250 and 300 thousand tons of coal annually. Proven and probable coal reserve estimates for this acquisition total approximately 21 million tons.

In May 2011, Sunoco Logistics Partners L.P. (the “Partnership”) obtained a controlling financial interest in Inland Corporation (“Inland”) through a series of transactions involving Sunoco and a third party. Sunoco exercised its rights to acquire additional ownership interests in Inland for $56 million, net of cash received, and the Partnership purchased additional ownership interests from a third party for $30 million. The Partnership’s total ownership interest in Inland increased to 84 percent after it purchased all of Sunoco’s interests. As a result of these transactions, Inland became a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recognized a $9 million gain ($6 million after tax) from the remeasurement of its pre-acquisition equity interests in Inland to fair value upon consolidation. This gain is included in other income, net, in the condensed consolidated statements of operations.

The following table summarizes the effects of Sunoco’s acquisitions during the first half of 2011 on its consolidated financial position (including the consolidation of Inland and the recognition of the gain from the remeasurement of the pre-acquisition equity interests) (in millions of dollars):

	HKCC	Inland*	Total
Increase in:
Current assets	$8	$3	$11
Properties, plants and equipment	64	175	239
Deferred charges and other assets**	8	—	8
Current liabilities	(4)	(5)	(9)
Deferred income taxes	(23)	(59)	(82)
Other deferred credits and liabilities	(1)	(1)	(2)
Sunoco, Inc. shareholders’ equity	—	(6)	(6)
Noncontrolling interests	—	(18)	(18)
Decrease in:
Investments and long-term receivables	—	(3)	(3)

	52	86	138
Contingent consideration	(14)	—	(14)

Cash paid for acquisitions, net of cash received	$38	$86	$124

*	Based on preliminary valuation results.
**	Includes $6 million allocated to goodwill.

No pro forma information has been presented since the impact of these acquisitions was not material in relation to Sunoco’s consolidated results of operations.

In June 2011, the Partnership signed a definitive agreement to purchase a refined products terminal located in East Boston, MA from ConocoPhillips for $56 million plus the fair value of inventory. The terminal has a storage capacity of approximately 1.2 million barrels and is the sole service provider of Logan International Airport under a long term contract. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2011.

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon L.P. (“Texon”) for $205 million plus the fair value of inventory. The purchase consists of a lease crude business and gathering assets in 16 states, primarily in the western United States. The current crude oil volume of the business is approximately 75 thousand barrels per day. The purchase was financed with a portion of the net proceeds from the Partnership’s senior notes offering in July 2011 (see Note 12).

Divestments

On March 1, 2011, Sunoco completed the sale of its Toledo refinery and related crude and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash at closing, a $200 million two-year note receivable, and a $285 million note receivable and $6 million in cash related to working capital adjustments subsequent to closing which were both paid in May 2011. In addition, the purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco has not recorded any amount related to the contingent consideration in accordance with its accounting policy election on such amounts. In connection with this transaction, the Company recognized a $6 million net pretax gain ($1 million loss after tax) in the first half of 2011 which is included in other income, net, in the condensed consolidated statements of operations. This gain includes a pretax gain of $535 million attributable to the sale of crude and refined product inventories. In addition, Sunoco reduced crude oil and refined product inventories at the Toledo refinery prior to the sale which resulted in LIFO inventory profits of $42 million ($26 million after tax) during the first quarter of 2011. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

In July 2011, Sunoco completed the sale of its phenol and acetone chemical manufacturing facility in Philadelphia, PA (“Frankford Facility”) and related inventory to an affiliate of Honeywell International Inc. Sunoco received total cash proceeds of $87 million which is subject to an inventory adjustment subsequent to closing. In connection with this agreement, Sunoco recorded a $118 million provision ($70 million after tax) to write down Frankford Facility assets to their estimated fair values during the second quarter of 2011. At June 30, 2011, the carrying amounts were $73 million for the Frankford Facility and $45 million for related inventory and other assets. Such amounts have been classified as assets held for sale in the condensed consolidated balance sheet. The results of operations for the Frankford Facility have not been classified as discontinued

operations due to Sunoco’s continuing involvement with the Frankford Facility through a cumene supply agreement which expires December 31, 2016. Upon six months prior notice, Sunoco may terminate this supply agreement on or after July 1, 2012 if a reconfiguration of its Philadelphia refinery results in a reduction in the production of cumene or raw materials necessary to make cumene. The charge is included in the provision for asset write-downs and other matters in the condensed consolidated statements of operations.

Asset Write-Downs and Other Matters

The following table summarizes information regarding the provision for asset write-downs and other matters recognized during the six months ended June 30, 2011 and 2010 (in millions of dollars):

	Pretax	After-tax
2011
Frankford chemical facility	$118	$70
Haverhill chemical facility	169	101
Eagle Point refinery	5	3
Business improvement initiatives	8	5

	$300	$179

2010
Eagle Point refinery	$33	$20
Business improvement initiatives	34	20

	$67	$40

In connection with the sale of the Frankford Facility, the Company is evaluating its strategic options with regard to its Haverhill phenol chemical operations (“Haverhill Facility”) including a potential sale. As a result, the Company evaluated the Haverhill Facility for potential impairment as of June 30, 2011. Sunoco analyzed the expected cash flows of the Haverhill Facility using a probability-weighted analysis which considered the alternatives of continuing to operate and selling the facility. Expected future cash flows associated with the continued operations of the Haverhill Facility were developed using management’s estimates about the future operations, including expected production and sales volumes and prices for key raw materials and phenol and related products. Based upon this analysis, Sunoco determined that the long-lived assets at the Haverhill Facility were impaired. The fair value of the Haverhill Facility was then determined based upon an evaluation of discounted expected future operating cash flows of the Haverhill Facility and offers by potential purchasers. In connection therewith, Sunoco recorded a $169 million provision ($101 million after tax) to write down Haverhill Facility assets to their estimated fair values during the second quarter of 2011. Since the fair value was estimated primarily based on unobservable inputs, it was determined to be a level 3 fair value measurement within the fair value hierarchy under current accounting guidance.

In connection with ongoing business improvement initiatives to reduce costs and improve business processes, the Company recorded provisions of $8 and $34 million ($5 and $20 million after tax) during the first half of 2011 and 2010, respectively, primarily for pension settlement losses and employee terminations and related costs.

As a result of the permanent shutdown of the Eagle Point refinery in December 2009, Sunoco established a $33 million accrual ($20 million after tax) primarily for contract losses in connection with excess barge capacity during the first half of 2010. Sunoco also recorded a $5 million provision ($3 million after tax) to write down certain Eagle Point storage assets which were taken out of service in the second quarter of 2011.

The following table summarizes the changes in the liability for employee terminations and other exit costs (in millions of dollars):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$79	$68
Additional accruals	—	44
Payments charged against the accruals	(17)	(35)

Balance at end of period	$62	$77

4.	Income Taxes.

The following tables summarize the components of pretax income (loss) and income tax expense (benefit) from continuing operations (in millions of dollars):

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)
Income (loss) attributable to Sunoco, Inc. shareholders before discrete items	$(70)	$(4)	$(66)	$242	$84	$158
Discrete items:
Sale of Toledo refinery	6	7	(1)	—	—	—
LIFO inventory gains	42	16	26	—	—	—
Provision for asset write-downs and other matters	(300)	(121)	(179)	(67)	(27)	(40)
Gain on consolidation of pipeline equity interests	9	3	6	—	—	—
State deferred income tax adjustment	—	5	(5)	—	9	(9)
Other	—	7	(7)	1	5	(4)
Income attributable to noncontrolling interests	80	5	75	56	—	56

	$(233)	$(82)	$(151)	$232	$71	$161

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)
Income attributable to Sunoco, Inc. shareholders before discrete items	$71	$20	$51	$245	$85	$160
Discrete items:
Sale of Toledo refinery	(9)	(4)	(5)	—	—	—
LIFO inventory gains	—	—	—	—	—	—
Provision for asset write-downs and other matters	(294)	(119)	(175)	(22)	(9)	(13)
Gain on consolidation of pipeline equity interests	9	3	6	—	—	—
State deferred income tax adjustment	—	—	—	—	—	—
Other	—	2	(2)	2	4	(2)
Income attributable to noncontrolling interests	56	2	54	31	—	31

	$(167)	$(96)	$(71)	$256	$80	$176

The following table reconciles the U.S. statutory rate to the effective tax rates applicable to income (loss) attributable to Sunoco, Inc. shareholders before discrete items:

	Six Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
U. S. statutory rate	35%	35%	35%	35%
Increase (reduction) resulting from:
Nonconventional fuel credits	(14)%	(4)%	(14)%	(4)%
Depletion	(1)%	—%	(1)%	—%
Manufacturers’ deduction	(2)%	(2)%	(2)%	(2)%
State income taxes (net of federal income tax effects)	(2)%	4%	(2)%	5%
Change in effective tax rate	—%	—%	11%	—%
Other	(10)%	2%	1%	1%

	6%	35%	28%	35%

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

The Company received federal income tax refunds totaling $526 million in the first half of 2010 for the carryback of its 2009 net operating loss.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Six Months Ended June 30,		Three Months Ended June 30,
	2011*	2010	2011*	2010
Weighted-average number of common shares outstanding-basic	121.0	119.7	121.1	120.6
Add effect of dilutive stock incentive awards	—	—	—	0.1

Weighted-average number of shares-diluted	121.0	119.7	121.1	120.7

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

6.	Commitments and Contingent Liabilities.

Commitments

Over the years, Sunoco has sold thousands of retail gasoline outlets as well as refineries, terminals, coal mines, oil and gas properties and various other assets. In connection with these sales, the Company has indemnified the purchasers for potential environmental and other contingent liabilities related to the periods prior to the transaction dates. In most cases, the effect of these arrangements was to afford protection for the purchasers with respect to obligations for which the Company was already primarily liable. While some of these indemnities have spending thresholds which must be exceeded before they become operative, or limit Sunoco’s maximum exposure, they generally are not limited. The Company recognizes the fair value of the obligations undertaken for all guarantees entered into or modified after January 1, 2003. In addition, the Company accrues for any obligations under these agreements when a loss is probable and reasonably estimable. The Company cannot reasonably estimate the maximum potential amount of future payments under these agreements.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At June 30, 2011	At December 31, 2010
Accrued liabilities	$30	$29
Other deferred credits and liabilities	83	86

	$113	$115

The following table summarizes the changes in the accrued liability for environmental remediation activities which is largely attributable to activities at Sunoco’s retail sites (in millions of dollars):

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$115	$116
Accruals	10	14
Payments	(14)	(16)
Other	2	2

Balance at end of period	$113	$116

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At June 30, 2011, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $90 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liabilities for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of June 30, 2011, Sunoco had been named as a PRP at 32 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, are individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $12 million at June 30, 2011. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $13 million at June 30, 2011 and are included principally in deferred charges and other assets in the condensed consolidated balance sheet.

Regulatory Matters

Under a 2005 Consent Decree which settled certain alleged violations under the Clean Air Act, Sunoco was required to make capital outlays totaling approximately $150-$200 million related to projects at the Marcus Hook refinery prior to June 30, 2013. During the first quarter of 2011, the Company reached an agreement with the U.S. Environmental Protection Agency (“EPA”), Pennsylvania Department of Environmental Protection, and Philadelphia Air Management Services which extended the terms of the capital requirements at Marcus Hook for two years. This extension will still require a public comment period and court approval.

Through the operation of its refining and chemical facilities, marketing facilities, coke plants and coal mines, Sunoco’s operations emit greenhouse gases (“GHG”), including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. Current proposals being considered by Congress include cap and trade legislation and carbon taxation legislation. One current cap and trade bill proposes a system that would begin in 2012 which would require the Company to provide carbon emission allowances for emissions at its manufacturing facilities as well as emissions caused by the use of fuels it sells. The cap and trade program would require affected businesses to buy emission credits from the government, other businesses or through an auction process. The exact amount of such costs, as well as those that could result from any carbon taxation would not be established until the future. However, the Company believes that these costs could be material, and there is no assurance that the Company would be able to recover them in the sale of its products. Other federal and state actions to develop programs for the reduction of GHG emissions are also being considered. In addition, during 2009, the EPA indicated that it intends to regulate carbon dioxide emissions. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining or chemical or coke manufacturing, and proposals to significantly increase automobile fleet efficiency and potentially eliminate the ethanol tax credit are also under consideration. If enacted, such proposals could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

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

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. In addition, Sunoco received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damages claims. The plaintiffs in all of the cases are seeking to recover compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

As of June 30, 2011, Sunoco was a defendant in approximately 11 lawsuits involving eight states and Puerto Rico. Ten of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuit is pending in a New Hampshire state court. Three of the cases assert natural resource damage claims.

In all of the cases, discovery is proceeding and there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability of Sunoco in these matters. Sunoco does not believe that the cases will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2011.

7.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost (cost of benefits earned during the year)	$6	$19	$1	$2
Interest cost on benefit obligations	27	32	8	9
Expected return on plan assets	(36)	(37)	—	—
Amortization of:
Actuarial losses	17	24	6	3
Prior service cost (benefit)	—	—	(10)	(9)

	14	38	5	5
Settlement losses*	24	27	—	—
Special termination benefits and curtailment losses (gains)*	7	3	(2)	(4)

Total expense	$45	$68	$3	$1

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Service cost (cost of benefits earned during the year)	$3	$8	$1	$1
Interest cost on benefit obligations	14	16	4	4
Expected return on plan assets	(18)	(18)	—	—
Amortization of:
Actuarial losses	8	13	3	1
Prior service cost (benefit)	—	—	(5)	(5)

	7	19	3	1
Settlement losses*	15	14	—	—
Special termination benefits and curtailment losses (gains)*	—	—	—	—

Total expense	$22	$33	$3	$1

*	Includes special termination benefits and settlement losses of $7 and $9 million, respectively, recognized during the first and second quarters of 2011 attributable to the Toledo refinery (Note 3) and net settlement and curtailment losses of $3 million recognized during the first quarter of 2010 attributable to the discontinued polypropylene operations (Note 2).

In the first quarter of 2010, the Company contributed $233 million to its funded defined benefit plans consisting of $143 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. There were no contributions during the first half of 2011.

8.	Comprehensive Income (Loss).

The following tables set forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling interests (in millions of dollars):

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Sunoco, Inc. Shareholders’ Equity	Non- controlling Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non- controlling Interests	Total
Income (loss) from continuing operations	$(226)	$75	$(151)	$105	$56	$161
Loss from discontinued operations	—	—	—	(23)	—	(23)

Net income (loss)	(226)	75	(151)	82	56	138
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service credit and actuarial loss amortization	21	—	21	25	—	25
Retirement benefit plans funded status adjustment	—	—	—	(19)	—	(19)
Net hedging gains (losses)	(5)	—	(5)	2	—	2
Reclassification of net hedging (gains) losses to earnings	7	—	7	(2)	—	(2)

Comprehensive income (loss)	$(203)	$75	$(128)	$88	$56	$144

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Sunoco, Inc. Shareholders’ Equity	Non- controlling Interests	Total	Sunoco, Inc. Shareholders’ Equity	Non- controlling Interests	Total
Income (loss) from continuing operations	$(125)	$54	$(71)	$145	$31	$176
Loss from discontinued operations	—	—	—	—	—	—

Net income (loss)	(125)	54	(71)	145	31	176
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service credit and actuarial loss amortization	12	—	12	13	—	13
Retirement benefit plans funded status adjustment	—	—	—	(25)	—	(25)
Net hedging gains (losses)	10	—	10	4	—	4
Reclassification of net hedging (gains) losses to earnings	(6)	—	(6)	(3)	—	(3)
Net decrease in unrealized gain on available-for-sale securities	—	—	—	(1)	—	(1)

Comprehensive income (loss)	$(109)	$54	$(55)	$133	$31	$164

9.	Equity.

The following table sets forth the components of equity (in millions of dollars):

	At June 30, 2011	At December 31, 2010
Sunoco, Inc. shareholders’ equity:
Common stock, par value $1 per share	$282	$281
Capital in excess of par value	1,720	1,699
Retained earnings	5,440	5,702
Accumulated other comprehensive loss	(226)	(249)
Common stock held in treasury, at cost	(4,388)	(4,387)

	2,828	3,046
Noncontrolling interests	789	753

Total equity	$3,617	$3,799

Sunoco, Inc. Shareholders’ Equity

As part of a $233 million contribution to its funded defined benefit plans in the first quarter of 2010, the Company contributed 3.59 million shares of Sunoco common stock out of treasury valued at $90 million. The remaining $143 million of the contribution was in the form of cash. The shares contributed to the defined benefit plans were removed from treasury on a last-in, first-out basis resulting in a $251 million reduction in treasury stock and a $161 million charge to capital in excess of par value.

Noncontrolling Interests

Logistics Operations

In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights and sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds. In August 2010, the Partnership issued 2.01 million limited partnership units in a public offering, generating $144 million of net proceeds. Upon completion of these transactions, Sunoco’s interest in the Partnership decreased to 31 percent. Sunoco’s share of Partnership distributions is expected to be approximately 47 percent at the Partnership’s current quarterly cash distribution rate based on its ownership interest at June 30, 2011.

Since the modification of the incentive distribution rights and the sale and issuance of limited partnership units discussed above did not result in a loss of control of the Partnership, they have been accounted for as equity transactions. The modification of the incentive distribution rights resulted in a $121 million decrease in noncontrolling interests and a $75 million increase in capital in excess of par value, net of income taxes. Cash proceeds from the offerings in February and August 2010 resulted in increases in noncontrolling interests ($48 and $114 million, respectively) and capital in excess of par value ($58 and $18 million, respectively, net of income taxes).

In May 2011, the Partnership obtained a controlling financial interest in Inland through a series of transactions involving Sunoco and a third party. As a result, Inland is recognized as a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recorded a $18 million increase in noncontrolling interests upon consolidation of the entity (see Note 3).

In July 2011, the Partnership issued 1.31 million deferred distribution units valued at $98 million and paid $2 million in cash to Sunoco in exchange for the tank farm and related assets located at the Eagle Point refinery. These units will not participate in Partnership distributions until they convert into common units on the one-year anniversary of their issuance. Upon completion of this transaction, Sunoco’s interest in the Partnership increased to 34 percent. The exchange was accounted for as an equity transaction in the third quarter of 2011. Sunoco’s share of Partnership distributions is expected to increase to approximately 49 percent, assuming the Partnership’s current quarterly cash distribution rate and no additional unit issuances, when the new units convert to common units in the third quarter of 2012.

Cokemaking Operations

Third-party investors in Sunoco’s Indiana Harbor cokemaking operations are entitled to a noncontrolling interest amounting to 34 percent of the partnership’s net income, which declines to 10 percent by 2038.

An initial public offering (“IPO”) of 13.34 million shares of SunCoke Energy, Inc. (“SunCoke Energy”) common stock, which includes 1.74 million shares allocated to the underwriters’ over-allotment option, was completed on July 26, 2011. The offering price was $16 per share. Sunoco borrowed $300 million on July 12, 2011 from an affiliate of one of the IPO underwriters. This borrowing was later satisfied by Sunoco at the closing of the IPO through an exchange of the 13.34 million shares of SunCoke Energy stock valued at $199 million (after deducting the underwriters’ discounts and commissions) and a cash payment of $101 million. Sunoco continues to maintain a controlling financial interest in SunCoke Energy through its ownership of 81 percent of the outstanding shares of SunCoke Energy common stock. Sunoco intends to complete the separation of SunCoke Energy from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off that is intended to qualify as a tax-free transaction. The spin-off is expected to occur no later than one year after the IPO. In July 2011, concurrent with its IPO, SunCoke Energy issued $400 million aggregate principal of 7.625 percent senior notes which mature in 2019 and entered into a $300 million senior secured term loan credit facility which matures in July 2018. The principal amount of the term loan credit facility will amortize in quarterly installments equal to 0.25 percent of the original principal amount of the term loan credit facility, with the balance payable at maturity. The term loan credit facility will bear interest at a rate based on SunCoke Energy’s election of available alternatives which includes LIBOR (with a floor of 1.00 percent) plus 3.00 percent. The senior notes and the term loan credit facility are guaranteed by each direct and indirect, existing and future, domestic material restricted subsidiary of SunCoke Energy. The term loan facility is secured on a first priority basis by a perfected security interest in substantially all of SunCoke Energy’s and each SunCoke Energy subsidiary guarantor’s tangible and intangible assets (subject to certain exceptions). SunCoke Energy used a portion of the proceeds to repay $575 million of intercompany debt payable to a subsidiary of Sunoco.

SunCoke Energy indemnifies the third-party investors in the Indiana Harbor cokemaking operations for certain tax benefits that were available to them during a preferential return period in the event the Internal Revenue Service (“IRS”) disallows the tax deductions and benefits allocated to the third parties. This preferential return period continued until the investors had achieved a cumulative preferential return of approximately 10 percent. The tax indemnifications are in effect until the applicable tax returns are no longer subject to IRS review. Sunoco, Inc. guarantees the performance of SunCoke Energy with regard to this indemnification. Although the Company believes the possibility is remote that it will be required to do so, at June 30, 2011, the maximum potential payment under these tax indemnifications would have been approximately $20 million.

The following table sets forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Logistics Operations	Cokemaking Operations	Total
Balance at December 31, 2009	$488	$74	$562
Noncontrolling interests share of income	49	7	56
Cash distributions	(46)	(15)	(61)
Modification of incentive distribution rights	(121)	—	(121)
Sale of limited partner units to the public	48	—	48

Balance at June 30, 2010	$418	$66	$484

Balance at December 31, 2010	$692	$61	$753
Noncontrolling interests share of income (loss)	80	(5)	75
Cash distributions	(57)	(1)	(58)
Consolidation of pipeline acquisition	18	—	18
Other	2	(1)	1

Balance at June 30, 2011	$735	$54	$789

10.	Fair Value Measurements.

The Company’s cash equivalents, which amounted to $1,314 and $1,469 million at June 30, 2011 and December 31, 2010, respectively, were measured at fair value based on quoted prices in active markets for identical assets. The additional assets and liabilities that were measured at fair value on a recurring basis were not material to the Company’s condensed consolidated balance sheets.

Sunoco’s other current assets (other than inventories, deferred income taxes and assets held for sale) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At June 30, 2011 and December 31, 2010, the estimated fair value of Sunoco’s long term debt was $2,326 and $2,379 million, respectively, compared to carrying amounts of $2,085 and $2,136 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available at the respective balance sheet dates for similar issues. Sunoco also has a long-term note receivable from the sale of the Toledo refinery which bears interest at LIBOR plus 8 percent with a maximum interest rate of 10 percent (see Note 3). The note may be repaid at any time without penalty. The estimated fair value of this financial instrument approximates its carrying value at June 30, 2011.

From time to time, Sunoco uses swaps, options, futures, forwards and other derivative instruments to hedge a variety of price risks. Such derivative instruments are used to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in what Sunoco considers to be acceptable margins for various refined products and to lock in the price of a portion of the Company’s electricity and natural gas purchases or sales and transportation costs. Sunoco also uses interest rate swaps from time to time to manage interest costs and minimize the effects of interest rate fluctuation on cash flows associated with its credit facilities. Sunoco does not hold or issue derivative instruments for speculative purposes.

While all of these derivative instruments represent economic hedges, certain of these derivatives are not designated as hedges for accounting purposes. Such derivatives include certain contracts that were entered into and closed during the same accounting period and contracts for which there is not sufficient correlation to the related items being economically hedged.

All of these derivatives are recognized in the condensed consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in earnings as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in earnings against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in earnings when the hedged items are recognized in earnings. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in earnings. The amount of hedge ineffectiveness on derivative contracts during the first six months of 2011 and 2010 was not material.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 3.9 million barrels of crude oil and refined products and 14.9 million pounds of soy beans at June 30, 2011, which vary in duration but generally do not extend beyond one year.

The following tables set forth the impact of derivatives on the Company’s financial performance (in millions of dollars):

Six Months Ended June 30, 2011:	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Location of Gains (Losses) Recognized in Earnings	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(8)	Sales and other operating revenue	$(25)
Commodity contracts		Cost of products sold and operating expenses	13

	$(8)		$(12)

Derivatives not designated as hedging instruments:
Commodity contracts		Sales and other operating revenue	$(10)
Commodity contracts		Cost of products sold and operating expenses	(1)

			$(11)

Six Months Ended June 30, 2010:
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$3	Sales and other operating revenue	$42
Commodity contracts		Costs of products sold and operating expenses	(39)

	$3		$3

Derivatives not designated as hedging instruments:
Commodity contracts		Sales and other operating revenue	$(6)
Commodity contracts		Costs of products sold and operating expenses	—

			$(6)

Three Months Ended June 30, 2011:	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)	Location of Gains (Losses) Recognized in Earnings	Pretax Gains (Losses) Recognized in Earnings
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$17	Sales and other operating revenue	$15
Commodity contracts		Cost of products sold and operating expenses	(5)

	$17		$10

Derivatives not designated as hedging instruments:
Commodity contracts		Sales and other operating revenue	$(4)
Commodity contracts		Cost of products sold and operating expenses	(1)

			$(5)

Three Months Ended June 30, 2010:
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$7	Sales and other operating revenue	$44
Commodity contracts		Costs of products sold and operating expenses	(39)

	$7		$5

Derivatives not designated as hedging instruments:
Commodity contracts		Sales and other operating revenue	$(5)
Commodity contracts		Costs of products sold and operating expenses	—

			$(5)

11.	Business Segment Information.

The following tables set forth certain statement of operations information concerning Sunoco’s business segments (in millions of dollars):

	Refining and Supply	Retail Marketing	Logistics	Chemicals	Coke	Corporate and Other		Consolidated
Six Months Ended June 30, 2011:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$8,383	$8,549	$4,340	$629	$706	$—		$22,607
Intersegment	$7,324	$—	$342	$—	$5	$—		$—
Pretax income (loss) attributable to Sunoco, Inc. shareholders	$(182)	$81	$85	$(3)	$29	$(323	)*	$(313)
Income tax benefit attributable to Sunoco, Inc. shareholders								(87)

Net loss attributable to Sunoco, Inc. shareholders								$(226)

	Refining and Supply	Retail Marketing	Logistics	Chemicals**	Coke	Corporate and Other		Consolidated
Six Months Ended June 30, 2010:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$6,823	$6,390	$3,323	$527	$675	$—		$17,738
Intersegment	$5,272	$—	$387	$—	$4	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$68	$107	$57	$12	$107	$(175	)***	$176
Income tax expense attributable to Sunoco, Inc. shareholders								71

Income from continuing operations attributable to Sunoco, Inc. shareholders								105
Loss from discontinued operations, net of income taxes								(23)

Net income attributable to Sunoco, Inc. shareholders								$82

*	Consists of $40 million of corporate expenses, $40 million of net financing expenses and other, a $6 million gain on the divestment of the Toledo refinery and related inventory, $42 million of LIFO inventory profits, a $9 million gain from the remeasurement of pipeline equity interests to fair value and a $300 million provision for asset write-downs and other matters (Note 3).
**	Excludes amounts attributable to discontinued polypropylene operations (Note 2).
***	Consists of $53 million of corporate expenses, $55 million of net financing expenses and other and a $67 million provision for asset write-downs and other matters (Note 3).

	Refining and Supply	Retail Marketing	Logistics	Chemicals	Coke	Corporate and Other		Consolidated
Three Months Ended June 30, 2011:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$4,203	$4,706	$2,385	$328	$376	$—		$11,998
Intersegment	$4,045	$—	$39	$—	$2	$—		$—
Pretax income (loss) attributable to Sunoco, Inc. shareholders	$(44)	$69	$54	$6	$20	$(328	)*	$(223)
Income tax benefit attributable to Sunoco, Inc. shareholders								(98)

Net loss attributable to Sunoco, Inc. shareholders								$(125)

	Refining and Supply	Retail Marketing	Logistics	Chemicals	Coke	Corporate and Other		Consolidated
Three Months Ended June 30, 2010:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$3,729	$3,402	$1,815	$278	$348	$—		$9,572
Intersegment	$2,749	$—	$215	$—	$2	$—		$—
Pretax income (loss) attributable to Sunoco, Inc. shareholders	$138	$73	$30	$7	$56	$(79	)**	$225
Income tax expense attributable to Sunoco, Inc. shareholders								80

Net income attributable to Sunoco, Inc. shareholders								$145

*	Consists of $18 million of corporate expenses, $16 million of net financing expenses and other, a $9 million loss on the divestment of the Toledo refinery and related inventory, a $9 million gain from the remeasurement of pipeline equity interests to fair value and a $294 million provision for asset write-downs and other matters (Note 3).
**	Consists of $30 million of corporate expenses, $27 million of net financing expenses and other and a $22 million provision for asset write-downs and other matters (Note 3).

12.	Subsequent Events.

In July 2011, the Partnership issued $600 million of long-term debt, consisting of $300 million of 4.65 percent notes due in 2022 and $300 million of 6.10 percent notes due in 2042. Net proceeds of $595 million were used to pay down the outstanding borrowings under the Partnership’s $395 and $63 million revolving credit facilities, which were used to fund the Inland and Texon acquisitions, and for general partnership purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - SIX MONTHS

Earnings Profile of Sunoco Businesses

	Six Months Ended June 30,
	2011	2010	Variance
	(Millions of Dollars)
Refining and Supply	$(182)	$68	$(250)
Retail Marketing	81	107	(26)
Logistics	85	57	28
Chemicals:
Continuing operations	(3)	12	(15)
Discontinued polypropylene operations	—	33	(33)
Coke	29	107	(78)
Corporate and Other:
Corporate expenses	(40)	(53)	13
Net financing expenses and other	(40)	(55)	15
Asset write-downs and other matters	(300)	(67)	(233)
Sale of Toledo refinery	6	—	6
LIFO inventory profits	42	—	42
Gain on remeasurement of pipeline equity interests	9	—	9
Loss on sale of discontinued polypropylene operations	—	(169)	169

Pretax income (loss) attributable to Sunoco, Inc. shareholders	(313)	40	(353)
Income tax benefit attributable to Sunoco, Inc. shareholders*	(87)	(42)	(45)

Net income (loss) attributable to Sunoco, Inc. shareholders	$(226)	$82	$(308)

*	Includes a $113 million tax benefit attributable to discontinued polypropylene operations for the six months ended June 30, 2010.

Analysis of Earnings Profile of Sunoco Businesses

In the six-month period ended June 30, 2011, the net loss attributable to Sunoco, Inc. shareholders was $226 million, or $1.87 per share of common stock on a diluted basis versus net income attributable to Sunoco, Inc. shareholders of $82 million, or $0.69 per share, in the first half of 2010.

The $353 million decrease in pretax results attributable to Sunoco, Inc. shareholders in the first half of 2011 was primarily due to higher provisions for asset write-downs and other matters ($233 million), lower refined product margins ($241 million) and production volumes ($94 million), and lower results attributable to Sunoco’s Coke business ($78 million). Partially offsetting these negative factors were the absence of the 2010 loss related to discontinued polypropylene operations ($136 million), lower expenses ($81 million), LIFO gains in 2011 from the liquidation of crude oil and refined product inventories ($42 million) and higher results in Sunoco’s Logistics business ($28 million). The increase in the income tax benefit was largely due to reductions in the income before discrete items.

Refining and Supply

	Six Months Ended June 30,
	2011	2010
Pretax income (loss) (millions of dollars)	$(182)	$68
Wholesale margin* (per barrel)	$3.70	$5.82
Crude inputs as percent of crude unit rated capacity**	79%	85%
Throughputs (thousands of barrels daily):
Crude oil	442.4	575.7
Other feedstocks	48.7	54.5

Total throughputs	491.1	630.2

Products manufactured (thousands of barrels daily):
Gasoline	249.9	324.8
Middle distillates	174.5	223.5
Residual fuel	27.4	37.2
Petrochemicals	15.6	22.3
Other	43.1	50.2

Total Production	510.5	658.0
Less: Production used as fuel in refinery operations	23.9	30.4

Total production available for sale	486.6	627.6

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects the impact of a 170 thousand barrels-per-day reduction in crude unit capacity resulting from the sale of the Toledo refinery on March 1, 2011.

Refining and Supply had a pretax loss totaling $182 million in the first six months of 2011 versus income of $68 million in the first half of 2010. The $250 million decrease in results was primarily due to lower realized margins ($241 million) and refined products production volume ($94 million), partially offset by lower expenses ($84 million). Production volumes in 2011 were negatively affected by significant unplanned maintenance activities at the Philadelphia and Marcus Hook refineries which limited utilization through April 2011.

On March 1, 2011, Sunoco completed the sale of its Toledo refinery and related crude and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash at closing, a $200 million two-year note receivable, and a $285 million note receivable and $6 million in cash related to working capital adjustments subsequent to closing which were both paid in May 2011. In addition, the purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco has not recorded any amount related to the contingent consideration in accordance with its accounting policy election on such amounts. In connection with this transaction, the Company recognized a $6 million net pretax gain ($1 million loss after tax) in the first half of 2011, which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. This gain includes a pretax gain of $535 million attributable to the sale of crude and refined product inventories. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

Retail Marketing

	Six Months Ended June 30,
	2011	2010
Pretax income (millions of dollars)	$81	$107
Retail margin* (per barrel):
Gasoline	$4.09	$4.30
Middle distillates	$4.16	$3.59
Sales (thousands of barrels daily):
Gasoline	295.6	283.7
Middle distillates	26.7	27.0

	322.3	310.7

Retail gasoline outlets	4,907	4,743

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing had pretax income of $81 million in the first half of 2011 versus $107 million in the first half of 2010. The decrease in earnings was primarily due to higher expenses ($24 million) and lower average retail gasoline margins ($11 million). The higher expenses were largely the result of higher credit card fees at company-operated locations as a result of increased retail prices and the absence of a favorable litigation settlement in 2010. Retail gasoline margins were impacted by the inability to fully pass-through wholesale price increases caused by the run up in crude prices. These negative factors were partially offset by higher gasoline sales volumes ($9 million) driven by the increase in retail outlets.

Logistics

	Six Months Ended June 30,
	2011	2010
Pretax income (millions of dollars)	$85	$57
Pipeline and terminal throughputs (thousands of barrels daily):*
Unaffiliated Customers	2,597	1,766
Affiliated Customer	1,016	1,256

	3,613	3,022

*	Excludes joint-venture operations which are not consolidated.

Logistics earned $85 million pretax in the first six months of 2011 versus $57 million in the first six months of 2010. The increase in earnings was primarily due to expanded crude oil volumes and margins which benefited from market-related opportunities and higher earnings attributable to recent acquisitions and organic growth projects.

In May 2011, Sunoco Logistics Partners L.P. obtained a controlling financial interest in Inland Corporation through a series of transactions involving Sunoco and a third party. Sunoco exercised its rights to acquire additional ownership interests in Inland for $56 million, net of cash received, and the Partnership purchased additional ownership interests from a third party for $30 million. The Partnership’s total ownership interest in Inland increased to 84 percent after it purchased all of Sunoco’s interests. As a result of these transactions, Inland became a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recognized a $9 million gain ($6 million after tax) from the remeasurement of its pre-acquisition equity interests in Inland to fair value upon consolidation. This gain is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

In June 2011, the Partnership signed a definitive agreement to purchase a refined products terminal located in East Boston, MA from ConocoPhillips for $56 million plus the fair value of inventory. The terminal has a storage capacity of approximately 1.2 million barrels and is the sole service provider of Logan International Airport under a long term contract. The transaction is subject to customary closing conditions and is expected to close in the third quarter of 2011.

In July 2011, the Partnership issued 1.31 million deferred distribution units valued at $98 million and paid $2 million in cash to Sunoco in exchange for the tank farm and related assets located at the Eagle Point refinery. These units will not participate in Partnership distributions until they convert into common units on the one-year anniversary of their issuance. Upon completion of this transaction, Sunoco’s interest in the Partnership increased to 34 percent. Sunoco’s share of Partnership distributions is expected to increase to approximately 49 percent, assuming the Partnership’s current quarterly cash distribution rate and no additional unit issuances, when the new units convert to common units in the third quarter of 2012.

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon L.P. for $205 million plus the fair value of inventory. For additional information concerning this acquisition, see Note 3 to the condensed consolidated financial statements.

Chemicals- Continuing Operations *

	Six Months Ended June 30,
	2011	2010
Pretax income (loss) (millions of dollars)	$(3)	$12
Margin** (cents per pound):	9.1	9.4
Sales (millions of pounds)	948	1,003

*	Consists of the phenol and related products operations but excludes amounts attributable to the polypropylene business, which was sold to Braskem S.A. on March 31, 2010.
**	Wholesale sales revenue less cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

Continuing chemical operations had a pretax loss of $3 million in the first half of 2011 versus pretax income of $12 million in the first half of 2010. The $15 million decrease in results was primarily attributable to the unplanned refinery downtime in the Company’s Philadelphia refinery which limited supply of cumene to the Frankford phenol facility, raising feedstock costs and reducing production.

In July 2011, Sunoco completed the sale of its phenol and acetone chemical manufacturing facility in Philadelphia, PA (“Frankford Facility”) and related inventory to an affiliate of Honeywell International Inc. Sunoco received total cash proceeds of $87 million which is subject to an inventory adjustment subsequent to closing. In connection with this agreement, Sunoco recorded a $118 million provision ($70 million after tax) to write down Frankford Facility assets to their estimated fair values during the second quarter of 2011. At June 30, 2011, the carrying amounts were $73 million for the Frankford Facility and $45 million for related inventory and other assets. Such amounts have been classified as assets held for sale in the condensed consolidated balance sheet. The results of operations for the Frankford Facility have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Frankford Facility through a cumene supply agreement which expires December 31, 2016. Upon six months prior notice, Sunoco may terminate this supply agreement on or after July 1, 2012 if a reconfiguration of its Philadelphia refinery results in a reduction in the production of cumene or raw materials necessary to make cumene. The charge is included in asset write-downs and other matters in Corporate and Other in the Earnings Profile of Sunoco Businesses.

In connection with the sale of the Frankford Facility, the Company is evaluating its strategic options with regard to its Haverhill phenol chemical operations (“Haverhill Facility”) including a potential sale. As a result, the Company evaluated the Haverhill Facility for potential impairment as of June 30, 2011. Sunoco analyzed the expected cash flows of the Haverhill Facility using a probability-weighted analysis which considered the alternatives of continuing to operate and selling the facility. Expected future cash flows associated with the continued operations of the Haverhill Facility were developed using management’s estimates about the future operations, including expected production and sales volumes and prices for key raw materials and phenol and related products. Based upon this analysis, Sunoco determined that the long-lived assets at the Haverhill Facility were impaired. The fair value of the Haverhill Facility was then determined based upon an evaluation of discounted expected future operating cash flows of the Haverhill Facility and offers by potential purchasers. In connection therewith, Sunoco recorded a $169 million provision ($101 million after tax) to write down Haverhill Facility assets to their estimated fair values during the second quarter of 2011. The charge is included in asset write-downs and other matters in Corporate and Other in the Earnings Profile of Sunoco Businesses.

Chemicals - Discontinued Polypropylene Operations

Discontinued polypropylene operations which were sold on March 31, 2010 had pretax income of $33 million in the first six months of 2010.

Coke

	Six Months Ended June 30,
	2011	2010
Pretax income (millions of dollars)	$29	$107
Coke production (thousands of tons):
United States	1,783	1,725
Brazil	776	835

Coke earned $29 million pretax in the first half of 2011 versus $107 million in the first half of 2010. The decrease in earnings was attributable to lower coke sales revenues as a result of the Jewell contract restructuring with ArcelorMittal in January 2011 and the recognition of a $13 million contract loss in connection with agreements to purchase coke from third-parties to cover a projected 2011 production shortfall at the Indiana Harbor facility. Higher general and administrative costs largely associated with the relocation of the corporate offices of SunCoke Energy, Inc. (“SunCoke Energy”) and additional staffing costs related to becoming a public company also contributed to the decline in earnings. Operational improvements at Indiana Harbor resulting from recent maintenance and repairs at this facility increased volume during the second quarter. The Company now anticipates that coke production at Indiana Harbor will be sufficient to meet contractual requirements with ArcelorMittal. SunCoke Energy is actively marketing the excess purchased coke to third parties. Improved results at the Haverhill and Granite City facilities partially offset the negative factors.

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc., based in Honaker, VA, for $52 million, consisting of a net cash payment of $38 million and contingent consideration totaling $14 million. For additional information concerning this acquisition, see Note 3 to the condensed consolidated financial statements.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility. In February 2010, SunCoke Energy obtained the necessary permits to build and operate the plant, although some of them have been appealed. These facilities are expected to cost in aggregate approximately $420 million and be completed in the second half of 2011. The plant is expected to produce 550 thousand tons of coke per year and provide, on average, 44 megawatts of power. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through June 30, 2011 totaled $366 million.

In May 2011, SunCoke Energy signed a memorandum of understanding to make a minority equity investment of approximately $30 million in Global Coke Limited (“Global Coke”), one of the leading metallurgical coke producers in India. In conjunction with this investment, SunCoke Energy would provide operations, engineering and technology support to Global Coke. SunCoke Energy is currently conducting due diligence in connection with the proposed transaction. Consummation of the transaction is subject to the satisfaction of customary closing conditions, including the execution of definitive agreements and the approval of management of the respective parties.

In June 2011, SunCoke Energy entered into a series of coal transactions with Revelation Energy (“Revelation”). Under a contract mining agreement, Revelation will mine certain of SunCoke Energy’s coal reserves. This coal will be mined, subject to the satisfaction of certain conditions, over a three-year period beginning in 2012 and is expected to produce approximately 1.3 million tons of predominantly metallurgical coal over such period. SunCoke Energy also intends to build a state-of-the-art rapid train coal loading facility in the proximity of its coal mining operations at an expected cost of approximately $20 million.

SunCoke Energy is currently discussing other opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term contracts. The facilities would also generate steam, which would typically be sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market. SunCoke Energy’s ability to enter into additional arrangements is dependent upon market conditions in the steel industry. One such potential project is a facility with up to 200 ovens and 1.1 million tons of capacity which could serve multiple customers and may have a portion of its capacity reserved for coke sales in the spot market. SunCoke Energy is in the early stages of permitting for this potential facility in Kentucky, but it is also assessing alternative sites in other states.

For information on SunCoke Energy’s initial public offering (“IPO”), see Other Cash Flow Information in the Financial Condition discussion in this report.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $40 million pretax in the first half of 2011 versus $53 million in the first half of 2010. The decrease was largely driven by lower one-time project costs as well as lower accruals for performance-related incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $40 million pretax in the first half of 2011 versus $55 million in the first half of 2010. The $15 million decrease was primarily driven by higher interest income and capitalized interest. The increased interest income was primarily attributable to notes receivable balances resulting from the sale of the Toledo refinery and related inventory. The capitalized interest was largely attributable to ongoing construction of the Middletown cokemaking facility.

Asset Write-Downs and Other Matters – During the first half of 2011, Sunoco recorded a $292 million provision ($174 million after tax) to write down assets at the Frankford and Haverhill chemical facilities to their estimated fair values and certain Eagle Point storage assets which have been taken out of service and recorded an $8 million provision ($5 million after tax) primarily for pension settlement losses in connection with business improvement initiatives. During the first half of 2010, Sunoco recorded a $33 million provision ($20 million after tax) primarily related to contract losses in connection with excess barge capacity resulting from the permanent shut down of the Eagle Point refinery during 2009 and recorded a $34 million provision ($20 million after tax) primarily for pension settlement losses and employee terminations and related costs in connection with business improvement initiatives (see Note 3 to the condensed consolidated financial statements).

Sale of Toledo Refinery – During the first half of 2011, Sunoco recognized a $6 million net gain ($1 million loss after tax) related to the divestment of its Toledo refinery and related inventory (see Note 3 to the condensed consolidated financial statements).

LIFO Inventory Profits – During the first half of 2011, Sunoco recognized a $42 million gain ($26 million after tax) resulting from the reduction of crude oil and refined product inventories at the Toledo refinery prior to its divestment (see Note 3 to the condensed consolidated financial statements).

Gain on Remeasurement of Pipeline Equity Interests – During the second quarter of 2011, Sunoco recognized a $9 million gain ($6 million after tax) from the remeasurement of its pre-acquisition equity interests in Inland to fair value upon consolidation (see Note 3 to the condensed consolidated financial statements).

Sale of Discontinued Polypropylene Operations – During the first quarter of 2010, Sunoco recognized a $169 million loss ($44 million after tax) related to the divestment of the discontinued polypropylene operations (see Note 2 to the condensed consolidated financial statements).

Income Taxes – The income tax benefit attributable to Sunoco, Inc. shareholders was $87 million in the first half of 2011 compared to $42 million in the first half of 2010. The increase in the income tax benefit was largely due to reductions in the income before discrete items. The effective tax rates for each period were determined based upon the expected full year tax rates at the end of each period. The reduction in the effective rate in 2011 is largely attributable to the estimated impact of nonconventional fuel tax credits on lower expected pretax earnings.

Analysis of Condensed Consolidated Statements of Operations

Revenues – Total revenues were $22.66 billion in the first six months of 2011 compared to $17.78 billion in the first half of 2010. The 27 percent increase was primarily due to higher refined product prices and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics business. Partially offsetting these positive factors were lower refined product sales volumes largely attributable to the sale of the Toledo refinery in the first quarter of 2011.

Costs and Expenses – Total costs and expenses were $22.89 billion in the first six months of 2011 compared to $17.55 billion in the first half of 2010. The 30 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting from price increases, higher refined product acquisitions volumes and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics business. Partially offsetting these negative factors were lower crude oil acquisition volumes largely attributable to the sale of the Toledo refinery in the first quarter of 2011.

RESULTS OF OPERATIONS – THREE MONTHS

Earnings Profile of Sunoco Businesses

	Three Months Ended June 30,
	2011	2010	Variance
	(Millions of Dollars)
Refining and Supply	$(44)	$138	$(182)
Retail Marketing	69	73	(4)
Logistics	54	30	24
Chemicals:
Continuing operations	6	7	(1)
Discontinued polypropylene operations	—	—	—
Coke	20	56	(36)
Corporate and Other:
Corporate expenses	(18)	(30)	12
Net financing expenses and other	(16)	(27)	11
Asset write-downs and other matters	(294)	(22)	(272)
Sale of Toledo refinery	(9)	—	(9)
Gain on remeasurement of pipeline equity interests	9	—	9

Pretax income (loss) attributable to Sunoco, Inc. shareholders	(223)	225	(448)
Income tax expense (benefit) attributable to Sunoco, Inc. shareholders	(98)	80	(178)

Net income (loss) attributable to Sunoco, Inc. shareholders	$(125)	$145	$(270)

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended June 30, 2011, the net loss attributable to Sunoco, Inc. shareholders was $125 million, or $1.03 per share of common stock on a diluted basis versus net income attributable to Sunoco, Inc. shareholders of $145 million, or $1.20 per share, in the second quarter of 2010.

The $448 million decrease in pretax results attributable to Sunoco, Inc. shareholders in the second quarter of 2011 was primarily due to higher provisions for asset write-downs and other matters ($272 million), lower refined product margins ($183 million) and production volumes ($80 million), and lower results attributable to Sunoco’s Coke business ($36 million). Partially offsetting these negative factors were lower expenses ($74 million), higher results in Sunoco’s Logistics business ($24 million) and higher margins in Sunoco’s Retail Marketing ($14 million) and Chemicals ($10 million) businesses. The decrease in income tax expense was primarily attributable to reductions in the income before discrete items and tax benefits on the asset write-downs and other matters.

Refining and Supply

	Three Months Ended June 30,
	2011	2010
Pretax income (loss) (millions of dollars)	$(44)	$138
Wholesale margin* (per barrel)	$4.31	$7.34
Crude inputs as percent of crude unit rated capacity**	84%	92%
Throughputs (thousands of barrels daily):
Crude oil	425.2	617.5
Other feedstocks	42.5	50.2

Total throughputs	467.7	667.7

Products manufactured (thousands of barrels daily):
Gasoline	234.6	343.1
Middle distillates	165.5	244.5
Residual fuel	31.0	39.5
Petrochemicals	14.9	20.9
Other	38.4	48.5

Total Production	484.4	696.5
Less: Production used as fuel in refinery operations	23.3	32.3

Total production available for sale	461.1	664.2

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects the impact of a 170 thousand barrels-per-day reduction in crude unit capacity resulting from the sale of the Toledo refinery on March 1, 2011.

Refining and Supply had a pretax loss totaling $44 million in the current quarter versus income of $138 million in the second quarter of 2010. The $182 million decrease in results was primarily due to lower realized margins ($183 million) and production volumes ($80 million), partially offset by lower expenses ($73 million). The overall crude utilization rate was 84 percent for the quarter, up from 74 percent in the first quarter of 2011.

Retail Marketing

	Three Months Ended June 30,
	2011	2010
Pretax income (millions of dollars)	$69	$73
Retail margin* (per barrel):
Gasoline	$5.20	$4.81
Middle distillates	$5.24	$3.79
Sales (thousands of barrels daily):
Gasoline	303.9	295.7
Middle distillates	27.6	29.9

	331.5	325.6

Retail gasoline outlets	4,907	4,743

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing had pretax income of $69 million in the current quarter versus $73 million in the second quarter of 2010. The decrease in earnings was primarily due to higher expenses ($20 million) which were largely the result of higher credit card fees at company-operated locations as a result of increased retail prices and the absence of a favorable litigation settlement in 2010. The higher expenses were partially offset by higher average retail gasoline and distillate margins ($14 million) and sales volumes ($3 million).

Logistics

	Three Months Ended June 30,
	2011	2010
Pretax income (millions of dollars)	$54	$30
Pipeline and terminal throughputs (thousands of barrels daily)*
Unaffiliated Customers	2,858	1,792
Affiliated Customer	897	1,275

	3,755	3,067

*	Excludes joint-venture operations which are not consolidated.

Logistics earned $54 million pretax in the second quarter of 2011 versus $30 million in the second quarter of 2010. The $24 million increase in earnings was primarily due to expanded crude oil volumes and margins which benefited from market-related opportunities and higher earnings attributable to recent acquisitions and organic growth projects.

Chemicals- Continuing Operations*

	Three Months Ended June 30,
	2011	2010
Pretax income (millions of dollars)	$6	$7
Margin** (cents per pound):	10.7	8.9
Sales (millions of pounds)	478	554

*	Consists of the phenol and related products operations but excludes amounts attributable to the polypropylene business, which was sold to Braskem S.A. on March 31, 2010.
**	Wholesale sales revenue less cost of feedstocks, product purchases and related terminalling and transportation divided by sales volumes.

Continuing chemical operations earned $6 million in the second quarter of 2011 versus $7 million in the second quarter of 2010. The decrease in results was driven by lower sales volumes ($8 million) and higher expenses ($3 million), which were largely offset by higher margins ($10 million).

Coke

	Three Months Ended June 30,
	2011	2010
Pretax income (millions of dollars)	$20	$56
Coke production (thousands of tons):
United States	922	883
Brazil	412	422

Coke earned $20 million pretax in the second quarter of 2011 versus $56 million in the second quarter of 2010. The decrease in earnings was attributable to lower coke sales revenues as a result of the Jewell contract restructuring with ArcelorMittal in January 2011 and higher general and administrative costs largely associated with the relocation of SunCoke Energy’s corporate offices and additional staffing costs related to becoming a public company.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $18 million pretax in the second quarter of 2011 versus $30 million in the second quarter of 2010. The decrease was largely driven by lower one-time project costs as well as lower accruals for performance-related incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $16 million pretax in the second quarter of 2011 versus $27 million in the second quarter of 2010. The $11 million decrease was primarily driven by higher interest income and capitalized interest. The increased interest income was primarily attributable to notes receivable balances resulting from the sale of the Toledo refinery and related inventory. The capitalized interest is largely attributable to construction of the Middletown cokemaking facility.

Asset Write-Downs and Other Matters – During the second quarter of 2011, Sunoco recorded a $292 million provision ($174 million after tax) to write down assets at the Frankford and Haverhill chemical facilities to their estimated fair values and certain Eagle Point storage assets which have been taken out of service and recorded a $2 million provision ($1 million after tax) for pension settlement losses in connection with business improvement initiatives. During the second quarter of 2010, Sunoco recorded a $22 million provision ($13 million after tax) primarily for pension settlement losses and employee terminations and related costs in connection with business improvement initiatives (see Note 3 to the condensed consolidated financial statements).

Sale of Toledo Refinery – During the second quarter of 2011, Sunoco recognized pension settlement losses of $9 million ($5 million after tax) attributable to the divestment of its Toledo refinery (see Note 3 to the condensed consolidated financial statements).

Gain on Remeasurement of Pipeline Equity Interests – During the second quarter of 2011, Sunoco recognized a $9 million gain ($6 million after tax) from the remeasurement of its pre-acquisition equity interests in Inland to fair value upon consolidation (see Note 3 to the condensed consolidated financial statements).

Income Taxes – The income tax benefit attributable to Sunoco, Inc. shareholders was $98 million in the second quarter of 2011 compared to income tax expense of $80 million in the second quarter of 2010. The decrease in income tax expense was primarily attributable to reductions in the income before discrete items and tax benefits on the asset write-downs and other matters. The effective tax rates for each period were determined based upon the expected full year tax rates at the end of each period. The reduction in the effective rate in 2011 is largely attributable to the estimated impact of nonconventional fuel tax credits on lower expected pretax earnings.

Analysis of Condensed Consolidated Statements of Operations

Revenues – Total revenues were $12.02 billion in the current three-month period compared to $9.59 billion in the second quarter of 2010. The 25 percent increase was primarily due to higher refined product prices and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics business. Partially offsetting these positive factors were lower refined product sales volumes largely attributable to the sale of the Toledo refinery in the first quarter of 2011.

Costs and Expenses – Total costs and expenses were $12.19 billion in the current three-month period compared to $9.33 billion in the second quarter of 2010. The 31 percent increase was primarily due to higher crude oil acquisition costs resulting from price increases, higher refined product acquisition volumes and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics business. Partially offsetting these negative factors were lower crude oil acquisition volumes largely attributable to the sale of the Toledo refinery in the first quarter of 2011.

FINANCIAL CONDITION

Cash and Working Capital

At June 30, 2011, Sunoco had cash and cash equivalents of $1,476 million compared to $1,485 million at December 31, 2010. Including assets held for sale, Sunoco had a working capital surplus of $275 million at June 30, 2011 compared to $797 million at December 31, 2010. The $9 million decrease in cash and cash equivalents was due to $357 million of net cash used in operating activities and $36 million of net cash used in financing activities, largely offset by $384 million of net cash provided by investing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for Sunoco’s crude oil, petroleum and chemical product inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories, including inventories classified as assets held for sale, exceeded their carrying value at June 30, 2011 by approximately $2.96 billion. Inventories valued at LIFO are readily marketable at their current replacement values.

Certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

Sunoco’s net cash used in operating activities was $357 million in the first half of 2011 compared to $956 million in net cash provided by operating activities in the first half of 2010. This $1,313 million decrease in cash from operations was primarily due to a decrease in results and a $524 million increase in working capital changes pertaining to operating activities. An increase in working capital during 2011 was largely attributable to seasonal increases in refined product inventories and the repayment of retained crude payables from the Toledo refinery. A decrease in working capital during 2010 was largely attributable to federal income tax refunds totaling $526 million and the absence of the collection of retained accounts receivable from the Company’s discontinued polypropylene operations. Both the 2011 and 2010 periods included increases in crude oil inventories as a result of contango inventory storage activities of the Partnership and sources of cash from increases in crude prices on Sunoco’s net payable from its refining activities.

Other Cash Flow Information

In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights and sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds. In August 2010, the Partnership issued 2.01 million limited partnership units in a public offering, generating $144 million of net proceeds. Upon completion of these transactions, Sunoco’s interest in the Partnership decreased to 31 percent. Sunoco’s share of Partnership distributions is expected to be approximately 47 percent at the Partnership’s current quarterly cash distribution rate based on its ownership interest at June 30, 2011 (see Note 9 to the condensed consolidated financial statement for additional information on Sunoco’s expected share of future Partnership distributions).

Sunoco received proceeds of $837 million in the first half of 2011 from the sale of its Toledo refinery and related inventory.

An IPO of 13.34 million shares of SunCoke Energy common stock, which includes 1.74 million shares allocated to the underwriters’ over-allotment option, was completed on July 26, 2011. The offering price was $16 per share. Sunoco borrowed $300 million on July 12, 2011 from an affiliate of one of the IPO underwriters. This borrowing was later satisfied by Sunoco at the closing of the IPO through an exchange of the 13.34 million shares of SunCoke Energy stock valued at $199 million (after deducting the underwriters’ discounts and commissions) and a cash payment of $101 million. Sunoco continues to maintain a controlling financial interest in SunCoke Energy through its ownership of 81 percent of the outstanding shares of SunCoke Energy common stock. Sunoco intends to complete the separation of SunCoke Energy from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off that is intended to qualify as a tax-free transaction. The spin-off is expected to occur no later than one year after the IPO. In July 2011, concurrent with its IPO, SunCoke Energy issued $400 million aggregate principal of 7.625 percent senior notes which mature in 2019 and entered into a $300 million senior secured term loan credit facility which matures in July 2018. The principal amount of the term loan credit facility will amortize in quarterly installments equal to 0.25 percent of the original principal amount of the term loan credit facility, with the balance payable at maturity. The term loan credit facility will bear interest at a rate based on SunCoke Energy’s election of available alternatives which includes LIBOR (with a floor of 1.00 percent) plus 3.00 percent. The senior notes and the term loan credit facility are guaranteed by each direct and indirect, existing and future, domestic material restricted subsidiary of SunCoke Energy. The term loan facility is secured on a first priority basis by a perfected security interest in substantially all of SunCoke Energy’s and each SunCoke Energy subsidiary guarantor’s tangible and intangible assets (subject to certain exceptions). SunCoke Energy used a portion of the proceeds to repay $575 million of intercompany debt payable to a subsidiary of Sunoco.

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

        The Company has a $1.3 billion revolving credit facility with a syndicate of 18 participating banks (the “Facility”), of which $1.2 billion matures in August 2012 with the balance to mature in August 2011. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. Under the terms of the Facility, Sunoco is required to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.1 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). At June 30, 2011, the Company’s tangible net worth was $3.4 billion and its targeted tangible net worth was $2.2 billion. The Facility also requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P. (and SunCoke Energy subsequent to its IPO and issuance of $700 million of long-term debt in July 2011), to consolidated capitalization (as those terms are defined in the Facility) not to exceed .60 to 1. At June 30, 2011, this ratio was .22 to 1. At June 30, 2011, the Facility was being used to support $115 million of floating-rate notes due in 2034. The Company remarkets the floating-rate notes on a weekly basis. However, any inability to remarket the floating-rate notes would have no impact on the Company’s liquidity as they currently represent a reduction in funds under the Facility which would be available for future borrowings if the notes were repaid.

Sunoco Logistics Partners L.P. has a $395 million revolving credit facility with a syndicate of 10 participating banks, which expires in November 2012. This facility is available to fund the Partnership’s working capital requirements, to finance acquisitions, and for general partnership purposes. Amounts outstanding under this facility totaled $234 and $ – million at June 30, 2011 and December 31, 2010, respectively. The Partnership also has a $63 million revolving credit facility with two participating banks, which expires in September 2011. There was $31 million outstanding under this facility at June 30, 2011 and December 31, 2010, which has been classified as long-term debt as the Partnership has the ability and intent to refinance it on a long-term basis. The $395 million facility contains a covenant requiring the Partnership to maintain a ratio not to exceed 4.75 to 1 of its consolidated total debt (including letters of credit) to its consolidated EBITDA (each as defined in the facility). The $63 million facility contains a similar covenant, but the ratio in this covenant may not exceed 4.5 to 1. At June 30, 2011, the Partnership’s ratio of its consolidated debt to its consolidated EBITDA was 3.1 to 1.

In July 2011, concurrent with its IPO, SunCoke Energy entered into a $150 million senior secured revolving credit facility which expires in July 2016. There are no outstanding borrowings under the revolving credit facility as of the date of this report. The credit facility is secured on a first priority basis by a perfected security interest in substantially all of SunCoke Energy’s and each SunCoke Energy subsidiary guarantor’s tangible and intangible assets (subject to certain exceptions).

Also in July 2011, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with four participating banks, extending its accounts receivable securitization facility that was scheduled to expire in August 2011 by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $250 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At June 30, 2011, there was approximately $460 million of accounts receivable eligible to support this facility; however, there were no borrowings outstanding under the facility as of that date.

The following table sets forth Sunoco’s cash and cash equivalents and outstanding debt (in millions of dollars):

	At June 30, 2011	At December 31, 2010
Cash and cash equivalents	$1,476	$1,485

Short-term debt	$115	$115
Current portion of long-term debt	278	178
Long-term debt	2,085	2,136

Total debt*	$2,478	$2,429

*	Includes $1,363 and $1,129 million at June 30, 2011 and December 31, 2010, respectively, attributable to Sunoco Logistics Partners L.P.

In July 2011, the Partnership issued $600 million of long-term debt, consisting of $300 million of 4.65 percent notes due in 2022 and $300 million of 6.10 percent notes due in 2042.

Management believes the Company can access the capital markets to pursue strategic opportunities as they arise. In addition, the Company has the option of selling a portion of its Sunoco Logistics Partners L.P. interests, and Sunoco Logistics Partners L.P. has the option of issuing additional common units.

RETIREMENT BENEFIT PLANS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
Balance at beginning of period	$1,008	$804
Increase (reduction) in market value of investments resulting from:
Net investment income	50	149
Company contributions	—	234
Plan benefit payments	(92)	(168)
Divestments	—	(11)

Balance at end of period	$966	$1,008

As a result of the workforce reduction, divestments and the permanent shutdown of the Eagle Point refinery, the Company incurred noncash settlement, special termination and curtailment losses in these plans during the year ended December 31, 2010 and the first six months of 2011 totaling approximately $30 and $15 million after tax, respectively. In 2010, the Company contributed $234 million to its funded defined benefit plans consisting of $144 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. The Company may make contributions to its funded defined benefit plans in 2011 with available cash.

DIVIDENDS AND SHARE REPURCHASES

The Company’s management believes that Sunoco’s current dividend level of $.15 per share ($.60 per year) is sustainable under current conditions. In addition, the Company did not repurchase any of its common stock in the open market during the first half of 2011 and has no intention to do so at this time during the remainder of 2011.

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

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol and related RINs (Renewable Identification Numbers) used to demonstrate compliance with the renewable fuels standard for credits and trading;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to effect divestitures, including the planned spin-off of SunCoke Energy, under favorable terms;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of the Company’s insurers to meet their obligations;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, or disputes with, or changes in contract terms with major customers, suppliers, dealers, distributors or other business partners;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer. The Company had previously reported a material weakness in internal control over financial reporting related to the accounting for income taxes which was described in Item 9A and Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As a result of this material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes, which was not remediated as of June 30, 2011, the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2011.

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

Remediation of Material Control Weakness

The Company has continued to implement remediation steps to address the material weakness discussed above and to improve its internal control over income tax accounting. Specifically, the Company has: hired additional experienced tax personnel; formalized and implemented tax organizational reporting structure changes which better integrate the tax accounting and compliance functions and facilitate an increase in the level of certain tax review activities during the financial close process; updated process documentation to reflect improvements made for internal control compliance; and is in the process of completing the implementation of computer software that will assist in determining, documenting and calculating our income tax provision.

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

The Company is committed to finalizing the remediation action plans and implementing the necessary enhancements to remediate the material weaknesses described above. These material weaknesses will not be considered remediated until: (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) the Company has sufficient evidence that the new processes and related controls are operating effectively.

Changes in Internal Control Over Financial Reporting

In the third quarter of 2010, Sunoco signed an agreement to outsource selected back office processes, including information technology, finance and accounting transaction processing, and indirect procurement. The Company began transitioning work to the service provider in December 2010 although most significant activities were undertaken in 2011. The transition is expected to continue into the third quarter of 2011. This action is consistent with the Company’s ongoing initiatives to increase efficiencies and generate cost savings in these process-oriented functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. The Company anticipates that these internal controls over financial reporting could be further impacted as the outsourced functions are completely transitioned to the third-party service provider. None of these outsourcing initiatives are in response to the identified material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes. The Company’s management has concluded that the outsourcing agreement has not materially affected, and is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no other changes in the Company’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In March 2011, Philadelphia Air Management Services (“AMS”) proposed a Consent Order and Agreement (“COA”) in excess of $100 thousand alleging that Sunoco had failed to obtain installation permits for several diesel engine sources at its Philadelphia refinery. In April 2011, AMS and Sunoco reached an agreement in principle to resolve the matter for a total payment of $300 thousand. An appropriate consent order and agreement is currently being negotiated between the parties.

In March 2011, the Pennsylvania Department of Environmental Protection (“PADEP”) proposed a COA in excess of $100 thousand alleging that Sunoco had exceeded effluent limitations at its Girard Point wastewater treatment unit on several instances between March 2009 and January 2011. In June 2011, Sunoco and the PADEP reached an agreement wherein Sunoco agreed to pay a civil penalty totaling $400 thousand to resolve the matter.

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

As of June 30, 2011, Sunoco was a defendant in approximately 11 lawsuits involving eight states and Puerto Rico. Ten of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuit is pending in a New Hampshire state court. Three of the cases assert natural resource damage claims.

In all of the cases, discovery is proceeding and there has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability of Sunoco in these matters. Sunoco does not believe that the cases will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three-month period ended June 30, 2011. As of June 30, 2011, the Company had approximately $600 million of its common stock that may yet be purchased under a $1 billion share repurchase program. This program, which was approved by the Company’s Board of Director’s on September 7, 2006, has no stated expiration date.

Item 5.	Other Information

Mine Safety Disclosures

Sunoco is committed to maintaining a safe work environment and ensuring strict environmental compliance across all of its operations as the health and safety of its employees and the communities in which it operates are critical to its success. Sunoco’s coal mining operations are managed by SunCoke Energy. Management at SunCoke Energy believes that SunCoke Energy employs best practices and conducts continual training programs to ensure that all of its employees are focused on safety. Furthermore, SunCoke Energy is in the process of implementing a structured safety and environmental process that provides a robust framework for managing and monitoring safety and environmental performance.

SunCoke Energy has consistently operated its metallurgical coke operations within or near the top quartile for the U.S. Occupational Safety and Health Administration’s recordable injury rates as measured and reported by the American Coke and Coal Chemicals Institute. Historically, SunCoke Energy’s coal mining operations have been among the safest in the United States, consistently operating in the first quartile for the U.S. Department of Labor’s Mine Safety and Health Administration (“MSHA”) recordable injury rates for underground bituminous coal mining. These operations also won the Sentinels of Safety award from MSHA in 2008 for having the mine with the most employee hours worked without experiencing a lost-time injury.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the disclosure of certain information relating to citations or orders for violations of standards under the U.S. Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The following disclosures respond to that legislation. While management at SunCoke believes the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that any rulemaking by the SEC will require disclosures to be presented in a form that differs from the following.

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

Responding to the Dodd-Frank Act legislation, the Company reports that, for the three months ended June 30, 2011, Sunoco Inc.’s operating subsidiaries received no written notice from MSHA of: (a) a flagrant violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act or (c) the potential to have such a pattern. There were no mining-related fatalities during the three months ended June 30, 2011.

The following table presents the additional information for Sunoco that is required by the Dodd-Frank Act for each mine. The mine data retrieval system maintained by MSHA may show information that is different than what is provided herein. Any such difference may be attributed to the need to update that information on MSHA’s system and/or other factors. All section references in the table refer to provisions of the Mine Act.

Alleged Citations, Orders and Violations and Proposed Assessments and Legal Proceedings by Mine 1

Three Months Ended June 30, 2011:
Mine Identification Number	Mine Name	Section 104 Significant and Substantial Citations[2]	Section 104(b) Orders[3]	Section 104(d) Citations and Orders[4]	Section 110(b)(2) Violations[5]	Section 107(a) Orders[6]	Total Proposed Assessments (in thousands of dollars)[7]	Legal Proceedings[8]
4406499	Dominion 7	24	—	—	—	—	$42	9
4406718	Dominion 26	3	—	—	—	—	4	—
4406748	Dominion 30	25	—	—	—	—	34	8
4406759	Dominion 36	114	—	8	—	—	9	3
4406839	Dominion 34	20	—	2	—	—	10	—
4407220	Dominion 44	25	—	1	—	—	10	1
4400649	Preparation Plant 2	—	—	—	—	—	—	—
4407058	Heavy Equipment Shop	—	—	—	—	—	—	—
4406716	Central Shop	—	—	—	—	—	—	—

	Total	211	—	11	—	—	$109	21

[1]

The foregoing tables do not include the following: (i) facilities which have been idle or closed unless they received a citation or order issued by MSHA, (ii) permitted mining sites where operations have not begun, or (iii) mines that are operated on the Company’s behalf by contractors who hold the MSHA numbers and have the MSHA liabilities.

[2]	Alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
[3]	Alleged failures to totally abate a citation within the period of time specified in the citation.
[4]	Alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.
[5]	Alleged flagrant violations issued.
[6]	Alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated.
[7]	Amounts shown include assessments proposed during the three months ended June 30, 2011, on the citations and orders reflected in this table.
[8]

This number reflects legal proceedings initiated during the three months ended June 30, 2011 which remain pending before the Federal Mine Safety and Health Review Commission (“Commission”) as of June 30, 2011. The Commission has jurisdiction to hear not only challenges to citations, orders and penalties but also certain complaints by miners. The number of “pending legal actions” reported here pursuant to Section 1503(a)(3) of the Dodd-Frank Act reflects the number of contested citations, orders, penalties or complaints for which the Commission has assigned a docket number and which remain pending as of June 30, 2011.

Item 6.	Exhibits

10.1	The Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective June 30, 2011.

10.3

Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement,

by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective June 30, 2011.

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

SUNOCO, INC.

By:	/s/ JOSEPH P. KROTT
Joseph P. Krott Comptroller (Principal Accounting Officer)

Date:	August 4, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit

10.1	The Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective June 30, 2011.

10.3	Amended Schedule 2.1 of Directors’ Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective June 30, 2011.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.