Form 10-Q
period 2011-09-30
SUNOCO INC
filed 2011-11-03
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At September 30, 2011, there were 106,757,344 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010*	2011	2010*
	(UNAUDITED)
Revenues
Sales and other operating revenue (including consumer excise taxes)	$12,145	$9,058	$34,123	$26,269
Interest income	5	3	17	4
Gain on remeasurement of pipeline equity interests (Note 3)	—	128	9	128
Other income, net	8	29	40	68

	12,158	9,218	34,189	26,469

Costs and Expenses
Cost of products sold and operating expenses	11,098	8,055	31,313	23,224
Consumer excise taxes	583	616	1,683	1,754
Selling, general and administrative expenses	173	157	479	462
Depreciation, depletion and amortization	112	121	323	343
Payroll, property and other taxes	25	36	84	93
Provision for asset write-downs and other matters (Note 3)	1,964	(3)	1,977	64
Interest cost and debt expense	56	43	138	122
Interest capitalized	(8)	(4)	(20)	(10)

	14,003	9,021	35,977	26,052

Income (loss) from continuing operations before income tax expense (benefit)	(1,845)	197	(1,788)	417
Income tax expense (benefit) (Note 4)	(787)	28	(752)	86

Income (loss) from continuing operations	(1,058)	169	(1,036)	331
Income (loss) from discontinued operations, net of income taxes (Note 2)	20	3	(153)	(21)

Net income (loss)	(1,038)	172	(1,189)	310
Less: net income attributable to noncontrolling interests	58	107	133	163

Net income (loss) attributable to Sunoco, Inc. shareholders	$(1,096)	$65	$(1,322)	$147

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$(9.80)	$0.51	$(9.86)	$1.40
Income (loss) from discontinued operations	0.18	0.03	(1.29)	(0.17)

Net income (loss)	$(9.62)	$0.54	$(11.15)	$1.23

Diluted:
Income (loss) from continuing operations	$(9.80)	$0.51	$(9.86)	$1.40
Income (loss) from discontinued operations	0.18	0.03	(1.29)	(0.18)

Net income (loss)	$(9.62)	$0.54	$(11.15)	$1.22

Weighted-average number of shares outstanding (Note 5):
Basic	113.9	120.6	118.6	120.0
Diluted	113.9	120.8	118.6	120.1
Cash dividends paid per share of common stock	$0.15	$0.15	$0.45	$0.45

*	Reclassified to conform to 2011 presentation (Note 2).

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of Dollars)

	At September 30,	At December 31,
	2011	2010
	(UNAUDITED)
Assets
Cash and cash equivalents	$1,656	$1,485
Accounts and notes receivable, net	3,092	2,679
Inventories (Note 6)	1,153	404
Deferred income taxes	137	129
Assets held for sale (Note 2)	89	1,029

Total current assets	6,127	5,726

Investments and long-term receivables	165	160
Note receivable from sale of Toledo refinery (Note 3)	182	—
Properties, plants and equipment, cost	7,163	11,263
Less: accumulated depreciation, depletion and amortization	1,980	4,208

Properties, plants and equipment, net	5,183	7,055
Deferred charges and other assets	590	356

Total assets	$12,247	$13,297

Liabilities and Equity
Accounts payable	$4,240	$3,912
Accrued liabilities (Note 7)	522	554
Short-term borrowings	115	115
Current portion of long-term debt	32	178
Taxes payable	125	170

Total current liabilities	5,034	4,929

Long-term debt (Note 8)	3,377	2,136
Retirement benefit liabilities	464	481
Deferred income taxes	663	1,390
Other deferred credits and liabilities (Note 7)	504	562
Commitments and contingent liabilities (Note 7)

Total liabilities	10,042	9,498

Equity (Note 11)
Sunoco, Inc. shareholders’ equity	1,302	3,046
Noncontrolling interests	903	753

Total equity	2,205	3,799

Total liabilities and equity	$12,247	$13,297

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	For the Nine Months Ended September 30,
	2011	2010
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income (loss)	$(1,189)	$310
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Gain) loss on divestment of discontinued chemicals operations	(14)	169
Gain on remeasurement of pipeline equity interests	(9)	(128)
Provision for asset write-downs and other matters	2,246	64
Depreciation, depletion and amortization	338	367
Deferred income tax benefit	(869)	(14)
Payments less than (in excess of) expense for retirement plans	4	(124)
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(400)	(177)
Inventories	(756)	(264)
Accounts payable and accrued liabilities	274	363
Income tax refund receivable and taxes payable	(43)	356
Other	(20)	(5)

Net cash provided by (used in) operating activities	(438)	917

Cash Flows from Investing Activities:
Capital expenditures	(509)	(520)
Acquisitions	(419)	(243)
Proceeds from divestments:
Discontinued chemicals operations	88	348
Toledo refinery and related inventory	855	—
Other divestments	11	41
Other	(5)	(21)

Net cash provided by (used in) investing activities	21	(395)

Cash Flows from Financing Activities:
Net repayments of short-term borrowings	—	(282)
Net borrowings from money market notes (Note 11)	213	—
Expenses related to SunCoke Energy, Inc. initial public offering (Note 11)	(21)	—
Net proceeds from issuance of long-term debt	1,804	1,107
Repayments of long-term debt	(740)	(738)
Net proceeds from sale/issuance of Sunoco Logistics Partners L.P. limited partnership units	—	289
Purchase of noncontrolling interest in Indiana Harbor cokemaking operations	(34)	—
Cash distributions to noncontrolling interests	(88)	(92)
Cash dividend payments	(55)	(54)
Purchase of common stock for treasury	(500)	—
Other	9	—

Net cash provided by financing activities	588	230

Net increase in cash and cash equivalents	171	752
Cash and cash equivalents at beginning of period	1,485	377

Cash and cash equivalents at end of period	$1,656	$1,129

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gain on divestment of discontinued chemicals operations and related inventory, the gain on divestment of the Toledo refinery and related inventory, the gain resulting from the reduction of crude oil and refined product inventories at the Toledo refinery prior to its sale, the gain on remeasurement of pipeline equity interests and the provision for asset write-downs and other matters (Notes 2, 3, 6 and 13). Results for the three and nine months ended September 30, 2011 are not necessarily indicative of results for the full-year 2011.

2.	Discontinued Operations.

Discontinued Chemicals Operations

In July 2011, Sunoco, Inc. (“Sunoco” or the “Company”) completed the sale of its phenol and acetone chemicals manufacturing facility in Philadelphia, PA (“Frankford Facility”) and related inventory to an affiliate of Honeywell International Inc. In connection with this agreement, Sunoco recorded a $118 million provision ($70 million after tax) to write down Frankford Facility assets to their estimated fair values during the second quarter of 2011. Sunoco received total cash proceeds of $88 million in the third quarter of 2011 and recognized a $14 million gain ($8 million after tax) on the divestment. Sunoco is currently party to a cumene supply agreement with the Frankford Facility which may be terminated, upon six months prior notice, on or after July 1, 2012. Based on the Company’s decision to exit its refining business (Note 3), it is anticipated that this agreement will either be assumed by a buyer of the Philadelphia refinery or terminated with proper notice.

In October 2011, Sunoco completed the sale of its phenol manufacturing facility in Haverhill, OH (“Haverhill Facility”) and related inventory to an affiliate of Goradia Capital LLC. Sunoco received total cash proceeds of $100 million in the fourth quarter of 2011 which is subject to an inventory adjustment subsequent to closing. Sunoco recorded a $169 million provision ($101 million after tax) to write down Haverhill Facility assets to their estimated fair values during the second quarter of 2011. At September 30, 2011, certain Haverhill Facility and related assets have been classified as held for sale in the condensed consolidated balance sheet.

The fair value measurements in connection with asset write-downs at the Frankford and Haverhill facilities were determined based upon an evaluation of discounted expected future operating cash flows and offers by potential purchasers. Since these fair values were estimated primarily based upon unobservable inputs, they were determined to be level 3 fair value measurements within the fair value hierarchy under current accounting guidance.

The following table sets forth the components of the Haverhill Facility and related assets held for sale at September 30, 2011 (in millions of dollars):

Inventories:
Petroleum and chemical products	$27
Materials, supplies and other	5

Total inventories	32
Properties, plants and equipment, net	57

$89

On March 31, 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem S.A. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. Sunoco recognized a net loss of $169 million ($44 million after tax) in the first quarter of 2010 related to the divestment. Cash proceeds from this divestment of $348 million were received in the second quarter of 2010.

As a result of these transactions, the results of operations of the Frankford Facility, the Haverhill Facility and the polypropylene chemicals business, including related charges for asset write-downs and other matters and gains (losses) recognized in connection with such divestments, have been classified as discontinued operations for all periods presented in the condensed consolidated statements of operations and related footnotes.

Discontinued Tulsa Refining Operations

In the third quarter of 2011, Sunoco recorded an $18 million gain ($11 million after tax) attributable to a partial settlement of a low sulfur diesel credit liability related to the Company’s discontinued Tulsa refining operations which was sold in 2009.

The following is a summary of the income (loss) from discontinued operations which was recognized during the three and nine months ended September 30, 2011 and 2010 (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income (loss) before income tax expense (benefit)	$33	$5	$(257)	$(119)
Income tax expense (benefit)	13	2	(104)	(98)

Income (loss) from discontinued operations*	$20	$3	$(153)	$(21)

*	Attributable to Sunoco, Inc. shareholders.

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $295 and $261 million for the three months ended September 30, 2011 and 2010, respectively, and $924 and $1,101 million, respectively, for the nine-month periods then ended.

3.	Changes in Business and Other Matters.

Acquisitions

In January 2011, SunCoke Energy, Inc. (“SunCoke Energy”) acquired Harold Keene Coal Co., Inc. (“HKCC”), based in Honaker, VA, for $52 million. The purchase price included a net cash payment of $38 million and contingent consideration totaling $14 million primarily related to the estimated fair value of contingent royalty payments to the seller if certain minimum production levels are met for a period of up to 20 years. The assets acquired, which are adjacent to SunCoke Energy’s existing mining operations, include two active underground mines and one active surface and highwall mine currently producing between 250 and 300 thousand tons of coal annually. Proven and probable coal reserve estimates for this acquisition total approximately 21 million tons.

In May 2011, Sunoco Logistics Partners L.P. (the “Partnership”) obtained a controlling financial interest in Inland Corporation (“Inland”) through a series of transactions involving Sunoco and a third party. Sunoco exercised its rights to acquire additional ownership interests in Inland for $56 million, net of cash received, and the Partnership purchased additional ownership interests from a third party for $30 million. The Partnership’s total ownership interest in Inland increased to 84 percent after it purchased all of Sunoco’s interests. As a result of these transactions, Inland became a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recognized a $9 million gain ($6 million after tax) from the remeasurement of its pre-acquisition equity interests in Inland to fair value upon consolidation. This gain is reported separately in the condensed consolidated statements of operations.

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon L.P. (“Texon”) for $222 million including $17 million attributable to the fair value of its crude oil inventory. The purchase consists of a lease crude business and gathering assets in 16 states, primarily in the western United States. The current crude oil volume of the business is approximately 75 thousand barrels per day at the wellhead. The purchase was financed with a portion of the net proceeds from the Partnership’s senior notes offering in July 2011 (Note 8).

In August 2011, the Partnership acquired a refined products terminal located in East Boston, MA (“East Boston Terminal”) from affiliates of ConocoPhillips for $73 million including $17 million attributable to the fair value of inventory. The terminal is the sole service provider of Logan International Airport under a long-term contract. The purchase was financed with a portion of the net proceeds from the Partnership’s senior notes offering in July 2011 (Note 8).

In July 2010, the Partnership acquired a butane blending business from Texon for $152 million including inventory. The acquisition includes patented technology for blending butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets. The Partnership also increased its ownership interest in a pipeline joint venture for $6 million in July 2010. This interest continues to be accounted for as an equity method investment.

The Partnership also exercised its rights to acquire additional ownership interests in Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“WTG”) for a total of $85 million during the third quarter of 2010, increasing its ownership interests in Mid-Valley and WTG to 91 and 60 percent, respectively. Since the Partnership obtained a controlling financial interest in both Mid-Valley and WTG, the joint ventures were both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. In connection with these acquisitions, Sunoco recognized a $128 million pretax gain ($37 million after tax attributable to Sunoco shareholders) from the remeasurement of the pre-acquisition equity interests in Mid-Valley and WTG to fair value upon consolidation. The fair value of such interests was determined based on the amounts paid by the Partnership in connection with the exercise of its acquisition rights. This gain is reported separately in the condensed consolidated statements of operations.

The following tables summarize the effects of Sunoco’s acquisitions during the first nine months of 2011 and 2010 on its consolidated financial position (including the consolidation of Inland, Mid-Valley and WTG and the recognition of the related gains from the remeasurement of the pre-acquisition equity interests) (in millions of dollars):

	Nine Months Ended September 30, 2011
	HKCC	Pipeline Equity Interests	Texon		East Boston Terminal	Total
Increase in:
Current assets	$8	$3	$24		$17	$52
Properties, plants and equipment	64	178	7		63	312
Deferred charges and other assets	8 *	—	197	**	—	205
Current liabilities	(4)	(5)	(6)		—	(15)
Deferred income taxes	(23)	(60)	—		—	(83)
Other deferred credits and liabilities	(1)	(1)	—		(7)	(9)
Sunoco, Inc. shareholders’ equity	—	(6)	—		—	(6)
Noncontrolling interests	—	(20)	—		—	(20)
Decrease in:
Investments and long-term receivables	—	(3)	—		—	(3)

	52	86	222		73	433
Contingent consideration	(14)	—	—		—	(14)

Cash paid for acquisitions, net of cash received	$38	$86	$222		$73	$419

*	Includes $6 million allocated to goodwill.
**	Includes $183 million attributable to customer contracts and the associated shipping rights which are being amortized over ten years and $14 million allocated to goodwill.

	Nine Months Ended September 30, 2010
	Texon		Pipeline Equity Interests	Total
Increase in:
Current assets	$14		$8	$22
Properties, plants and equipment	1		471	472
Deferred charges and other assets	137	*	—	137
Deferred income taxes	—		(186)	(186)
Sunoco, Inc. shareholders’ equity	—		(37)	(37)
Noncontrolling interests	—		(149)	(149)
Decrease in:
Current liabilities	—		10	10
Investments and long-term receivables	—		(26)	(26)

Cash paid for acquisitions, net of cash received	$152		$91	$243

*	Consists of $90 million allocated to patents and customer contracts and $47 million allocated to goodwill.

No pro forma information has been presented since the impact of these acquisitions was not material in relation to Sunoco’s consolidated financial position and results of operations.

Divestments

On March 1, 2011, Sunoco completed the sale of its Toledo refinery and related crude and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash at closing, a $200 million two-year note receivable of which $18 million was repaid during the third quarter of 2011, and a $285 million note receivable and $6 million in cash related to working capital adjustments subsequent to closing which were both paid in May 2011. In addition, the purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco has not recorded any amount related to the contingent consideration in accordance with its accounting policy election on such amounts. The Company expects to receive a significant portion of the $125 million participation payment in 2012 based on the Toledo refinery’s 2011 year-to-date operating results. In connection with this transaction, the Company recognized a $4 million net pretax gain ($3 million loss after tax) in the first nine months of 2011 which is included in other income, net, in the condensed consolidated statements of operations. This gain includes a pretax gain of $535 million attributable to the sale of crude and refined product inventories. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

Asset Write-Downs and Other Matters

The following table summarizes information regarding the provision for asset write-downs and other matters recognized during the first nine months of 2011 and 2010 (in millions of dollars):

	2011		2010
	Pretax	After tax	Pretax	After tax
Philadelphia and Marcus Hook refineries	$1,959	$1,175	$—	$—
Business improvement initiatives	13	8	47	28
Eagle Point refinery	5	3	33	20
MTBE coverage settlement	—	—	(16)	(9)

	$1,977	$1,186	$64	$39

In September 2011, Sunoco announced its decision to exit its refining business and initiated a process to sell its refineries located in Philadelphia and Marcus Hook, PA (together, the “Northeast Refineries”). In connection with this decision, Sunoco recorded a $1,959 million provision ($1,175 million after tax) in the third quarter of 2011 to write down long-lived assets at the Northeast Refineries to their estimated fair values. After the write-down, the assets are recorded at $425 million which represents a value near the bottom of the range of estimated values for the assets. The fair values were determined based upon a combination of discounted projected cash flows and an analysis of sales of comparable refineries. Since these fair values were estimated primarily based upon unobservable inputs, they were determined to be level 3 fair value measurements within the fair value hierarchy under current accounting guidance. Sunoco expects to idle the main processing units at the Northeast Refineries in July 2012 if an acceptable sales transaction cannot be completed. If such units are idled, additional provisions of up to $500 million, primarily related to contract terminations, shutdown expenses and severance and pension costs, would be incurred. Upon a sale or idling of the main processing units, Sunoco expects to record a pretax gain related to the liquidation of all of its crude oil and a significant portion of its refined product inventories at the Northeast Refineries totaling approximately $2,000 million based on current market prices. The actual amount of this gain will depend upon the market value of crude and refined products and the volumes on hand at the time of liquidation.

In connection with ongoing business improvement initiatives to reduce costs and improve business processes, the Company recorded provisions of $13 and $47 million ($8 and $28 million after tax) during the first nine months of 2011 and 2010, respectively, primarily for pension settlement losses and employee terminations and related costs.

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

During the third quarter of 2010, the Company recognized a $16 million gain ($9 million after tax) on an insurance settlement related to MTBE coverage.

The following table summarizes the changes in the liability for employee terminations and other exit costs (in millions of dollars):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$79	$68
Additional accruals	—	43
Payments charged against the accruals	(22)	(43)

Balance at end of period	$57	$68

4.	Income Taxes.

The following tables summarize the components of pretax income (loss) and income tax expense (benefit) from continuing operations (in millions of dollars):

	00000000	00000000	00000000	00000000	00000000	00000000
	Three Months Ended September 30,
	2011			2010
	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)
Income (loss) attributable to Sunoco, Inc. shareholders before discrete items	$56	$(5)	$61	$26	$3	$23
Discrete items:
Sale of Toledo refinery	(2)	—	(2)	—	—	—
LIFO inventory gains	—	—	—	—	—	—
Provision for asset write-downs and other matters	(1,964)	(786)	(1,178)	3	2	1
Gain on remeasurement of pipeline equity interests	—	—	—	59	22	37
Other	—	(3)	3	—	(1)	1
Income attributable to noncontrolling interests	65	7	58	109	2	107

	$(1,845)	$(787)	$(1,058)	$197	$28	$169

	00000000	00000000	00000000	00000000	00000000	00000000
	Nine Months Ended September 30,
	2011			2010
	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)
Income (loss) attributable to Sunoco, Inc. shareholders before discrete items	$(11)	$(8)	$(3)	$256	$83	$173
Discrete items:
Sale of Toledo refinery	4	7	(3)	—	—	—
LIFO inventory gains	42	16	26	—	—	—
Provision for asset write-downs and other matters	(1,977)	(791)	(1,186)	(64)	(25)	(39)
Gain on remeasurement of pipeline equity interests	9	3	6	59	22	37
State deferred income tax adjustment	—	5	(5)	—	—	—
Other	—	4	(4)	1	4	(3)
Income attributable to noncontrolling interests	145	12	133	165	2	163

	$(1,788)	$(752)	$(1,036)	$417	$86	$331

The following table reconciles the U.S. statutory rate to the effective tax rates applicable to income (loss) from continuing operations attributable to Sunoco, Inc. shareholders before discrete items:

	Nine Months Ended September 30,
	2011	2010
U. S. statutory rate	35%	35%
Increase (reduction) resulting from:
Nonconventional fuel credits	20	(6)
Manufacturers’ deduction	—	(3)
State income taxes (net of federal income tax effects)	17	9
Other	1	(3)

	73%	32%

In the third quarter of 2011, Sunoco recorded a $13 million increase (net of federal income tax benefit) in the valuation allowance on state net operating loss carryforwards in connection with the decision to exit its refining business.

The Company received federal income tax refunds totaling $526 million in the first nine months of 2010 for the carryback of its 2009 net operating loss.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011*	2010	2011*	2010
Weighted-average number of common shares outstanding-basic	113.9	120.6	118.6	120.0
Add effect of dilutive stock incentive awards	—	0.2	—	0.1

Weighted-average number of shares-diluted	113.9	120.8	118.6	120.1

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

6.	Inventories.

Inventories, excluding amounts included in assets held for sale, consisted of the following components (in millions of dollars):

	At September 30, 2011	At December 31, 2010
Crude oil	$446	$98
Petroleum and chemical products	416	126
Coal and coke	194	83
Materials, supplies and other	97	97

	$1,153	$404

Sunoco reduced crude oil and refined product inventory quantities at the Toledo refinery prior to the sale which resulted in LIFO inventory profits of $42 million ($26 million after tax) during the first quarter of 2011. The gain on the sale of the Toledo refinery (Note 3) includes LIFO inventory profits of $535 million ($321 million after tax) and the gain on the sale of the discontinued Frankford chemicals operations (Note 2) includes LIFO inventory profits of $34 million ($20 million after tax).

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At September 30, 2011	At December 31, 2010
Accrued liabilities	$30	$29
Other deferred credits and liabilities	88	86

	$118	$115

The following table summarizes the changes in the accrued liability for environmental remediation activities which is largely attributable to activities at Sunoco’s retail sites (in millions of dollars):

	Nine Months Ended September 30,
	2011	2010
Balance at beginning of period	$115	$116
Accruals	22	22
Payments	(21)	(22)
Other	2	3

Balance at end of period	$118	$119

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At September 30, 2011, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $90 million. However, the Company believes it is very unlikely that it will realize the maximum reasonably possible loss at every site. Furthermore, the recognition of additional losses, if and when they were to occur, would likely extend over many years and, therefore, likely would not have a material impact on the Company’s financial position.

Under various environmental laws, including the Resource Conservation and Recovery Act (“RCRA”) (which relates to solid and hazardous waste treatment, storage and disposal), Sunoco has initiated corrective remedial action at its facilities, formerly owned facilities and third-party sites. At the Company’s major manufacturing and storage facilities, Sunoco has consistently assumed continued industrial use and a containment/remediation strategy focused on eliminating unacceptable risks to human health or the environment. The remediation accruals for these sites reflect that strategy. Accruals include amounts to prevent off-site migration and to contain the impact on the facility property, as well as to address known, discrete areas requiring remediation within the plants. Activities include closure of RCRA solid waste management units, recovery of hydrocarbons, handling of impacted soil, mitigation of surface water impacts and prevention of off-site migration.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liabilities for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of September 30, 2011, Sunoco had been named as a PRP at 32 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, are individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was less than $9 million at September 30, 2011. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediation, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $12 million at September 30, 2011 and are included principally in deferred charges and other assets in the condensed consolidated balance sheet.

Regulatory Matters

Under a 2005 Consent Decree which settled certain alleged violations under the Clean Air Act, Sunoco was required to make capital outlays totaling approximately $150-$200 million related to projects at the Marcus Hook refinery prior to June 30, 2013. During the first quarter of 2011, the Company requested an extension from the U.S. Environmental Protection Agency (“EPA”), Pennsylvania Department of Environmental Protection, and Philadelphia Air Management Services which extended the terms of the capital requirements at Marcus Hook for two years. This extension was granted in an Amended Consent Decree in September 2011. In connection with the decision to exit its refining business, Sunoco will not make these capital outlays.

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

As of September 30, 2011, Sunoco was a defendant in approximately 11 lawsuits involving eight states and Puerto Rico. Ten of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuit is pending in a New Hampshire state court. Three of the cases assert natural resource damage claims. In addition, Sunoco received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damages claims.

Discovery is proceeding in all of these cases and accruals have been established where the losses are probable and reasonably estimable. However, there has been insufficient information developed about the plaintiffs’ legal theories or the facts in the natural resource damage cases that would be relevant to an analysis of the ultimate liability of Sunoco in these matters. Sunoco does not believe that the cases will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2011.

8.	Debt.

In July 2011, the Partnership issued $600 million of long-term debt, consisting of $300 million of 4.65 percent notes due in 2022 and $300 million of 6.10 percent notes due in 2042.

Also in July 2011, concurrent with its initial public offering (“SunCoke IPO”), SunCoke Energy issued $400 million aggregate principal of 7.625 percent notes which mature in 2019. Concurrent with its IPO, SunCoke Energy also borrowed $300 million under a senior secured term loan credit facility which matures in 2018 and entered into a $150 million senior secured revolving credit facility which expires in July 2016. There were no borrowings under the senior secured revolving credit facility at September 30, 2011. The term loan credit facility will amortize in quarterly installments equal to 0.25 percent of the original principal amount of the term loan credit facility with the balance payable at maturity and bears interest at a rate based on SunCoke Energy’s election of available alternatives which includes LIBOR (with a floor of 1.00 percent) plus 3.00 percent. These facilities are secured on a first priority basis by a perfected security interest in substantially all of SunCoke Energy’s and each SunCoke Energy subsidiary guarantor’s tangible and intangible assets (subject to certain exceptions). SunCoke Energy used a portion of the proceeds from borrowings to repay $575 million of intercompany debt payable to a subsidiary of Sunoco in the third quarter of 2011.

Sunoco, Inc. has a $1.2 billion revolving credit facility with a syndicate of 17 participating banks (the “Facility”) which matures in August 2012. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. The Facility is also subject to certain covenants (as defined in the Facility) including the requirement that Sunoco maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (as defined in the Facility) for each quarter ended after March 31, 2004. In September 2011, Sunoco obtained a 90-day consent and waiver from the participating banks related to this covenant as the reduction in net worth resulting from charges to be taken by the Company in the third quarter of 2011 for asset write-downs of the Company’s refineries was expected to result in a violation of this covenant. Sunoco is currently negotiating an asset-backed facility that would be secured by certain Company assets as a source of liquidity.

In August 2011, the Partnership replaced its existing $458 million of credit facilities with two new credit facilities totaling $550 million. The Partnership’s new credit facilities consist of a five-year $350 million unsecured credit facility and a $200 million 364-day unsecured credit facility which is available to fund certain crude oil inventory activities.

9.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Service cost (cost of benefits earned during the year)	$2	$4	$—	$—
Interest cost on benefit obligations	12	14	3	5
Expected return on plan assets	(17)	(17)	—	—
Amortization of:
Actuarial losses	9	11	—	2
Prior service cost (benefit)	—	—	(5)	(6)

	6	12	(2)	1
Settlement losses*	14	18	—	—
Special termination benefits and curtailment losses (gains)*	1	—	(1)	—

Total expense	$21	$30	$(3)	$1

	Defined Benefit Plans		Postretirement Benefit Plans
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost (cost of benefits earned during the year)	$6	$21	$1	$2
Interest cost on benefit obligations	39	46	11	14
Expected return on plan assets	(51)	(52)	—	—
Amortization of:
Actuarial losses	26	35	6	5
Prior service cost (benefit)	—	—	(15)	(15)

	20	50	3	6
Settlement losses*	38	45	—	—
Special termination benefits and curtailment losses (gains)*	8	3	(3)	(4)

Total expense	$66	$98	$—	$2

*	Includes special termination benefits and settlement losses of $6 and $22 million, respectively, recognized during the three and nine months ended September 30, 2011 attributable to the Toledo refinery (Note 3). Also includes net settlement and curtailment losses attributable to discontinued operations of $1 and $3 million, respectively, recognized during the nine months ended September 30, 2011 and 2010 (Note 2).

In the first quarter of 2010, the Company contributed $233 million to its funded defined benefit plans consisting of $143 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. There were no contributions during the first nine months of 2011.

10.	Comprehensive Income (Loss).

The following tables set forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling interests (in millions of dollars):

	Three Months Ended September 30,
	2011			2010
	Sunoco, Inc. Shareholders’ Equity	Noncontrolling Interests	Total	Sunoco, Inc. Shareholders’ Equity	Noncontrolling Interests*	Total
Income (loss) from continuing operations	$(1,116)	$58	$(1,058)	$62	$107	$169
Income from discontinued operations	20	—	20	3	—	3

Net income (loss)	(1,096)	58	(1,038)	65	107	172
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service credit and actuarial loss amortization	11	—	11	16	—	16
Retirement benefit plans funded status adjustment	3	—	3	23	—	23
Net hedging gains (losses)	8	6	14	(2)	—	(2)
Reclassification of net hedging gains to earnings	(2)	—	(2)	—	—	—
Net increase in unrealized gain on available-for-sale securities	—	—	—	1	—	1

Comprehensive income (loss)	$(1,076)	$64	$(1,012)	$103	$107	$210

	Nine Months Ended September 30,
	2011			2010
	Sunoco, Inc. Shareholders’ Equity	Noncontrolling Interests	Total	Sunoco, Inc. Shareholders’ Equity	Noncontrolling Interests*	Total
Income (loss) from continuing operations	$(1,169)	$133	$(1,036)	$168	$163	$331
Loss from discontinued operations	(153)	—	(153)	(21)	—	(21)

Net income (loss)	(1,322)	133	(1,189)	147	163	310
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service credit and actuarial loss amortization	32	—	32	41	—	41
Retirement benefit plans funded status adjustment	3	—	3	4	—	4
Net hedging gains	3	6	9	—	—	—
Reclassification of net hedging (gains) losses to earnings	5	—	5	(2)	—	(2)
Net increase in unrealized gain on available-for-sale securities	—	—	—	1	—	1

Comprehensive income (loss)	$(1,279)	$139	$(1,140)	$191	$163	$354

*	Includes $69 million attributable to the noncontrolling interests’ share of the $128 million pretax gain from the remeasurement of pre-acquisition equity interests to fair value (Note 3).

11.	Equity.

The following table sets forth the components of equity (in millions of dollars):

	At September 30, 2011	At December 31, 2010
Sunoco, Inc. shareholders’ equity:
Common stock, par value $1 per share	$282	$281
Capital in excess of par value	1,806	1,699
Retained earnings	4,309	5,702
Accumulated other comprehensive loss	(206)	(249)
Common stock held in treasury, at cost	(4,889)	(4,387)

	1,302	3,046
Noncontrolling interests	903	753

Total equity	$2,205	$3,799

Sunoco, Inc. Shareholders’ Equity

In the third quarter of 2011, Sunoco repurchased 14.4 million shares of its outstanding common stock for $500 million pursuant to an existing authorization from its Board of Directors.

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

In the third quarter of 2010, the Partnership exercised its rights to acquire additional ownership interests in Mid-Valley and WTG, increasing its ownership interests to 91 and 60 percent, respectively. Since the Partnership obtained a controlling financial interest in both Mid-Valley and WTG, the joint ventures were both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. In connection with these acquisitions, the Partnership recorded an $80 million increase in noncontrolling interests upon consolidation of the joint ventures (Note 3).

In May 2011, the Partnership obtained a controlling financial interest in Inland through a series of transactions involving Sunoco and a third party. As a result, Inland is recognized as a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recorded a $20 million increase in noncontrolling interests upon consolidation of the entity (Note 3).

In July 2011, the Partnership issued 1.31 million deferred distribution units valued at $98 million and paid $2 million in cash to Sunoco in exchange for the tank farm and related assets located at the Eagle Point refinery. These units will not participate in Partnership distributions until they convert into common units on the one-year anniversary of their issuance. Upon completion of this transaction, Sunoco’s interest in the Partnership increased to 34 percent. Sunoco’s share of Partnership distributions is expected to be 47 percent at the Partnership’s current quarterly cash distribution rate. The exchange was accounted for as an equity transaction since the Partnership continues to be a consolidated subsidiary of Sunoco. The transaction resulted in a $12 million decrease in noncontrolling interests and a $7 million increase in capital in excess of par value, net of income taxes. Sunoco’s share of Partnership distributions is expected to increase to approximately 49 percent, assuming the Partnership’s current quarterly cash distribution rate and no additional unit issuances, when the new units convert to common units in the third quarter of 2012.

Cokemaking Operations

On July 12, 2011, Sunoco borrowed $300 million from an affiliate of one of SunCoke Energy’s IPO underwriters. On July 26, 2011, an IPO of 13.34 million shares of SunCoke Energy common stock was completed at an offering price of $16 per share. Sunoco’s $300 million borrowing was satisfied at the closing of the SunCoke IPO through an exchange of the 13.34 million shares of SunCoke Energy stock valued at $213 million and a cash payment of $87 million. Sunoco also incurred underwriters’ commissions and other expenses totaling $21 million in connection with the offering. Sunoco continues to maintain a controlling financial interest in SunCoke Energy through its ownership of 81 percent of the outstanding shares of SunCoke Energy common stock. In connection with the SunCoke IPO, Sunoco recorded a $112 million increase in noncontrolling interests and a $80 million increase in capital in excess of par value. The Company intends to complete the separation of SunCoke Energy from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off that is intended to qualify as a tax-free transaction. The spin-off is expected to occur no later than one year after the SunCoke IPO.

In September 2011, SunCoke Energy purchased a portion of the noncontrolling interest in its Indiana Harbor cokemaking operations for $34 million. The transaction was accounted for as an equity transaction and resulted in a $24 million decrease in noncontrolling interests and a $6 million decrease in capital in excess of par value, net of income taxes. The noncontrolling interest in the Indiana Harbor cokemaking operations declined from 34 percent to 15 percent as a result of this transaction.

SunCoke Energy is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the partnership’s statute of limitations, as well as published filings of the limited partners, SunCoke Energy believes that tax audits for years 2006 and 2007, comprising tax credits of $53 million, may still be open for the limited partners and subject to examination. As of September 30, 2011, SunCoke Energy has not been notified by the limited partners that such items are under examination and further believes that the potential for any claims under the indemnity agreements is remote. Sunoco, Inc. also guarantees SunCoke Energy’s performance under the indemnification to the current third party investor of Indiana Harbor and the former investor at Jewell.

The following table sets forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Logistics Operations	Cokemaking Operations	Total
Balance at December 31, 2009	$488	$74	$562
Noncontrolling interests share of income	153 *	10	163
Cash distributions	(73)	(19)	(92)
Modification of incentive distribution rights	(121)	—	(121)
Sale of limited partner units to the public	162	—	162
Consolidation of pipeline acquisitions	80	—	80

Balance at September 30, 2010	$689	$65	$754

Balance at December 31, 2010	$692	$61	$753
Noncontrolling interests share of income	133	—	133
Cash distributions	(87)	(1)	(88)
Consolidation of pipeline acquisition	20	—	20
SunCoke Energy IPO	—	112	112
Issuance of deferred distribution units	(12)	—	(12)
Purchase of Indiana Harbor noncontrolling interest	—	(24)	(24)
Other	8	1	9

Balance at September 30, 2011	$754	$149	$903

*	Includes $69 million attributable to the noncontrolling interests’ share of the $128 million pretax gain from the remeasurement of pre-acquisition equity interests in Mid-Valley and WTG (Note 3).

12.	Fair Value Measurements.

The Company’s cash equivalents, which amounted to $1,491 and $1,469 million at September 30, 2011 and December 31, 2010, respectively, were measured at fair value based on quoted prices in active markets for identical assets. The additional assets and liabilities that were measured at fair value on a recurring basis were not material to the Company’s condensed consolidated balance sheets.

Sunoco’s other current assets (other than inventories, deferred income taxes and assets held for sale) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At September 30, 2011 and December 31, 2010, the estimated fair value of Sunoco’s long term debt was $3,654 and $2,379 million, respectively, compared to carrying amounts of $3,377 and $2,136 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available at the respective balance sheet dates for similar issues. Sunoco also has a long-term note receivable from the sale of the Toledo refinery which bears interest at LIBOR plus 8 percent with a maximum interest rate of 10 percent (Note 3). The note may be repaid at any time without penalty. The estimated fair value of this financial instrument approximates its carrying value at September 30, 2011.

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

All of these derivatives are recognized in the condensed consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in earnings as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in earnings against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in earnings when the hedged items are recognized in earnings. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in earnings. The amount of hedge ineffectiveness on derivative contracts during the first nine months of 2011 and 2010 was not material.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 5.2 million barrels of crude oil and refined products, 5.8 million pounds of soy beans and 150 thousand MM BTUs of natural gas at September 30, 2011, which vary in duration but generally do not extend beyond one year. SunCoke Energy entered into three-year interest rate swap agreements with an aggregate notional amount of $125 million. Changes in the fair value of these agreements will be reflected in earnings as they occur as such agreements were not designated as hedge positions.

The following tables set forth the impact of derivatives on the Company’s financial performance (in millions of dollars):

	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Location of Gains (Losses) Recognized in Earnings	Pretax Gains (Losses) Recognized in Earnings
	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2010		2011	2010
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$20	$(3)	Sales and other operating revenue	$4	$—
Commodity contracts			Cost of products sold and operating expenses	—	(1)

	$20	$(3)		$4	$(1)

Derivatives not designated as hedging instruments:
Commodity contracts			Sales and other operating revenue	$5	$(2)
Commodity contracts			Cost of products sold and operating expenses	1	—

				$6	$(2)

	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Location of Gains (Losses) Recognized in Earnings	Pretax Gains (Losses) Recognized in Earnings
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2010		2011	2010
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$12	$—	Sales and other operating revenue	$(21)	$42
Commodity contracts			Cost of products sold and operating expenses	13	(40)

	$12	$—		$(8)	$2

Derivatives not designated as hedging instruments:
Commodity contracts			Sales and other operating revenue	$(5)	$8
Commodity contracts			Cost of products sold and operating expenses	—	—

				$(5)	$8

13.	Business Segment Information.

The following tables set forth certain statement of operations information concerning Sunoco’s business segments (in millions of dollars):

	Refining and Supply	Retail Marketing	Logistics	Coke	Corporate and Other		Consolidated *
Three Months Ended September 30, 2011:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$4,247	$4,689	$2,808	$401	$—		$12,145
Intersegment	$4,004	$—	$39	$2	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$(17)	$48	$53	$24	$(2,018	)**	$(1,910)
Income tax benefit attributable to Sunoco, Inc. shareholders							(794)

Loss from continuing operations attributable to Sunoco, Inc. shareholders							(1,116)
Income from discontinued operations, net of income taxes							20

Net loss attributable to Sunoco, Inc. shareholders							$(1,096)

	Refining and Supply	Retail Marketing	Logistics	Coke	Corporate and Other		Consolidated *
Three Months Ended September 30, 2010:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$3,768	$3,380	$1,582	$328	$—		$9,058
Intersegment	$2,717	$—	$293	$3	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$(70)	$68	$40	$44	$6	***	$88
Income tax expense attributable to Sunoco, Inc. shareholders							26

Income from continuing operations attributable to Sunoco, Inc. shareholders							62
Income from discontinued operations, net of income taxes							3

Net income attributable to Sunoco, Inc. shareholders							$65

*	Excludes amounts attributable to discontinued chemicals operations (Note 2).
**	Consists of $23 million of corporate expenses, $29 million of net financing expenses and other, a $2 million loss on the divestment of the Toledo refinery and related inventory and a $1,964 million provision for asset write-downs and other matters (Note 3).
***	Consists of $28 million of corporate expenses, $28 million of net financing expenses and other, a $59 million gain from the remeasurement of pipeline equity interests to fair value and a $3 million gain related to asset write-downs and other matters (Note 3).

	Refining and Supply	Retail Marketing	Logistics	Coke	Corporate and Other		Consolidated *
Nine Months Ended September 30, 2011:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$12,630	$13,238	$7,148	$1,107	$—		$34,123
Intersegment	$11,328	$—	$381	$7	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$(199)	$129	$138	$53	$(2,054	)**	$(1,933)
Income tax benefit attributable to Sunoco, Inc. shareholders							(764)

Loss from continuing operations attributable to Sunoco, Inc. shareholders							(1,169)
Loss from discontinued operations, net of income taxes							(153)

Net loss attributable to Sunoco, Inc. shareholders							$(1,322)

	Refining and Supply	Retail Marketing	Logistics	Coke	Corporate and Other		Consolidated *
Nine Months Ended September 30, 2010:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$10,591	$9,770	$4,905	$1,003	$—		$26,269
Intersegment	$7,989	$—	$680	$7	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$(2)	$175	$97	$151	$(169	)***	$252
Income tax expense attributable to Sunoco, Inc. shareholders							84

Income from continuing operations attributable to Sunoco, Inc. shareholders							168
Loss from discontinued operations, net of income taxes							(21)

Net income attributable to Sunoco, Inc. shareholders							$147

*	Excludes amounts attributable to discontinued chemicals operations (Note 2).
**	Consists of $63 million of corporate expenses, $69 million of net financing expenses and other, a $4 million gain on the divestment of the Toledo refinery and related inventory, $42 million of LIFO inventory profits, a $9 million gain from the remeasurement of pipeline equity interests to fair value and a $1,977 million provision for asset write-downs and other matters (Note 3).
***	Consists of $81 million of corporate expenses, $83 million of net financing expenses and other, a $59 million gain from the remeasurement of pipeline equity interests to fair value and a $64 million provision for asset write-downs and other matters (Note 3).

The following table sets forth the identifiable assets of Sunoco’s business segments (in millions of dollars):

	Refining and Supply	Retail Marketing	Logistics	Coke	Corporate and Other		Consolidated *
At September 30, 2011	$1,681	$1,173	$5,400	$1,920	$2,115	**	$12,247
At December 31, 2010	$4,503	$1,114	$4,000	$1,462	$2,253	***	$13,297

*	After elimination of intersegment receivables.
**	Consists of Sunoco’s $137 million consolidated deferred income tax asset, $1,787 million attributable to corporate activities consisting primarily of cash and cash equivalents and $191 million attributable to Sunoco’s discontinued chemicals operations (Note 2).
***	Consists of Sunoco’s $129 million consolidated deferred income tax asset, $1,508 million attributable to corporate activities consisting primarily of cash and cash equivalents and $616 million attributable to Sunoco’s discontinued chemicals operations (Note 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategy Update

In the third quarter of 2011, Sunoco announced its decision to exit its refining business. The Company is pursuing all options to sell its refineries located in Philadelphia and Marcus Hook, PA. However, the main processing units at the facilities are expected to be idled in July 2012 if an acceptable sales transaction cannot be completed. Sunoco also completed the exit from its chemicals business in the fourth quarter of 2011 and is in the process of separating SunCoke Energy, Inc. from the remainder of the Company.

Sunoco is continuing a fundamental shift away from manufacturing that will re-position the Company. In connection with these initiatives, Sunoco also announced that it is conducting a comprehensive strategic review of the company to determine the best way to deliver value to shareholders, including how best to utilize its strong cash position and maximize the potential for Sunoco’s logistics and retail businesses. Sunoco has retained a third party advisor to assist in this strategic review. The Company has not established a definitive timetable for completing the strategic review process and will provide further updates as appropriate.

RESULTS OF OPERATIONS - THREE MONTHS

Earnings Profile of Sunoco Businesses

	Three Months Ended September 30,
	2011	2010	Variance
	(Millions of Dollars)
Refining and Supply	$(17)	$(70)	$53
Retail Marketing	48	68	(20)
Logistics	53	40	13
Coke	24	44	(20)
Discontinued chemicals operations	1	5	(4)
Corporate and Other:
Corporate expenses	(23)	(28)	5
Net financing expenses and other	(29)	(28)	(1)
Asset write-downs and other matters:
Continuing operations	(1,964)	3	(1,967)
Discontinued operations	18	—	18
Sale of Toledo refinery	(2)	—	(2)
Sale of discontinued chemicals operations	14	—	14
Gain on remeasurement of pipeline equity interests	—	59	(59)

Pretax income (loss) attributable to Sunoco, Inc. shareholders	(1,877)	93	(1,970)
Income tax expense (benefit) attributable to Sunoco, Inc. shareholders*	(781)	28	(809)

Net income (loss) attributable to Sunoco, Inc. shareholders	$(1,096)	$65	$(1,161)

*	Includes tax expense of $13 and $2 million, respectively, attributable to discontinued operations for the three months ended September 30, 2011 and 2010.

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended September 30, 2011, the net loss attributable to Sunoco, Inc. shareholders was $1,096 million, or $9.62 per share of common stock on a diluted basis, versus net income attributable to Sunoco, Inc. shareholders of $65 million, or $0.54 per share, in the third quarter of 2010.

The $1,970 million decrease in pretax results attributable to Sunoco, Inc. shareholders in the third quarter of 2011 was primarily due to higher provisions for asset write-downs and other matters ($1,949 million), lower refined product production volumes ($87 million), the absence of the gain on remeasurement of pipeline equity interests ($59 million), and lower results from the Coke business ($20 million). Partially offsetting these negative factors were increased refined product margins ($63 million) and lower expenses ($71 million). The increase in the income tax benefit was primarily due to provisions for asset write-downs.

Refining and Supply

	Three Months Ended September 30,
	2011	2010
Pretax loss (millions of dollars)	$(17)	$(70)
Wholesale margin* (per barrel)	$4.89	$3.88
Crude inputs as percent of crude unit rated capacity**	90%	94%
Throughputs** (thousands of barrels daily):
Crude oil	452.7	631.6
Other feedstocks	42.5	52.1

Total throughputs	495.2	683.7

Products manufactured** (thousands of barrels daily):
Gasoline	249.0	357.9
Middle distillates	181.9	250.1
Residual fuel	32.1	35.4
Petrochemicals	14.1	25.6
Other	35.8	45.6

Total Production	512.9	714.6
Less: Production used as fuel in refinery operations	25.9	33.1

Total production available for sale	487.0	681.5

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects the impact of a 170 thousand barrels-per-day reduction in crude unit capacity resulting from the sale of the Toledo refinery on March 1, 2011.

Refining and Supply had a pretax loss totaling $17 million in the current quarter versus $70 million in the third quarter of 2010. The $53 million improvement in results was primarily due to higher realized margins ($63 million) and lower expenses ($86 million). Partially offsetting these positive factors were lower refined products production volume ($87 million). The overall crude utilization rate was 90 percent for the quarter, up from 84 percent in the second quarter of 2011.

On March 1, 2011, Sunoco completed the sale of its Toledo refinery and related crude and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash at closing, a $200 million two-year note receivable of which $18 million was repaid during the third quarter of 2011, and a $285 million note receivable and $6 million in cash related to working capital adjustments subsequent to closing which were both paid in May 2011. In addition, the purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco has not recorded any amount related to the contingent consideration in accordance with its accounting policy election on such amounts. The Company expects to receive a significant portion of the $125 million participation payment in 2012 based on the Toledo refinery’s 2011 year-to-date operating results. In connection with this transaction, the Company recognized a $4 million net pretax gain ($3 million loss after tax) in the first nine months of 2011 which includes a $2 million pretax loss ($2 million after tax) recognized in the third quarter. The gain includes a pretax gain of $535 million attributable to the sale of crude and refined product inventories and is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

In September 2011, Sunoco announced its intention to exit its refining business and initiated a process to sell its refineries located in Philadelphia and Marcus Hook, PA (together, the “Northeast Refineries”). In connection with this decision, Sunoco recorded a $1,959 million provision ($1,175 million after tax) in the third quarter of 2011 primarily to write down long-lived assets at the Northeast Refineries to their estimated fair values. This charge is included in asset write-downs and other matters in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco expects to idle the main processing units at the Northeast Refineries in July 2012 if an acceptable sales transaction cannot be completed. If such units are idled, additional provisions of up to $500 million, primarily related to contract terminations, shutdown expenses and severance and pension costs, would be incurred. Upon a sale or idling of the main processing units, Sunoco expects to record a pretax gain related to the liquidation of all of its crude oil and a significant portion of its refined product inventories at the Northeast Refineries totaling approximately $2,000 million based on current market prices. The actual amount of this gain will depend upon the market value of crude and refined products and the volumes on hand at the time of liquidation.

Retail Marketing

	Three Months Ended September 30,
	2011	2010
Pretax income (millions of dollars)	$48	$68
Retail margin* (per barrel):
Gasoline	$4.40	$4.40
Middle distillates	$4.04	$3.27
Sales (thousands of barrels daily):
Gasoline	309.6	303.1
Middle distillates	30.6	30.2

	340.2	333.3

Retail gasoline outlets	4,933	4,829

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing had pretax income of $48 million in the third quarter of 2011 versus $68 million in the third quarter of 2010. The decrease in earnings was largely attributable to higher expenses resulting primarily from litigation charges and higher credit card fees. Lower gains on asset sales also contributed to the decline.

Logistics

	Three Months Ended September 30,
	2011	2010

Pretax income (millions of dollars)	$53	$40
Pipeline and terminal throughputs* (thousands of barrels daily):
Unaffiliated Customers	3,033	2,255
Affiliated Customer	1,058	1,328

	4,091	3,583

*	Excludes joint-venture operations which are not consolidated.

Logistics earned $53 million pretax in the third quarter of 2011 versus $40 million in the third quarter of 2010. The increase in earnings was primarily due to higher crude oil volumes and margins as a result of continuing strong demand for crude oil in West Texas. Higher earnings attributable to recent acquisitions and organic growth projects also contributed to the improved results.

In May 2011, Sunoco Logistics Partners L.P. (the “Partnership”) obtained a controlling financial interest in Inland Corporation through a series of transactions involving Sunoco and a third party. Sunoco exercised its rights to acquire additional ownership interests in Inland for $56 million, net of cash received, and the Partnership purchased additional ownership interests from a third party for $30 million. The Partnership’s total ownership interest in Inland increased to 84 percent after it purchased all of Sunoco’s interests. As a result of these transactions, Inland became a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recognized a $9 million gain ($6 million after tax) from the remeasurement of its pre-acquisition equity interests in Inland to fair value upon consolidation. This gain is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

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

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon L.P. for $222 million including $17 million attributable to the fair value of its crude oil inventory. The purchase consists of a lease crude business and gathering assets in 16 states, primarily in the western United States. The current crude oil volume of the business is approximately 75 thousand barrels per day at the wellhead.

In August 2011, the Partnership acquired a refined products terminal located in East Boston, MA from affiliates of ConocoPhillips for $73 million including $17 million attributable to the fair value of inventory. The terminal has a storage capacity of approximately 1.2 million barrels and is the sole service provider of Logan International Airport under a long-term contract.

Coke

	Three Months Ended September 30,
	2011	2010

Pretax income (millions of dollars)	$24	$44
Coke production (thousands of tons):
United States	964	953
Brazil	373	431

Coke earned $24 million pretax in the third quarter of 2011 versus $44 million in the third quarter of 2010. The decrease in earnings was attributable to lower coke sales revenues as a result of the Jewell contract restructuring with ArcelorMittal in January 2011 and higher general and administrative costs largely associated with the relocation of SunCoke Energy’s corporate offices and additional staffing costs related to becoming a public company. Somewhat offsetting these factors were improved results from the company’s coal mining operations.

An initial public offering (“SunCoke IPO”) of 13.34 million shares of SunCoke Energy, Inc. (“SunCoke Energy”) common stock was completed on July 26, 2011. Sunoco continues to maintain a controlling financial interest in SunCoke Energy through its ownership of 81 percent of the outstanding shares of SunCoke Energy common stock. Subsequent to the SunCoke IPO, 19 percent of SunCoke Energy’s earnings is allocated to the noncontrolling interest holders. The Company intends to complete the separation of SunCoke Energy from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off that is intended to qualify as a tax-free transaction. The spin-off is expected to occur no later than one year after the SunCoke IPO.

In September 2011, SunCoke Energy purchased a portion of the noncontrolling interest in its Indiana Harbor cokemaking operations for $34 million. The noncontrolling interest in the Indiana Harbor cokemaking operations declined from 34 percent to 15 percent as a result of this transaction.

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc., based in Honaker, VA, for $52 million, consisting of a net cash payment of $38 million and contingent consideration totaling $14 million. For additional information concerning this acquisition, see Note 3 to the condensed consolidated financial statements.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy will build, own and operate a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility. In February 2010, SunCoke Energy obtained the necessary permits to build and operate the plant, although some of them have been appealed. In October 2011, SunCoke Energy commenced operations at the Middletown facility. Total costs of the facility are expected to be approximately $425 million. The plant is expected to produce 550 thousand tons of coke per year and provide, on average, 44 megawatts of power. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. Expenditures through September 30, 2011 totaled $408 million.

In May 2011, SunCoke Energy signed a memorandum of understanding to make a minority equity investment of approximately $30 million in Global Coke Limited (“Global Coke”), one of the leading metallurgical coke producers in India. In conjunction with this investment, SunCoke Energy would provide operations, engineering and technology support to Global Coke. SunCoke Energy has conducted due diligence in connection with the proposed transaction and is currently negotiating the proposed terms of the investment. Consummation of the transaction is subject to the satisfaction of customary closing conditions, including the execution of definitive agreements and the approval of management of the respective parties.

In June 2011, SunCoke Energy entered into a series of coal transactions with Revelation Energy (“Revelation”). Under a contract mining agreement, Revelation will mine certain of SunCoke Energy’s coal reserves at the Jewell coal mining operations. This coal will be mined, subject to the satisfaction of certain conditions, over a three-year period beginning late in the fourth quarter of 2011 and is now expected to produce approximately 1.2 million tons of coal over such period. SunCoke

Energy also intends to build a state-of-the-art rapid train coal loading facility in the proximity of its Jewell coal mining operations at an expected cost of approximately $20 million.

SunCoke Energy is currently discussing other opportunities for developing new heat recovery cokemaking facilities with domestic and international steel companies. Such cokemaking facilities could be either wholly owned or developed through other business structures. As applicable, the steel company customers would be expected to purchase coke production under long-term contracts. The facilities would also generate steam, which would typically be sold to the steel customer, or electrical power, which could be sold to the steel customer or into the local power market. One such potential project is a facility with up to 200 ovens and 1.1 million tons of capacity which could serve multiple customers and may have a portion of its capacity reserved for coke sales in the spot market. SunCoke Energy is in the early stages of permitting for this potential facility in Kentucky, but it is also assessing alternative sites in other states. SunCoke Energy expects to defer seeking customer commitments for this potential facility until further progress is made on obtaining permits. SunCoke Energy’s ability to enter into additional arrangements is dependent upon market conditions in the steel industry.

For additional information on SunCoke Energy’s IPO, see Other Cash Flow Information in the Financial Condition discussion in this report.

Discontinued Chemicals Operations

On March 31, 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem S.A. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. Sunoco recognized a net loss of $169 million ($44 million after tax) in the first quarter of 2010 related to the divestment which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Cash proceeds from this divestment of $348 million were received in the second quarter of 2010.

In July 2011, Sunoco completed the sale of its phenol and acetone chemicals manufacturing facility in Philadelphia, PA (“Frankford Facility”) and related inventory to an affiliate of Honeywell International Inc. In connection with this agreement, Sunoco recorded a $118 million provision ($70 million after tax) to write down Frankford Facility assets to their estimated fair values during the second quarter of 2011. This charge is included in asset write-downs and other matters in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco received total cash proceeds of $88 million in the third quarter of 2011 and recognized a $14 million gain ($8 million after tax) on the divestment which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco is currently party to a cumene supply agreement with the Frankford Facility which may be terminated, upon six months prior notice, on or after July 1, 2012. Based on the Company’s decision to exit its refining business, it is anticipated that this agreement will either be assumed by a buyer of the Philadelphia refinery or terminated with proper notice.

In October 2011, Sunoco completed the sale of its phenol manufacturing facility in Haverhill, OH (“Haverhill Facility”) and related inventory to an affiliate of Goradia Capital LLC. Sunoco received total cash proceeds of $100 million in the fourth quarter of 2011 which is subject to an inventory adjustment subsequent to closing. Sunoco recorded a $169 million provision ($101 million after tax) to write down Haverhill Facility assets to their estimated fair values during the second quarter of 2011. This charge is included in asset write-downs and other matters in Corporate and Other in the Earnings Profile of Sunoco Businesses. At September 30, 2011, certain Haverhill Facility and related assets have been classified as held for sale in the condensed consolidated balance sheet.

Discontinued chemicals operations had pretax income of $1 million in the third quarter of 2011 versus $5 million in the third quarter of 2010. The decrease in results was driven by lower margins and sales volumes which were partially offset by lower expenses.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $23 million pretax in the third quarter of 2011 versus $28 million in the third quarter of 2010. The decrease was largely driven by lower staffing and stock compensation costs.

Net Financing Expenses and Other – Net financing expenses and other were $29 million pretax in the third quarter of 2011 versus $28 million in the third quarter of 2010. Increased interest expense attributable to new borrowings of Sunoco Logistics Partners, L.P. and SunCoke Energy, Inc. was largely offset by higher interest income and capitalized interest. The increased interest income was primarily attributable to the note receivable balance resulting from the sale of the Toledo refinery and related inventory. The capitalized interest was largely attributable to construction of the Middletown cokemaking facility.

Asset Write-Downs and Other Matters – Continuing Operations – During the third quarter of 2011, Sunoco recorded a $1,959 million provision ($1,175 million after tax) to write down assets at the Philadelphia and Marcus Hook refineries to their estimated fair values in connection with Sunoco’s decision to exit its refining business and recorded a $5 million provision ($3 million after tax) for pension settlement and curtailment losses and employee terminations and related costs in connection with business improvement initiatives. During the third quarter of 2010, Sunoco recorded a $13 million provision ($8 million after tax) primarily for pension settlement losses and employee terminations and related costs in connection with business improvement initiatives and recognized a $16 million gain ($9 million after tax) on an insurance settlement related to MTBE coverage (see Note 3 to the condensed consolidated financial statements).

Asset Write-Downs and Other Matters – Discontinued Operations – In the third quarter of 2011, Sunoco recorded an $18 million gain ($11 million after tax) attributable to a partial settlement of a low sulfur diesel credit liability related to the Company’s discontinued Tulsa refining operations (see Note 2 to the condensed consolidated financial statements).

Sale of Toledo Refinery – During the third quarter of 2011, Sunoco recognized a $2 million pretax loss ($2 million after tax) largely related to pension settlement losses attributable to the divestment of its Toledo refinery (see Note 3 to the condensed consolidated financial statements).

Sale of Discontinued Chemicals Operations – During the third quarter of 2011, Sunoco recognized a $14 million gain ($8 million after tax) related to the divestment of the discontinued Frankford chemicals facility (see Note 2 to the condensed consolidated financial statements).

Gain on Remeasurement of Pipeline Equity Interests – During the third quarter of 2010, Sunoco recognized a $59 million gain attributable to Sunoco shareholders ($37 million after tax) from the remeasurement of its pre-acquisition equity interests to fair value upon consolidation (see Note 3 to the condensed consolidated financial statements).

Income Taxes – The income tax benefit attributable to Sunoco, Inc. shareholders was $781 million in the third quarter of 2011 compared to income tax expense of $28 million in the third quarter of 2010. The decrease in income tax expense was primarily attributable to tax benefits on asset write-downs. The effective tax rates for each period were determined based upon the expected full year tax rates at the end of each period as adjusted for discrete items.

Analysis of Condensed Consolidated Statements of Operations

Revenues — Total revenues were $12.16 billion in the third quarter of 2011 compared to $9.22 billion in the third quarter of 2010. The 32 percent increase was primarily due to higher refined product prices and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics business. Partially offsetting these positive factors were lower refined product sales volumes largely attributable to the sale of the Toledo refinery in the first quarter of 2011.

Costs and Expenses — Total costs and expenses were $14.00 billion in the third quarter of 2011 compared to $9.02 billion in the third quarter of 2010. The 55 percent increase was primarily due to higher provisions for asset write-downs and other matters, higher crude oil acquisition costs resulting from price increases, higher refined product acquisition volumes and higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics business. Partially offsetting these negative factors were lower crude oil acquisition volumes largely attributable to the sale of the Toledo refinery in the first quarter of 2011.

RESULTS OF OPERATIONS - NINE MONTHS

Earnings Profile of Sunoco Businesses

	Nine Months Ended September 30,
	2011	2010	Variance
	(Millions of Dollars)
Refining and Supply	$(199)	$(2)	$(197)
Retail Marketing	129	175	(46)
Logistics	138	97	41
Coke	53	151	(98)
Discontinued chemicals operations	(2)	50	(52)
Corporate and Other:
Corporate expenses	(63)	(81)	18
Net financing expenses and other	(69)	(83)	14
Asset write-downs and other matters:
Continuing operations	(1,977)	(64)	(1,913)
Discontinued operations	(269)	—	(269)
Sale of Toledo refinery	4	—	4
Sale of discontinued chemicals operations	14	(169)	183
LIFO inventory profits	42	—	42
Gain on remeasurement of pipeline equity interests	9	59	(50)

Pretax income (loss) attributable to Sunoco, Inc. shareholders	(2,190)	133	(2,323)
Income tax benefit attributable to Sunoco, Inc. shareholders*	(868)	(14)	(854)

Net income (loss) attributable to Sunoco, Inc. shareholders	$(1,322)	$147	$(1,469)

*	Includes tax benefits of $104 and $98 million, respectively, attributable to discontinued operations for the nine months ended September 30, 2011 and 2010.

Analysis of Earnings Profile of Sunoco Businesses

In the nine-month period ended September 30, 2011, the net loss attributable to Sunoco, Inc. shareholders was $1,322 million, or $11.15 per share of common stock on a diluted basis, versus net income attributable to Sunoco, Inc. shareholders of $147 million, or $1.22 per share, in the nine months ended September 30, 2010.

The $2,323 million decrease in pretax results attributable to Sunoco, Inc. shareholders in the first nine months of 2011 was primarily due to higher provisions for asset write-downs and other matters ($2,182 million), lower refined product margins ($181 million) and production volumes ($178 million), lower results attributable to Sunoco’s Coke and discontinued chemicals businesses ($150 million) and lower gains related to the remeasurement of pipeline equity interests ($50 million). Partially offsetting these negative factors were lower expenses ($144 million), lower losses related to the divestment of discontinued chemicals operations ($183 million), LIFO gains in 2011 from the liquidation of crude oil and refined product inventories ($42 million), and higher results in Sunoco’s Logistics business ($41 million). The increase in the income tax benefit was primarily attributable to provisions for asset write-downs.

Refining and Supply

	Nine Months Ended September 30,
	2011	2010
Pretax loss (millions of dollars)	$(199)	$(2)
Wholesale margin* (per barrel)	$4.10	$5.13
Crude inputs as percent of crude unit rated capacity**	82%	88%
Throughputs** (thousands of barrels daily):
Crude oil	445.8	594.5
Other feedstocks	46.6	53.7

Total throughputs	492.4	648.2

Products manufactured** (thousands of barrels daily):
Gasoline	249.6	336.0
Middle distillates	177.0	232.4
Residual fuel	28.9	36.6
Petrochemicals	15.1	23.5
Other	40.7	48.6

Total Production	511.3	677.1
Less: Production used as fuel in refinery operations	24.5	31.3

Total production available for sale	486.8	645.8

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects the impact of a 170 thousand barrels-per-day reduction in crude unit capacity resulting from the sale of the Toledo refinery on March 1, 2011.

Refining and Supply had a pretax loss totaling $199 million in the first nine months of 2011 versus $2 million in the first nine months of 2010. The $197 million decrease in results was primarily due to lower realized margins ($181 million) and production volumes ($178 million), partially offset by lower expenses ($170 million). Production volumes in 2011 were negatively impacted by significant unplanned maintenance activities at the Philadelphia and Marcus Hook refineries which limited utilization through April 2011.

Retail Marketing

	Nine Months Ended September 30,
	2011	2010
Pretax income (millions of dollars)	$129	$175
Retail margin* (per barrel):
Gasoline	$4.20	$4.33
Middle distillates	$4.11	$3.48
Sales (thousands of barrels daily):
Gasoline	300.3	290.2
Middle distillates	28.0	28.1

	328.3	318.3

Retail gasoline outlets	4,933	4,829

*	Retail sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing had pretax income of $129 million in the first nine months of 2011 versus $175 million in the first nine months of 2010. The decrease in earnings was largely attributable to higher expenses resulting primarily from litigation charges, higher credit card fees and the absence of favorable settlements recognized during 2010. Lower retail gasoline margins and sales volumes (excluding recently acquired sites) and lower gains on asset sales also contributed to the decline.

Logistics

	Nine Months Ended September 30,
	2011	2010

Pretax income (millions of dollars)	$138	$97
Pipeline and terminal throughputs* (thousands of barrels daily):
Unaffiliated Customers	2,743	1,932
Affiliated Customer	1,030	1,280

	3,773	3,212

*	Excludes joint-venture operations which are not consolidated.

Logistics earned $138 million pretax in the first nine months of 2011 versus $97 million in the first nine months of 2010. The $41 million increase in earnings was primarily due to higher crude oil volumes and margins as a result of strong demand for crude oil in West Texas and higher earnings attributable to recent acquisitions and organic growth projects.

Coke

	Nine Months Ended September 30,
	2011	2010

Pretax income (millions of dollars)	$53	$151
Coke production (thousands of tons):
United States	2,747	2,678
Brazil	1,149	1,266

Coke earned $53 million pretax in the first nine months of 2011 versus $151 million in the first nine months of 2010. The decrease in earnings was primarily attributable to lower coke sales revenues as a result of the Jewell contract restructuring with ArcelorMittal in January 2011 and the recognition of a $13 million contract loss in connection with agreements to purchase coke from third-parties to cover a projected 2011 production shortfall at the Indiana Harbor facility. The company now anticipates that coke production from Indiana Harbor will be sufficient to meet contractual requirements with ArcelorMittal. Higher general and administrative costs largely associated with the relocation of the corporate offices and additional staffing costs related to becoming a public company also contributed to the decline in earnings. These factors were somewhat offset by improved results from the company’s coal mining operations.

Discontinued Chemicals Operations

Discontinued chemicals operations had a pretax loss of $2 million in the first nine months of 2011 versus pretax income of $50 million in the first nine months of 2010. The decrease in results was primarily due to lower realized margins, sales volumes and the absence of results of the polypropylene business subsequent to its sale in the first quarter of 2010. Margins in 2010 include $10 million of pretax LIFO inventory profits.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $63 million pretax in the first nine months of 2011 versus $81 million in the first nine months of 2010. The decrease was largely driven by lower one-time project costs as well as lower staffing costs and accruals for performance-related incentive compensation.

Net Financing Expenses and Other – Net financing expenses and other were $69 million pretax in the first nine months of 2011 versus $83 million in the first nine months of 2010. The decrease was primarily driven by higher interest income and capitalized interest, partially offset by increased interest expense attributable to new borrowings of Sunoco Logistics Partners, L.P. and SunCoke Energy, Inc. The increased interest income was primarily attributable to notes receivable balances resulting from the sale of the Toledo refinery and related inventory. The capitalized interest is largely attributable to construction of the Middletown cokemaking facility.

Asset Write-Downs and Other Matters – Continuing Operations – During the first nine months of 2011, Sunoco recorded a $1,964 million provision ($1,178 million after tax) to write down assets at the Philadelphia and Marcus Hook refineries to their estimated fair values in connection with Sunoco’s decision to exit its refining business and certain Eagle Point storage assets which were taken out of service and recorded a $13 million provision ($8 million after tax) primarily for pension settlement and curtailment losses and employee terminations and related costs in connection with business improvement initiatives. During the first nine months of 2010, Sunoco recorded a $33 million provision ($20 million after tax) primarily related to contract losses in connection with excess barge capacity resulting from the permanent shutdown of the Eagle Point refinery during 2009, recorded a $47 million provision ($28 million after tax) primarily for pension settlement losses and employee terminations and related costs in connection with business improvement initiatives and recognized a $16 million gain ($9 million after tax) on an insurance settlement related to MTBE coverage (see Note 3 to the condensed consolidated financial statements).

Asset Write-Downs and Other Matters – Discontinued Operations – During the first nine months of 2011, Sunoco recorded a $287 provision ($171 million after tax) to write down assets at the discontinued Frankford and Haverhill chemicals facilities to their estimated fair values and recorded an $18 million gain ($11 million after tax) attributable to a partial settlement of a low sulfur diesel credit liability related to the Company’s discontinued Tulsa refining operations (see Note 2 to the condensed consolidated financial statements).

Sale of Toledo Refinery – During the first nine months of 2011, Sunoco recognized a net gain of $4 million ($3 million loss after tax) related to the divestment of its Toledo refinery and related inventory (see Note 3 to the condensed consolidated financial statements).

Sale of Discontinued Chemicals Operations – During the third quarter of 2011, Sunoco recognized a $14 million gain ($8 million after tax) related to the divestment of the discontinued Frankford chemicals facility. During the first quarter of 2010, Sunoco recognized a $169 million loss ($44 million after tax) related to the divestment of the discontinued polypropylene operations (see Note 2 to the condensed consolidated financial statements).

LIFO Inventory Profits – During the first nine months of 2011, Sunoco recognized a $42 million gain ($26 million after tax) resulting from the reduction of crude oil and refined product inventories at the Toledo refinery prior to its divestment (see Notes 3 and 6 to the condensed consolidated financial statements).

Gain on Remeasurement of Pipeline Equity Interests – During the first nine months of 2011 and 2010, Sunoco recognized gains attributable to Sunoco shareholders of $9 and $59 million, respectively, ($6 and $37 million, respectively, after tax) from the remeasurement of its pre-acquisition equity interests to fair value upon consolidation (see Note 3 to the condensed consolidated financial statements).

Income Taxes – The income tax benefit attributable to Sunoco, Inc. shareholders was $868 million in the first nine months of 2011 compared to $14 million in the first nine months of 2010. The increase in the income tax benefit was primarily attributable to reductions in the income before discrete items and tax benefits on asset write-downs. The effective tax rates for each period were determined based upon the expected full year tax rates at the end of each period as adjusted for discrete items.

Analysis of Condensed Consolidated Statements of Operations

Revenues — Total revenues were $34.19 billion in the first nine months of 2011 compared to $26.47 billion in the first nine months of 2010. The 29 percent increase was primarily due to higher refined product prices and higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics business. Partially offsetting these positive factors were lower refined product sales volumes largely attributable to the sale of the Toledo refinery in the first quarter of 2011 and operational issues.

Costs and Expenses — Total costs and expenses were $35.98 billion in the first nine months of 2011 compared to $26.05 billion in the first nine months of 2010. The 38 percent increase was primarily due to higher crude oil and refined product acquisition costs resulting from price increases, higher refined product acquisition volumes, higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics business and higher provisions for asset write-downs and other matters. Partially offsetting these negative factors were lower crude oil acquisition volumes largely attributable to the sale of the Toledo refinery in the first quarter of 2011.

FINANCIAL CONDITION

Cash and Working Capital

At September 30, 2011, Sunoco had cash and cash equivalents of $1,656 million compared to $1,485 million at December 31, 2010. Including assets held for sale, Sunoco had a working capital surplus of $1,093 million at September 30, 2011 compared to $797 million at December 31, 2010. The $171 million increase in cash and cash equivalents was due to $588 million of net cash provided by financing activities and $21 million of net cash provided by investing activities, largely offset by $438 million of net cash used in operating activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for Sunoco’s crude oil, petroleum and chemical product inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories, including inventories classified as assets held for sale, exceeded their carrying value at September 30, 2011 by approximately $2.97 billion. Inventories valued at LIFO are readily marketable at their current replacement values. The Company expects to realize approximately $2 billion of this value through the liquidation of crude and refined product inventories in connection with its exit from the refining business.

Certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material.

Cash Flows from Operating Activities

Sunoco’s net cash used in operating activities was $438 million in the first nine months of 2011 compared to $917 million in net cash provided by operating activities in the first nine months of 2010. This $1,355 million decrease in cash from operations was largely due to a decrease in operating results and a $1,203 million increase in cash used to fund working capital changes pertaining to operating activities, partially offset by an increase in noncash charges. An increase in working capital during 2011 was largely attributable to seasonal increases in refined product inventories, higher coal and coke inventories and the repayment of retained crude payables from the Toledo refinery. A decrease in working capital during 2010 was largely attributable to federal income tax refunds totaling $526 million and the absence of the collection of retained accounts receivable from the Company’s discontinued polypropylene operations. Both the 2011 and 2010 periods included increases in crude oil inventories as a result of contango inventory storage activities of the Partnership and sources of cash from increases in crude prices on Sunoco’s net payable from its refining activities.

Other Cash Flow Information

In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights and sold 2.20 million of its limited partnership units to the public, generating approximately $145 million of net proceeds. In August 2010, the Partnership issued 2.01 million limited partnership units in a public offering, generating $144 million of net proceeds. Sunoco’s share of Partnership distributions is expected to increase to approximately 49 percent at the Partnership’s current quarterly cash distribution rate based on its ownership interest at September 30, 2011 (see Note 11 to the condensed consolidated financial statements for additional information on Sunoco’s expected share of future Partnership distributions).

Sunoco received proceeds of $943 million from the sale of its Toledo refinery and the Frankford chemicals facility and their related inventories in the first nine months of 2011. Sunoco also received proceeds in the second quarter of 2010 of $348 million from the sale of its discontinued polypropylene operations.

On July 12, 2011, Sunoco borrowed $300 million from an affiliate of one of SunCoke Energy’s IPO underwriters. On July 26, 2011, an IPO of 13.34 million shares of SunCoke Energy common stock was completed at an offering price of $16 per share. Sunoco’s $300 million borrowing was satisfied at the closing of the IPO through an exchange of the 13.34 million shares of SunCoke Energy stock valued at $213 million and a cash payment of $87 million. Sunoco incurred underwriters’ commissions and other expenses totaling $21 million in connection with the offering. Also in July 2011, concurrent with its IPO, SunCoke Energy issued $400 million aggregate principal of 7.625 percent senior notes which mature in 2019 and borrowed $300 million under a senior secured term loan credit facility which matures in July 2018. The principal amount of the term loan credit facility will amortize in quarterly installments equal to 0.25 percent of the original principal amount of the term loan credit facility with the balance payable at maturity. The term loan credit facility will bear interest at a rate based on SunCoke Energy’s election of available alternatives which includes LIBOR (with a floor of 1.00 percent) plus 3.00 percent. The senior notes and the term loan credit facility are guaranteed by each direct and indirect, existing and future, domestic material restricted subsidiary of SunCoke Energy. SunCoke Energy used a portion of the proceeds to repay $575 million of intercompany debt payable to a subsidiary of Sunoco.

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

Sunoco, Inc. has a $1.2 billion revolving credit facility with a syndicate of 17 participating banks (the “Facility”) which matures in August 2012. The Facility provides the Company with access to short-term financing and is intended to support the issuance of commercial paper, letters of credit and other debt. The Company also can borrow directly from the participating banks under the Facility. The Facility is subject to commitment fees, which are not material. The Facility requires that Sunoco’s ratio of consolidated net indebtedness, including borrowings of Sunoco Logistics Partners L.P. and SunCoke Energy (subsequent to its IPO), to consolidated capitalization (as those terms are defined in the Facility) not to exceed .60 to 1. At September 30, 2011, this ratio was .48 to 1. The Facility also requires Sunoco to maintain tangible net worth (as defined in the Facility) in an amount greater than or equal to targeted tangible net worth (targeted tangible net worth being determined by adding $1.1 billion and 50 percent of the excess of net income attributable to Sunoco, Inc. shareholders over share repurchases (as defined in the Facility) for each quarter ended after March 31, 2004). In September 2011, Sunoco obtained a 90-day consent and waiver from the participating banks related to the Facility’s tangible net worth covenant as the reduction in net worth resulting from charges to be taken by the Company in the third quarter of 2011 for asset write-downs of the Company’s refineries was expected to result in a violation of this covenant. Sunoco is currently negotiating an asset-backed facility that would be secured by certain Company assets as a source of liquidity.

At September 30, 2011, the Facility was being used to support $115 million of floating-rate notes due in 2034. The Company remarkets the floating-rate notes on a weekly basis. However, any inability to remarket the floating-rate notes would have no impact on the Company’s liquidity as they currently represent a reduction in funds under the Facility which would be available for future borrowings if the notes were repaid.

In August 2011, the Partnership replaced its existing $458 million of credit facilities with two new credit facilities totaling $550 million. The Partnership’s new credit facilities consist of a five-year $350 million unsecured credit facility and a $200 million 364-day unsecured credit facility which is available to fund certain crude oil inventory activities.

There were no borrowings outstanding under the Partnership’s facilities at September 30, 2011. The $350 and $200 million credit facilities contain various covenants including the requirement that the Partnership’s total debt to EBITDA ratio (each as defined in the facilities) not exceed 5.00 to 1. This ratio can generally be increased to 5.50 to 1 during an acquisition period (as defined in the facilities). At September 30, 2011, the Partnership’s ratio of total debt to EBITDA was 3.24 to 1.

Concurrent with its IPO in July 2011, SunCoke Energy entered into a $150 million senior secured revolving credit facility which expires in July 2016. There were no borrowings outstanding under SunCoke’s facility at September 30, 2011. The credit facility is secured on a first priority basis by a perfected security interest in substantially all of SunCoke Energy’s and each SunCoke Energy subsidiary guarantor’s tangible and intangible assets (subject to certain exceptions).

Also in July 2011, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with four participating banks, extending its accounts receivable securitization facility that was scheduled to expire in August 2011 by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $250 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At September 30, 2011, there was approximately $265 million of accounts receivable eligible to support this facility; however, there were no borrowings outstanding under the facility as of that date.

The following table sets forth Sunoco’s cash and cash equivalents and outstanding debt (in millions of dollars):

	At September 30, 2011	At December 31, 2010

Cash and cash equivalents	$1,656	$1,485

Short-term borrowings	$115	$115
Current portion of long-term debt	32	178
Long-term debt	3,377	2,136

Total debt*	$3,524	$2,429

*	Includes $1,698 and $698 million, respectively, at September 30, 2011 attributable to Sunoco Logistics Partners L.P. and SunCoke Energy, Inc.

In July 2011, the Partnership issued $600 million of long-term debt, consisting of $300 million of 4.65 percent notes due in 2022 and $300 million of 6.10 percent notes due in 2042.

Also in July 2011, concurrent with its IPO, SunCoke Energy issued $400 million aggregate principal of 7.625 percent notes which mature in 2019 and borrowed $300 million under a senior secured term loan credit facility which matures in July 2018.

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

RETIREMENT BENEFIT PLANS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Balance at beginning of period	$1,008	$804
Increase (reduction) in market value of investments resulting from:
Net investment income	22	149
Company contributions	—	234
Plan benefit payments	(146)	(168)
Divestments	—	(11)

Balance at end of period	$884	$1,008

As a result of the workforce reduction, divestments and the permanent shutdown of the Eagle Point refinery, the Company incurred noncash settlement, special termination and curtailment losses in these plans during the year ended December 31, 2010 and the first nine months of 2011 totaling approximately $30 and $25 million after tax, respectively. In 2010, the Company contributed $234 million to its funded defined benefit plans consisting of $144 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. The Company may make contributions to its funded defined benefit plans in 2011 with available cash.

DIVIDENDS AND SHARE REPURCHASES

The Company’s management believes that Sunoco’s current dividend level of $0.15 per share ($0.60 per year) is sustainable under current conditions. In September 2011, the Company declared a $0.15 per share cash dividend to be paid in the fourth quarter of 2011 and, as a result, reflected this estimated $16 million dividend as a reduction in retained earnings at September 30, 2011.

During the third quarter of 2011, the Company repurchased 14.4 million shares of its common stock for $500 million. At September 30, 2011, the Company had a remaining authorization from its Board to repurchase approximately $100 million of Company common stock (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below).

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer. The Company had previously reported a material weakness in internal control over financial reporting related to the accounting for income taxes which was described in Item 9A and Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. As a result of this material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes, which was not remediated as of September 30, 2011, the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2011.

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

Remediation of Material Control Weakness

The Company has continued to implement remediation steps to address the material weakness discussed above and to improve its internal control over income tax accounting. Specifically, the Company has: hired additional experienced tax personnel; formalized and implemented tax organizational reporting structure changes which better integrate the tax accounting and compliance functions and facilitate an increase in the level of certain tax review activities during the financial close process; updated process documentation to reflect improvements made for internal control compliance; and is continuing to implement and utilize computer software that assists in calculating and documenting the Company’s income tax provision.

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

Changes in Internal Control Over Financial Reporting

In the third quarter of 2010, Sunoco signed an agreement to outsource selected back office processes, including information technology, finance and accounting transaction processing, and indirect procurement. The Company began transitioning work to the service provider in December 2010 although most significant activities were undertaken in 2011. At September 30, 2011, the transition has been substantially completed. This action is consistent with the Company’s ongoing initiatives to increase efficiencies and generate cost savings in these process-oriented functions. The outsourcing of these functions will have an immediate effect with regard to the responsibilities for the performance of certain processes and internal controls over financial reporting. The Company anticipates that these internal controls over financial reporting could be further impacted as the outsourced functions are completely transitioned to the third-party service provider. None of these outsourcing initiatives are in response to the identified material weakness in the Company’s internal control over financial reporting related to the accounting for income taxes. The Company’s management has concluded that the outsourcing agreement has not materially affected, and is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

There have been no other changes in the Company’s internal control over financial reporting during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

In September 2011, Sunoco and the United States Environmental Protection Agency (“USEPA”) entered an Administrative Settlement Agreement wherein Sunoco agreed to pay a civil penalty in the amount of $695 thousand to resolve allegations relating to gasoline detergent additive requirements at the formerly owned and operated Tulsa refinery. The civil penalty payment was paid in October 2011 and no other actions are required.

In March 2011, the Pennsylvania Department of Environmental Protection (“PADEP”) proposed a Consent Order and Agreement in excess of $100 thousand alleging that Sunoco had exceeded effluent limitations at its Girard Point wastewater treatment unit on several instances between March 2009 and January 2011. In June 2011, Sunoco and the PADEP reached an agreement wherein Sunoco agreed to pay a civil penalty totaling $400 thousand to resolve the matter. This penalty was paid during the third quarter of 2011.

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

As of September 30, 2011, Sunoco was a defendant in approximately 11 lawsuits involving eight states and Puerto Rico. Ten of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuit is pending in a New Hampshire state court. Three of the cases assert natural resource damage claims. In addition, Sunoco recently received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damages claims.

Discovery is proceeding in all of these cases and accruals have been established where the losses are probable and reasonably estimable. However, there has been insufficient information developed about the plaintiffs’ legal theories or the facts in the natural resource damage cases that would be relevant to an analysis of the ultimate liability of Sunoco in these matters. Sunoco does not believe that the cases will have a material adverse effect on its consolidated financial position.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at September 30, 2011.

Item 1A.	Risk Factors

There have been no material changes to the risk factors faced by the Company since December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number Of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)**

July 1, 2011-July 31, 2011	787	$42.23	—
August 1, 2011-August 31, 2011	13,156,496	$34.75	13,140,586
September 1, 2011-September 30, 2011	1,272,492	$34.15	1,271,904	$100

Total	14,429,775	$34.69	14,412,490

*	All of the shares repurchased during the three-month period ended September 30, 2011 were acquired pursuant to the repurchase program that Sunoco publicly announced on September 7, 2006 (see below), except for 17 thousand shares which were purchased from employees in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	On September 7, 2006, the Company’s Board of Directors approved a $1 billion share repurchase program with no stated expiration date.

Item 5.	Other Information

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires the disclosure of certain information relating to citations or orders for violations of standards under the U.S. Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The following disclosures respond to that legislation. While management at SunCoke believes the following disclosures meet the requirements of the Dodd-Frank Act, it is possible that any rulemaking by the SEC will require disclosures to be presented in a form that differs from the following.

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

Responding to the Dodd-Frank Act legislation, the Company reports that, for the three months ended September 30, 2011, Sunoco Inc.’s operating subsidiaries received no written notice from MSHA of: (a) a flagrant violation under section 110(b)(2) of the Mine Act for failure to make reasonable efforts to eliminate a known violation of a mandatory safety or health standard that substantially proximately caused, or reasonably could have been expected to cause, death or serious bodily injury, (b) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health or safety hazards under section 104(e) of the Mine Act or (c) the potential to have such a pattern. There were no mining-related fatalities during the three months ended September 30, 2011.

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

Alleged Citations, Orders and Violations and Proposed Assessments and Legal Proceedings by Mine 1

Three Months Ended September 30, 2011:

Mine Identification Number	Mine Name	Section 104 Significant and Substantial Citations[2]	Section 104(b) Orders[3]	Section 104(d) Citations and Orders[4]	Section 110(b)(2) Violations[5]	Section 107(a) Orders[6]	Total Proposed Assessments (in thousands of dollars)[7]	Legal Proceedings [8]
4406499	Dominion 7	67	—	2	—	—	$78	43
4406718	Dominion 26	3	—	—	—	—	4	—
4406748	Dominion 30	13	—	—	—	—	20	15
4406759	Dominion 36	117	2	5	—	—	90	31
4406839	Dominion 34	9	—	—	—	—	3	—
4407220	Dominion 44	23	—	2	—	—	23	10
4400649	Preparation Plant 2	3	—	—	—	—	—	—
4407058	Heavy Equipment Shop	—	—	—	—	—	—	—
4406716	Central Shop	—	—	—	—	—	—	—

	Total	235	2	9	—	—	$218	99

[1]

The foregoing table does not include the following: (i) facilities which have been idle or closed unless they received a citation or order issued by MSHA, (ii) permitted mining sites where operations have not begun, or (iii) mines that are operated on the Company’s behalf by contractors who hold the MSHA numbers and have the MSHA liabilities.

[2]	Alleged violations of health or safety standards that could significantly and substantially contribute to a serious injury if left unabated.
[3]	Alleged failures to totally abate a citation within the period of time specified in the citation.
[4]	Alleged unwarrantable failure (i.e., aggravated conduct constituting more than ordinary negligence) to comply with a mining safety standard or regulation.
[5]	Alleged flagrant violations issued.
[6]	Alleged conditions or practices which could reasonably be expected to cause death or serious physical harm before such condition or practice can be abated.
[7]	Amounts shown include assessments proposed during the three months ended September 30, 2011, on the citations and orders reflected in this table.
[8]

This number reflects legal proceedings initiated during the three months ended September 30, 2011 which remain pending before the Federal Mine Safety and Health Review Commission (“Commission”) as of September 30, 2011. The Commission has jurisdiction to hear not only challenges to citations, orders and penalties but also certain complaints by miners. The number of “pending legal actions” reported here pursuant to Section 1503(a)(3) of the Dodd-Frank Act reflects the number of contested citations, orders, penalties or complaints for which the Commission has assigned a docket number and which remain pending as of September 30, 2011.

Item 6.	Exhibits

10.1	The Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective September 30, 2011.

10.3	Separation and Distribution Agreement, dated as of July 18, 2011, by and between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 22, 2011, File No. 1-6841)

10.4	Tax Sharing Agreement, dated as of July 18, 2011, between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference herein to Exhibit 10.3 of SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed on August 3, 2011, File No. 001-35243)

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

Sunoco, Inc. Investor Relations 1818 Market Street, Suite 1500 Philadelphia, PA 19103

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO, INC.

By:	/s/ JOSEPH P. KROTT
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date:	November 3, 2011