Form 10-K
period 2011-12-31
SUNOCO INC
filed 2012-02-28
CIK 95304

2011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2011, the aggregate market value of voting stock held by non-affiliates was $5,046 million.

At January 31, 2012, there were 106,816,757 shares of Common Stock, $1 par value, outstanding.

Selected portions of the Sunoco, Inc. definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference in Part III of this Form 10-K.

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

General

Sunoco, Inc.* was incorporated in Pennsylvania in 1971. It or its predecessors have been active in the petroleum industry since 1886. Its principal executive offices are located at 1818 Market Street, Suite 1500, Philadelphia, PA 19103. Its telephone number is (215) 977-3000 and its internet website is www.SunocoInc.com. The Company makes available free of charge on its website all materials that it files electronically with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, interactive data files and amendments to these reports as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.

The Company, through its subsidiaries, conducted its operations as a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking during most of 2011. The refining, marketing, logistics and chemicals operations were conducted principally in the eastern half of the United States and the cokemaking operations were conducted in Virginia, Indiana, Ohio, Illinois, and Vitória, Brazil. During 2011 and the early part of 2012, the Company carried out several strategic actions in executing its fundamental shift away from manufacturing. In addition to its decision to exit the refining business by mid-2012, the exit from the chemicals business during 2011 and the spin-off of SunCoke Energy, Inc. in January 2012, Sunoco also conducted a comprehensive strategic review to determine the best way to deliver value to shareholders, including how best to utilize its strong cash position and maximize the potential for Sunoco’s logistics and retail businesses. Sunoco retained a third party advisor to assist in this strategic review which was completed in February 2012. See Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) for a description of the initiatives announced in connection with this review.

At December 31, 2011, the Company’s operations were organized into four business segments (Logistics, Retail Marketing, Refining and Supply and Coke) in addition to a holding company and a professional services group. Sunoco, Inc., the holding company, is a non-operating parent company which includes certain corporate officers. For additional information regarding the Company’s current and former business units, see Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) and the business segment information presented in Note 18 to the Consolidated Financial Statements (Item 8).

Sunoco owns, principally through Sunoco Logistics Partners L.P. (a master limited partnership) (the “Partnership”), a geographically diverse and complementary group of pipelines, terminal facilities which transport, terminal and store refined products and crude oil, and crude oil and refined products acquisition and marketing assets. Sunoco is the general partner of the Partnership, which consists of a 2-percent ownership interest and incentive distribution rights, and owns a 32-percent interest in the Partnership’s limited partner units (see “Logistics” below).

Sunoco markets gasoline and middle distillates, and offers a broad range of convenience store merchandise, through a network of 4,933 retail outlets in 23 states primarily on the east coast and in the midwest United States (see “Retail Marketing” below).

*	In this report, the terms “Company” and “Sunoco” are used interchangeably to mean Sunoco, Inc. or collectively, Sunoco, Inc. and its subsidiaries. The use of these terms is for convenience of discussion and is not intended to be a precise description of corporate relationships.

Sunoco currently owns two refineries which are located in Philadelphia and Marcus Hook, PA. The Philadelphia refinery produces fuels and certain commodity petrochemicals. During 2011, Sunoco completed the sale of its Toledo refinery and indefinitely idled the main processing units at its Marcus Hook refinery. During 2009, Sunoco permanently shut down all process units at its refinery in Westville, NJ (also known as Eagle Point) in response to weak demand and increased global refining capacity and sold its refinery located in Tulsa, OK that primarily produced lubricants (see “Refining and Supply” below).

During 2011, Sunoco completed its exit from the chemicals business by selling its facilities in Philadelphia, PA and Haverhill, OH, which produced phenol and acetone. In 2010, Sunoco sold its polypropylene chemicals business with facilities in LaPorte, TX, Neal, WV and Marcus Hook, PA (see “Discontinued Chemicals Operations” below).

On January 17, 2012, Sunoco completed the separation of SunCoke Energy, Inc. and its affiliates (individually and collectively, “SunCoke Energy”), from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off. SunCoke Energy makes high-quality, blast-furnace coke at its facilities in Vansant, VA (Jewell), East Chicago, IN (Indiana Harbor), Franklin Furnace, OH (Haverhill), Granite City, IL (Gateway) and Middletown, OH (Middletown) and produces metallurgical coal from mines in Virginia and West Virginia primarily for use at the Jewell cokemaking facility. SunCoke Energy is also the operator and has an equity interest in a facility in Vitória, Brazil (Vitória) (see “Coke” below).

The following are separate discussions of the business segments.

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

On December 2, 2011, the Partnership completed a three-for-one split of its limited partnership units. The unit split resulted in the issuance of two additional limited partnership units for every one limited partnership unit owned. All limited partnership unit information included in this report is presented on a post-split basis.

During 2011, 2010 and 2009, Sunoco received $98, $91 and $98 million, respectively, from the Partnership representing 47, 48 and 57 percent, respectively, of the Partnership’s total cash distributions. These amounts include $50, $46 and $48 million, respectively, in 2011, 2010 and 2009 attributable to Sunoco’s general partner interest and incentive distribution rights. Sunoco’s share of Partnership distributions is expected to be 47 percent at the Partnership’s current quarterly cash distribution rate but is expected to increase to approximately 49 percent, assuming the Partnership’s current quarterly cash distribution rate and no additional unit issuances, when the deferred distribution units received in July 2011 (see below) convert to common units in the third quarter of 2012.

In 2009, the Partnership issued 6.75 million limited partnership units in a public offering, generating $110 million of net proceeds. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights. Also in February 2010, Sunoco sold 6.60 million of its limited partnership units to the public, generating $145 million of net proceeds. In August 2010, the Partnership issued 6.04 million limited partnership units in a public offering, generating $144 million of net proceeds.

In July 2011, the Partnership issued 3.94 million deferred distribution units valued at $98 million and paid $2 million in cash to Sunoco in exchange for the tank farm and related assets located at the Eagle Point refinery. These units will not participate in Partnership distributions until they convert into common units on the one-year anniversary of their issuance. Upon completion of this transaction, Sunoco’s interest in the Partnership’s limited partner units increased to the current 32 percent.

At December 31, 2011, the Partnership owned and operated approximately 5,400 miles of crude oil pipelines and approximately 2,500 miles of refined product pipelines. In 2011, crude oil and refined product shipments on these pipelines totaled 1,587 and 522 thousand barrels daily, respectively, as compared to 1,183 and 468 thousand barrels daily in 2010 and 658 and 577 thousand barrels daily in 2009.

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

In May 2011, the Partnership obtained a controlling financial interest in Inland Corporation (“Inland”), which is the owner of a refined products pipeline in Ohio, through a series of transactions involving Sunoco and a third party. Sunoco exercised its rights to acquire additional ownership interests in Inland for $56 million, net of cash received, and the Partnership purchased additional ownership interests from a third party for $30 million. The Partnership’s total ownership interest in Inland increased to 84 percent after it purchased all of Sunoco’s interests. As a result of these transactions, Inland became a consolidated subsidiary of Sunoco.

Product terminalling operations include 42 active terminals in the northeast, midwest and southwest United States that receive refined products from pipelines and distribute them to Sunoco and to third parties, who in turn make deliveries to end-users such as retail outlets. Certain product terminals also provide certain blending and other product additive services. During 2011, 2010 and 2009, throughput at these product terminals totaled 492, 488 and 462 thousand barrels daily, respectively. Terminalling operations also include an LPG terminal near Detroit, MI, a crude oil terminal complex adjacent to Sunoco’s Philadelphia refinery, a refined products terminal adjacent to Sunoco’s Marcus Hook refinery and docks and terminalling assets which are connected to Sunoco’s Eagle Point refinery. During 2011, 2010 and 2009, throughput at these other terminals totaled 443, 465 and 591 thousand barrels daily, respectively.

The Partnership’s Nederland, TX terminal provides approximately 22 million barrels of storage and provides terminalling throughput capacity exceeding one million barrels per day. Its Gulf Coast location provides local, south central and midwestern refiners access to foreign and offshore domestic crude oil. The facility is also a key link in the distribution system for U.S. government purchases for and sales from certain Strategic Petroleum Reserve storage facilities. During 2011, 2010 and 2009, throughput at the Nederland terminal totaled 757, 729 and 597 thousand barrels daily, respectively. During the 2009-2011 period, the Partnership completed construction of eight new crude oil storage tanks. The Partnership also completed construction of a crude oil pipeline from the Nederland terminal to Motiva Enterprise LLC’s Port Arthur, TX refinery and three related storage tanks with a combined capacity of 2.0 million barrels in 2009 at a total cost of $94 million.

In August 2011, the Partnership acquired a refined products terminal located in East Boston, MA from affiliates of ConocoPhillips for $73 million including $17 million attributable to the fair value of inventory. The terminal is the sole service provider of Logan International Airport under a long-term contract.

In July 2010, the Partnership acquired a butane blending business from Texon L.P. (“Texon”) for $152 million including inventory. The acquisition includes patented technology for blending butane into gasoline, contracts with customers currently utilizing the patented technology, butane inventories and other related assets.

In the third quarter of 2009, the Partnership acquired a refined products terminal in Romulus, MI for $18 million.

Crude oil pipeline operations, located in the southwest and midwest United States, transport foreign crude oil received at the Partnership’s Nederland, TX and Marysville, MI terminals and crude oil produced primarily in Oklahoma and Texas to refiners or to local trade points.

The Partnership exercised its rights to acquire additional ownership interests in Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“WTG”) for a total of $85 million during the third quarter of 2010, increasing its ownership interests in Mid-Valley and WTG to 91 and 60 percent, respectively. As the Partnership obtained a controlling financial interest in both Mid-Valley and WTG, the joint ventures were both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions.

In the third quarter of 2009, the Partnership acquired Excel Pipeline LLC, the owner of a crude oil pipeline which services Gary Williams’ Wynnewood, OK refinery for $32 million.

Crude oil acquisition and marketing activities include the gathering, purchasing, marketing and selling of crude oil primarily in Oklahoma and Texas. During 2011, 2010 and 2009, approximately 224, 189 and 181 thousand barrels daily, respectively, of crude oil were purchased (including exchanges) from third-party leases and approximately 439, 449 and 411 thousand barrels daily, respectively, were purchased in bulk or other exchange transactions. Purchased crude oil is delivered to various trunk pipelines either directly from the wellhead through gathering pipelines or utilizing the Partnership’s fleet of trucks or third-party trucking operations.

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon for $222 million including $17 million attributable to the fair value of crude oil inventory. The purchase consists of a lease crude business and gathering assets in 16 states, primarily in the western United States. The current crude oil volume of the business is approximately 75 thousand barrels per day at the wellhead.

The Partnership intends to take advantage of additional growth opportunities in the future, both within its current system and with third-party acquisitions.

Sunoco has agreements with the Partnership which establish fees for administrative services provided by Sunoco to the Partnership and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities.

Retail Marketing

The Retail Marketing business consists of the retail sale of gasoline and middle distillates and the operation of convenience stores in 23 states, primarily on the east coast and in the midwest region of the United States. The highest concentrations of outlets are located in Connecticut, Florida, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Virginia. The Company has increased its retail gasoline outlets by over 200 sites over the three-year period ended December 31, 2011.

In August 2011, Sunoco entered into leasehold agreements for 14 retail locations located in central Pennsylvania. Each site will be company operated and include an APlus® convenience store.

In January 2011, Sunoco reached an agreement to begin operating the nine fuel stations at service plazas along the Garden State Parkway located in New Jersey. The six-year agreement began in January 2011 and runs through December 2016. Sunoco also announced an extension on the two fuel stations along the Palisades Parkway, also in New Jersey, through December 2015.

In December 2010, Sunoco acquired 25 retail locations consisting of assets located in the Buffalo, Syracuse, Albany, and Rochester markets of central and northern New York for $25 million including inventory. Sunoco was also selected by the Ohio Turnpike Commission to operate the fuel stations at the 16 service plazas along the Ohio Turnpike under an initial lease agreement from 2012 through 2016 with renewals available through 2026.

The following table sets forth Sunoco’s retail gasoline outlets at December 31, 2011, 2010 and 2009:

	2011	2010	2009
Direct Outlets:
Company-Owned or Leased:
Company Operated:
Traditional	51	51	49
APlus® Convenience Stores	366	337	346

	417	388	395

Dealer Operated:
Traditional	140	150	160
APlus® Convenience Stores	229	229	223
Ultra Service Centers®	98	103	112

	467	482	495

Total Company-Owned or Leased*	884	870	890
Dealer Owned**	496	507	509

Total Direct Outlets	1,380	1,377	1,399
Distributor Outlets	3,553	3,544	3,312

	4,933	4,921	4,711

*Gasoline	and diesel throughput per Company-owned or leased outlet averaged 160, 156 and 151 thousand gallons per month during 2011, 2010 and 2009, respectively.
**	Primarily traditional outlets.

Retail Marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.

Direct outlets may be operated by Sunoco or by an independent dealer, and are sites at which fuel products are delivered directly to the site by Sunoco trucks or by contract carriers. The Company or an independent dealer owns or leases the property. These sites may be traditional locations that sell fuel products under the Sunoco® and Coastal® brands or may include APlus® convenience stores or Ultra Service Centers® that provide automotive diagnostics and repair. Included among Retail Marketing’s outlets at December 31, 2011 were 63 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York, Maryland and Delaware. Of these outlets, 47 were Company-operated sites providing gasoline, diesel fuel and convenience store merchandise.

Distributor outlets are sites in which the distributor takes delivery of fuel products at a terminal where branded products are available. Sunoco does not own, lease or operate these locations. During 2010, Sunoco entered into agreements with nine new distributors and added more than 200 sites to its portfolio of distributor outlets.

During the 2009-2011 period, Sunoco generated $178 million of divestment proceeds related to the sale of 229 retail sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business.

Branded fuels sales (including middle distillates) averaged 326.8 thousand barrels per day in 2011 compared to 321.6 thousand barrels per day in 2010 and 321.2 thousand barrels per day in 2009.

The Sunoco® brand is positioned as a premium brand. Brand improvements in recent years have focused on physical image, customer service and product offerings. In addition, Sunoco believes its brands and high performance gasoline business have benefited from its sponsorship agreements with NASCAR® and INDYCAR® which continue until 2019 and 2014, respectively. Under this agreement, Sunoco® is the Official Fuel of NASCAR® and APlus® is the Official Convenience Store of NASCAR®. Sunoco has exclusive rights to use certain NASCAR® trademarks to advertise and promote Sunoco products and is the exclusive fuel supplier for the three major NASCAR® racing series. In 2010, Sunoco signed an agreement to become the Official Fuel of the INDYCAR® series for the 2011 through 2014 seasons.

Sunoco’s APlus® convenience stores are located principally in Florida, New York and Pennsylvania. These stores supplement sales of fuel products with a broad mix of merchandise such as groceries, fast foods, beverages and tobacco products. The following table sets forth information concerning Sunoco’s APlus® convenience stores:

	2011	2010	2009
Number of Stores* (at December 31)	630	602	604
Merchandise Sales (Thousands of Dollars/Store/Month)	$92	$96	$90
Merchandise Margin (Company Operated) (% of Sales)	26%	27%	28%

*Includes	35, 36 and 35 dealer owned sites at December 31, 2011, 2010 and 2009, respectively.

During 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million and recognized a $44 million gain ($26 million after tax) in connection with the transaction. This gain is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

Refining and Supply

The Refining and Supply business currently manufactures petroleum products, including gasoline, middle distillates (mainly jet fuel, heating oil and diesel fuel) and residual fuel oil as well as commodity petrochemicals, including propylene-propane, benzene and cumene at its Philadelphia refinery. The Company sells these products to other Sunoco business units and to wholesale and industrial customers.

In September 2011, Sunoco announced its decision to exit its refining business and initiated a formal process to sell its remaining refineries located in Philadelphia and Marcus Hook, PA (together, the “Northeast Refineries”). Sunoco indefinitely idled the main processing units at its Marcus Hook refinery in December 2011 due to deteriorating refining market conditions. As the Company has received no proposals to purchase Marcus Hook as a refinery, Sunoco is pursuing options with third parties for alternate uses of the Marcus Hook facility. Sunoco continues to operate its Philadelphia refinery while it seeks a buyer for that facility. Sunoco has seen some degree of interest in the Philadelphia refinery and therefore continues to pursue a sale of this facility as an operating refinery. However, if a suitable sales transaction cannot be implemented, the Company intends to permanently idle the main processing units at both facilities no later than July 2012. In connection with these decisions, Sunoco recorded a $2,346 million noncash provision ($1,405 million after tax) primarily to write down long-lived assets at the Northeast Refineries to their estimated fair values and recorded provisions for severance, contract terminations and idling expenses of $243 million ($144 million after tax) in the second half of 2011. These accruals include an estimated loss to terminate a ten-year polymer-grade propylene supply contract with Braskem S.A. (“Braskem”) in connection with the sale of Sunoco’s discontinued polypropylene chemicals business in March 2010 (see below). These charges are included in Asset Write-Downs and Other Matters in Corporate and Other in the Earnings Profile of Sunoco Businesses. If such units are permanently idled, additional provisions of up to $300 million, primarily related to shutdown expenses and severance and pension costs, could be incurred. Upon a sale or permanent idling of the main processing units, Sunoco expects to record a pretax gain related to the liquidation of all of its crude oil and a significant portion of its refined product inventories at the Northeast Refineries totaling approximately $2 billion based on current market prices. The actual amount of this gain will depend upon the market value of crude and refined products and the volumes on hand at the time of liquidation.

In March 2011, Sunoco completed the sale of its Toledo refinery and related crude and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds. In addition, the purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco has not recorded any amount related to the contingent consideration in accordance with its accounting policy election on such amounts. The Company expects to receive a significant portion of the $125 million participation payment in 2012 based on the Toledo refinery’s 2011 estimated operating results. In connection with this transaction, the Company recognized a $2 million net pretax gain ($4 million loss after tax) during 2011. The net loss includes a pretax gain of $535 million attributable to the sale of crude and refined product inventories and is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

In 2009, Sunoco permanently shut down all process units at the Eagle Point refinery. All units ceased production in early November 2009 and in connection with this decision, Sunoco recorded a $476 million provision ($284 million after tax) to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs. The Company recorded additional provisions of $57 and $5 million ($34 and $3 million after tax) in 2010 and 2011, respectively, primarily for additional asset write-downs and contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations. These charges are reported as part of the Asset Write-Downs and Other Matters shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

In June 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. Sunoco recognized a $70 million net pretax gain ($41 million after tax) on divestment of this business which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. As a result of the sale, the Tulsa refinery has been classified as a discontinued operation for all periods presented in the Consolidated Financial Statements included in Item 8. Sunoco had previously recognized a $160 million provision ($95 million after tax) for the write-down of the refinery and related assets in 2008 in connection with its decision to sell the refinery or convert it to a terminal.

The following table sets forth information concerning the Company’s refinery operations (excluding discontinued Tulsa operations) during the last three years (in thousands of barrels daily and percentages):

	2011	2010	2009
Crude Unit Capacity at December 31*	505.0	675.0	675.0
Crude Inputs as Percent of Crude Unit Rated Capacity	82%	87%	78%
Conversion Capacity at December 31	230.0	343.0	343.0
Conversion Capacity Utilized	79%	87%	79%
Throughputs:
Crude Oil	436.2	588.8	625.4
Other Feedstocks	46.9	56.4	70.8

Total Throughputs	483.1	645.2	696.2

Products Manufactured:
Gasoline	245.8	337.0	357.9
Middle Distillates	173.5	230.6	225.3
Residual Fuel	30.0	34.6	59.2
Petrochemicals	14.4	23.4	27.3
Other	38.1	48.5	54.7

Total Production	501.8	674.1	724.4
Less Production Used as Fuel in Refinery Operations	23.9	31.3	34.5

Total Production Available for Sale	477.9	642.8	689.9

*Includes	175 thousand barrels-per-day of capacity at the Marcus Hook refinery which has been indefinitely idled and reflects a 170 thousand barrels-per-day reduction attributable to the sale of the Toledo refinery in March 2011.

Sunoco has met all of its crude oil requirements through purchases from third parties. There has been an ample supply of crude oil available to meet worldwide refining needs, and Sunoco has been able to supply its refineries with the proper mix and quality of crude oils without material disruption. Most of the crude oil processed at Sunoco’s refineries is light-sweet crude oil. The Company also processes limited amounts of discounted high-acid sweet crude oils in its Northeast refineries. During 2011, 2010 and 2009, approximately 39, 44 and 61 thousand barrels per day, respectively, of such crude oils were processed.

The Northeast Refineries have processed crude oils supplied from foreign sources which has been delivered utilizing ocean-going tankers and coastal distribution tankers and barges that are owned and operated by third parties. Approximately 25 percent of the Company’s ocean-going tanker marine transportation requirements pertaining to its crude supply has been met through time charters.

Approximately 50 percent of Sunoco’s crude oil supply for its Philadelphia and Marcus Hook refineries came from Nigeria during 2011. Some of the crude oil producing areas of this West African country have experienced political and ethnic violence as well as labor disruptions in recent years, which has resulted in the shutdown of a small portion of total Nigerian crude oil production during that time. The lost crude oil production in Nigeria did not have a material impact on Sunoco’s operations. From time to time, Sunoco has used other sweet crude oil alternatives in addition to the Nigerian grades.

The following table sets forth information concerning the source of the Company’s crude oil purchases for its Philadelphia, Marcus Hook, Toledo and Eagle Point refineries (in thousands of barrels daily):

	2011	2010	2009
Crude Oil Source:
West Africa	322.6	385.1	365.5
North Sea	38.6	5.6	31.7
Canada	26.1	67.0	71.7
Central Asia	22.7	46.7	85.9
South and Central America	10.3	4.0	12.5
Domestic	4.7	76.9	53.3
“Lubes-Extracted” Gasoil/Naphtha Intermediate Feedstock	0.2	2.4	8.4

	425.2	587.7	629.0

Refining and Supply sells fuels through wholesale and industrial channels principally in the northeast and upper midwest and sells petrochemicals on a worldwide basis. The following table sets forth Refining and Supply’s refined product sales (excluding those from the discontinued Tulsa refining operations) (in thousands of barrels daily):

	2011	2010	2009
To Unaffiliated Customers:
Gasoline	111.2	139.0	147.6
Middle Distillates	218.2	226.8	223.5
Residual Fuel	32.0	39.7	69.5
Petrochemicals	7.1	12.1	7.3
Other	22.2	22.6	24.2

	390.7	440.2	472.1
To Affiliates*	334.5	333.8	341.8

	725.2	774.0	813.9

*Includes	gasoline and middle distillate sales to Retail Marketing and benzene, cumene and propylene sales to the discontinued Chemicals operations.

Feedstocks can be moved between Refining and Supply’s refineries in the Northeast by barge, truck and rail. In addition, an interrefinery pipeline leased from Sunoco Logistics Partners L.P. has enabled the transfer of unfinished stocks, including butanes, naphtha, distillate blendstocks and gasoline blendstocks between the Philadelphia and Marcus Hook refineries. Finished products are delivered to customers via the pipeline and terminal network owned and operated by Sunoco Logistics Partners L.P. (see “Logistics” above) as well as by third-party pipelines and barges and by truck and rail.

During 2009, Refining and Supply had capital outlays of $111 million to essentially complete projects at the Philadelphia and Toledo refineries under a 2005 Consent Decree, which settled certain alleged violations under the Clean Air Act. Additional capital outlays totaling approximately $150-$200 million related to projects at the Marcus Hook refinery were required to be made under the 2005 Consent Decree prior to June 30, 2013. During 2011, the Company received a two-year extension in an Amended Consent Decree from the U.S. Environmental Protection Agency, Pennsylvania Department of Environmental Protection, and Philadelphia Air Management Services which extended the terms of the capital requirements at Marcus Hook. In connection with the decision to exit its refining business, Sunoco will not make these capital outlays.

Sunoco completed a project at the Philadelphia refinery in 2009 to reconfigure a previously idled hydrocracking unit to enable desulfurization of diesel fuel. This project, which was completed at a total cost of approximately $200 million, increased the facility’s ultra-low-sulfur diesel fuel production capability by 45 thousand barrels per day by upgrading current production of 35 thousand barrels per day of temporary compliance order diesel fuel (TCO) and 10 thousand barrels per day of heating oil.

Sunoco also carried out an alkylation process improvement project at its Philadelphia refinery’s HF alkylation unit. The project involved the incorporation of ReVAP™ technology which required substantial improvements and modifications to the alkylation unit and supporting utility systems. The project was completed during 2010 at a cost of approximately $95 million.

Discontinued Chemicals Operations

In March 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. Sunoco recognized a net loss of $169 million ($44 million after tax) in the first quarter of 2010 related to the divestment. Cash proceeds from this divestment of $348 million were received in the second quarter of 2010. In 2011, Sunoco recognized a $4 million additional tax provision related to the sale.

In July 2011, Sunoco completed the sale of its phenol and acetone chemicals manufacturing facility in Philadelphia, PA (“Frankford Facility”) and related inventory to an affiliate of Honeywell International Inc. (“Honeywell”). In connection with this agreement, Sunoco recorded a $118 million provision ($70 million after tax) to write down Frankford Facility assets to their estimated fair values during the second quarter of 2011. Sunoco received total cash proceeds of $88 million in the third quarter of 2011 and recognized a $7 million gain ($4 million after tax) on the divestment. Sunoco is currently party to a cumene supply agreement with the Frankford Facility which may be terminated, upon six months prior notice, effective on or after June 30, 2012. Based on the Company’s decision to exit its refining business, Sunoco notified Honeywell in December 2011 that it will terminate this agreement effective June 30, 2012.

In October 2011, Sunoco completed the sale of its phenol manufacturing facility in Haverhill, OH (“Haverhill Facility”) and related inventory to an affiliate of Goradia Capital LLC. Sunoco received total cash proceeds of $93 million and recognized a $6 million gain ($4 million after tax) on the divestment in the fourth quarter of 2011. Sunoco recorded a $169 million provision ($101 million after tax) to write down Haverhill Facility assets to their estimated fair values during the second quarter of 2011.

The charges incurred in connection with these facilities, which are reported as part of Asset Write-Downs and Other Matters, and the gains (losses) on their divestments are reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

As a result of these divestments, Sunoco’s chemicals operations have been classified as discontinued operations for all periods presented in the Consolidated Financial Statements under Item 8.

Coke

SunCoke Energy owns and operates metallurgical coke plants located in Vansant, VA (Jewell), East Chicago, IN (Indiana Harbor), Franklin Furnace, OH (Haverhill), Granite City, IL (Gateway) and Middletown, OH (Middletown) and metallurgical coal mines located in Virginia and West Virginia. SunCoke Energy is also the operator of a metallurgical coke plant in Vitória, Brazil (Vitória). On July 26, 2011, an initial public offering of 13.34 million shares of SunCoke Energy common stock was completed at an offering price of $16 per share. Sunoco maintained an 81-percent controlling financial interest in SunCoke Energy until its remaining shares were distributed to Sunoco shareholders by means of a spin-off on January 17, 2012. The results of operations of the Coke business will be classified as discontinued operations in the consolidated financial statements effective with the distribution date.

Aggregate coke production capacity from the plants in the United States approximates 4.24 million tons per year, while production capacity from the Vitória facility approximates 1.70 million tons per year. All of the cokemaking plants except for the Jewell plant produce steam and/or electricity. These coke plants use a technology with several proprietary features.

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc., based in Honaker, VA, for $52 million. The purchase price included a net cash payment of $38 million and contingent consideration totaling $14 million primarily related to the estimated fair value of contingent royalty payments to the seller if certain minimum production levels are met for a period of up to 20 years. The assets acquired, which are adjacent to SunCoke Energy’s existing mining operations, include two active underground mines and one active surface and highwall mine currently producing between 250 and 300 thousand tons of coal annually.

In September 2011, SunCoke Energy purchased a portion of the noncontrolling interest in its Indiana Harbor cokemaking operations for $34 million. The noncontrolling interest in the Indiana Harbor cokemaking operations declined from 34 percent to 15 percent as a result of this transaction.

The following table sets forth information concerning cokemaking and coal mining operations:

	2011	2010	2009
Production (Thousands of Tons):
Coke:
United States	3,761	3,593	2,868
Brazil	1,442	1,636	1,263
Metallurgical Coal	1,364	1,104	1,134

In 2011, 76 percent of SunCoke Energy’s metallurgical coal production was converted into coke at the Jewell plant, seven percent was converted into coke at SunCoke Energy’s other domestic coke plants and 17 percent was sold to third parties.

In late 2009, SunCoke Energy engaged a leading mining engineering firm to conduct a new and comprehensive study to establish its metallurgical coal reserve base. Proven and probable metallurgical coal reserves estimates were 114 and 106 million tons, respectively, at December 31, 2011 and 2010.

SunCoke Energy currently sells metallurgical coke to its three primary customers in the United States: ArcelorMittal, U.S. Steel, and AK Steel. The current coke sales agreements contain take-or-pay provisions, which require that the customers either take all coke production up to a specified tonnage maximum or pay the contract price for any such coke they elect not to accept. In addition, the technology and operating fees, as well as preferred dividends pertaining to the Brazilian cokemaking operation are payable to SunCoke Energy under long-term contracts with a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder.

In January 2011, SunCoke Energy and ArcelorMittal participated in court ordered mediation to resolve ArcelorMittal’s challenges related to the prices charged for coke produced at the Jewell and Haverhill cokemaking facilities. The parties reached commercial resolutions of these issues which included, effective January 1, 2011, amending the Jewell coke supply agreement to eliminate the fixed coal cost adjustment factor and increasing the operating cost and fixed fee components under both the Jewell and Haverhill agreements. The volume terms of both agreements were also modified to remain take-or-pay through the end of each contract in December 2020 rather than converting to “requirements” in the fourth quarter of 2012. SunCoke Energy also entered into a confidential settlement to resolve the Indiana Harbor arbitration claims.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy built, owns and operates a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. SunCoke Energy commenced operations at the Middletown facility in October 2011. The plant is expected to produce 550 thousand tons of coke per year and provide, on average, 44 megawatts of power. Construction on these facilities was completed during the fourth quarter of 2011 at an aggregate cost of $432 million.

Competition

Sunoco is subject to competition in its logistics, marketing, and refining operations, both from companies in these industries and from companies in other industries that produce similar products.

Logistics operations are very competitive. Generally, pipelines are the lowest cost method for long-haul, overland movement of refined products. Therefore, the most significant competitors for large volume shipments in the areas served by the Partnership’s pipelines are other pipelines. However, high capital requirements, environmental considerations and the difficulty in acquiring rights-of-way and related permits make it difficult for other companies to build competing pipelines in areas served by the Partnership’s pipelines. As a result, competing pipelines are likely to be built only in those cases in which strong market demand and attractive tariff rates support additional capacity in an area. In addition, pipeline operations face competition from trucks that deliver product in a number of areas that the Partnership’s pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volume in many areas served by the Partnership’s pipelines. The Partnership’s refined product terminals compete with other independent terminals with respect to price, versatility and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations. Sunoco is not aware of any direct competition in the Partnership’s butane blending business. The Partnership also faces competition among common carrier pipelines carrying crude oil. This competition is based primarily on transportation charges, access to crude oil supply and market demand. Similar to pipelines carrying refined products, the high capital costs deter competitors for the crude oil pipeline systems from building new pipelines. Crude oil purchasing and marketing activities’ competitive factors are price and contract flexibility, quantity and quality of services, and accessibility to end markets.

The refining and marketing business is very competitive. Sunoco currently competes with a number of other domestic refiners and marketers in the eastern half of the United States, with integrated oil companies, with foreign refiners that import products into the United States and with producers and marketers in other industries supplying alternative forms of energy and fuels to satisfy the requirements of the Company’s industrial, commercial and individual consumers. Some of Sunoco’s competitors have expanded capacity of their refineries and new refineries continue to come on line internationally. These factors continue to affect the Company’s competitive position and have contributed to its decision to exit the refining business no later than July 2012.

Profitability in the refining and marketing industry depends largely on refined product margins, which can fluctuate significantly, as well as operating efficiency, product mix, and costs of product distribution and transportation. Certain of Sunoco’s competitors that have larger and more complex refineries may be able to realize lower per-barrel costs or higher margins per barrel of throughput. Several of Sunoco’s current principal competitors are integrated national or international oil companies that are larger and have substantially greater resources than Sunoco. Because of their integrated operations and larger capitalization, these companies may be more flexible in responding to volatile industry or market conditions, such as shortages of feedstocks or intense price fluctuations. Unlike certain of its competitors that have access to proprietary sources of controlled crude oil production available for use at their own refineries, Sunoco obtains substantially all of its crude oil and other feedstocks from unaffiliated sources. The availability and cost of crude oil is affected by global supply and demand. Most of the crude oils processed in Sunoco’s refining system are light-sweet crude oils. Refining margins are frequently impacted by sharp changes in crude oil costs, which may not be immediately reflected in product prices.

Sunoco faces strong competition in the market for the sale of retail gasoline and merchandise. Sunoco’s competitors include service stations of large integrated oil companies, independent gasoline service stations, convenience stores, fast food stores, and other similar retail outlets, some of which are well-recognized national or regional retail systems. The number of competitors varies depending on the geographical area. It also varies with gasoline and convenience store offerings. The principal competitive factors affecting Sunoco’s retail marketing operations include gasoline and diesel acquisition costs, site location, product price, selection and quality, site appearance and cleanliness, hours of operation, store safety, customer loyalty and brand recognition. Sunoco competes by pricing gasoline competitively, combining its retail gasoline business with convenience stores that provide a wide variety of products, and using advertising and promotional campaigns. Sunoco believes that it is in a position to compete effectively as a marketer of refined products because of the location of its retail network, which is well integrated with the distribution system owned by Sunoco Logistics Partners L.P., the master limited partnership where Sunoco is the general partner and owns a 32-percent interest in the Partnership’s limited partner units.

Employees

As of December 31, 2011, Sunoco had approximately 10,500 employees compared to approximately 10,200 employees as of December 31, 2010. The three percent increase was primarily attributable to an increase in retail sites, largely offset by decreases related to divestments of the Toledo refinery and the Frankford and Haverhill chemicals facilities. Employees as of December 31, 2011 include approximately 1,400 employees attributable to SunCoke Energy which was separated from Sunoco by means of a spin-off on January 17, 2012. Approximately 4,900 of Sunoco’s employees as of December 31, 2011 were employed in Company-operated convenience stores and service stations. Approximately 18 percent of Sunoco’s employees were covered by 30 collective bargaining agreements with various terms and dates of expiration.

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

In addition to the other information included in this Form 10-K, the following risk factors should be considered in evaluating our business and future prospects. These risk factors represent what we believe to be the known material risk factors with respect to us and our business. We anticipate that our risk factors will continue to change in connection with our exit from the refining business. Our business, operating results, cash flows and financial condition are subject to these risks and uncertainties, any of which could cause actual results to vary materially from recent results or from anticipated future results.

Volatility in refined product margins could materially affect our business, operating results and the likelihood of our successful completion of a sale of our refining assets and the ultimate value which may be realized upon such sale.

The profitability of our refining business depends to a large extent upon the relationship between the acquisition price for crude oil and other feedstocks that we use in our refineries, and the wholesale prices at which we sell our refined products. The volatility of prices for crude oil and other feedstocks and refined products, and the overall balance of supply and demand for these commodities, could have a significant impact on this relationship. Retail marketing margins also have been volatile, and vary with wholesale prices, the level of economic activity in our marketing areas and as a result of various logistical factors. Although an increase or decrease in the price for crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products. In many cases, it is very difficult to increase refined product prices quickly enough to recover increases in the costs of products being sold. The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes. A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our earnings and cash flows.

We may experience significant changes in our results of operations due to planned or announced additions to refining capacity by our competitors, variations in the level of refined product imports into the United States, changes in product mix (including increasing usage of renewable biofuels) or competition in pricing. Demand for the refined products we manufacture also may be reduced due to a local or national recession, or other adverse economic conditions, resulting in lower spending by businesses and consumers on gasoline and diesel fuel. In addition, our profit margins may decline as a direct result of unpredictable factors in the global marketplace, many of which are beyond our control, including:

•

Cyclical nature of the businesses in which we operate: Refined product inventory levels and demand, crude oil price levels and availability and refinery utilization rates are all cyclical in nature. Historically, the refining industry has experienced periods of actual or perceived inadequate capacity and tight supply, causing prices and profit margins to increase, and periods of actual or perceived excess capacity, resulting in oversupply and declining capacity utilization rates, prices and profit margins. We are currently in a period of oversupply, largely as a result of reduced gasoline demand in North America and over capacity in Europe and North America. The cyclical nature of this business results in volatile profits and cash flows over the business cycle. Additionally, due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year.

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

•

Geopolitical instability: Instability in the global economic and political environment can lead to volatility in the costs and availability of energy and raw materials, and in the prices for refined products. This may place downward pressure on our results of operations. This is particularly true of developments in and relating to oil-producing countries, including terrorist activities, military conflicts, embargoes, internal instability or actions or reactions of governments in anticipation of, or in response to, such developments.

•

Changes in transportation costs: We utilize the services of third parties to transport crude oil and refined products to and from our refineries. After our exit from the refining business, we will likely continue to require those services for the acquisition of gasoline and diesel for our retail marketing business. The cost of these services is significant and prevailing rates can be very volatile depending on market conditions. Increases in crude oil or refined product transportation rates could result in increased raw material costs or product distribution costs. Our operating results also may be affected by refined product and crude oil pipeline throughput capacities, and accidents or interruptions in transportation.

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

It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business or results of operations. It is also likely that the current and future anticipated impacts of these factors may have a material adverse effect on the likelihood of our successful completion of a sale of our refining assets and the ultimate value which may be realized upon such sale.

Changes in general economic, financial and business conditions could have a material effect on our business or results of operations.

Weakness in general economic, financial and business conditions can lead to a decline in the demand for the refined products that we sell. Such weakness can also lead to lower demand for transportation and storage services provided by us. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business or results of operations.

Weather conditions and natural disasters could materially and adversely affect our business and operating results.

The effects of weather conditions and natural disasters can lead to volatility in the costs and availability of energy and raw materials, which can negatively impact our operations or those of our customers and suppliers.

Prior to our exit from the refining business, our inability to obtain adequate supplies of crude oil could affect our business in a materially adverse way.

We currently meet all of our crude oil requirements through purchases from third parties. Most of the crude oil processed at our refineries is light-sweet crude oil. It is possible that an adequate supply of crude oil or other feedstocks may not be available to our refineries to sustain our current level of refining operations. In addition, our inability to process significant quantities of less-expensive heavy-sour crude oil could be a competitive disadvantage.

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

Upon our exit from the refining business, we will be entirely dependent upon third parties for the supply of refined products such as gasoline and diesel for our retail marketing business.

Currently, a substantial percentage of the refined products we sell in our retail marketing facilities in the northeast United States are manufactured at our refinery in Philadelphia, PA. After our exit from refining operations, we will be required to purchase these products from other manufacturers. We may also need to contract for new ships, barges, pipelines or terminals which we have not historically used to transport these products to our markets. The inability to acquire refined products and any required transportation services at prices no less favorable than the market-based transfer price between our Refining and Supply and Retail Marketing business segments or the failure of our suppliers to deliver product in accordance with our supply agreements may have a material adverse impact on our business or results of operations.

The adoption of derivatives legislation by the United States Congress could have an adverse effect on our ability to hedge risks associated with our business.

We use swaps, options, futures, forwards and other derivative instruments to hedge a variety of commodity price risks and to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in what we consider to be acceptable margins for various refined products and to lock in the price of a portion of our electricity and natural gas purchases or sales and transportation costs. We do not hold or issue derivative instruments for speculative purposes. The United States Congress recently adopted comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The new legislation was signed into law by the President on July 21, 2010, and required the Commodities Futures Trading Commission (the “CFTC”) and the SEC to promulgate rules and regulations implementing the new legislation. The CFTC also has proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation also requires many counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable, which could adversely affect our ability to plan for and fund capital expenditures. Finally, the legislation was intended, in part, to reduce the volatility of oil and natural gas prices, which some legislators attributed to speculative trading in derivatives and commodity instruments related to oil and natural gas. Our revenues could therefore be adversely affected if a consequence of the legislation and regulations is to lower commodity prices. Any of these consequences could have a material adverse effect on us, our financial condition, and our results of operations.

We depend upon Sunoco Logistics Partners L.P., or the Partnership, for a substantial portion of the logistics network that serves our refineries and we own a significant equity interest in the Partnership.

We are the general partner of the Partnership, which consists of a 2-percent ownership interest and incentive distribution rights, and we currently own a 32-percent interest in the Partnership’s limited partner units. The Partnership owns and operates refined product and crude oil pipelines and terminals and conducts crude oil and refined product acquisition and marketing activities. The Partnership generates revenues by charging tariffs for transporting petroleum products and crude oil through its pipelines, by charging fees for terminalling and storing refined products and crude oil and by purchasing and selling crude oil and refined products. The Partnership serves our refineries under long-term pipelines and terminals, storage and throughput agreements. Furthermore, our financial statements include the consolidated results of the Partnership. The Partnership is subject to its own operating and regulatory risks, including, but not limited to:

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

A material decrease in demand or distribution of crude oil or refined products available for transport through the Partnership’s pipelines or terminal facilities could materially and adversely affect our financial position, results of operations or cash flows.

The volume of crude oil transported through the Partnership’s crude oil pipelines and terminal facilities depends on the availability of attractively priced crude oil produced or received in the areas serviced by its assets. A period of sustained crude oil price declines could lead to a decline in drilling activity, production and import levels in these areas. Similarly, a period of sustained increases in the price of crude oil supplied from any of these areas, as compared to alternative sources of crude oil available to our customers, could materially reduce demand for crude oil in these areas. In either case, the volumes of crude oil transported in the Partnership’s crude oil pipelines and terminal facilities could decline, and it could likely be difficult to secure alternative sources of attractively priced crude oil supply in a timely fashion or at all.

Similarly, a decrease in market demand for refined products could also impact throughput at the Partnership’s pipelines and terminals. Material factors that could lead to a sustained decrease in market demand for refined products include a sustained recession or other adverse economic condition that results in lower purchases of refined petroleum products, higher refined products prices due to an increase in the market price of crude oil, changes in economic conditions or other factors, higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of gasoline or other refined products or a shift by consumers to more fuel-efficient or alternative fuel vehicles or an increase in fuel economy.

If the Partnership is unable to replace any significant volume declines with additional volumes from other sources, our financial position, results of operations or cash flows could be materially and adversely affected.

Rate regulation or market conditions may not allow the Partnership to recover the full amount of increases in the costs of its pipeline operations. A successful challenge to the Partnership’s rates could materially and adversely affect our financial condition, results of operations or cash flows.

The primary rate-making methodology of the Federal Energy Regulatory Commission (“FERC”) is price indexing. If the changes in the index are not large enough to fully reflect actual increases to the Partnership’s costs, its financial condition and ours could be adversely affected. If the index results in a rate increase that is substantially in excess of the pipeline’s actual cost increases, or it results in a rate decrease that is substantially less than the pipeline’s actual cost decrease, the rates may be protested, and, if successful, result in the lowering of the pipeline’s rates. The FERC’s rate-making methodologies may limit the Partnership’s ability to set rates based on its costs or may delay the use of rates that reflect increased costs. Under the Energy Policy Act adopted in 1992, certain interstate pipeline rates were deemed just and reasonable or “grandfathered.” On the Partnership’s FERC-regulated pipelines, most of its revenues are derived from such grandfathered rates. A person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the Act, in either the economic circumstances or the nature of the service that formed the basis for the rate. If the FERC were to find a substantial change in circumstances, then the existing rates could be subject to detailed review. There is a risk that some rates could be found to be in excess of levels justified by the cost of service. In such event, the FERC would order the Partnership to reduce rates prospectively and could order it to pay reparations to shippers. In addition, a state commission could also investigate the Partnership’s intrastate rates or terms and conditions of service on its own initiative or at the urging of a shipper or other interested party. If a state commission found that the Partnership’s rates exceeded levels justified by its cost of service, the state commission could order a reduction in the rates. Potential changes to current rate-making methods and procedures may impact the federal and state regulations under which the Partnership will operate in the future. In addition, if the FERC’s petroleum pipeline ratemaking methodology changes, the new methodology could materially and adversely affect the Partnership’s and our financial condition, results of operations or cash flows.

The Partnership does not own all of the land on which its pipelines and terminal facilities are located and we do not own all of the land on which our direct retail service stations are located, and we lease certain facilities and equipment, and we are subject to the possibility of increased costs to retain necessary land use which could disrupt our operations.

We do not own all of the land on which certain of the Partnership’s pipelines and terminal facilities and our retail service stations are located, and we are, therefore, subject to the risk of increased costs to maintain necessary land use. The Partnership obtains the rights to construct and operate certain of its pipelines and related facilities on land owned by third parties and governmental agencies for a specific period of time. The loss of these rights, through its inability to renew right-of-way contracts on acceptable terms or increased costs to renew such rights, could have a material adverse effect on the Partnership and our financial condition, results of operations and cash flows. Whether the Partnership has the power of eminent domain for its pipelines varies from state to state, depending upon the type of pipeline (e.g., crude oil or refined products) and the laws of the particular state. In either case, the Partnership must compensate landowners for the use of their property and, in eminent domain actions, such compensation may be determined by a court. The inability to exercise the power of eminent domain could negatively affect the Partnership’s business if it was to lose the right to use or occupy the property on which its pipelines are located. We also have rental agreements for approximately 29 percent of the company- or dealer-operated retail service stations where we currently control the real estate and the Partnership has rental agreements for certain logistics facilities. As such, we are both subject to the possibility of increased costs under our rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew equipment leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our results of operations and cash flows.

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

We are subject to extensive federal, state and local laws and regulations, including those relating to the protection of the environment, waste management, discharge of hazardous materials, and the characteristics and composition of refined products. Certain of these laws and regulations also impose obligations to conduct assessment or remediation efforts at our facilities as well as at formerly owned properties or third-party sites where we have taken wastes for disposal. Environmental laws and regulations may impose liability on us for the conduct of third parties, or for actions that complied with applicable requirements when taken, regardless of negligence or fault. Environmental laws and regulations are subject to frequent change, and often become more stringent over time. Of particular significance to us are:

•

Greenhouse gas emissions: Through the operation of our refineries and marketing facilities, our operations emit greenhouse gases, or GHG, including carbon dioxide. There are various legislative and regulatory measures to address monitoring, reporting or restriction of GHG emissions that are in various stages of review, discussion or implementation. These include federal and state actions to develop programs for the reduction of GHG emissions as well as proposals that would create a cap and trade system that would require us to purchase carbon emission allowances for emissions at our manufacturing facilities and emissions caused by the use of the fuels that we sell. In response to findings that emissions of GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that require a reduction in emissions of GHGs from motor vehicles and also may trigger construction and operating permit review for GHG emissions from certain stationary sources. The EPA has asserted that the final motor vehicle GHG emission standards triggered Prevention of Significant Deterioration, or PSD, and Title V permit requirements for stationary sources, commencing when the motor vehicle standards took effect on January 2, 2011. The EPA has published its final rule to address the permitting of GHG emissions from stationary sources under the PSD and Title V permitting programs, pursuant to which these permitting programs have been “tailored” to apply to certain stationary sources of GHG emissions in a multi-step process, with the largest sources first subject to permitting. It is anticipated that facilities required to obtain PSD permits for their GHG emissions also will be required to reduce those emissions according to “best available control technology” standards for GHG that have yet to be developed. These EPA rulemakings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified facilities. In addition, the EPA published a final rule in October 2009 requiring the reporting of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, on an annual basis beginning in 2011 for emissions occurring after January 1, 2010. Moreover, the United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs and almost one-half of the states have already taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as petroleum refineries, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall GHG emission reduction goal. The adoption of any legislation or regulations that requires reporting of GHGs or otherwise limits emissions of GHGs from our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations or could adversely affect demand for the refined petroleum products that we produce and market.

•

Natural resource damages: Certain federal and state government regulators have sought compensation from companies like us for natural resource damages as an adjunct to remediation programs. Because we are involved in a number of remediation sites, a substantial increase in natural resource damage claims at such remedial sites could result in substantially increased costs to us.

We also are subject to liabilities resulting from our current and past operations, including legal and administrative proceedings related to product liability, leaks from pipelines and underground storage tanks, premises-liability claims, allegations of exposures of third parties to toxic substances and general environmental claims. Resolving such liabilities may result in the assessment of sanctions requiring the payment of monetary fines and penalties, incurrence of costs to conduct corrective actions or pursue investigatory and remedial activities, payment of damages in settlement of claims and suits, and issuance of injunctive relieve or orders that could limit some or all of our operations and have a material adverse effect on our business or results of operations. In February 2012, Sunoco announced that it intends to contribute approximately $250 million by the end of 2012 to establish a segregated environmental fund by means of a captive insurance arrangement to be used for the remediation of environmental obligations, related to substantially all current and former operations of the Company other than the current logistics and retail operations. These legacy sites include inactive or formerly owned terminals and other logistics assets, divested retail sites and current and previously owned refineries.

Compliance with current and future environmental laws and regulations could require us to make significant expenditures, increasing the overall cost of operating our businesses, including capital costs to construct, maintain and upgrade equipment and facilities. To the extent these expenditures are not ultimately reflected in the prices of our products or services, our operating results would be adversely affected. Our failure to comply with these laws and regulations could also result in substantial fines or penalties against us or orders that could limit our operations and have a material adverse effect on our business or results of operations.

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

From time to time, new legislation or regulations are adopted by the federal government and various states or other regulatory bodies. Any such federal or state legislation or regulations, including but not limited to any potential environmental rules and regulations, tax legislation, energy policy legislation or legislation affecting trade or commercial practices, could have a significant impact on market conditions and could adversely affect our business or results of operations in a material way. For example, certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to us of the transition from LIFO to another inventory method could be material. However, Sunoco’s exit from the refining business should significantly reduce the Company’s exposure to this issue.

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

Our business is subject to hazards and risks inherent in refining operations and the transportation and storage of crude oil and refined products. These risks include explosions, fires, spills, adverse weather, natural disasters, mechanical failures, security breaches at our facilities, labor disputes and maritime accidents, any of which could result in loss of life or equipment, business interruptions, environmental pollution, personal injury and damage to our property and that of others. In addition, certain of our facilities provide or share necessary resources, materials or utilities, rely on common resources or utilities for their supply, distribution or materials or are located in close proximity to other of our facilities. As a result, an event, such as the closure of a transportation route, could adversely affect more than one facility. Our refineries, pipelines and storage facilities also may be potential targets for terrorist attacks.

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

Our operating facilities, and in particular our refineries, require substantial capital expenditures to maintain their reliability and efficiency. If we are unable to complete capital projects at their expected costs and/or in a timely manner, or if the market conditions assumed in our project economics deteriorate, our financial condition, results of operations or cash flows could be materially and adversely affected.

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

Our refineries consist of many processing units, a number of which have been in operation for many years. Equipment, even if properly maintained, may require significant capital expenditures to keep it operating at optimum efficiency. One or more of the units may require unscheduled downtime for unanticipated maintenance or repairs that are more frequent than our scheduled turnarounds for such units. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that the units are not operating. The need for significant future capital spending to maintain our refineries may have a material adverse impact on the likelihood of our successful completion of a sale of our refining assets and the ultimate value which may be realized upon such sale.

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

From time to time, our cash requirements may exceed our cash generation. During such periods, we may need to supplement our cash generation with proceeds from financing activities. We have $1.35 billion of revolving credit facilities (excluding amounts attributable to SunCoke Energy) and a $250 million accounts receivable securitization facility that provides us with available financing to meet our cash needs. In the event of a significant downturn in the financial markets, it is possible that we would be unable to obtain the full amount of the funds available under these facilities to satisfy our cash requirements. Our failure to do so could have a material adverse effect on our business.

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

The banks that participate in our credit facilities are subject to the turmoil and volatility of the global economic market. If one or more of these banks were to declare bankruptcy or otherwise be unable to fund its loan commitments under our credit facilities, we may be unable to obtain the full amount of the funds available under the credit facilities and therefore be unable to satisfy our cash requirements.

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

Several of our existing debt instruments and financing arrangements contain restrictive covenants and that limit our financial flexibility and that of our subsidiaries. Our credit facilities require the maintenance of collateral and certain financial ratios, satisfaction of certain financial condition tests and, subject to certain exceptions, impose restrictions on:

•	incurrence of additional indebtedness;

•	issuance of preferred stock by our subsidiaries;

•	incurrence of liens;

•	sale and leaseback transactions;

•	agreements by our subsidiaries, which would limit their ability to pay dividends, make distributions or repay loans or advances to us; and

•	fundamental changes, such as certain mergers and dispositions of assets.

The Partnership has credit facilities which also contain certain covenants. Increased borrowings by this subsidiary will raise the level of our total consolidated net indebtedness, and could restrict our ability to borrow money or otherwise incur additional debt.

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

It is possible that our current ratings could be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances so warrant. Specifically, if Fitch, Moody’s or S&P were to downgrade our long-term rating, our borrowing costs would increase, which could adversely affect our ability to attract potential investors and our funding sources could decrease. In addition, our suppliers may not extend favorable credit terms to us or may require us to provide collateral, letters of credit or other forms of security which would drive up our operating costs. As a result, a downgrade in our credit ratings could have a materially adverse impact on our future operations and financial position.

Distributions from our subsidiaries may be inadequate to fund our capital needs, make payments on our indebtedness, and pay dividends on our equity securities.

As a holding company, we derive substantially all of our income from, and hold substantially all of our assets through, our subsidiaries. As a result, we depend on distributions of funds from our subsidiaries, including the Partnership, to meet our capital needs and our payment obligations with respect to our indebtedness. Our operating subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts due with respect to our indebtedness or to provide us with funds for our capital needs or our debt payment obligations, whether by dividends, distributions, loans or otherwise. In addition, provisions of applicable law, such as those restricting the legal sources of dividends, could limit our subsidiaries’ ability to make payments or other distributions to us, or our subsidiaries could agree to contractual restrictions on their ability to make distributions.

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

The tax treatment of the Partnership depends on its status as a partnership for federal income tax purposes, as well as not being subject to a material amount of entity level taxation by individual states. If the Internal Revenue Service, or IRS, treats the Partnership as a corporation or it becomes subject to a material amount of entity level taxation for state tax purposes, it would substantially reduce the amount of cash available for distribution to its unitholders, including Sunoco.

The anticipated after-tax economic benefit of Sunoco’s investment in the common units of the Partnership depends largely on the Partnership being treated as a partnership for federal income tax purposes. The Partnership has not requested, and does not plan to request, a ruling from the IRS on this matter. The IRS may adopt positions that differ from the ones the Partnership has taken. A successful IRS contest of the federal income tax positions the Partnership takes may impact adversely the market for its common units, and the costs of any IRS contest will reduce the Partnership’s cash available for distribution to unitholders, including Sunoco. If the Partnership was treated as a corporation for federal income tax purposes, it would pay federal income tax at the corporate tax rate, and likely would pay state income tax at varying rates. Distributions to unitholders, including Sunoco, generally would be taxed again as corporate distributions. Treatment of the Partnership as a corporation would result in a material reduction in its anticipated cash flow and after-tax return to unitholders, including Sunoco. Current law may change so as to cause the Partnership to be treated as a corporation for federal income tax purposes or to otherwise subject it to a material level of entity level taxation. States are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. If any of these states were to impose a tax on the Partnership, the cash available for distribution to unitholders, including Sunoco, would be reduced.

The tax treatment of publicly traded partnerships or an investment in the Partnership’s common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.

The present federal income tax treatment of publicly traded partnerships, including the Partnership, or an investment in its common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for the Partnership to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause us to change our business activities, or affect the tax consequences of an investment in its common units. For example, members of Congress have been considering substantive changes to the definition of qualifying income and the treatment of certain types of income earned from partnerships. While these specific proposals would not appear to affect the treatment of the Partnership as a partnership, we are unable to predict whether any of these changes, or other proposals, will ultimately be enacted. Any such changes could negatively impact the value of Sunoco’s investment in the Partnership’s common units.

Poor performance in the financial markets could have a material adverse effect on the level of funding of our pension obligations, on the level of pension expense and on our financial position. In addition, any use of current cash flow to fund our pension could have a significant adverse effect on our financial position.

We have substantial benefit obligations in connection with our noncontributory defined benefit pension plans. We have made contributions to the plans over the past several years to improve their funded status, and we expect to make additional contributions to the plans in the future as well. The projected benefit obligation of our funded defined benefit plans at December 31, 2011 (excluding amounts attributable to SunCoke Energy) exceeded the market value of our plan assets by $160 million. The Company expects that upon its exit from the refining business, defined benefit pension plans will be frozen for all participants and no additional benefits will be earned. As a result of the workforce reduction, divestments and the shutdown of our Eagle Point refinery, we incurred noncash settlement and curtailment losses and special termination benefits in these plans during 2011, 2010 and 2009 totaling approximately $60, $55 and $130 million pretax, respectively. The Company expects to incur additional settlement losses related to the exit from the refining business. In 2010, we contributed $234 million to our funded defined benefit plans consisting of $144 million of cash and 3.59 million shares of our own common stock valued at $90 million. We also intend to make cash contributions of approximately $80 million in 2012. Poor performance of the financial markets, or decreases in interest rates, could result in additional significant charges to shareholders’ equity and additional significant increases in future pension expense and funding requirements. To the extent that we have to fund our pension obligations with cash from operations, we may be at a disadvantage to some of our competitors who do not have the same level of obligations that we have.

Acquisitions, divestitures and other significant transactions may adversely affect our business.

We regularly review acquisition, divestiture and other strategic opportunities, such as the planned exit from the refining business, that would further our business objectives, diversity, upgrade or grow our asset base, or eliminate assets that do not meet our return-on-investment criteria. The anticipated benefits of our acquisitions, divestitures and other strategic transactions may not be realized or may be realized more slowly than we expected. Acquisitions, divestitures and other strategic opportunities have resulted in, and in the future could result in, a number of financial consequences, including without limitation: reduced cash balances and related interest income; higher fixed expenses; the incurrence of debt and contingent liabilities, including indemnification obligations; restructuring actions, which could result in charges that have a material effect on our results of operations and our financial position; loss of customers, suppliers, distributors, licensors or employees of the acquired company; legal, accounting and advisory fees; and one-time write-offs of large amounts.

A portion of our workforce is unionized, and we may face labor disruptions that could materially and adversely affect our operations.

Approximately 18 percent of our employees are covered by many collective bargaining agreements with various terms and dates of expirations. The contracts at our Marcus Hook and Philadelphia refineries expire in the first quarter of 2012. We cannot assure you that we will not experience a work stoppage in the future as a result of labor disagreements. A labor disturbance at any of our major facilities could have a material adverse effect on our operations.

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

As part of our long-term strategy, we are continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, this requires the outsourcing of functions or parts of functions that can be performed more effectively by external service providers. We have previously outsourced various functions to third parties and expect to continue this practice with other functions in the future.

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

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

The U. S. Occupational Safety and Health Administration (“OSHA”) announced a National Emphasis Program under which it is inspecting domestic oil refinery locations. OSHA conducted inspections at Sunoco, Inc. (R&M)’s formerly owned and operated Toledo refinery for a six-month period commencing in November 2007, at the Eagle Point refinery for a six-month period commencing in June 2008 and at the Marcus Hook refinery for a six-month period commencing in January 2009. The inspections focused on the OSHA Process Safety Management requirements. The inspections resulted in the issuance of citations in excess of $100 thousand. In October 2009, a settlement was reached with regard to the Toledo inspection, with Sunoco paying $270 thousand. In November 2011, a settlement was reached with regard to the Marcus Hook inspection, with Sunoco paying $160 thousand. Sunoco has formally contested the Eagle Point citation and is in settlement negotiations with OSHA. OSHA conducted an additional inspection at the Toledo refinery beginning in April 2009. The inspection resulted in the issuance of a citation in September 2009 in excess of $100 thousand. Sunoco has formally contested the citation and is engaged in settlement discussions with OSHA. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

In April 2010, Sunoco, Inc. (R&M) received a stipulated penalty demand in an amount exceeding $100 thousand from the U.S. Environmental Protection Agency (“EPA”), Region V, under a global Clean Air Act Consent Decree. The penalty demand relates to four alleged acid gas flaring events at Sunoco, Inc. (R&M)’s Toledo refinery between December 2006 and January 2010, as well as findings noted in a third-party audit of that facility. Sunoco, Inc. (R&M) remitted $14 thousand in penalty payment and disputed the remaining amount. Sunoco, Inc. (R&M) met with the EPA in July 2010 to discuss potential resolution and the matter remains pending. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

In July 2010, Sunoco, Inc. (R&M) received a proposed penalty assessment from Philadelphia Air Management Services (“AMS”) in an amount exceeding $100 thousand, intended to resolve outstanding alleged violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s Philadelphia refinery. In September 2010, Sunoco met with AMS to discuss potential resolution and the matter remains pending. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

In August 2010, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a penalty assessment in excess of $100 thousand alleging that Sunoco did not undertake certain actions related to the identification or sampling of groundwater contamination at a retail service station location during the period from February 2007 to October 2009. Sunoco intends to defend itself with regard to these allegations. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

In September 2010, Sunoco, Inc. (R&M) received a Proposed Administrative Order and Consent Agreement (“AOCA”) from AMS alleging violations of Title V permit requirements and/or state and/or federal air regulations at Sunoco’s formerly owned and operated Frankford chemicals plant, and proposing a penalty in excess of $100 thousand. Sunoco proposed a modified AOCA and penalty to AMS in October 2010 and the matter remains pending. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

The Massachusetts Attorney General’s Office (“Attorney General’s Office”) issued a Civil Investigative Demand against Sunoco for alleged failure to disclose insurance policies that may have covered costs submitted for reimbursement to the Massachusetts Underground Storage Tank Petroleum Product Cleanup Fund (“Fund”). The Attorney General’s Office claims that Sunoco failed to disclose that it received a settlement from its insurers related to Massachusetts service stations which also were allegedly reimbursed by the Fund. The Attorney General’s Office is seeking reimbursement from Sunoco of an amount in excess of $100 thousand. Sunoco has reached an agreement in principal with the Attorney General’s Office and the Massachusetts UST Fund to settle the investigation and claims with regard to Massachusetts and the final terms are being negotiated. North Carolina is conducting a similar investigation through the North Carolina Department of Justice and has offered to settle the matter. Further, the states of Florida, Michigan, Minnesota, Missouri, Pennsylvania, Ohio, Oklahoma and South Carolina are conducting investigations. These states are represented by private attorneys. The litigation is in its early stages and an estimate of the outcome or any potential liability cannot be estimated at this time. However, the Company intends to defend itself with regard to any claims in this matter. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

In March 2011, the PADEP proposed a Consent Order and Agreement (“COA”) in excess of $100 thousand alleging that Sunoco had exceeded effluent limitations at its Girard Point wastewater treatment unit on several instances between March 2009 and January 2011. In June 2011, Sunoco and the PADEP reached an agreement wherein Sunoco agreed to pay a civil penalty totaling $400 thousand to resolve the matter. This penalty was paid during the third quarter of 2011. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.)

In March 2011, AMS proposed a COA in excess of $100 thousand alleging that Sunoco had failed to obtain installation permits for several diesel engine sources at its Philadelphia refinery. In April 2011, AMS and Sunoco reached an agreement in principle to resolve the matter for a total payment of $300 thousand. An appropriate consent order and agreement is currently being negotiated between the parties. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.)

In September 2011, Sunoco and the EPA entered an Administrative Settlement Agreement wherein Sunoco agreed to pay a civil penalty in the amount of $695 thousand to resolve allegations relating to gasoline detergent additive requirements at the formerly owned and operated Tulsa refinery. The civil penalty payment was paid in October 2011 and no other actions are required. (See also the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.)

In addition, Sunoco Logistics Partners L.P. (the “Partnership”), the master limited partnership in which Sunoco is the general partner and owns a 32-percent interest in the Partnership’s limited partner units, is a party in the following administrative proceedings:

In August 2009, the Pipeline Hazardous Materials Safety Administration (“PHMSA”) proposed penalties totaling approximately $200 thousand based on alleged violations of various pipeline safety regulations relating to the November 2008 product release by Sunoco Pipeline L.P. in Murrysville, PA. In December 2011, PHMSA issued to Sunoco Pipeline L.P. the final order in the Murrysville, PA release which resulted in a penalty of $233 thousand. This penalty has been paid. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

In 2009, the EPA proposed penalties based on alleged violations of the Clean Water Act associated with an October 2008 release from the Mid-Valley Pipeline. The EPA and the Partnership have agreed upon a settlement of approximately $300 thousand. The Partnership has executed the settlement papers and awaits finalization from the EPA.

The Partnership’s Sunoco Pipeline L.P. subsidiary operates the West Texas Gulf Pipeline on behalf of West Texas Gulf Pipe Line Company and its shareholders pursuant to an Operating Agreement. Sunoco Pipeline L.P. also has a 60.3% ownership interest in the Company. In March 2010, Sunoco Pipeline L.P. received a Notice of Probable Violation, Proposed Civil Penalty and proposed Compliance Order from PHMSA with proposed civil penalties totaling approximately $400 thousand in connection with a crude oil release that occurred at the Colorado City, TX station on the West Texas Gulf Pipeline in June 2009. The Partnership has appealed the finding of violation and the proposed penalty. The time or outcome of this appeal cannot be reasonably determined at this time. (See also the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.)

In January 2012, the Partnership experienced a release on its refined products pipeline in Wellington, OH. In connection with this release, PHMSA issued a Corrective Action Order under which the Partnership is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. The Partnership also entered into an Order on Consent with the EPA regarding the environmental remediation of the release site. The Partnership has not received any proposed penalties associated with this release and continues to cooperate with both PHMSA and the EPA to complete the investigation of the incident and repair of the pipeline.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases are seeking to recover compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

As of December 31, 2011, Sunoco was a defendant in approximately three lawsuits involving two states and Puerto Rico. Two of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuit is pending in a New Hampshire state court. All three cases assert natural resource damage claims. In addition, Sunoco recently received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.

Discovery is proceeding in all of these cases and accruals have been established where the losses are probable and reasonably estimable. In two of the cases, there has been insufficient information developed about the plaintiffs’ legal theories or the facts in the natural resource damage claims that would be relevant to an analysis of the ultimate liability of Sunoco in these matters; however, it is reasonably possible that a loss may be realized. Management believes that the MTBE cases could have a significant impact on results of operations for any future period, but does not believe that the cases will have a material adverse effect on its consolidated financial position.

During 2011, Sunoco settled seven MTBE contamination cases and several unfiled claims. The settlements were not material to Sunoco’s results of operations or cash flows for 2011.

Other Litigation

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters indentified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at December 31, 2011.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters that are reported in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95 to this Annual Report on Form 10-K.

Executive Officers of Sunoco, Inc.

Name, Age and Present Position with Sunoco, Inc.	Business Experience During Past Five Years
Lynn L. Elsenhans, 55 Chairman, Chief Executive Officer and President	Ms. Elsenhans was elected Chairman of Sunoco, Inc. effective in January 2009 and had previously been elected Chief Executive Officer and President of Sunoco, Inc. effective in August 2008. She was Executive Vice President, Global Manufacturing, Shell Downstream, Inc., a subsidiary of Royal Dutch Shell plc, from January 2005 to July 2008. She was President of Shell Oil Company from June 2003 until March 2005 and President and Chief Executive Officer of Shell Oil Products U.S. from June 2003 until January 2005. Ms. Elsenhans was appointed Chief Executive Officer of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., effective July 2010. She had previously been elected Chairman of the Board of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P. in October 2008 and had previously been elected Director effective in August 2008. Ms. Elsenhans will step down as Chief Executive Officer and President of Sunoco, Inc. and Chief Executive Officer of Sunoco Partners LLC effective March 1, 2012. Ms. Elsenhans will also step down as Chairman of Sunoco, Inc. and Chairman of the Board of Directors of Sunoco Partners LLC after completion of the Annual Meetings of Shareholders in May 2012.

Stacy L. Fox, 58 Senior Vice President and General Counsel and Corporate Secretary	Ms. Fox was elected Senior Vice President and General Counsel effective in March 2010 and was elected as Corporate Secretary in January 2011. She was Principal of The Roxbury Group LLC, a company she founded, from April 2005 until March 2010. She was Executive Vice President, Chief Administrative Officer and General Counsel for Collins & Aikman Corporation from September 2005 until December 2007. Ms. Fox was elected to the Board of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., in March 2010, and was elected to the Board of SunCoke Energy, Inc., a subsidiary of Sunoco, Inc., in December 2010, and resigned from this Board as a director in January 2012, in connection with the spin-off of SunCoke Energy, Inc. from Sunoco, Inc.

Joseph P. Krott, 48 Comptroller	Mr. Krott was elected to his present position in July 1998.

Brian P. MacDonald, 46 Senior Vice President and Chief Financial Officer	Mr. MacDonald was elected to his present position effective in August 2009. He was Chief Financial Officer of the Commercial Business Unit at Dell, Inc. from December 2008 until July 2009. He was Corporate Vice President and Treasurer of Dell, Inc. from December 2002 until January 2009. Mr. MacDonald was elected to the Board of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., in September 2009. He was also elected Vice President and Chief Financial Officer of Sunoco Partners LLC effective March 2010, and was elected to the Board of SunCoke Energy, Inc., a subsidiary of Sunoco, Inc., in December 2010, and resigned from this Board as a director in January 2012, in connection with the spin-off of SunCoke Energy, Inc. from Sunoco, Inc. Mr. MacDonald will become Chief Executive Officer and President of Sunoco, Inc. effective March 1, 2012, and will become Chairman of Sunoco, Inc. and Chairman of the Board of Directors of Sunoco Partners LLC after completion of the Annual Meetings of Shareholders in May 2012.

Robert W. Owens, 58 Senior Vice President, Marketing	Mr. Owens was elected to his present position in September 2001.

John D. Pickering, 56 Senior Vice President, Manufacturing	Mr. Pickering was elected to his present position effective in May 2011. He was Vice President, Operations Excellence from January 2011 until May 2011 and was Vice President, Crude Supply & Optimization from January 2010 until December 2010. Previously, Mr. Pickering was Operations Director at Valero from September 2006 until May 2007 and Vice President and General Manager at Valero from June 2007 until January 2010.

Dennis Zeleny, 56 Senior Vice President and Chief Human Resources Officer	Mr. Zeleny was elected to his present position at Sunoco, Inc. effective in January 2009. He was a consultant from April 2004 until July 2005 and again from June 2007 until January 2009. He was Executive Vice President, Administration & Services, of Caremark Rx LLC from August 2005 until May 2007. Mr. Zeleny was elected Vice President and Chief Human Resources Officer of Sunoco Partners LLC, a subsidiary of Sunoco, Inc. and the general partner of Sunoco Logistics Partners L.P., in March 2010 and was elected to the Board of Sunoco Partners LLC in January 2011, and was elected to the Board of SunCoke Energy, Inc., a subsidiary of Sunoco, Inc., in June 2011, and resigned from this Board as a director in January 2012, in connection with the spin-off of SunCoke Energy, Inc. from Sunoco, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any of its common stock on the open market during the three-month period ended December 31, 2011, except for two thousand shares purchased from employees during December 2011 at an average price per share of $39.33 in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards. In February 2012, the Board approved a plan to repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase is expected to occur over the next 12 to 18 months.

The other information required by this Item is incorporated herein by reference to the Quarterly Financial and Stock Market Information on page 108 of this report.

ITEM 6.	SELECTED FINANCIAL DATA

(Millions of Dollars or Shares, Except Per-Share Amounts)	2011	2010	2009	2008	2007
Statement of Operations Data:
Sales and other operating revenue (including consumer excise taxes)	$46,824	$36,175	$29,575	$48,058	$39,509
Income (loss) from continuing operations	$(1,353)	$445	$(238)	$935	$851
Income (loss) from discontinued operations*	$(156)	$(17)	$38	$(46)	$110
Net income (loss)**	$(1,509)	$428	$(200)	$889	$961
Net income (loss) attributable to Sunoco, Inc. shareholders	$(1,684)	$234	$(329)	$776	$891

Per-Share Data Attributable to Sunoco, Inc. Shareholders:
Income (loss) from continuing operations:
Basic	$(13.21)	$2.09	$(3.14)	$7.03	$6.52
Diluted	$(13.21)	$2.09	$(3.14)	$7.02	$6.51
Net income (loss):
Basic	$(14.55)	$1.95	$(2.81)	$6.63	$7.44
Diluted	$(14.55)	$1.95	$(2.81)	$6.63	$7.43
Cash dividends on common stock	$0.60	$0.60	$1.20	$1.175	$1.075

Balance Sheet Data:
Cash and cash equivalents	$2,064	$1,485	$377	$240	$648
Total assets	$11,982	$13,297	$11,895	$11,150	$12,426
Short-term borrowings and current portion of long-term debt	$385	$293	$403	$458	$4
Long-term debt	$3,159	$2,136	$2,061	$1,705	$1,724
Sunoco, Inc. shareholders’ equity	$893	$3,046	$2,557	$2,842	$2,533
Outstanding shares of common stock	106.8	120.6	116.9	116.9	117.6
Sunoco, Inc. shareholders’ equity per outstanding share	$8.36	$25.26	$21.87	$24.31	$21.54
Total equity	$1,800	$3,799	$3,119	$3,280	$2,972

*	Consists of income (loss) from the phenol chemicals business which was divested in 2011, the polypropylene chemicals business which was divested in 2010 and the Tulsa refinery which was divested in 2009. Includes after-tax provisions for asset write-downs and other matters totaling $160, $7, $149 and $15 million in 2011, 2009, 2008 and 2007, respectively, a net after-tax gain related to the divestment of the phenol chemicals operations totaling $8 million in 2011, net after-tax losses related to the divestment of the polypropylene chemicals business totaling $4 and $44 million, respectively, in 2011 and 2010 and a net after-tax gain related to the divestment of the Tulsa refinery totaling $41 million in 2009. (See Note 2 to the Consolidated Financial Statements under Item 8).
**	Includes after-tax gains related to the prior issuance of Sunoco Logistics Partners L.P. limited partnership units totaling $14 and $90 million in 2008 and 2007, respectively, an after-tax charge related to income tax matters totaling $26 million in 2008, net after-tax gains (losses) on divestments totaling $(4) and $26 million, respectively, in 2011 and 2009, after-tax gains totaling $38, $100 and $55 million from the liquidation of LIFO inventories in 2011, 2010 and 2009, respectively, after-tax gains of $6 and $37 million, respectively, in 2011 and 2010 from the remeasurement of pre-acquisition equity interests to fair value upon consolidation and after-tax provisions (gains) for asset write-downs and other matters totaling $1,560, $65, $407, $(11) and $17 million in 2011, 2010, 2009, 2008 and 2007, respectively. (See Notes 2, 4 and 6 to the Consolidated Financial Statements under Item 8).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is management’s analysis of the financial performance of Sunoco, Inc. and subsidiaries (collectively, “Sunoco” or the “Company”) and of significant trends that may affect its future performance. It should be read in conjunction with Sunoco’s consolidated financial statements and related notes under Item 8. Those statements in Management’s Discussion and Analysis that are not historical in nature should be deemed forward-looking statements that are inherently uncertain. See “Forward-Looking Statements” on page 60 for a discussion of the factors that could cause actual results to differ materially from those projected.

Strategy Overview

Historically, Sunoco’s profitability has primarily been determined by refined product and chemical margins and the reliability and efficiency of its operations. However, the Company carried out several strategic actions during 2011 and the early part of 2012 in executing its fundamental shift away from manufacturing. In addition to its decision to exit the refining business by mid-2012, the exit from the chemicals business during 2011 and the spin-off of SunCoke Energy, Inc. (“SunCoke Energy”) in January 2012, Sunoco also conducted a comprehensive strategic review to determine the best way to deliver value to shareholders, including how best to utilize its strong cash position and maximize the potential for Sunoco’s logistics and retail businesses. Sunoco retained a third party advisor to assist in this strategic review which was completed in February 2012. The Company has identified a number of initiatives outlined below which management believes should position the Company to generate value for shareholders through the logistics and retail businesses.

2009-2011 Strategic Actions

In connection with its fundamental shift away from manufacturing and the repositioning of its portfolio of businesses, Sunoco has completed the following strategic actions:

Refining and Supply:

•

Announced its decision to exit its refining business no later than July 2012. The main processing units at the Marcus Hook, PA refinery were indefinitely idled in December 2011. The Company continues to seek a buyer and/or pursue options for alternative uses for both the Marcus Hook and Philadelphia, PA facilities;

•

Completed the sale of the Toledo refinery and related inventory for $1,037 million in net proceeds. The purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery;

•	Permanently shut down all process units at the Eagle Point refinery in 2009 in response to weak demand and increased global refining capacity; and

•	Completed the sale of the Tulsa refinery and related inventory in 2009 for $157 million in cash proceeds.

Chemicals:

•

Completed the exit from the chemicals businesses by divesting its phenol and acetone chemicals manufacturing facilities and related inventories in Philadelphia, PA and Haverhill, OH during the second half of 2011. The sale of the common stock of the polypropylene chemicals business was completed in March 2010. Sunoco received total proceeds of $529 million related to these divestments.

Coke:

•	Completed an IPO of 13.34 million shares of SunCoke Energy common stock on July 26, 2011 at an offering price of $16 per share; and

•	Completed the separation of SunCoke Energy from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off on January 17, 2012.

Sunoco continues to shift its focus toward maximizing the potential of its logistics and retail businesses through growth and efficient operations and its ability to capture opportunities presented by the market. Sunoco completed the following initiatives in these businesses is connection with this strategy:

Logistics:

•	Completed a three-for-one split of its limited partnership units on December 2, 2011;

•	Received 3.94 million deferred distribution units from Sunoco Logistics Partners L.P. in exchange for the tank farm and related assets located at the Eagle Point refinery;

•

Completed acquisitions in August 2011 totaling $295 million including inventory of a crude oil purchasing and marketing business from Texon L.P. and a refined products terminal from affiliates of ConocoPhillips;

•	Exercised rights to acquire additional ownership interests in pipeline joint ventures for $86 and $91 million during 2011 and 2010, respectively;

•	Completed an acquisition of a butane blending business in July 2010 for $152 million including inventory;

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

Retail Marketing:

•	Entered into leasehold agreements for 14 retail locations in August 2011. Each site, located in central Pennsylvania, will be company operated and include an APlus® convenience store;

•

Reached an agreement in January 2011 to begin operating the nine fuel stations at service plazas along the Garden State Parkway and announced an extension on the two fuel stations along the Palisades Parkway, both located in New Jersey;

•

Acquired 25 retail locations in central and northern New York and was selected by the Ohio Turnpike Commission to operate the fuel stations at the 16 service plazas along the Ohio Turnpike in December 2010; and

•	Added more than 200 distributor outlets to its portfolio of retail sites during 2010.

Sunoco also completed the following corporate initiatives to increase overall profitability, strengthen the balance sheet and enhance shareholder value:

•	Repurchased 14.41 million shares of its outstanding common stock for $500 million during the third quarter of 2011;

•

Continued its initiative to outsource certain back office processes which commenced in 2010, including information technology, finance and accounting transaction processing, and indirect procurement. This reflects Sunoco’s continued commitment in its expense reduction program, which is critical to improving the Company’s competitiveness;

•	Continued its ongoing business improvement initiative that commenced in 2009 to reduce the Company’s cost base;

•	Modified retirement benefit plans to freeze pension benefits for most participants and to phase down or eliminate postretirement medical benefits beginning June 30, 2010; and

•

Enhanced the funded status of its defined benefit plans in 2010 with $234 million of contributions consisting of $144 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million.

For additional information regarding the above actions, see Notes 2, 9, 14 and 16 to the Consolidated Financial Statements (Item 8).

Strategic Review Initiatives

Upon completion of the strategic review, the Company has decided to pursue a series of initiatives which management believes are expected to enhance shareholder value, reduce outstanding share count, provide strategic flexibility and lower future pension, postretirement medical and environmental cash outlays. The specific initiatives are as follows:

•	Repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase is expected to occur over the next 12 to 18 months;

•	Increase the quarterly dividend by 33 percent to $.20 per share ($.80 annualized). The higher dividend will be effective in March 2012;

•

Spend approximately $400 million in 2012 to reduce debt, including approximately $100 million of floating-rate notes that were redeemed in January 2012. As a result of the debt repurchase, interest expense is expected to decline by approximately $15 million pretax annually. The lower debt also provides the Company with greater financial flexibility to pursue growth in an opportunistic manner;

•

Make a tax-deductible contribution of approximately $80 million to Sunoco’s qualified pension plans. This contribution significantly reduces the potential need for any additional pension contributions;

•

Establish a funding trust for the Company’s postretirement benefit liabilities by making a tax-deductible contribution of approximately $200 million and restructuring the postretirement medical plan to eliminate Sunoco’s liability beyond this funded amount. Management expects that the trust should cover medical expenses of retirees through 2020. By prefunding and restructuring this postretirement medical plan, annual pretax costs of this plan will be approximately $20 million lower than previous expectations, annual pretax cash flow will be improved by approximately $30 million and the accumulated postretirement medical liability will be reduced by approximately $60 million; and

•

Contribute approximately $250 million to establish a segregated environmental fund by means of a captive insurance company to be used for the remediation of legacy environmental obligations. The contribution is expected to provide certain tax benefits, the extent of which are still being evaluated. Known and unknown liabilities exist, largely related to legacy operations which are unrelated to the current and future logistics and retail businesses. These legacy sites that are subject to environmental remediation assessments include terminals and other logistics assets, retail sites that Sunoco no longer operates, closed and/or sold refineries and other formerly owned sites. Annual cash outlays are expected to decline by approximately $10-$20 million versus historical run rates. Funding of this initiative is expected to occur by the end of 2012.

Sunoco management believes that after its exit from the refining business, completion of these initiatives will allow the Company to be well-positioned to generate value for shareholders through the high-return logistics and retail businesses. The Company will be financially stronger and have more flexibility without the burden of significant legacy obligations. Finally, shareholders will be more levered to the Company’s businesses, resulting in higher earnings and cash flows per share and higher dividends.

Results of Operations

Over the past few years, the Company has significantly repositioned its portfolio of businesses to reduce its exposure to refining and chemicals margins through the sale of its Tulsa and Toledo refineries and its chemicals operations. In addition, there has been significant capital investment to grow the logistics and retail operations. As a result, Sunoco’s profitability has been increasingly impacted by the growth in the level of earnings in these businesses. However, the volatility of crude oil and refined product prices and the overall supply/demand balance for these commodities should continue to have a significant impact on margins and the financial results of the Company during the first half of 2012.

Refined product margins declined sharply in 2009 in response to weak demand attributable to the global recession. During 2010 and 2011, refined product margins showed some slight improvement. However, these margins deteriorated significantly in the latter part of 2011, particularly in the northeast United States. Earnings in the logistics business have benefited from a continued focus on growth, as well as strong results from crude oil acquisition and marketing opportunities. Retail gasoline margins and sales volumes showed slight improvement during the 2009-2011 period. Cokemaking profitability benefited from improved operations at its Haverhill and Granite City facilities during the 2009-2011 period. Results in 2009 and 2010 also benefited from a favorable coke contract primarily driven by increases in coal prices. However, this contract was restructured to eliminate this benefit in 2011.

The Company’s future operating results may also be impacted by environmental matters (see “Environmental Matters” below).

Earnings Profile of Sunoco Businesses (millions of dollars)

	2011	2010	2009
Logistics	$204	$132	$152
Retail Marketing	169	176	146
Refining and Supply:
Continuing operations	(316)	(19)	(513)
Discontinued Tulsa operations	—	—	5
Discontinued chemicals operations	1	56	1
Coke	62	176	193
Corporate and Other:
Corporate expenses	(80)	(108)	(66)
Net financing expenses and other	(101)	(110)	(86)
Asset write-downs and other matters:
Continuing operations	(2,607)	(109)	(687)
Discontinued chemicals operations	(287)	—	(6)
Discontinued Tulsa operations	18	—	(6)
Sale of Toledo refinery	2	—	—
Sale of discontinued chemicals operations	13	(169)	—
LIFO inventory profits	63	168	92
Gain on remeasurement of pipeline equity interests	9	59	—
Sale of retail heating oil and propane distribution business	—	—	44
Sale of discontinued Tulsa operations	—	—	70

Pretax income (loss) attributable to Sunoco, Inc. shareholders	(2,850)	252	(661)
Income tax expense (benefit) attributable to Sunoco, Inc. shareholders*	(1,166)	18	(332)

Net income (loss) attributable to Sunoco, Inc. shareholders	$(1,684)	$234	$(329)

*	Includes tax expense (benefits) of $(99), $(96) and $26 million, respectively, attributable to discontinued operations for the years ended December 31, 2011, 2010 and 2009.

Analysis of Earnings Profile of Sunoco Businesses

In 2011, the net loss attributable to Sunoco, Inc. shareholders was $1,684 million, or $14.55 per share of common stock on a diluted basis, compared to net income attributable to Sunoco, Inc. shareholders of $234 million, or $1.95 per share, in 2010 and a net loss attributable to Sunoco, Inc. shareholders of $329 million, or $2.81 per share, in 2009.

The $3,102 million decrease in pretax results attributable to Sunoco, Inc. shareholders in 2011 was primarily due to higher provisions for asset write-downs and other matters ($2,767 million), lower refining margins ($386 million) and production volumes ($205 million), lower results attributable to Sunoco’s Coke and discontinued chemicals businesses ($169 million), lower gains from the liquidation of LIFO inventories ($105 million) and lower gains related to the remeasurement of pipeline equity interests ($50 million). Partially offsetting these negative factors were lower expenses ($282 million), the absence of the 2010 loss on the divestment of discontinued polypropylene operations ($169 million) and higher results in Sunoco’s Logistics business ($72 million). The increase in the income tax benefit in 2011 was primarily attributable to higher provisions for asset write-downs.

The $913 million increase in pretax results attributable to Sunoco, Inc. shareholders in 2010 was primarily due to higher margins from continuing operations in Sunoco’s Refining and Supply business ($347 million), lower expenses ($228 million), lower provisions for asset write-downs and other matters ($590 million), higher LIFO gains from the liquidation of crude oil and refined product inventories ($76 million) and the gain from the remeasurement of pipeline equity interests to fair value in 2010 ($59 million). Partially offsetting these positive factors were lower production of refined products ($87 million), the 2010 loss on the sale of the discontinued polypropylene operations ($169 million) and the absence of gains associated with divestments of the Tulsa refinery and retail heating oil business during 2009 ($114 million). The increase in income tax expense in 2010 was primarily attributable to improved operating results and lower provisions for asset write-downs.

Logistics

The Logistics business operates refined product and crude oil pipelines and terminals and conducts crude oil and refined product acquisition and marketing activities primarily in the northeast, midwest and southwest regions of the United States. In addition, the Logistics business has an ownership interest in several refined product pipeline joint ventures. Substantially all logistics operations are conducted through Sunoco Logistics Partners L.P. (the “Partnership”), a consolidated master limited partnership. Sunoco is the general partner of the Partnership, which consists of a 2-percent ownership interest and incentive distribution rights, and owns a 32-percent interest in the Partnership’s limited partner units (see “Capital Resources and Liquidity—Other Cash Flow Information” below).

On December 2, 2011, the Partnership completed a three-for-one split of its limited partnership units. The unit split resulted in the issuance of two additional limited partnership units for every one limited partnership unit owned. All limited partnership unit information included in this report is presented on a post-split basis.

	2011	2010	2009
Pretax income (millions of dollars)	$204	$132	$152
Pipeline and terminal throughputs* (thousands of barrels daily):
Unaffiliated customers	2,758	2,037	1,436
Affiliated customer	1,041	1,296	1,449

	3,799	3,333	2,885

*	Excludes joint-venture operations which are not consolidated.

Logistics pretax segment income increased $72 million in 2011 primarily due to expanded crude oil margins which benefitted from market-related opportunities and increased sales volumes. Pipeline earnings increased due to regulated tariff increases and strong demand for West Texas crude oil. Higher earnings attributable to recent acquisitions and organic growth projects also contributed to the improved results.

Logistics pretax segment income decreased $20 million in 2010 primarily due to a lower ownership percentage resulting from the issuance of units by the Partnership, the sale of a portion of Sunoco’s ownership interest and the modification of its incentive distribution rights (see “Capital Resources and Liquidity—Other Cash Flow Information” below). Partially offsetting these factors were higher income contributions from acquisitions and internal growth projects.

In May 2011, the Partnership obtained a controlling financial interest in Inland Corporation (“Inland”) through a series of transactions involving Sunoco and a third party. Sunoco exercised its rights to acquire additional ownership interests in Inland for $56 million, net of cash received, and the Partnership purchased additional ownership interests from a third party for $30 million. The Partnership’s total ownership interest in Inland increased to 84 percent after it purchased all of Sunoco’s interests. As a result of these transactions, Inland became a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recognized a $9 million gain ($6 million after tax) from the remeasurement of its pre-acquisition equity interests in Inland to fair value upon consolidation. This gain is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

In July 2011, the Partnership issued 3.94 million deferred distribution units valued at $98 million and paid $2 million in cash to Sunoco in exchange for the tank farm and related assets located at the Eagle Point refinery. These units will not participate in Partnership distributions until they convert into common units on the one-year anniversary of their issuance. Upon completion of this transaction, Sunoco’s interest in the Partnership’s limited partner units increased to the current 32 percent.

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon L.P. (“Texon”) for $222 million including $17 million attributable to the fair value of crude oil inventory. The purchase consists of a lease crude business and gathering assets in 16 states, primarily in the western United States. The current crude oil volume of the business is approximately 75 thousand barrels per day at the wellhead.

Also in August 2011, the Partnership acquired a refined products terminal located in East Boston, MA from affiliates of ConocoPhillips for $73 million including $17 million attributable to the fair value of inventory. The terminal is the sole service provider of Logan International Airport under a long-term contract.

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

The Partnership also exercised its rights to acquire additional ownership interests in Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“WTG”) for a total of $85 million during the third quarter of 2010, increasing its ownership interests in Mid-Valley and WTG to 91 and 60 percent, respectively. As the Partnership obtained a controlling financial interest in both Mid-Valley and WTG, the joint ventures were both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. In connection with these acquisitions, Sunoco recognized a $59 million pretax gain attributable to Sunoco shareholders ($37 million after tax) from the remeasurement of the pre-acquisition equity interests in Mid-Valley and WTG to fair value upon consolidation. This gain is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

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

	2011	2010	2009
Pretax income (millions of dollars)	$169	$176	$146
Retail margin* (per barrel):
Gasoline	$4.19	$3.93	$3.72
Middle distillates	$4.02	$3.19	$6.22
Sales (thousands of barrels daily):
Gasoline	298.4	293.4	291.0
Middle distillates	28.4	28.2	30.2

	326.8	321.6	321.2

Retail gasoline outlets	4,933	4,921	4,711

*Retail	sales price less related wholesale price, terminalling and transportation costs and consumer excise taxes per barrel. The retail sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing pretax segment income decreased $7 million in 2011 largely attributable to higher expenses ($44 million) resulting primarily from higher credit card fees, litigation charges and the absence of favorable settlements recognized during 2010 and lowers gains on asset divestments ($8 million). These negative factors were largely offset by higher retail gasoline and distillate margins ($36 million) and retail gasoline sales volumes ($8 million).

Retail Marketing pretax segment income increased $30 million in 2010 primarily due to higher average retail gasoline margins ($23 million) and lower expenses ($55 million). These positive factors were partially offset by lower distillate margins ($33 million) and lower gains on asset divestments ($7 million).

In August 2011, Sunoco entered into leasehold agreements for 14 retail locations located in central Pennsylvania. Each site will be company operated and include an APlus® convenience store.

In January 2011, Sunoco reached an agreement to begin operating the nine fuel stations at service plazas along the Garden State Parkway and announced an extension on the two fuel stations along the Palisades Parkway, both located in New Jersey.

In December 2010, Sunoco acquired 25 retail locations in central and northern New York and was selected by the Ohio Turnpike Commission to operate the fuel stations at the 16 service plazas along the Ohio Turnpike. Sunoco also entered into agreements with nine new distributors during 2010 and added more than 200 sites to its portfolio of distributor outlets.

During 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million and recognized a $44 million net gain ($26 million after tax) in connection with the transaction. This gain is shown separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

During the 2009-2011 period, Sunoco generated $178 million of divestment proceeds related to the sale of 229 retail sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During 2011, 2010 and 2009, net gains of $9, $17 and $24 million, respectively, were recognized in connection with the RPM program.

Refining and Supply—Continuing Operations

The Refining and Supply business currently manufactures petroleum products and commodity petrochemicals at its Philadelphia refinery and sells these products to other Sunoco businesses and to wholesale and industrial customers. The Company completed the sale of its Toledo refinery in March 2011 and indefinitely idled the main processing units at its Marcus Hook, PA refinery in December 2011. The Company expects to complete its exit from the refining business no later than July 2012. In 2009, Sunoco sold its discontinued Tulsa refining operations and permanently shut down all process units at the Eagle Point refinery (see below). The financial and operating data presented in the table below excludes amounts attributable to the discontinued Tulsa refining operations.

	2011	2010	2009
Pretax loss (millions of dollars)	$(316)	$(19)	$(513)
Wholesale margin* (per barrel)	$3.39	$5.04	$3.66
Throughputs** (thousands of barrels daily):
Crude oil	436.2	588.8	625.4
Other feedstocks	46.9	56.4	70.8

Total throughputs	483.1	645.2	696.2

Products manufactured** (thousands of barrels daily):
Gasoline	245.8	337.0	357.9
Middle distillates	173.5	230.6	225.3
Residual fuel	30.0	34.6	59.2
Petrochemicals	14.4	23.4	27.3
Other	38.1	48.5	54.7

Total production	501.8	674.1	724.4
Less: Production used as fuel in refinery operations	23.9	31.3	34.5

Total production available for sale	477.9	642.8	689.9

Crude unit capacity** (thousands of barrels daily) at December 31	505.0	675.0	675.0
Crude unit capacity utilized	82%	87%	78%
Conversion capacity (thousands of barrels daily) at December 31	230.0	343.0	343.0
Conversion capacity utilized	79%	87%	79%

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Includes 175 thousand barrels-per-day of capacity at the Marcus Hook refinery which has been indefinitely idled and reflects a 170 thousand barrels-per-day reduction attributable to the sale of the Toledo refinery in March 2011.

Refining and Supply pretax segment results from continuing operations decreased $297 million in 2011 primarily due to lower realized margins ($386 million) and production volumes ($205 million). These negative factors were partially offset by lower expenses ($298 million). Production volumes in 2011 were negatively impacted by the sale of the Toledo refinery, significant unplanned maintenance activities at the Philadelphia and Marcus Hook refineries in the early part of 2011, as well as the idling of the Marcus Hook facility in December 2011. Margins deteriorated significantly in 2011 and were impacted by high crude oil premiums.

Refining and Supply pretax segment results from continuing operations improved $494 million in 2010 primarily due to higher realized margins ($347 million) and lower expenses ($220 million), partially offset by lower production volumes ($87 million). Lower expenses were largely the result of cost reductions related to ongoing business improvement initiatives, the permanent shutdown of the Eagle Point refinery in the fourth quarter of 2009 and lower costs for purchased fuel and utilities. Production volumes were negatively affected by significant planned turnaround activities at the Marcus Hook and Toledo refineries in the first quarter of 2010 and unplanned maintenance in the fourth quarter of 2010.

In March 2011, Sunoco completed the sale of its Toledo refinery and related crude and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash at closing, a $200 million two-year note receivable of which $18 million was repaid during the third quarter of 2011 with the remainder repaid in February 2012, and a $285 million note receivable and $6 million in cash related to working capital adjustments subsequent to closing which were both paid in May 2011. In addition, the purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco has not recorded any amount related to the contingent consideration in accordance with its accounting policy election on such amounts. The Company expects to receive a significant portion of the $125 million participation payment in 2012 based on the Toledo refinery’s 2011 estimated operating results. In connection with this transaction, the Company recognized a $2 million net pretax gain ($4 million loss after tax) during 2011. The net loss includes a pretax gain of $535 million attributable to the sale of crude and refined product inventories and is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

In September 2011, Sunoco announced its decision to exit its refining business and initiated a formal process to sell its remaining refineries located in Philadelphia and Marcus Hook, PA (together, the “Northeast Refineries”). Sunoco indefinitely idled the main processing units at its Marcus Hook refinery in December 2011 due to deteriorating refining market conditions. As the Company has received no proposals to purchase Marcus Hook as a refinery, Sunoco is pursuing options with third parties for alternate uses of the Marcus Hook facility. Sunoco continues to operate its Philadelphia refinery while it seeks a buyer for that facility. Sunoco has seen some degree of interest in the Philadelphia refinery and therefore continues to pursue a sale of this facility as an operating refinery. However, if a suitable sales transaction cannot be implemented, the Company intends to permanently idle the main processing units at both facilities no later than July 2012. In connection with these decisions, Sunoco recorded a $2,346 million noncash provision ($1,405 million after tax) primarily to write down long-lived assets at the Northeast Refineries to their estimated fair values and recorded provisions for severance, contract terminations and idling expenses of $243 million ($144 million after tax) in the second half of 2011. These accruals include an estimated loss to terminate a ten-year polymer-grade propylene supply contract with Braskem S.A. (“Braskem”) in connection with the sale of Sunoco’s discontinued polypropylene chemicals business in March 2010 (see below). These charges are included in Asset Write-Downs and Other Matters in Corporate and Other in the Earnings Profile of Sunoco Businesses. If such units are permanently idled, additional provisions of up to $300 million, primarily related to shutdown expenses and severance and pension costs, could be incurred. Upon a sale or permanent idling of the main processing units, Sunoco expects to record a pretax gain related to the liquidation of all of its crude oil and a significant portion of its refined product inventories at the Northeast Refineries totaling approximately $2 billion based on current market prices. The actual amount of this gain will depend upon the market value of crude and refined products and the volumes on hand at the time of liquidation.

In 2009, Sunoco permanently shut down all process units at the Eagle Point refinery. Sunoco recorded a $476 million provision ($284 million after tax) in 2009 to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs and recognized a $92 million LIFO inventory gain ($55 million after tax) from the liquidation of refined product inventories. The Company recorded additional provisions of $57 and $5 million ($34 and $3 million after tax) in 2010 and 2011, respectively, primarily for additional asset write-downs and contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations. In 2010, the Company also recognized a $168 million LIFO inventory gain ($100 million after tax) largely attributable to the Eagle Point shutdown. These charges, which are reported as part of Asset Write-Downs and Other Matters, and the LIFO inventory gains are reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

In June 2009, Sunoco acquired a 100 million gallon-per-year ethanol manufacturing facility in New York from Northeast Biofuels, LP for $9 million. After completion of start-up capital expenditures of $26 million, the plant successfully began operations in June 2010.

Refining and Supply—Discontinued Tulsa Operations

In June 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation and, as a result, the Tulsa refinery has been classified as a discontinued operation for all periods presented in the consolidated financial statements herein (see Note 2 to the Consolidated Financial Statements under Item 8). The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. Sunoco recognized a $70 million net pretax gain ($41 million after tax) on the divestment which is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco had previously recognized a $160 million provision ($95 million after tax) to write down the refinery and related assets in 2008 in connection with its decision to sell the refinery or convert it to a terminal.

In 2011, Sunoco recorded an $18 million gain ($11 million after tax) attributable to a partial settlement of a retained low sulfur diesel credit liability related to the discontinued Tulsa refining operations. This charge is included in Asset Write-Downs and Other Matters in Corporate and Other in the Earnings Profile of Sunoco Businesses.

In 2009, discontinued Tulsa refining operations had pretax earnings of $5 million prior to its sale on June 1.

Discontinued Chemicals Operations

In March 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem. The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. Sunoco recognized a net loss of $169 million ($44 million after tax) in the first quarter of 2010 related to the divestment. Cash proceeds from this divestment of $348 million were received in the second quarter of 2010. In 2011, Sunoco recognized a $4 million additional tax provision related to the sale.

In July 2011, Sunoco completed the sale of its phenol and acetone chemicals manufacturing facility in Philadelphia, PA (“Frankford Facility”) and related inventory to an affiliate of Honeywell International Inc. (“Honeywell”). In connection with this agreement, Sunoco recorded a $118 million provision ($70 million after tax) to write down Frankford Facility assets to their estimated fair values during the second quarter of 2011. Sunoco received total cash proceeds of $88 million in the third quarter of 2011 and recognized a $7 million gain ($4 million after tax) on the divestment. Sunoco is currently party to a cumene supply agreement with the Frankford Facility which may be terminated, upon six months prior notice, effective on or after June 30, 2012. Based on the Company’s decision to exit its refining business, Sunoco notified Honeywell in December 2011 that it will terminate this agreement effective June 30, 2012.

In October 2011, Sunoco completed the sale of its phenol manufacturing facility in Haverhill, OH (“Haverhill Facility”) and related inventory to an affiliate of Goradia Capital LLC. Sunoco received total cash proceeds of $93 million and recognized a $6 million gain ($4 million after tax) on the divestment in the fourth quarter of 2011. Sunoco recorded a $169 million provision ($101 million after tax) to write down Haverhill Facility assets to their estimated fair values during the second quarter of 2011.

The charges incurred in connection with these facilities, which are reported as part of Asset Write-Downs and Other Matters, and the gains (losses) on their divestments are reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses.

As a result of these divestments, Sunoco’s chemicals operations have been classified as discontinued operations for all periods presented in the consolidated financial statements herein (see Note 2 to the Consolidated Financial Statements under Item 8).

Discontinued chemicals operations had pretax earnings of $1, $56 and $1 million in 2011, 2010 and 2009, respectively.

Coke

The Coke business, through SunCoke Energy, Inc. (“SunCoke Energy”) and its affiliates, makes high-quality, blast-furnace coke at its Jewell facility in Vansant, VA, at its Indiana Harbor facility in East Chicago, IN, at its Haverhill facility in Franklin Furnace, OH, at its Gateway facility in Granite City, IL and at its Middletown facility in Middletown, OH. SunCoke Energy is the operator of a cokemaking facility in Vitória, Brazil, which is owned by a project company in which a Brazilian subsidiary of ArcelorMittal is the major shareholder. SunCoke also produces metallurgical coal from mines in Virginia and West Virginia, primarily for use at the Jewell cokemaking facility. All of the cokemaking plants except for the Jewell plant produce steam and/or electricity. The third-party investor in the Indiana Harbor cokemaking operations is currently entitled to a noncontrolling interest amounting to 15 percent of the partnership’s net income (see below). On July 26, 2011, an IPO of 13.34 million shares of SunCoke Energy common stock was completed at an offering price of $16 per share. Sunoco maintained an 81-percent controlling financial interest in SunCoke Energy until its remaining shares were distributed to Sunoco shareholders by means of a spin-off on January 17, 2012. SunCoke Energy generally assumed all liabilities associated with Sunoco’s cokemaking and coal businesses prior to the date of the spin-off. SunCoke Energy is also responsible for all tax liabilities related to Sunoco’s cokemaking and coal businesses prior to the spin-off. However, SunCoke Energy is not entitled to any refunds which may occur that are applicable to such periods. The results of operations of the Coke business will be classified as discontinued operations in the consolidated financial statements effective with the distribution date.

	2011	2010	2009
Pretax income (millions of dollars)	$62	$176	$193
Coke production (thousands of tons):
United States	3,761	3,593	2,868
Brazil	1,442	1,636	1,263

Coke pretax segment results decreased $114 million in 2011 primarily attributable to lower coke sales revenues as a result of the Jewell contract restructuring with ArcelorMittal in January 2011 and the recognition of a $13 million contract loss in connection with agreements to purchase coke from third-parties to cover a projected 2011 production shortfall at the Indiana Harbor facility. Higher general and administrative costs largely associated with the relocation of the corporate offices and additional staffing costs related to becoming a public company also contributed to the decline in earnings. These factors were somewhat offset by improved results from the company’s coal mining operations.

Coke segment income decreased $17 million in 2010 primarily due to lower results from the Jewell coal and coke and Indiana Harbor operations. Partially offsetting these negative factors were higher results from the Haverhill and Gateway operations which were driven by higher margins and volumes.

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc., based in Honaker, VA, for $52 million. The purchase price included a net cash payment of $38 million and contingent consideration totaling $14 million primarily related to the estimated fair value of contingent royalty payments to the seller if certain minimum production levels are met for a period of up to 20 years. The assets acquired, which are adjacent to SunCoke Energy’s existing mining operations, include two active underground mines and one active surface and highwall mine currently producing between 250 and 300 thousand tons of coal annually.

In January 2011, SunCoke Energy and ArcelorMittal participated in court ordered mediation to resolve ArcelorMittal’s challenges related to the prices charged for coke produced at the Jewell and Haverhill cokemaking facilities. The parties reached commercial resolutions of these issues which included, effective January 1, 2011, amending the Jewell coke supply agreement to eliminate the fixed coal cost adjustment factor and increasing the operating cost and fixed fee components under both the Jewell and Haverhill agreements. The volume terms of both agreements were also modified to remain take-or-pay through the end of each contract in December 2020 rather than converting to “requirements” in the fourth quarter of 2012. SunCoke Energy also entered into a confidential settlement to resolve the Indiana Harbor arbitration claims.

In March 2008, SunCoke Energy entered into a coke purchase agreement and related energy sales agreement with AK Steel under which SunCoke Energy built, owns and operates a cokemaking facility and associated cogeneration power plant adjacent to AK Steel’s Middletown, OH steelmaking facility. In connection with this agreement, AK Steel has agreed to purchase, over a 20-year period, all of the coke and available electrical power from these facilities. SunCoke Energy commenced operations at the Middletown facility in October 2011. The plant is expected to produce 550 thousand tons of coke per year and provide, on average, 44 megawatts of power. Construction on these facilities was completed during the fourth quarter of 2011 at an aggregate cost of $432 million.

Corporate and Other

Corporate Expenses—Corporate administrative expenses decreased $28 million pretax in 2011 largely due to lower one-time project costs as well as lower staffing and incentive compensation costs. Corporate administrative expenses increased $42 million pretax in 2010 largely due to higher accruals for performance-related incentive compensation resulting from the Company’s improved financial performance compared to 2009 and start-up costs associated with outsourcing and other corporate initiatives.

Net Financing Expenses and Other—Net financing expenses and other decreased $9 million pretax in 2011 primarily due to higher interest income and capitalized interest, partially offset by increased interest expense attributable to new borrowings of Sunoco Logistics Partners L.P. and SunCoke Energy. The increased interest income was primarily attributable to notes receivable resulting from the sale of the Toledo refinery and related inventory. The capitalized interest was largely attributable to construction of the Middletown cokemaking facility. Net financing expenses and other increased $24 million pretax in 2010 primarily due to higher interest expense and lower capitalized interest. The increased interest expense was largely driven by interest incurred under new borrowings of Sunoco Logistics Partners L.P. associated with its growth capital.

Asset Write-Downs and Other Matters—Continuing Operations—In 2011, Sunoco recorded a $2,346 million noncash provision ($1,405 million after tax) to write down assets at the Philadelphia and Marcus Hook refineries to their estimated fair values and recorded provisions for severance, contract terminations and idling expenses of $243 million ($144 million after tax) in connection with Sunoco’s decision to exit its refining business; recorded a $13 million provision ($8 million after tax) primarily for pension settlement and curtailment losses and employee terminations and related costs in connection with business improvement initiatives; and recorded a $5 million provision ($3 million after tax) to write down certain Eagle Point storage assets which were taken out of service. In 2010, Sunoco recorded a $57 million provision ($34 million after tax) primarily for additional asset write-downs attributable to a decline in the fair market value of certain assets of the Eagle Point refinery which was permanently shut down in the fourth quarter of 2009 and contract losses in connection with excess barge capacity resulting from this shutdown; recorded a $68 million provision ($40 million after tax) primarily for pension settlement losses and accruals for employee terminations and related costs in connection with business improvement initiatives; and recognized a $16 million gain ($9 million after tax) on an insurance settlement related to MTBE coverage. In 2009, Sunoco recorded a $476 million provision ($284 million after tax) in connection with the shutdown of all process units at the Eagle Point refinery; established a $169 million accrual ($100 million after tax) for employee terminations and related costs in connection with business improvement initiatives; recorded a $35 million provision ($21 million after tax) to write down to estimated fair value certain other assets primarily in the Refining and Supply business; established $16 million of accruals ($7 million after tax) for costs associated with MTBE litigation; and recognized a $9 million net curtailment gain ($5 million after tax) related to a freeze of pension benefits for most participants in the Company’s defined benefit pension plans and a phasedown or elimination of postretirement medical benefits effective June 30, 2010 (see Notes 2, 9 and 13 to the Consolidated Financial Statements under Item 8).

Asset Write-Downs and Other Matters—Discontinued Operations—In 2011, Sunoco recorded a $287 million provision ($171 million after tax) to write down assets at the discontinued Frankford and Haverhill chemicals facilities to their estimated fair values and recorded an $18 million gain ($11 million after tax) attributable to a partial settlement of a retained low sulfur diesel credit liability related to the Company’s discontinued Tulsa refining operations. In 2009, Sunoco recorded a $6 million provision ($3 million after tax) to write down to estimated fair value certain assets at the Company’s discontinued Tulsa refining operations and established $6 million of accruals ($4 million after tax) related to the shutdown of the discontinued chemicals polypropylene plant in Bayport, TX (see Note 2 to the Consolidated Financial Statements under Item 8).

Sale of Toledo Refinery—During 2011, Sunoco recognized a $2 million net pretax gain ($4 million loss after tax) related to the divestment of its Toledo refinery and related inventory (see Note 2 to the Consolidated Financial Statements under Item 8).

Sale of Discontinued Chemicals Operations—During 2011, Sunoco recognized gains of $7 and $6 million, respectively, ($4 and $4 million, respectively, after tax) related to the divestments of the discontinued Frankford and Haverhill chemicals facilities. In 2010, Sunoco recognized a $169 million loss ($44 million after tax) related to the divestment of the discontinued polypropylene operations. In 2011, Sunoco recognized a $4 million additional tax provision related to the sale (see Note 2 to the Consolidated Financial Statements under Item 8).

LIFO Inventory Profits—During 2011, Sunoco recognized gains of $63 million ($38 million after tax) resulting from the reduction of crude oil and refined product inventories at the Toledo refinery prior to its divestment and the liquidation of a portion of refined product inventories related to the idling of the Marcus Hook refinery. During 2010 and 2009, Sunoco recognized gains of $168 and $92 million, respectively, ($100 and $55 million, respectively, after tax) from the liquidation of crude oil and refined product inventories largely attributable to the permanent shutdown of the Eagle Point Refinery in 2009 (see Notes 2 and 6 to the Consolidated Financial Statements under Item 8).

Gain on Remeasurement of Pipeline Equity Interests—During 2011 and 2010, Sunoco recognized gains attributable to Sunoco shareholders of $9 and $59 million, respectively, ($6 and $37 million, respectively, after tax) from the remeasurement of its pre-acquisition equity interests to fair value upon consolidation (see Note 2 to the Consolidated Financial Statements under Item 8).

Sale of Retail Heating Oil and Propane Distribution Business—During 2009, Sunoco recognized a $44 million net gain ($26 million after tax) on the divestment of the retail heating oil and propane distribution business (see Note 2 to the Consolidated Financial Statements under Item 8).

Sale of Discontinued Tulsa Operations—During 2009, Sunoco recognized a $70 million net gain ($41 million after tax) related to the divestment of the discontinued Tulsa operations (see Note 2 to the Consolidated Financial Statements under Item 8).

Income Taxes—The income tax benefit was $1,166 million in 2011 compared to income tax expense of $18 million in 2010 and an income tax benefit of $332 million in 2009. The increase in the tax benefits in 2011 was primarily attributable to reductions in the income before discrete items and tax benefits on provisions for asset write-downs. The increase in income tax expense in 2010 was largely driven by the increase in pretax income primarily attributable to the improvement in results from the Refining and Supply segment, lower provisions for asset write-downs and higher LIFO inventory gains.

Analysis of Consolidated Statements of Operations

Revenues—Total revenues were $46.92, $36.40 and $29.70 billion in 2011, 2010 and 2009, respectively. The 29 percent increase in 2011 was primarily due to higher refined product prices and higher crude oil sales in connection with the crude oil acquisition and marketing activities of the Company’s Logistics business. Partially offsetting these positive factors were lower refined product sales volumes largely attributable to the sale of the Toledo refinery in the first quarter of 2011 and operational issues at the Northeast Refineries. The 23 percent increase in 2010 was primarily due to higher refined product prices as well as higher crude oil sales in connection with the crude oil acquisition and marketing activities of the Company’s Logistics business. Partially offsetting these positive factors were lower refined product sales volumes.

Costs and Expenses—Total pretax costs and expenses were $49.32, $35.84 and $30.29 billion in 2011, 2010 and 2009, respectively. The 38 percent increase in 2011 was primarily due to higher crude oil and refined product acquisition costs resulting from price increases, higher refined product acquisition volumes, higher crude oil costs in connection with the crude oil acquisition and marketing activities of the Company’s Logistics business and higher provisions for asset write-downs and other matters. Partially offsetting these negative factors were lower crude oil acquisition volumes largely attributable to the sale of the Toledo refinery in the first quarter of 2011 and operational issues at the Northeast Refineries. The 18 percent increase in 2010 was primarily due to higher crude oil and refined product acquisition costs resulting from price increases and higher costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics business. Partially offsetting these negative factors were lower crude oil and refined product acquisition volumes and lower provisions for asset write-downs and other matters.

Financial Condition

Capital Resources and Liquidity

Cash and Working Capital—At December 31, 2011, Sunoco had cash and cash equivalents of $2,064 million compared to $1,485 million at December 31, 2010 and $377 million at December 31, 2009. Sunoco had a working capital surplus of $638 million at December 31, 2011 compared to $797 million at December 31, 2010 (including assets held for sale) and a working capital deficit of $654 million at December 31, 2009. The $579 million increase in cash and cash equivalents in 2011 was due to $540 million of net cash provided by financing activities and $137 million of net cash provided by operating activities (“cash generation”), partially offset by $98 million of net cash used in investing activities. The $1,108 million increase in cash and cash equivalents in 2010 was due to $1,694 million of cash generation and $61 million of net cash provided by financing activities, partially offset by a $647 million net use of cash in investing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at December 31, 2011 by $2.92 billion. Inventories valued at LIFO, which consist primarily of crude oil and petroleum products, are readily marketable at their current replacement values. The Company expects to realize approximately $2 billion of this value through the liquidation of crude and refined product inventories in connection with its exit from the refining business.

Certain pending legislative and regulatory proposals effectively could limit, or even eliminate, use of the LIFO inventory method for financial and income tax purposes. Although the final outcome of these proposals cannot be ascertained at this time, the ultimate impact to Sunoco of the transition from LIFO to another inventory method could be material. However, Sunoco’s exit from the refining business should significantly reduce the Company’s exposure to this issue.

Cash Flows from Operating Activities—In 2011, Sunoco’s cash generation was $137 million compared to $1,694 and $548 million in 2010 and 2009, respectively. The $1,557 million decrease in cash generation in 2011 was largely due to a decrease in operating results and an increase in cash used to fund working capital changes pertaining to operating activities, partially offset by an increase in noncash charges. An increase in working capital during 2011 was largely attributable to increases in coal and coke inventories and the repayment of retained crude payables from the Toledo refinery. The $1,146 million increase in cash generation in 2010 was primarily due to higher net income and a decrease in working capital levels pertaining to operating activities. Cash generation in 2010 includes federal income tax refunds totaling $526 million received by the Company for the carryback of its 2009 net operating loss. Partially offsetting these positive factors were cash contributions to the Company’s defined benefit pension plans.

Other Cash Flow Information—Divestment activities also have been a source of cash. During the 2009-2011 period, proceeds from divestments totaled $1,821 million and related primarily to the divestments of the Toledo refinery and related inventory in 2011, discontinued chemicals operations and related inventory in 2011 and 2010, and the Tulsa refinery and related inventory and the retail heating oil and propane distribution business in 2009 as well as the sale of retail gasoline outlets throughout the 2009-2011 period.

During 2011, 2010 and 2009, Sunoco received $98, $91 and $98 million, respectively, from the Partnership representing 47, 48 and 57 percent, respectively, of the Partnership’s total cash distributions. These amounts include $50, $46 and $48 million, respectively, in 2011, 2010 and 2009 attributable to Sunoco’s general partner interest and incentive distribution rights. Sunoco’s share of Partnership distributions is expected to be 47 percent at the Partnership’s current quarterly cash distribution rate but is expected to increase to approximately 49 percent, assuming the Partnership’s current quarterly cash distribution rate and no additional unit issuances, when the deferred distribution units convert to common units in the third quarter of 2012 (see below).

In 2009, Sunoco Logistics Partners L.P. issued 6.75 million limited partnership units in a public offering, generating $110 million of net proceeds. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights and sold 6.60 million of its limited partnership units to the public, generating $145 million of net proceeds. In August 2010, the Partnership issued 6.04 million limited partnership units in a public offering, generating $144 million of net proceeds.

In July 2011, the Partnership issued 3.94 million deferred distribution units valued at $98 million and paid $2 million in cash to Sunoco in exchange for the tank farm and related assets located at the Eagle Point refinery. These units will not participate in Partnership distributions until they convert into common units on the one-year anniversary of their issuance. Upon completion of this transaction, Sunoco’s interest in the Partnership’s limited partner units increased to the current 32 percent.

The Partnership acquired interests in various pipelines and other logistics assets during the 2009-2011 period (see “Capital Program” below). The Partnership expects to finance future growth opportunities with a combination of borrowings and the issuance of additional limited partnership units to the public to maintain a balanced capital structure. Any issuance of limited partnership units to the public would dilute Sunoco’s ownership interest in the Partnership.

On July 12, 2011, Sunoco borrowed $300 million from an affiliate of one of SunCoke Energy’s IPO underwriters. On July 26, 2011, an IPO of 13.34 million shares of SunCoke Energy common stock was completed at an offering price of $16 per share. Sunoco’s $300 million borrowing was satisfied at the closing of the IPO through an exchange of the 13.34 million shares of SunCoke Energy stock valued at $213 million and a cash payment of $87 million. Sunoco incurred underwriters’ commissions and other expenses totaling $21 million in connection with the offering. Also in July 2011, concurrent with its IPO, SunCoke Energy issued $400 million aggregate principal of 7.625 percent senior notes which mature in 2019 and borrowed $300 million under a senior secured term loan credit facility which matures in 2018. The term loan credit facility provides for incremental borrowings up to $75 million which are available subject to the satisfaction of certain conditions. SunCoke Energy borrowed an additional $30 million under the term loan credit facility in December 2011. The senior notes and the term loan credit facility are guaranteed by each direct and indirect, existing and future, domestic material restricted subsidiary of SunCoke Energy. SunCoke Energy used a portion of the proceeds from its borrowings to repay $575 million of intercompany debt payable to a subsidiary of Sunoco (see “Financial Capacity” below for additional debt activity).

During the third quarter of 2011, the Company repurchased 14.41 million shares of its common stock for $500 million. In February 2012, the Board of Directors approved a plan to repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase is expected to occur over the next 12 to 18 months.

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

In November 2011, Sunoco entered into an $800 million secured revolving credit agreement with a syndicate of 17 participating banks (the “Secured Facility”) which matures in November 2012. Concurrent with this agreement, the Company terminated its existing $1.2 billion revolving credit facility and transferred all commitments outstanding under this facility to the Secured Facility. Borrowings under the Secured Facility may be made up to the lesser of the total available commitments or the amount of a periodically adjusted borrowing base which is calculated by reference to the value of collateral that includes the Company’s eligible crude oil and refined product inventories; certain receivables from inventory sales (other than receivables generated from sales of refined products subject to the Company’s existing securitization facility); 3.25 million common units, representing limited partnership interests in Sunoco Logistics Partners L.P.; and eligible cash and cash equivalent balances. The Secured Facility includes a letter of credit sub-facility, limited to the lesser of the entire aggregate commitment or the borrowing base, and a $125 million sub-facility for same-day borrowings (as defined in the Secured Facility). Borrowings outstanding under the Secured Facility bear interest at a base rate plus an applicable margin that varies based upon the Company’s credit rating (as defined in the Secured Facility). The Secured Facility contains covenants which require the Company to maintain liquidity of at least $400 million and collateral equal to at least 110 percent of borrowings outstanding under the Secured Facility. At December 31, 2011, there were no borrowings under the Secured Facility; however, the Secured Facility was being used at that date to support letters of credit totaling $64 million and $103 million of floating-rate notes due in 2034. The floating-rate notes were repaid in January 2012.

In July 2011, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with four participating banks, extending its accounts receivable securitization facility that was scheduled to expire in August 2011 by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $250 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At December 31, 2011, there was approximately $310 million of accounts receivable eligible to support this facility; however, there were no borrowings outstanding under the facility as of that date. The facility was being used to support letters of credit totaling $110 million at December 31, 2011.

In August 2011, the Partnership replaced its existing $458 million of credit facilities with two new credit facilities totaling $550 million. The Partnership’s new credit facilities consist of a five-year $350 million unsecured credit facility and a $200 million 364-day unsecured credit facility which is available to fund certain inventory activities. There were no borrowings outstanding under the Partnership’s facilities at December 31, 2011. The $350 and $200 million credit facilities contain various covenants including the requirement that the Partnership’s total debt to EBITDA ratio (each as defined in the facilities) not exceed 5.00 to 1. This ratio can generally be increased to 5.50 to 1 during an acquisition period (as defined in the facilities). At December 31, 2011, the Partnership’s ratio of total debt to EBITDA was 3.1 to 1.

The following table sets forth Sunoco’s cash and cash equivalents and outstanding debt (in millions of dollars):

	December 31,
	2011	2010
Cash and cash equivalents*	$2,064	$1,485

Short-term borrowings	$103	$115
Current portion of long-term debt	282	178
Long-term debt	3,159	2,136

Total debt**	$3,544	$2,429

*	Includes $112 and $128 million, respectively, attributable to Sunoco Logistics Partners L.P. and SunCoke Energy, Inc. at December 31, 2011.
**	Includes $1,698 and $1,129 million, respectively, attributable to Sunoco Logistics Partners L.P. at December 31, 2011 and 2010 and $726 million attributable to SunCoke Energy, Inc. at December 31, 2011.

In July 2011, the Partnership issued $600 million of long-term debt, consisting of $300 million of 4.65 percent notes due in 2022 and $300 million of 6.10 percent notes due in 2042. In July 2011, concurrent with its IPO, SunCoke Energy issued $400 million aggregate principal of 7.625 percent notes which mature in 2019 and borrowed $300 million under a senior secured term loan credit facility which matures in 2018. SunCoke Energy’s term loan credit facility provides for incremental borrowings up to $75 million which are available subject to the satisfaction of certain conditions. SunCoke Energy borrowed an additional $30 million under the term loan credit facility in December 2011.

In February 2012, the Company announced that it intends to spend approximately $400 million in 2012 to reduce debt, including approximately $100 million of floating-rate notes that were redeemed in January 2012 (see above).

Management believes the Company can access the capital markets to pursue strategic opportunities as they arise. In addition, the Company has the option of selling a portion of its Partnership interests, and the Partnership has the option of issuing additional common units.

Contractual Obligations—The following table summarizes the Company’s significant contractual obligations (excluding those attributable to SunCoke Energy which was spun-off on January 17, 2012) as of December 31, 2011 (in millions of dollars):

		Payment Due Dates
	Total	2012	2013-2014	2015-2016	Thereafter
Total debt:
Principal	$2,818	$382	$427	$425	$1,584
Interest	1,716	164	301	212	1,039
Operating leases*	584	81	121	90	292
Purchase obligations:
Crude oil, other feedstocks and refined products	6,764	6,764	—	—	—
Transportation and distribution	546	101	155	125	165
Other	214	58	59	32	65

	$12,642	$7,550	$1,063	$884	$3,145

*	Includes $177 million pertaining to lease extension options which are assumed to be exercised.

Sunoco’s operating leases include leases for marine transportation vessels, service stations, office space and other property and equipment. Operating leases include all operating leases that have initial noncancelable terms in excess of one year. Approximately 20 percent of the $584 million of future minimum annual rentals relates to time charters for marine transportation vessels.

A purchase obligation is an enforceable and legally binding agreement to purchase goods or services that specifies significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Sunoco’s principal purchase obligations in the ordinary course of business consist of: crude oil, other feedstocks and refined products and transportation and distribution services, including pipeline and terminal throughput and railroad services. Approximately one half of the contractual obligations to purchase crude oil, other feedstocks and refined products reflected in the above table for 2012 relates to spot-market purchases to be satisfied within the first 90 days of the year. Sunoco also has contracts to acquire or construct properties, plants and equipment, and other contractual obligations, primarily related to services and materials, including commitments to purchase supplies and various other maintenance, systems and communications services. Most of Sunoco’s purchase obligations are based on market prices or formulas based on market prices. These purchase obligations generally include fixed or minimum volume requirements. The purchase obligation amounts in the table above are based on the minimum quantities to be purchased at estimated prices to be paid based on current market conditions. Accordingly, the actual amounts may vary significantly from the estimates included in the table.

Sunoco also has obligations pertaining to unrecognized tax benefits and related interest and penalties amounting to $28 million, which have been excluded from the table above as the Company does not believe it is practicable to make reliable estimates of the periods in which payments for these obligations will be made (see Note 4 to the Consolidated Financial Statements under Item 8). In addition, Sunoco has obligations with respect to its defined benefit pension plans and postretirement health care plans, which have also been excluded from the table above (see “Retirement Benefit Plans” below and Note 9 to the Consolidated Financial Statements under Item 8).

Off-Balance Sheet Arrangements—The Company has not entered into any transactions, agreements or other contractual arrangements that would result in significant off-balance sheet liabilities.

Capital Program

The following table sets forth Sunoco’s planned and actual capital expenditures for additions to properties, plants and equipment as well as the Company’s acquisitions and other capital outlays (in millions of dollars):

	2012 Plan	2011	2010	2009
Logistics*	$350	$592	$426	$225
Retail Marketing**	150	129	124	80
Refining and Supply:
Continuing operations	30	120	247	377
Discontinued Tulsa operations	—	—	—	3
Discontinued chemicals operations	—	17	20	35
Coke***	†	284	223	229

Consolidated capital program	$530	$1,142	$1,040	$949

*	Includes acquisitions totaling $381, $243 and $50 million during 2011, 2010 and 2009, respectively.
**	Includes acquisition totaling $25 million in 2010.
***Includes	acquisition totaling $38 million in 2011.
†	Excludes planned capital spending for SunCoke Energy which was separated from Sunoco by means of a spin-off on January 17, 2012.

The Company’s 2012 planned capital expenditures consist of $370 million for income improvement projects, $95 million for infrastructure spending and $65 million for environmental projects. The $370 million of outlays for income improvement projects consist of $300 million related to growth opportunities in the Logistics business and $70 million for various other income improvement projects in Retail Marketing.

The Company’s 2011 capital outlays consisted of $416 million for income improvement projects; $419 million for acquisitions; $203 million for infrastructure spending; $41 million for turnarounds at the Company’s refineries; and $63 million for environmental projects. The $416 million of outlays for income improvement projects consisted of $170 million related to growth opportunities in the Logistics business; $179 million towards the construction of a cokemaking facility in Middletown, OH; and $67 million for various other income improvement projects primarily in Retail Marketing and Coke. The $419 million of outlays for acquisitions related to the purchase by the Logistics business of a crude oil purchasing and marketing business, a refined products terminal and the acquisition of a controlling financial interest in a pipeline joint venture and the acquisition of a coal company by SunCoke Energy.

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

Retirement Benefit Plans

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	December 31,
	2011	2010
Balance at beginning of year	$1,008	$804
Increase (reduction) in market value of investments resulting from:
Net investment income	57	149
Company contributions	—	234
Plan benefit payments	(212)	(168)
Divestments	—	(11)

Balance at end of year	$853	$1,008

As a result of the workforce reduction, divestments and the permanent shutdown of the Eagle Point refinery, the Company incurred noncash charges related to settlement and curtailment losses and special termination benefits in these plans during 2011, 2010 and 2009 totaling approximately $60, $55 and $130 million pretax, respectively. In 2010, the Company contributed $234 million to its funded defined benefit plans consisting of $144 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. The Company expects to make voluntary contributions of approximately $80 million during 2012 to its funded defined benefit plans. At December 31, 2011, the projected benefit obligation for the Company’s funded pension plans (excluding amounts attributable to SunCoke Energy), determined using a discount rate of 4.15 percent, exceeded plan assets by approximately $160 million. The Company also has unfunded obligations for other defined benefit plans which totaled $83 million at December 31, 2011. There is no legal requirement to pre-fund these plans which are funded as benefit payments are made.

Effective June 30, 2010, pension benefits under the Company’s defined benefit pension plans were frozen for most of the participants in these plans at which time the Company instituted a discretionary profit-sharing contribution on behalf of these employees in its defined contribution plan. The Company expects that upon its exit from the refining business, defined benefit pension plans will be frozen for all participants and no additional benefits will be earned.

Environmental Matters

General

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. As with the industry generally, compliance with existing and anticipated laws and regulations increases the overall cost of operating Sunoco’s businesses, including remediation, operating costs and capital costs to construct, maintain and upgrade equipment and facilities. Existing laws and regulations have required, and are expected to continue to require, Sunoco to make significant expenditures of both a capital and an expense nature. Pollution abatement capital outlays are expected to approximate $65 and $53 million in 2012 and 2013, respectively.

Remediation Activities

Information regarding remediation activities at Sunoco’s facilities and at formerly owned or third-party sites is included in the discussion under “Environmental Remediation Activities” in Note 13 to the Consolidated Financial Statements (Item 8) and is incorporated herein by reference.

Regulatory Matters

Through the operation of its refining and marketing facilities, Sunoco’s operations emit greenhouse gases (“GHG”), including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. Current proposals being considered by Congress include cap and trade legislation and carbon taxation legislation. One current cap and trade bill proposes a system that would begin in 2012 which would require the Company to provide carbon emission allowances for emissions at its manufacturing facilities as well as emissions caused by the use of fuels it sells. The cap and trade program would require affected businesses to buy emission credits from the government, other businesses or through an auction process. The exact amount of such costs, as well as those that could result from any carbon taxation would not be established until the future. However, the Company believes that these costs could be material, and there is no assurance that the Company would be able to recover them in the sale of its products. Other federal and state actions to develop programs for the reduction of GHG emissions are also being considered. In addition, during 2009, the EPA indicated that it intends to regulate carbon dioxide emissions. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining, and proposals to significantly increase automobile fleet efficiency and potentially eliminate the ethanol tax credit are also under consideration. If enacted, such proposals could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

MTBE Litigation

Information regarding certain MTBE litigation in which Sunoco is a defendant is included in the discussion under “MTBE Litigation” in Note 13 to the Consolidated Financial Statements (Item 8) and is incorporated herein by reference.

Conclusion

Management believes that the environmental matters discussed above are potentially significant with respect to results of operations or cash flows for any future period. However, management does not believe that such matters will have a material impact on Sunoco’s consolidated financial position or, over an extended period of time, on Sunoco’s cash flows or liquidity.

Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Sunoco uses swaps, options, futures, forwards and other derivative instruments to hedge a variety of commodity price risks. Such derivative instruments are used from time to time to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in what Sunoco considers to be acceptable margins for various refined products and to lock in the price of a portion of the Company’s electricity and natural gas purchases or sales and transportation costs. Sunoco does not hold or issue derivative instruments for speculative purposes.

Sunoco is at risk for possible changes in the market value of all of its derivative contracts; however, such risk would be mitigated by price changes in the underlying hedged items. Sunoco’s accumulated net derivative deferred positions, before income taxes, on all of its open derivative contracts amounted to a gain of $1 million at December 31, 2011. Open contracts as of December 31, 2011 vary in duration but generally do not extend beyond 2012. The potential decline in the market value of these derivatives from a hypothetical 10 percent adverse change in the year-end market prices of the underlying commodities that were being hedged by derivative contracts at December 31, 2011 was approximately $95 million. This hypothetical loss was estimated by multiplying the difference between the hypothetical and the actual year-end market prices of the underlying commodities by the contract volume amounts which include 9.0 million barrels of crude oil and refined products, 240 thousand pounds of soy beans and 240 thousand MMBTUs of natural gas at December 31, 2011.

Sunoco also is exposed to credit risk in the event of nonperformance by derivative counterparties. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached. As a result, the Company had no significant derivative counterparty credit exposure at December 31, 2011 (see Note 17 to the Consolidated Financial Statements under Item 8).

Interest Rate Risk

Sunoco has market risk exposure for changes in interest rates relating to its outstanding borrowings. Sunoco manages this exposure to changing interest rates through the use of a combination of fixed- and floating-rate debt. Sunoco also uses interest rate swaps from time to time to manage interest costs and minimize the effects of interest rate fluctuation on cash flows associated with its credit facilities. At December 31, 2011, the Company (excluding amounts attributable to SunCoke Energy) had $2,715 million of fixed-rate debt and $103 million of floating-rate debt. The floating-rate notes were repaid in January 2012. A hypothetical one-percentage point decrease in interest rates would increase the fair value of the Company’s fixed-rate borrowings at December 31, 2011 by approximately $190 million. Sunoco also has market risk exposure for changes in interest rates relating to its retirement benefit plans (see “Critical Accounting Policies—Retirement Benefit Liabilities” below).

Dividends and Share Repurchases

The Company has paid cash dividends regularly on a quarterly basis since 1904. The Company reduced the quarterly cash dividend paid on its common stock by 50 percent to $.15 per share ($.60 per year) beginning with the first quarter of 2010. In February 2012, the Company announced a 33 percent increase in its quarterly dividend to $.20 per share ($.80 per year). The higher dividend is effective for the dividend payable in March 2012. The Company’s management believes that Sunoco’s new dividend level is sustainable under current conditions.

During the third quarter of 2011, the Company repurchased 14.41 million shares of its outstanding common stock for $500 million. In 2010 and 2009, the Company did not repurchase any of its common stock in the open market. In February 2012, the Board of Directors approved a plan to repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase is expected to occur over the next 12 to 18 months.

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

Retirement Benefit Liabilities

Sunoco has substantial obligations in connection with its funded and unfunded noncontributory defined benefit pension plans. Effective June 30, 2010, benefits under these plans were frozen for most participants. The Company expects that upon its exit from the refining business, defined benefit pension plans will be frozen for all participants and no additional benefits will be earned. In addition, Sunoco has postretirement benefit plans which provide health care benefits for substantially all of its current retirees. Medical benefits under Sunoco’s plans were also phased down or eliminated for all employees retiring after July 1, 2010. The postretirement benefit plans are currently unfunded and the costs are shared by Sunoco and its retirees. The levels of required retiree contributions to these plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance. In addition, there is a per retiree dollar cap on Sunoco’s annual contributions for its principal postretirement health care benefits plan. In February 2012, the Company announced that it was establishing a trust for the Company’s postretirement benefit liabilities by making a tax-deductible contribution of approximately $200 million and restructuring the retiree medical plan to eliminate Sunoco’s liability beyond this funded amount. By prefunding and restructuring this postretirement medical plan, annual pretax costs of this plan will be approximately $20 million lower than previous expectations, annual pretax cash flow will be improved by approximately $30 million and the accumulated postretirement medical liability will be reduced by approximately $60 million. The retiree medical plan change also eliminates substantially all of the Company’s future exposure to variances between actual results and assumptions used to estimate retiree medical plan obligations.

The principal assumptions that impact the determination of both expense and benefit obligations for Sunoco’s pension plans are the discount rate and the long-term expected rate of return on plan assets.

The discount rate used to determine the present value of future pension payments is based on a portfolio of high-quality (AA rated) corporate bonds with maturities that reflect the estimated duration of Sunoco’s pension benefit obligations. The present values of Sunoco’s future pension obligations were determined using a discount rate of 4.15 percent at December 31, 2011 and 4.95 percent at December 31, 2010. Sunoco’s expense under its pension plans is generally determined using the discount rate as of the beginning of the year, or using a weighted-average rate when curtailments, settlements and/or other events require plan remeasurements during the year. The weighted-average discount rate used for determining expense for pension plans was 4.80 percent for 2011, 5.20 percent for 2010 and 6.00 percent for 2009, and is expected to be 4.15 percent for 2012 subject to adjustment for any remeasurement events which may occur during the year.

The long-term expected rate of return on plan assets was assumed to be 8.25 percent for each of the last three years. A long-term expected rate of return of 7.50 percent on plan assets is expected to be used to determine Sunoco’s pension expense for 2012. The expected rate of return on plan assets is estimated utilizing a variety of factors including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and fixed income securities. The duration of the fixed income portfolio has been increased to better match the duration of the plan obligations. The objective of this strategy change is to reduce the volatility of investment returns, maintain a sufficient funded status of the plans and limit required contributions. The Company anticipates further shifts in targeted asset allocation from equity securities to fixed income securities if funding levels improve due to asset performance or Company contributions. The expected future changes are the primary driver of the reduction in the long-term expected return on assets for 2012. In determining pension expense, the Company applies the expected rate of return to the market-related value of plan assets at the beginning of the year, which is determined using a quarterly average of plan assets from the preceding year. The expected rate of return on plan assets is designed to be a long-term assumption. It generally will differ from the actual annual return which is subject to considerable year-to-year variability. For 2011, the pension plan assets generated a positive return of 6.7 percent, compared to 16.0 and 25.2 percent in 2010 and 2009, respectively. For the 15-year period ended December 31, 2011, the compounded annual investment return on Sunoco’s pension plan assets was a positive return of 7.1 percent. While the 15-year period return is below the Company’s expected return, this is largely a result of a negative return of 28.8 percent in 2008 which was one of the worst asset return periods in history as a result of the financial crisis in the second half of the year. As permitted by existing accounting rules, the Company does not recognize currently in pension expense the difference between the expected and actual return on assets. Rather, the difference along with other actuarial gains or losses resulting from changes in actuarial assumptions used in accounting for the plans (primarily the discount rate) and differences between actuarial assumptions and actual experience are fully recognized in the consolidated balance sheets. Except as discussed below, if such actuarial gains and losses on a cumulative basis exceed 10 percent of the projected benefit obligation, the excess is amortized into earnings as a component of pension or postretirement benefits expense generally over the average remaining service period of plan participants still employed with the Company, which currently is approximately 9 years for the pension plans (excluding service periods attributable to SunCoke Energy). At December 31, 2011, the accumulated net actuarial loss for defined benefit plans was $408 million (excluding $15 million attributable to SunCoke Energy).

Sunoco is also required to accelerate the recognition of a portion of its cumulative actuarial losses into earnings if the amount of pension liabilities settled in a given year is greater than the service and interest cost components of the related defined benefit plans expense. As a result of the workforce reduction, divestments and the permanent shutdown of the Eagle Point refinery, the Company incurred pretax noncash settlement losses totaling $56, $56 and $111 million with respect to its defined benefit plans in 2011, 2010 and 2009, respectively. In addition, as a result of the above-noted changes, the service cost and interest on the existing defined benefit pension plan obligations have declined. This reduction in service and interest cost increases the likelihood that settlement gains or losses, representing the accelerated amortization of deferred gains and losses, will be recognized in the future as previously earned lump sum payments are made.

Set forth below are the estimated increases in expense and the related benefit obligations, which represents the projected benefit obligation for defined benefit plans, that would occur in 2012 from a change in the indicated assumptions (dollars in millions):

	Change in Rate	Expense*	Benefit Obligations*
Pension benefits:
Decrease in the discount rate	0.25%	$2	$27
Decrease in the long-term expected rate of return on plan assets	0.25%	$2	$—

*Excludes	amounts attributable to SunCoke Enegy which was separated from Sunoco by means of a spin-off on January 17, 2012.

Long-Lived Assets

The cost of plants and equipment is generally depreciated on a straight-line basis over the estimated useful lives of the assets. Useful lives are based on historical experience and are adjusted when changes in planned use, technological advances or other factors show that a different life would be more appropriate. Changes in useful lives that do not result in the impairment of an asset are recognized prospectively. There have been no significant changes in the useful lives of the Company’s plants and equipment during the 2009-2011 period.

A decision to dispose of an asset may necessitate an impairment review. If the criteria of assets held for sale are met, an impairment would be recognized for any excess of the aggregate carrying amount of assets and liabilities included in the disposal group over their fair value less cost to sell. The aggregate fair value less cost to sell of the Toledo refinery and related assets, which were classified as held for sale at December 31, 2010, exceeded the related carrying amount of the disposal group and, as a result, no impairment was recognized in 2010.

Long-lived assets, other than those held for sale, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Such events and circumstances include, among other factors: operating losses; unused capacity; market value declines; technological developments resulting in obsolescence; changes in demand for the Company’s products or in end-use goods manufactured by others utilizing the Company’s products as raw materials; changes in the Company’s business plans or those of its major customers, suppliers or other business partners; a decision to dispose of an asset; changes in competition and competitive practices; uncertainties associated with the United States and world economies; changes in the expected level of capital, operating or environmental remediation expenditures; and changes in governmental regulations or actions. Additional factors impacting the economic viability of long-lived assets are described under “Forward-Looking Statements” below.

Long-lived assets that are not held for sale are considered impaired when the undiscounted net cash flows expected to be generated by the assets are less than their carrying amount. Such estimated future cash flows are highly subjective and are based on numerous assumptions about future operations and market conditions. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the impaired asset. It is also difficult to precisely estimate fair market value because quoted market prices for the Company’s long-lived assets may not be readily available and offers by potential purchasers are subject to uncertainty as to the ultimate likelihood of completing a sale until a binding agreement is executed. Therefore, fair market value is generally based on a combination of the present values of estimated future cash flows using discount rates commensurate with the risks associated with the assets being reviewed for impairment, comparable sales transactions and offers by potential purchasers as adjusted to reflect the probability of completing a sales transaction. Such estimates also reflect potential alternative uses of the facilities, where appropriate.

Sunoco had asset impairments totaling $1,565, $22 and $285 million after tax during 2011, 2010 and 2009, respectively. The impairments in 2011 related primarily to asset write-downs at the Company’s Northeast Refineries in connection with Sunoco’s decision to exit its refining business and at the Company’s discontinued chemicals facilities prior to their divestments. The impairments in 2010 and 2009 related primarily to asset write-downs of the Eagle Point refinery which was permanently shut down in the fourth quarter of 2009. Estimates utilized in 2011 in determining the fair market values of the Northeast Refineries and the discontinued chemicals facilities were largely based upon discounted projected cash flows, comparable sales transactions and offers by potential purchasers as adjusted to reflect the probability of completing a sales transaction. The estimates related to the Northeast Refineries also reflect potential alternative uses of the facilities, where appropriate. Estimates of the fair market value of the Eagle Point refinery assets utilized in 2010 and 2009 were largely based upon an independent appraiser’s use of observable current replacement costs of similar new equipment adjusted to reflect the age, condition, maintenance history and estimated remaining useful life. Since the fair value measurements utilized during the 2009-2011 period reflected both observable and unobservable inputs, they were determined to be level 3 fair value measurements within the fair value hierarchy under generally accepted accounting principles. For a further discussion of these asset impairments, see Note 2 to the Consolidated Financial Statements (Item 8).

Environmental Remediation Activities

Sunoco is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and/or remediation efforts at many of Sunoco’s facilities and at formerly owned or third-party sites. Sunoco’s accrual for environmental remediation activities amounted to $110 million at December 31, 2011. In February 2012, Sunoco announced that it intends to contribute approximately $250 million by the end of 2012 to establish a segregated environmental fund by means of a captive insurance company to be used for the remediation of legacy environmental obligations. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that Sunoco no longer operates, closed and/or sold refineries and other formerly owned sites.

Sunoco’s accrual for environmental remediation activities reflects anticipated work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent they are probable of occurrence and reasonably estimable.

Under various environmental laws, including the Resource Conservation and Recovery Act (“RCRA”) (which relates to solid and hazardous waste treatment, storage and disposal), Sunoco has initiated corrective remedial action at its facilities, formerly owned facilities and third-party sites. At the Company’s major manufacturing facilities, Sunoco has consistently assumed continued industrial use and a containment/

remediation strategy focused on eliminating unacceptable risks to human health or the environment. The remediation accruals for these sites reflect that strategy. Accruals include amounts to prevent off-site migration and to contain the impact on the facility property, as well as to address known, discrete areas requiring remediation within the plants. Activities include closure of RCRA solid waste management units, recovery of hydrocarbons, handling of impacted soil, mitigation of surface water impacts and prevention of off-site migration. A change in this approach as a result of changing the intended use of a property or a sale to a third party could result in a higher cost remediation strategy in the future.

Sunoco currently owns or operates certain retail gasoline outlets where releases of petroleum products have occurred. Federal and state laws and regulations require that contamination caused by such releases at these sites and at formerly owned sites be assessed and remediated to meet the applicable standards. The obligation for Sunoco to remediate this type of contamination varies, depending on the extent of the release and the applicable laws and regulations. A portion of the remediation costs may be recoverable from the reimbursement fund of the applicable state, after any deductible has been met.

In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. Sunoco’s estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded.

In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2011, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $165 million. This estimate of reasonably possible losses associated with environmental remediation is largely based upon analysis during 2011 and continuing into early 2012 of the potential liabilities associated with the establishment of the segregated environmental fund discussed above. It also includes estimates for remediation activities at current logistics and retail assets. This reasonably possible loss estimate in many cases reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.

In summary, total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. The recognition of additional losses, if and when they were to occur, would likely extend over many years. Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was approximately $14 million at December 31, 2011. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur or the assumptions used to estimate losses at multiple sites are adjusted, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur; however, management does not believe that any such charges would have a material adverse impact on the Company’s consolidated financial position.

Deferred Income Taxes

The Company recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Company in the future. Deferred income tax assets attributable to state and federal NOLs and federal tax credit carryforwards totaling $79 million (net of federal income tax effects), $24 million and $79 million, respectively, have been recognized in Sunoco’s consolidated balance sheet as of December 31, 2011. The state NOLs begin to expire in 2019 with a substantial portion expiring in 2029 and 2030. The federal NOL expires in 2031, while $49 million of the federal tax credit carryforwards expires in 2030 and 2031 and the balance has no expiration date. The Company has determined that a valuation allowance totaling $38 million (net of federal income tax effects) is required for the state NOLs at December 31, 2011 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. No valuation allowance has been established for the federal NOL or tax credit carryforwards. The Company also has deferred state tax assets for certain of its subsidiaries due to the projected reversal of temporary differences largely resulting from the impairment of its Northeast Refineries. In making the assessment of the realizability of the deferred tax assets, the Company relies on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. A key portion of the support for recognition of these deferred tax assets is the expected gains in 2012 on the liquidation of the Company’s crude oil and refined product inventories as a result of its exit from the refining business. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.

New Accounting Pronouncements

For a discussion of recently issued accounting standards requiring adoption subsequent to December 31, 2011, see Note 1 to the Consolidated Financial Statements (Item 8).

Forward-Looking Statements

Some of the information included in this report contains “forward-looking statements” (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). These forward-looking statements discuss estimates, goals, intentions and expectations as to future trends, plans, events, results of operations or financial condition, or state other information relating to the Company, based on current beliefs of management as well as assumptions made by, and information currently available to, Sunoco. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “possible,” “potential,” “predict,” “project,” “scheduled,” “should,” or other similar words, phrases or expressions that convey the uncertainty of future events or outcomes. Although management believes these forward-looking statements are reasonable, they are based upon a number of assumptions concerning future conditions, any or all of which may ultimately prove to be inaccurate. Forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those discussed in this report. In addition, statements in this report concerning future dividend declarations are subject to approval by the Company’s Board of Directors and will be based upon circumstances then existing. Such risks and uncertainties include, without limitation:

•	General economic, financial and business conditions which could affect Sunoco’s financial condition and results of operations;

•	Changes in refining and marketing margins;

•	Variation in crude oil and petroleum-based commodity prices and availability of crude oil and feedstock supply or transportation;

•	Effects of transportation disruptions;

•	Changes in the price differentials between light-sweet and heavy-sour crude oils;

•	Changes in the marketplace which may affect supply and demand for Sunoco’s products;

•	Changes in competition and competitive practices, including the impact of foreign imports;

•	Effects of weather conditions and natural disasters on the Company’s operating facilities and on product supply and demand;

•	Age of, and changes in the reliability, efficiency and capacity of, the Company’s operating facilities or those of third parties;

•	Changes in the expected operating levels of Company assets;

•	Changes in the level of capital expenditures or operating expenses;

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

The information required by this Item is incorporated herein by reference to the Quantitative and Qualitative Disclosures about Market Risk on pages 54-55 of this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Shareholders and Board of Directors,

Sunoco, Inc.

We have audited the accompanying consolidated balance sheets of Sunoco, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss) and equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sunoco, Inc. and subsidiaries at December 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sunoco, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 28, 2012

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Operations

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Years Ended December 31,
	2011	2010*	2009*
Revenues
Sales and other operating revenue (including consumer excise taxes)	$46,824	$36,175	$29,575
Interest income	23	5	5
Gain on remeasurement of pipeline equity interests (Note 2)	9	128	—
Other income, net (Notes 2 and 3)	60	92	116

	46,916	36,400	29,696
Costs and Expenses
Cost of products sold and operating expenses	43,130	32,011	25,876
Consumer excise taxes	2,246	2,348	2,387
Selling, general and administrative expenses	645	640	651
Depreciation, depletion and amortization	394	467	456
Payroll, property and other taxes	104	113	129
Provision for asset write-downs and other matters (Note 2)	2,629	109	687
Interest cost and debt expense	198	164	145
Interest capitalized	(26)	(15)	(39)

	49,320	35,837	30,292

Income (loss) from continuing operations before income tax expense (benefit)	(2,404)	563	(596)
Income tax expense (benefit) (Note 4)	(1,051)	118	(358)

Income (loss) from continuing operations	(1,353)	445	(238)
Income (loss) from discontinued operations, net of income taxes (Note 2)	(156)	(17)	38

Net income (loss)	(1,509)	428	(200)
Less: Net income attributable to noncontrolling interests	175	194	129

Net income (loss) attributable to Sunoco, Inc. shareholders	$(1,684)	$234	$(329)

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$(13.21)	$2.09	$(3.14)
Income (loss) from discontinued operations	(1.34)	(0.14)	0.33

Net income (loss)	$(14.55)	$1.95	$(2.81)

Diluted:
Income (loss) from continuing operations	$(13.21)	$2.09	$(3.14)
Income (loss) from discontinued operations	(1.34)	(0.14)	0.33

Net income (loss)	$(14.55)	$1.95	$(2.81)

Weighted-average number of shares outstanding (Note 5):
Basic	115.7	120.1	116.9
Diluted	115.7	120.3	116.9
Cash dividends paid per share of common stock (Note 14)	$0.60	$0.60	$1.20

*Reclassified	to conform to 2011 presentation (Notes 1 and 2).

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Balance Sheets

(Millions of Dollars)

	At December 31,
	2011	2010
Assets
Cash and cash equivalents	$2,064	$1,485
Accounts and notes receivable, net	3,071	2,679
Inventories (Note 6)	587	404
Deferred income taxes (Note 4)	286	129
Assets held for sale (Note 2)	—	1,029

Total current assets	6,008	5,726

Note receivable from sale of Toledo refinery (Note 2)	182	—
Investments and long-term receivables (Note 7)	158	160
Properties, plants and equipment, net (Note 8)	4,965	7,055
Deferred income taxes (Note 4)	68	—
Deferred charges and other assets (Note 10)	601	356

Total assets	$11,982	$13,297

Liabilities and Equity
Accounts payable	$4,098	$3,912
Accrued liabilities	741	554
Short-term borrowings (Note 11)	103	115
Current portion of long-term debt (Note 11)	282	178
Taxes payable	146	170

Total current liabilities	5,370	4,929

Long-term debt (Note 11)	3,159	2,136
Retirement benefit liabilities (Note 9)	542	481
Deferred income taxes (Note 4)	544	1,390
Other deferred credits and liabilities (Note 12)	567	562
Commitments and contingent liabilities (Note 13)

Total liabilities	10,182	9,498

Equity (Notes 14, 15 and 16)
Common stock, par value $1 per share
Authorized—400,000,000 shares;
Issued, 2011—281,924,162 shares;
Issued, 2010—281,265,236 shares	282	281
Capital in excess of par value	1,811	1,699
Retained earnings	3,947	5,702
Accumulated other comprehensive loss	(258)	(249)
Common stock held in treasury, at cost
2011—175,112,126 shares;
2010—160,669,942 shares	(4,889)	(4,387)

Total Sunoco, Inc. shareholders’ equity	893	3,046
Noncontrolling interests	907	753

Total equity	1,800	3,799

Total liabilities and equity	$11,982	$13,297

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Millions of Dollars)

	For the Years Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(1,509)	$428	$(200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on divestment of discontinued chemicals operations	(13)	169	—
Gain on remeasurement of pipeline equity interests	(9)	(128)	—
Gain on divestment of discontinued Tulsa operations	—	—	(70)
Gain on divestment of retail heating oil and propane distribution business	—	—	(44)
Provision for asset write-downs and other matters	2,898	109	699
Depreciation, depletion and amortization	410	497	521
Deferred income tax expense (benefit)	(1,165)	110	54
Payments less than (in excess of) expense for retirement plans	(8)	(130)	32
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	(392)	(390)	(705)
Inventories	(212)	82	113
Accounts payable and accrued liabilities	178	641	676
Income tax refund receivable and taxes payable	(35)	294	(525)
Other	(6)	12	(3)

Net cash provided by operating activities	137	1,694	548

Cash Flows from Investing Activities:
Capital expenditures	(723)	(772)	(899)
Acquisitions (Note 2)	(419)	(268)	(50)
Proceeds from divestments:
Discontinued chemicals operations	181	348	—
Toledo refinery and related inventory	855	—	—
Tulsa refinery and related inventory	—	—	157
Retail heating oil and propane distribution business	—	—	83
Other divestments	21	50	126
Other	(13)	(5)	(2)

Net cash used in investing activities	(98)	(647)	(585)

Cash Flows from Financing Activities:
Net proceeds from (repayments of) short-term borrowings	(12)	(282)	74
Net borrowings from money market notes (Note 16)	213	—	—
Expenses related to SunCoke Energy, Inc. initial public offering (Note 16)	(21)	—	—
Net proceeds from issuance of long-term debt	1,834	1,144	1,059
Repayments of long-term debt	(741)	(894)	(835)
Net proceeds from sale/issuance of Sunoco Logistics Partners L.P. limited partnership units (Note 16)	—	289	110
Purchase of noncontrolling interest in Indiana Harbor cokemaking operations	(34)	—	—
Cash distributions to noncontrolling interests	(122)	(123)	(94)
Cash dividend payments	(71)	(73)	(140)
Purchase of common stock for treasury	(500)	—	—
Other	(6)	—	—

Net cash provided by financing activities	540	61	174

Net increase in cash and cash equivalents	579	1,108	137
Cash and cash equivalents at beginning of period	1,485	377	240

Cash and cash equivalents at end of period	$2,064	$1,485	$377

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) and Equity

(Dollars in Millions, Shares in Thousands)

	Comprehensive Income (Loss)*	Sunoco, Inc. Shareholders’ Equity							Non- Controlling Interests
		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury
		Shares	Par Value				Shares	Cost
At December 31, 2008		281,141	$281	$1,667	$6,010	$(477)	164,263	$4,639	$438
Net income (loss)	$(200)	—	—	—	(329)	—	—	—	129
Other comprehensive loss:
Reclassifications of settlement and curtailment losses and prior service cost and actuarial loss amortization to earnings (net of related tax expense of $65)	95	—	—	—	—	95	—	—	—
Retirement benefit plans funded status adjustment (net of related tax expense of $33) (Note 9)	48	—	—	—	—	48	—	—	—
Net hedging losses (net of related tax benefit of $7)	(9)	—	—	—	—	(9)	—	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $10)	13	—	—	—	—	13	—	—	—
Net decrease in unrealized loss on available-for- sale securities (net of related tax expense of $1)	1	—	—	—	—	1	—	—	—
Cash dividends and distributions	—	—	—	—	(140)	—	—	—	(94)
Issued under stock-based incentive plans	—	65	—	—	—	—	—	—	—
Net increase in equity related to unissued shares under stock-based incentive plans	—	—	—	9	—	—	—	—	—
Net proceeds from Sunoco Logistics Partners L.P. public equity offering (Note 16)	—	—	—	22	—	—	—	—	88
Other	—	—	—	5	—	—	(2)	—	1

Total	$(52)

At December 31, 2009		281,206	$281	$1,703	$5,541	$(329)	164,261	$4,639	$562
Net income	$428	—	—	—	234	—	—	—	194
Other comprehensive loss:
Reclassifications of settlement and curtailment losses and prior service cost and actuarial loss amortization to earnings (net of related tax expense of $34)	51	—	—	—	—	51	—	—	—
Retirement benefit plans funded status adjustment (net of related tax expense of $5) (Note 9)	29	—	—	—	—	29	—	—	—
Net hedging losses (net of related tax benefit of $3)	(3)	—	—	—	—	(3)	—	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $1)	1	—	—	—	—	1	—	—	—
Net increase in unrealized gain on available-for-sale securities (net of related tax expense of $—)	2	—	—	—	—	2	—	—	—
Cash dividends and distributions	—	—	—	—	(73)	—	—	—	(123)
Issued under stock-based incentive plans	—	57	—	—	—	—	—	—	—
Net increase in equity related to unissued shares under stock-based incentive plans	—	—	—	12	—	—	—	—	—
Contribution to pension plans	—	—	—	(161)	—	—	(3,593)	(251)	—
Distribution in connection with modification of incentive distribution rights (Note 16)	—	—	—	75	—	—	—	—	(121)
Net proceeds from Sunoco Logistics Partners L.P. public equity offering (Note 16)	—	—	—	76	—	—	—	—	162
Noncontrolling interest attributable to the consolidation of pipeline acqusitions (Note 16)	—	—	—	—	—	—	—	—	80
Other	—	2	—	(6)	—	—	2	(1)	(1)

Total	$508

At December 31, 2010		281,265	$281	$1,699	$5,702	$(249)	160,670	$4,387	$753

Sunoco, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) and Equity—(Continued)

(Dollars in Millions, Shares in Thousands)

	Comprehensive Income (Loss)*	Sunoco, Inc. Shareholders’ Equity							Non- Controlling Interests
		Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury
		Shares	Par Value				Shares	Cost
At December 31, 2010		281,265	$281	$1,699	$5,702	$(249)	160,670	$4,387	$753
Net income (loss)	$(1,509)	—	—	—	(1,684)	—	—	—	175
Other comprehensive loss:
Reclassifications of settlement and curtailment losses and prior service cost and actuarial loss amortization to earnings (net of related tax expense of $30)	43	—	—	—	—	43	—	—	—
Retirement benefit plans funded status adjustment (net of related tax benefit of $37) (Note 9)	(55)	—	—	—	—	(55)	—	—	—
Net hedging gains (net of related tax expense of $1)	1	—	—	—	—	1	—	—	—
Reclassifications of net hedging losses to earnings (net of related tax expense of $1)	2	—	—	—	—	2	—	—	—
Cash dividends and distributions	—	—	—	—	(71)	—	—	—	(122)
Purchases for treasury	—	—	—	—	—	—	14,412	500	—
Issued under stock-based incentive plans	—	308	—	5	—	—	—	—	—
Net increase in equity related to unissued shares under stock-based incentive plans	—	—	—	15	—	—	—	—	—
Noncontrolling interest attributable to the consolidation of pipeline acquisition (Note 16)	—	—	—	—	—	—	—	—	20
SunCoke Energy, Inc. initial public offering (Note 16)	—	—	—	80	—	—	—	—	112
Issuance of Sunoco Logistics Partners L.P. deferred distribution units (Note 16)	—	—	—	7	—	—	—	—	(12)
Purchase of Indiana Harbor noncontrolling interest (Note 16)	—	—	—	(6)	—	—	—	—	(24)
Other	—	351	1	11	—	—	30	2	5

Total	$(1,518)

At December 31, 2011		281,924	$282	$1,811	$3,947	$(258)	175,112	$4,889	$907

*	Comprehensive income (loss) attributable to Sunoco shareholders amounted to $(1,693), $314 and $(181) million for the years ended December 31, 2011, 2010 and 2009, respectively.

(See Accompanying Notes)

Sunoco, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Sunoco, Inc. and subsidiaries (collectively, “Sunoco” or the “Company”) contain the accounts of all entities that are controlled and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. Corporate joint ventures and other investees over which the Company does not have a controlling financial interest are accounted for by the equity method. Effective January 1, 2010, the Company adopted new accounting guidance concerning the accounting and reporting for VIEs. The new guidance, among other things, clarifies when a company is to be deemed the primary beneficiary and requires an ongoing reassessment of whether an entity is the primary beneficiary of a VIE. Adoption of this new guidance had no impact on the Company’s assessments of its interests in VIEs.

A VIE is defined as a legal entity that has equity investors that do not have sufficient equity at risk for the entity to support its activities without additional subordinated financial support or, as a group, the holders of the equity at risk lack (i) the power to direct the entity’s activities or (ii) the obligation to absorb the expected losses or the right to receive the expected residual returns of the entity. A VIE is required to be consolidated by a company if that company is the primary beneficiary. The primary beneficiary is (i) the company that is subject to a majority of the risk of loss from the VIE’s activities or, if no company is subject to a majority of such risk, the company that is entitled to receive a majority of the VIE’s residual returns, and (ii) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance.

Sunoco completed divestments of its phenol and acetone chemicals manufacturing facilities during 2011 and completed the sale of the common stock of its polypropylene chemicals business in 2010. In 2009, Sunoco completed the sale of its Tulsa refinery. As a result of these transactions, the results of operations of Sunoco’s chemicals businesses and the Tulsa refinery, including related charges for asset write-downs and gains (losses) recognized in connection with such divestments, have been classified as discontinued operations for all periods presented in the consolidated statements of operations and related notes (Note 2).

On January 17, 2012, the Company completed the separation of SunCoke Energy, Inc. (“SunCoke Energy”) from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off. The results of operations of the Coke business will be classified as discontinued operations in the consolidated statements of operations effective with the distribution date (Note 16).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual amounts could differ from these estimates.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform to the current-year presentation.

Revenue Recognition

The Company sells various refined products (including gasoline, middle distillates, residual fuel and petrochemicals), coke and coal and also sells crude oil in connection with the crude oil acquisition and marketing activities of its publicly traded limited partnership. In addition, the Company sells a broad mix of merchandise such as groceries, fast foods and beverages at its convenience stores, operates common carrier pipelines and provides terminalling services, including storage, distribution and blending services, through its publicly traded limited partnership and provides a variety of car care services at its retail gasoline outlets. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided. Title passage generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. In addition, revenues are not recognized until sales prices are fixed or determinable and collectibility is reasonably assured.

Crude oil and refined product exchange transactions, which are entered into primarily to acquire crude oil and refined products of a desired quality or at a desired location, are netted in cost of products sold and operating expenses in the consolidated statements of operations.

Consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income (loss).

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

Depreciation and Retirements

Plants and equipment are generally depreciated on a straight-line basis over their estimated useful lives. Gains and losses on the disposals of fixed assets are generally reflected in net income (loss).

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

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, and indefinite-lived intangible assets are tested for impairment at least annually rather than being amortized. Sunoco determined that $2 million of goodwill allocated to its Eagle Point refinery was impaired during 2009 (Note 2). No other goodwill or any indefinite-lived intangible assets were impaired during the 2009-2011 period. Intangible assets with finite useful lives are amortized over their useful lives in a manner that reflects the pattern in which the economic benefit of the intangible assets is consumed. In addition, goodwill and intangible assets associated with assets to be disposed of are included in the carrying amount of such assets in determining the gain or loss on disposal.

In September 2011, new accounting guidance was issued related to the testing of goodwill for impairment. This guidance provides entities with the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is not less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test. Entities have the option of bypassing the qualitative analysis in any period and proceeding directly to the two-step impairment test. The provisions of this guidance are effective January 1, 2012 for the Company and are not expected to have a material impact on the consolidated financial statements.

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

All of the Company’s derivatives are recognized in the consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in earnings as they occur. If the derivative instruments are designated as hedges for accounting purposes, the effective portions of changes in their fair values are reflected initially as a separate component of equity and subsequently recognized in earnings when the hedged items are recognized in earnings. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in earnings. The amount of hedge ineffectiveness on derivative contracts during the 2009-2011 period was not material.

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

Retirement Benefit Liabilities

The funded status of defined benefit and postretirement benefit plans is fully recognized in the consolidated balance sheets. It is determined by the difference between the fair value of plan assets and the benefit obligation, with the benefit obligation represented by the projected benefit obligation for defined benefit plans and the accumulated postretirement benefit obligation for postretirement benefit plans. Actuarial gains (losses) and prior service benefits (costs) which have not yet been recognized in earnings are recognized as a credit (charge) to the accumulated other comprehensive loss component of equity. The credit (charge) to equity, which is reflected net of related tax effects, is subsequently recognized in earnings when amortized as a component of defined benefit plans and postretirement benefit plans expense. In addition, the credit (charge) may also be recognized in earnings as a result of a plan curtailment or settlement.

Noncontrolling Interests

The Company reflects all changes in noncontrolling interests that do not result in a loss of control of the subsidiary as equity transactions at the time of the change. In addition, the Company recognizes any gains (losses) in earnings resulting from the remeasurement of its pre-acquisition equity interests to fair value upon consolidation.

Stock-Based Compensation

Stock-based compensation awards are recorded utilizing a fair-value-based method of accounting.

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

Fair Value Measurements

The Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As required, the Company utilizes valuation techniques that maximize the use of observable inputs (levels 1 and 2) and minimize the use of unobservable inputs (level 3) within the fair value hierarchy included in current accounting guidance. The Company generally applies the “market approach” to determine fair value when available. This method uses pricing and other information generated by market transactions for identical or comparable assets and liabilities. Assets and liabilities are classified within the fair value hierarchy based on the lowest level (least observable) input that is significant to the measurement in its entirety.

In May 2011, new accounting guidance was issued which amended certain fair value measurement provisions and provides for enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for fair value measurements based on unobservable inputs (level 3). The provisions of this guidance are effective January 1, 2012 for the Company and are not expected to have a material impact on the consolidated financial statements and disclosures.

2. Changes in Business and Other Matters

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

In May 2011, Sunoco Logistics Partners L.P. (the “Partnership”) obtained a controlling financial interest in Inland Corporation (“Inland”) through a series of transactions involving Sunoco and a third party. Sunoco exercised its rights to acquire additional ownership interests in Inland for $56 million, net of cash received, and the Partnership purchased additional ownership interests from a third party for $30 million. The Partnership’s total ownership interest in Inland increased to 84 percent after it purchased all of Sunoco’s interests. As a result of these transactions, Inland became a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recognized a $9 million gain ($6 million after tax) from the remeasurement of its pre-acquisition equity interests in Inland to fair value upon consolidation. This gain is reported separately in the consolidated statements of operations.

In August 2011, the Partnership acquired a crude oil purchasing and marketing business from Texon L.P. (“Texon”) for $222 million including $17 million attributable to the fair value of crude oil inventory. The purchase consists of a lease crude business and gathering assets in 16 states, primarily in the western United States. The current crude oil volume of the business is approximately 75 thousand barrels per day at the wellhead.

Also in August 2011, the Partnership acquired a refined products terminal located in East Boston, MA (“East Boston Terminal”) from affiliates of ConocoPhillips for $73 million including $17 million attributable to the fair value of inventory. The terminal is the sole service provider of Logan International Airport under a long-term contract.

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

The Partnership also exercised its rights to acquire additional ownership interests in Mid-Valley Pipeline Company (“Mid-Valley”) and West Texas Gulf Pipe Line Company (“WTG”) for a total of $85 million during the third quarter of 2010, increasing its ownership interests in Mid-Valley and WTG to 91 and 60 percent, respectively. Since the Partnership obtained a controlling financial interest in both Mid-Valley and WTG, the joint ventures were both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. In connection with these acquisitions, Sunoco recognized a $128 million pretax gain ($37 million after tax attributable to Sunoco shareholders) from the remeasurement of the pre-acquisition equity interests in Mid-Valley and WTG to fair value upon consolidation. The fair value of such interests was determined based on the amounts paid by the Partnership in connection with the exercise of its acquisition rights. This gain is reported separately in the consolidated statements of operations.

In December 2010, Sunoco acquired 25 retail locations consisting of assets located in the Buffalo, Syracuse, Albany, and Rochester markets of central and northern New York for $25 million including inventory.

The following tables summarize the effects of Sunoco’s acquisitions during 2011 and 2010 on the consolidated financial position (including the consolidation of Inland, Mid-Valley and WTG and the recognition of the related gains from the remeasurement of the pre-acquisition equity interests) (in millions of dollars):

2011	HKCC	Pipeline Equity Interests	Texon		East Boston Terminal	Total
Increase in:
Current assets	$8	$3	$24		$17	$52
Properties, plants and equipment	64	178	7		63	312
Deferred charges and other assets	8 *	—	197	**	—	205
Current liabilities	(4)	(5)	(6)		—	(15)
Deferred income taxes	(23)	(60)	—		—	(83)
Other deferred credits and liabilities	(1)	(1)	—		(7)	(9)
Sunoco, Inc. shareholders’ equity	—	(6)	—		—	(6)
Noncontrolling interests	—	(20)	—		—	(20)
Decrease in:
Investments and long-term receivables	—	(3)	—		—	(3)

	52	86	222		73	433
Contingent consideration	(14)	—	—		—	(14)

Cash paid for acquisitions, net of cash received	$38	$86	$222		$73	$419

*	Includes $6 million allocated to goodwill.
**	Includes $183 million attributable to customer contracts and the associated shipping rights which are being amortized over 10 years and $14 million allocated to goodwill.

2010	Texon	Pipeline Equity Interests	Retail Marketing Sites	Total
Increase in:
Current assets	$14	$8	$1	$23
Properties, plants and equipment	1	471	24	496
Deferred charges and other assets*	137	—	—	137
Deferred income taxes	—	(186)	—	(186)
Sunoco, Inc. shareholders’ equity	—	(37)	—	(37)
Noncontrolling interests	—	(149)	—	(149)
Decrease in:
Current liabilities	—	10	—	10
Investments and long-term receivables	—	(26)	—	(26)

Cash paid for acquisitions, net of cash received	$152	$91	$25	$268

*Consists	of $90 million allocated to patents and customer contracts and $47 million allocated to goodwill.

In the third quarter of 2009, the Partnership acquired Excel Pipeline LLC, the owner of a crude oil pipeline which services Gary Williams’ Wynnewood, OK refinery and a refined products terminal in Romulus, MI for a total of $50 million. The allocation of the purchase price of these acquisitions was $29 million to properties, plants and equipment and $21 million to a supply contract included in deferred charges and other assets in the consolidated balance sheets.

No pro forma information has been presented since the impacts of acquisitions during the 2009-2011 period were not material in relation to Sunoco’s consolidated financial position or results of operations.

Divestments

Discontinued Operations

In July 2011, Sunoco completed the sale of its phenol and acetone chemicals manufacturing facility in Philadelphia, PA (“Frankford Facility”) and related inventory to an affiliate of Honeywell International Inc. (“Honeywell”). In connection with this agreement, Sunoco recorded a $118 million provision ($70 million after tax) to write down Frankford Facility assets to their estimated fair values during the second quarter of 2011. Sunoco received total cash proceeds of $88 million in the third quarter of 2011 and recognized a $7 million gain ($4 million after tax) on the divestment. Sunoco is party to a cumene supply agreement with the Frankford Facility which may be terminated, upon six months prior notice, effective on or after June 30, 2012. Based on the Company’s decision to exit its refining business (see below), Sunoco notified Honeywell in December 2011 that it will terminate this agreement effective June 30, 2012.

In October 2011, Sunoco completed the sale of its phenol manufacturing facility in Haverhill, OH (“Haverhill Facility”) and related inventory to an affiliate of Goradia Capital LLC. Sunoco received total cash proceeds of $93 million and recognized a $6 million gain ($4 million after tax) on the divestment in the fourth quarter of 2011. Sunoco recorded a $169 million provision ($101 million after tax) to write down Haverhill Facility assets to their estimated fair values during the second quarter of 2011.

In March 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem S.A. (“Braskem”). The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. Sunoco recognized a net loss of $169 million ($44 million after tax) in the first quarter of 2010 on the divestment. Cash proceeds from this divestment of $348 million were received in the second quarter of 2010. In 2011, Sunoco recognized a $4 million additional tax provision related to the sale.

In June 2009, Sunoco completed the sale of its Tulsa refinery to Holly Corporation. The transaction also included the sale of inventory attributable to the refinery which was valued at market prices at closing. Sunoco received a total of $157 million in cash proceeds from this divestment, comprised of $64 million from the sale of the refinery and $93 million from the sale of the related inventory. In the third quarter of 2011, Sunoco recorded an $18 million gain ($11 million after tax) attributable to a partial settlement of a retained low sulfur diesel credit liability related to the discontinued Tulsa refining operations.

The following table summarizes income (loss) from discontinued operations recognized during 2011, 2010 and 2009 (in millions of dollars):

	2011*	2010	2009
Income (loss) before income tax expense (benefit)	$(255)	$(113)	$64
Income tax expense (benefit)	(99)	(96)	26

Income (loss) from discontinued operations**	$(156)	$(17)	$38

*	Includes an $18 million gain ($11 million after tax) attributable to a partial settlement of a retained low sulfur diesel credit liability related to the discontinued Tulsa refining operations.
**Attributable	to Sunoco, Inc. shareholders.

Income (loss) from discontinued operations includes net gains (losses) on divestment consisting of the following components (in millions of dollars):

	2011		2010		2009
	Pretax	After tax	Pretax	After tax	Pretax	After tax
Provision attributable to discontinued phenol operations	$(287)	$(171)	$—	$—	$—	$—
Gain on sale of discontinued phenol operations	13	8	—	—	—	—
Loss on sale of discontinued polypropylene operations	—	(4)	(169)	(44)	—	—
Gain on sale of Tulsa refinery*	—	—	—	—	70	41

	$(274)	$(167)	$(169)	$(44)	$70	$41

*In	2008, Sunoco recognized a $160 million provision ($95 million after tax) attributable to the discontinued Tulsa refining operations.

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $1,095, $1,402 and $2,239 million for 2011, 2010 and 2009, respectively.

Separation of SunCoke Energy, Inc.

On July 26, 2011, an initial public offering of 13.34 million shares of SunCoke Energy common stock was completed, reducing Sunoco’s ownership to 81 percent. On January 17, 2012, the Company completed the separation of SunCoke Energy from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off. For additional information concerning these transactions, see Note 16.

The following table sets forth the components of Sunoco’s net investment in SunCoke Energy at December 31, 2011 (in millions of dollars):

Current assets	$412
Properties, plants and equipment, net	1,487
Deferred charges and other assets	82

Total assets	1,981
Current liabilities	(281)
Long-term debt	(723)
Retirement benefit liabilities	(50)
Deferred income taxes	(325)
Other deferred credits and liabilities	(66)

Total liabilities	(1,445)
Noncontrolling interest	(150)

Net investment	$386

Other Divestments

Toledo Refinery—In March 2011, Sunoco completed the sale of its Toledo refinery and related crude and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash at closing, a $200 million two-year note receivable of which $18 million was repaid during the third quarter of 2011 with the remainder repaid in February 2012, and a $285 million note receivable and $6 million in cash related to working capital adjustments subsequent to closing which were both paid in May 2011. In addition, the purchase agreement also includes a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco has not recorded any amount related to the contingent consideration in accordance with its accounting policy election on such amounts. The Company expects to receive a significant portion of the $125 million participation payment in

2012 based on the Toledo refinery’s 2011 estimated operating results. In connection with this transaction, the Company recognized a $2 million net pretax gain ($4 million loss after tax) during 2011 which is included in other income, net, in the consolidated statements of operations. This loss includes a pretax gain of $535 million attributable to the sale of crude and refined product inventories. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

The following table sets forth the components of the Toledo refinery and related assets that were classified as held for sale at December 31, 2010 (in millions of dollars):

Inventories:
Crude oil	$92
Petroleum and chemical products	14
Materials, supplies and other	12

Total inventories	118
Properties, plants and equipment, net	895
Deferred charges and other assets	16

$1,029

Retail Portfolio Management Program—During the 2009-2011 period, Sunoco generated $178 million of divestment proceeds related to the sale of 229 retail sites under a Retail Portfolio Management (“RPM”) program to selectively reduce the Company’s invested capital in Company-owned or leased retail sites. Most of the sites were converted to contract dealers or distributors thereby retaining most of the gasoline sales volume attributable to the divested sites within the Sunoco branded business. During 2011, 2010 and 2009, net gains of $9, $17 and $24 million, respectively, were recognized as gains on divestments in other income, net, in the consolidated statements of operations in connection with the RPM program.

Retail Heating Oil and Propane Distribution Business—In 2009, Sunoco sold its retail heating oil and propane distribution business for $83 million in cash. In connection with this transaction, Sunoco recognized a $44 million net gain ($26 million after tax), which includes an $8 million accrual for environmental indemnification and other exit costs. This gain is recognized as a gain on divestment in other income, net, in the consolidated statements of operations.

Other Matters

Asset Write-Downs and Other Matters—The following table summarizes information regarding the provision for asset write-downs and other matters recognized during 2011, 2010 and 2009 (in millions of dollars):

	2011		2010		2009
	Pretax	After Tax	Pretax	After Tax	Pretax	After Tax
Philadelphia and Marcus Hook refineries*	$2,611	$1,549	$—	$—	$—	$—
Eagle Point refinery	5	3	57	34	476	284
Business improvement initiatives	13	8	68	40	169	100
MTBE coverage settlement	—	—	(16)	(9)	—	—
Other	—	—	—	—	42	23

	$2,629	$1,560	$109	$65	$687	$407

*Includes	$22 million pretax attributable to noncontrolling interests.

In September 2011, Sunoco announced its decision to exit its refining business and initiated a formal process to sell its remaining refineries located in Philadelphia and Marcus Hook, PA (together, the “Northeast Refineries”). Sunoco indefinitely idled the main processing units at its Marcus Hook refinery in December 2011 due to deteriorating refining market conditions. As the Company has received no proposals to purchase Marcus Hook as a refinery, Sunoco is pursuing options with third parties for alternate uses of the Marcus Hook facility. Sunoco continues to operate its Philadelphia refinery while it seeks a buyer for that facility. Sunoco has seen some degree of interest in the Philadelphia refinery and therefore continues to pursue a sale of this facility as an operating refinery. However, if a suitable sales transaction cannot be implemented, the Company intends to permanently idle the main processing units at both facilities no later than July 2012. In connection with these decisions, Sunoco recorded a $2,363 million noncash provision ($1,405 million after tax) primarily to write down long-lived assets at the Northeast Refineries to their estimated fair values and recorded provisions for severance, contract terminations and idling expenses of $248 million ($144 million after tax) in the second half of 2011. These accruals include an estimated loss to terminate a ten-year polymer-grade propylene supply contract with Braskem in connection with the sale of Sunoco’s discontinued polypropylene chemicals business in March 2010. After these write-downs, the refining assets are recorded at $105 million. The estimated fair values were determined based upon discounted projected cash flows, comparable sales transactions and offers by potential purchasers as adjusted to reflect the probability of completing a sales transaction. The estimate also reflects potential alternative uses of the facilities, where appropriate. Since these fair values were estimated primarily based upon unobservable inputs, they were determined to be level 3 fair value measurements within the fair value hierarchy under current accounting guidance. If such units are permanently idled, additional provisions of up to $300 million, primarily related to shutdown expenses and severance and pension costs, could be incurred. Upon a sale or permanent idling of the main processing units, Sunoco expects to record a pretax gain related to the liquidation of all of its crude oil and a significant portion of its refined product inventories at the Northeast Refineries totaling approximately $2 billion based on current market prices. The actual amount of this gain will depend upon the market value of crude and refined products and the volumes on hand at the time of liquidation.

In 2009, the Company permanently shut down all process units at the Eagle Point refinery. In connection with this decision, Sunoco recorded a $476 million provision ($284 million after tax) to write down the affected assets to their estimated fair values and to establish accruals for employee terminations, pension and postretirement curtailment losses and other related costs. The estimated fair value of the Eagle Point assets was largely based upon an independent appraiser’s use of observable current replacement costs of similar new equipment adjusted to reflect the age, condition, maintenance history and estimated remaining useful life. Since the fair value reflected both observable and unobservable inputs, it was determined to be a level 3 fair value measurement within the fair value hierarchy under current accounting guidance. The Company recorded additional provisions of $57 and $5 million ($34 and $3 million after tax) in 2010 and 2011, respectively, primarily for additional asset write-downs and contract losses in connection with excess barge capacity resulting from the shutdown of the Eagle Point refining operations. Sunoco also recognized LIFO inventory gains of $92 and $168 million ($55 and $100 million after tax) during 2009 and 2010, respectively, from the liquidation of refined product inventories in connection with the shutdown of the Eagle Point refinery (Note 6).

In 2009, management implemented a business improvement initiative to reduce costs and improve business processes. The initiative included all business and operations support functions, as well as operations at certain facilities. In connection with this initiative, the Company recorded a $169 million provision ($100 million after tax) in 2009 for employee terminations, pension and postretirement settlement and curtailment losses and other related costs. Sunoco recorded additional provisions of $68 and $13 million ($40 and $8 million after tax) in 2010 and 2011, respectively, primarily for pension settlement losses and employee terminations and related costs.

In 2010, the Company recognized a $16 million gain ($9 million after tax) on an insurance settlement related to MTBE coverage (Note 13).

During 2009, Sunoco also recorded a $35 million provision to write down to estimated fair value certain other assets primarily in the Refining and Supply business, established $16 million of accruals for costs associated with MTBE litigation and recognized a $9 million net curtailment gain related to a freeze of pension benefits for most participants in the Company’s defined benefit pension plans and a phase down or elimination of postretirement medical benefits (Note 9).

The following table summarizes the changes in the accrual for employee terminations and other exit costs during 2011, 2010 and 2009 (in millions of dollars):

	2011	2010	2009
Balance at beginning of period	$79	$68	$12
Additional accruals	249	61	114
Payments charged against the accruals	(34)	(50)	(58)

Balance at end of period	$294	$79	$68

3. Other Income, Net

The components of other income, net, are as follows (in millions of dollars):

	2011	2010	2009
Gain (loss) on divestments (Note 2):
Toledo refinery and related inventory	$2	$—	$—
RPM program	9	17	24
Retail heating oil and propane distribution business	—	—	44
Other	2	4	1
Equity income (loss):
Pipeline joint ventures (Notes 2 and 7)	13	27	26
Other	2	1	(3)
Other	32	43	24

	$60	$92	$116

4. Income Taxes

The components of income tax expense (benefit) attributable to continuing operations are as follows (in millions of dollars):

	2011	2010	2009
Income taxes currently payable:
U.S. federal	$(1)	$(132)	$(431)
State and other	(16)	(13)	(2)

	(17)	(145)	(433)

Deferred taxes:
U.S. federal	(851)	234	150
State and other	(183)	29	(75)

	(1,034)	263	75

	$(1,051)	$118	$(358)

The reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations is as follows (in millions of dollars):

	For The Years Ended December 31,
	2011	2010	2009
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$(841)	$197	$(209)
Increase (reduction) in income taxes resulting from:
Income attributable to noncontrolling interests	(51)	(68)	(45)
Manufacturers’ deduction	—	(1)	6
State income taxes (net of federal income tax effects)	(129)	12	(52)
Nonconventional fuel credits	(20)	(19)	(19)
Gasification investment tax credit*	—	—	(41)
Other	(10)	(3)	2

	$(1,051)	$118	$(358)

*	Recognized under the flow-through method of accounting for investment tax credits.

The tax effects of temporary differences which comprise the net deferred income tax liability are as follows (in millions of dollars):

	December 31,
	2011	2010
Deferred tax assets:
Retirement benefit liabilities	$213	$210
Environmental remediation liabilities	39	40
Other liabilities not yet deductible	235	171
Inventories	—	75
Federal net operating loss carryforward*	24	—
Federal tax credit carryforwards**	79	55
State net operating loss carryforwards, net of federal income tax effects***	79	89
Valuation allowance for state net operating loss carryforwards, net of federal income tax effects	(38)	(22)
Other	14	11

	645	629

Deferred tax liabilities:
Properties, plants and equipment	(479)	(1,563)
Investment in partnerships	(354)	(320)
Other	(2)	(7)

	(835)	(1,890)

Net deferred income tax liability	$(190)	$(1,261)

*The	federal net operating loss carryforward expires in 2031.
*	*Includes $49 million of tax credit carryforwards which will expire in 2030 and 2031 while the remaining credits have no expiration date.
***The	state net operating loss carryforward of $122 million at December 31, 2011 expires from 2019 through 2030.

The net deferred income tax liability is classified in the consolidated balance sheets as follows (in millions of dollars):

	December 31,
	2011	2010
Current asset	$286	$129
Noncurrent asset	68	—
Noncurrent liability	(544)	(1,390)

	$(190)	$(1,261)

Net cash payments (refunds) for income taxes were $45, $(375) and $141 million in 2011, 2010 and 2009, respectively. The Company received federal income tax refunds totaling $526 and $35 million, respectively, during 2010 and 2011 for the carryback of its 2009 net operating loss.

During 2011, Sunoco recorded a $16 million increase (net of federal income tax benefit) in the valuation allowance on state net operating loss carryforwards in connection with the decision to exit its refining business.

The following table sets forth the changes in unrecognized tax benefits (in millions of dollars):

	2011	2010	2009
Balance at beginning of year	$20	$20	$45
Additions attributable to tax positions taken in the current year	—	5	—
Additions attributable to tax positions taken in prior years	8	—	—
Reductions attributable to tax positions taken in prior years	(1)	(5)	(3)
Settlements	(11)	—	(22)

Balance at end of year	$16 *	$20	$20

*Includes	$16 million ($10 million after federal income tax benefits) related to tax positions which, if recognized, would impact the Company’s effective tax rate.

Accruals for interest and penalties totaled $12 and $9 million at December 31, 2011 and 2010, respectively.

The Company’s federal income tax returns have been examined by the Internal Revenue Service for all years through 2006. The federal examination for the 2007 and 2008 tax years has been completed and the Company has entered into an agreement to resolve all issues. The Company believes that appropriate accruals have been recorded for any potential adjustments. State and other income tax returns are generally subject to examination for a period of three to five years after the filing of the respective returns. The state impact of any amended federal returns remains subject to examination by various states for a period of up to one year after formal notification of such amendments to the states. The Company and its subsidiaries have various state and other income tax returns in the process of examination or administrative appeal. Among the issues applicable to those tax years which are under examination, appeal or otherwise are the deductibility of certain intercompany expenses that were claimed in the returns as filed and whether certain Sunoco entities have economic nexus in various jurisdictions. The Company does not expect any unrecognized tax benefits pertaining to income tax matters will significantly increase or decrease in the next twelve months.

5. Earnings Per Share Data

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	2011*	2010	2009*
Weighted-average number of common shares outstanding—basic	115.7	120.1	116.9
Add effect of dilutive stock incentive awards	—	0.2	—

Weighted-average number of shares—diluted	115.7	120.3	116.9

*Since	the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

6. Inventories

Inventories (excluding those attributable to the Toledo refinery which are included in assets held for sale at December 31, 2010) consisted of the following components (in millions of dollars):

	December 31,
	2011	2010
Crude oil	$204	$98
Petroleum and chemical products	120	126
Coal and coke	190	83
Materials, supplies and other	73	97

	$587	$404

The current replacement cost of all inventories valued at LIFO, including inventories classified as assets held for sale, exceeded their carrying values by $2.92 and $3.12 billion at December 31, 2011 and 2010, respectively. During 2011 and 2010, Sunoco reduced certain inventory quantities which were valued at lower LIFO costs prevailing in prior years. The effect of these reductions was to increase results of operations by $63 million ($38 million after tax) and $188 million ($112 million after tax) during 2011 and 2010, respectively. The 2010 amount includes $10 million ($6 million after tax) attributable to discontinued polypropylene chemicals operations prior to its divestment. The net pretax gain on the sale of the Toledo refinery includes LIFO inventory profits of $535 million ($321 million after tax). The gains recognized in connection with the sale of the discontinued Frankford and Haverhill chemicals facilities include LIFO inventory profits of $47 million ($28 million after tax).

7. Investments and Long-Term Receivables

Investments and long-term receivables consisted of the following components (in millions of dollars):

	December 31,
	2011	2010
Investments in affiliated companies:
Pipeline joint ventures (Notes 2 and 3)	$73	$76	*
Brazilian cokemaking operations	41	41
Other	19	24

	133	141
Accounts and notes receivable	25	19

	$158	$160

*Includes	equity interest in Inland which is reflected as a consolidated subsidiary of Sunoco at December 31, 2011 as a result of the controlling financial interest acquired in 2011 (Note 2).

Dividends received from affiliated companies which are accounted for by the equity method amounted to $12, $16 and $20 million in 2011, 2010 and 2009, respectively. Retained earnings at December 31, 2011 include $28 million of undistributed earnings attributable to these companies.

SunCoke Energy is the operator of a cokemaking plant in Vitória, Brazil and has a total equity interest of $41 million in the project company that owns the Vitória facility consisting largely of preferred shares. SunCoke Energy is the sole subscriber of preferred shares. The project company is a variable interest entity for which SunCoke Energy is not the primary beneficiary.

8. Properties, Plants and Equipment

Properties, plants and equipment (excluding those attributable to the Toledo refinery which are included in assets held for sale at December 31, 2010) consisted of the following components (in millions of dollars):

	Gross Investments at Cost	Accumulated Depreciation, Depletion and Amortization	Net Investment
December 31, 2011
Logistics	$3,281	$751	$2,530
Retail marketing	1,481	722	759
Refining and supply	367	178	189
Coke	1,881	394	1,487

	$7,010	$2,045	$4,965

December 31, 2010
Logistics	$2,841	$703	$2,138
Retail marketing	1,388	674	714
Refining and supply	4,787	2,222	2,565
Discontinued chemicals	694	269	425
Coke	1,553	340	1,213

	$11,263	$4,208	$7,055

9. Retirement Benefit Plans

Defined Benefit Pension Plans and Postretirement Health Care Plans

Sunoco has both funded and unfunded noncontributory defined benefit pension plans (“defined benefit plans”). Sunoco also has plans which provide health care benefits for substantially all of its current retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are shared by Sunoco and its retirees. The levels of required retiree contributions to postretirement benefit plans are adjusted periodically, and the plans contain other cost-sharing features, such as deductibles and coinsurance. In addition, there is a per retiree dollar cap on Sunoco’s annual contributions for its principal postretirement health care benefits plan. Effective June 30, 2010, pension benefits under the Company’s defined benefit plans were frozen for most of the participants in these plans at which time the Company instituted a discretionary profit-sharing contribution on behalf of these employees in its defined contribution plan. The Company expects that upon its exit from the refining business, defined benefit plans will be frozen for all participants and no additional benefits will be earned. Postretirement medical benefits were also phased down or eliminated for all employees retiring after July 1, 2010. In February 2012, the Company announced that it was establishing a trust for its postretirement benefit liabilities by making a tax-deductible contribution of approximately $200 million and restructuring the retiree medical plan to eliminate Sunoco’s liability beyond this funded amount. The retiree medical plan change eliminates substantially all of the Company’s future exposure to variances between actual results and assumptions used to estimate retiree medical plan obligations.

SunCoke Energy also amended its postretirement plans during 2010. Postretirement medical benefits for its future retirees were phased out or eliminated, effective January 1, 2011, for most non-mining employees with less than ten years of service on January 1, 2011 and employer costs for all those still eligible for such benefits have been capped.

As a result of the changes implemented during 2010, the Company’s pension and postretirement benefits liability declined approximately $35 and $95 million in 2010 and 2009, respectively. The benefit of these liability reductions will be amortized into earnings through 2016 and 2019, respectively. The service and interest cost on the existing obligations have declined as a result of these changes. The reduction in service and interest cost attributable to the Company’s defined benefit plans has also increased the likelihood that settlement gains or losses, representing the accelerated amortization of deferred gains and losses, will be recognized in the future as previously earned lump sum payments are made.

Defined benefit plans and postretirement benefit plans expense (including amounts attributable to discontinued chemicals and Tulsa refining operations) consisted of the following components (in millions of dollars):

	Defined Benefit Plans			Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
Service cost (cost of benefits earned during the year)	$7	$23	$39	$1	$2	$8
Interest cost on benefit obligations	51	61	75	14	17	24
Expected return on plan assets	(68)	(68)	(58)	—	—	—
Amortization of:
Actuarial losses	31	47	56	8	4	2
Prior service cost (benefit)	—	—	1	(20)	(20)	(4)

	21	63	113	3	3	30
Settlement losses (Note 2)	56	56	111	—	—	—
Special termination benefits and curtailment losses (gains) (Note 2)	8	3	28	(1)	(3)	(9)

	$85	$122	$252	$2	$—	$21

For 2012, amortization of actuarial losses and prior service cost (benefit) (excluding amounts attributable to SunCoke Energy) is estimated at $25 and $— million, respectively, for defined benefit plans and $3 and $(6) million, respectively, for postretirement benefit plans.

Defined benefit plans and postretirement benefit plans expense is generally determined using actuarial assumptions as of the beginning of the year, or using weighted-average assumptions when curtailments, settlements and/or other events require a plan remeasurement. The following weighted-average assumptions were used to determine defined benefit plans and postretirement benefit plans expense:

	Defined Benefit Plans			Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
Discount rate	4.80%	5.20%	6.00%	4.25%	4.90%	5.95%
Long-term expected rate of return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%	4.00%

The long-term expected rate of return on plan assets was estimated based on a variety of factors including the historical investment return achieved over a long-term period, the targeted allocation of plan assets and expectations concerning future returns in the marketplace for both equity and fixed income securities.

The following amounts were recognized as components of other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009 (in millions of dollars):

	Defined Benefit Plans			Postretirement Benefit Plans
	2011	2010	2009	2011	2010	2009
Reclassifications to earnings of:
Actuarial loss amortization	$31	$47	$56	$8	$4	$2
Prior service cost (benefit) amortization	—	—	1	(20)	(20)	(4)
Settlement and curtailment losses (gains)	57	57	118	(3)	(3)	(13)
Retirement benefit plans funded status adjustment:
Actuarial gains (losses)	(121)	28	58	29	(25)	(37)
Prior service benefit (cost)	—	—	—	—	31	60

	$(33)	$132	$233	$14	$(13)	$8

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets during 2011 and 2010 as well as the funded status at December 31, 2011 and 2010 (in millions of dollars):

	Defined Benefit Plans				Postretirement Benefit Plans
	2011		2010
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	2011	2010
Benefit obligations at beginning of year*	$1,069	$89	$1,123	$100	$386	$405
Service cost	7	—	23	—	1	2
Interest cost	47	4	56	5	14	17
Actuarial (gains) losses	109	10	53	7	(28)	27
Plan amendments	—	—	—	—	—	(31)
Benefits paid	(212)	(20)	(168)	(25)	(51)	(48)
Divestments	—	—	(11)	—	—	—
Premiums paid by participants	—	—	—	—	19	16
Special termination benefits and curtailment (gains) losses	(1)	—	(7)	2	—	(2)

Benefit obligations at end of year*	$1,019	$83	$1,069	$89	$341	$386

Fair value of plan assets at beginning of year	$1,008		$804
Actual income on plan assets	57		149
Employer contributions	—		234
Benefits paid from plan assets	(212)		(168)
Divestments	—		(11)

Fair value of plan assets at end of year	$853		$1,008

Underfunded accumulated obligation	$(166)	$(83)	$(35)	$(89)
Provision for future salary increases	—	—	(26)	—

Funded status at end of year**	$(166)	$(83)	$(61)	$(89)	$(341)	$(386)

*	Represents the projected benefit obligations for defined benefit plans and the accumulated postretirement benefit obligations (“APBO”) for postretirement benefit plans. The accumulated benefit obligations for funded and unfunded defined benefit plans amounted to $1,019 and $83 million, respectively, at December 31, 2011 and $1,043 and $89 million, respectively, at December 31, 2010.
**	Represents retirement benefit liabilities (including current portion) in the consolidated balance sheets. The current portion of retirement liabilities, which totaled $48 and $55 million at December 31, 2011 and 2010, respectively, is classified in accrued liabilities in the consolidated balance sheets.

In 2010, the Company contributed $234 million to its funded defined benefit plans consisting of $144 million of cash and 3.59 million shares of Sunoco common stock valued at $90 million. The Sunoco common stock contributed to the plans was liquidated by an independent investment manager and reinvested in accordance with the targeted investment allocation of the plans. The liquidation of Sunoco common stock was completed during 2011. The Company expects to make voluntary cash contributions of $80 million during 2012.

The following table sets forth the cumulative amounts not yet recognized in net income (loss) at December 31, 2011 and 2010 (in millions of dollars):

	Defined Benefit Plans				Postretirement Benefit Plans
	2011		2010
	Funded Plans	Unfunded Plans	Funded Plans	Unfunded Plans	2011	2010
Cumulative amounts not yet recognized in net income (loss):
Prior service cost (benefit)	$—	$(1)	$1	$(1)	$(33)	$(56)
Actuarial losses	389	34	356	33	63	100

Accumulated other comprehensive loss (before related tax benefits)	$389	$33	$357	$32	$30	$44

The following table sets forth the plan assets in the funded defined benefit plans measured at fair value, by input level, at December 31, 2011 and 2010 (in millions of dollars):

	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Equity securities:
Sunoco, Inc. common stock	$—	$66	$—	$—	$—	$—	$—	$66
Domestic	—	80	—	—	—	—	—	80
International	—	5	—	—	—	—	—	5
Fixed income securities:
Government and federal-sponsored agency obligations	—	68	61	—	—	—	61	68
Corporate and other debt instruments	—	—	268	252	—	—	268	252
Mutual and collective trust funds:
Equity securities:
Domestic	—	40	193	150	—	—	193	190
International	—	48	133	133	—	—	133	181
Fixed income securities:
Government and federal-sponsored agency obligations	—	—	—	—	—	—	—	—
Corporate and other debt instruments	—	—	75	60	—	—	75	60
Private equity investments	—	—	—	—	85	77	85	77
Cash and cash equivalents*	38	29	—	—	—	—	38	29

	$38	$336	$730	$595	$85	$77	$853	$1,008

*Substantially	all of these funds are held in connection with fixed income investment strategies.

The following table sets forth the change in fair value for plan assets measured using significant unobservable inputs (level 3) (in millions of dollars):

	2011	2010
Balance at beginning of year	$77	$56
Actual gain on plan assets:
Assets held at end of year	8	13
Assets sold during the year	—	—
Investments	11	19
Return of capital	(11)	(11)

Balance at end of year	$85	$77

The valuation of mutual funds is determined primarily based on the closing market price of the assets held in the funds on the last business day of the year. Collective trust funds are valued primarily at net asset value per share, which is determined by dividing the fair value of a fund’s net assets by the number of fund units outstanding at the valuation date. The collective trust funds are invested in various underlying investments, primarily including U.S. and international common stocks, U.S. corporate debt instruments and other traditional short-term investments, with the goal of providing liquidity and preservation of capital while maximizing return on assets. Government obligations, asset backed securities, corporate bonds and other debt securities are primarily valued using a market approach pricing methodology, where observable prices are obtained by market transactions involving identical or comparable securities of issuers with similar credit ratings or at the average of the most recent observable bid and asked prices. Private equity investments are primarily valued at the estimated fair value of the underlying assets. The private equity investments have various strategies, primarily including corporate finance and buyout, debt and real estate. Cash and cash equivalents are valued at cost, which approximates fair value.

The asset allocations attributable to the assets of the funded defined benefit plans at December 31, 2011 and 2010 and the target allocation of plan assets for 2012, by asset category, are as follows (in percentages):

	2012 Target	December 31,
		2011	2010
Asset category:
Equity securities	50	38	52
Fixed income securities*	45	52	41
Private equity investments	5	10	7

Total	100	100	100

*Includes	cash and cash equivalents which are held to manage duration in connection with fixed income investment strategies. At
December	31, 2011, also includes cash held in anticipation of a transfer to SunCoke Energy’s pension trust.

The investment strategy of the Company’s funded defined benefit plans is to achieve consistent positive returns, after adjusting for inflation, and to maximize long-term total return within prudent levels of risk through a combination of income and capital appreciation. During 2009, a shift in the targeted investment mix was approved which has resulted in a reallocation of 10 percent of plan assets from equity securities to fixed income securities. In addition, the duration of the fixed income portfolio has been increased to better match the duration of the plan obligations. The objective of this strategy change is to reduce the volatility of investment returns, maintain a sufficient funded status of the plans and limit required contributions. The Company anticipates further shifts in targeted asset allocation from equity securities to fixed income securities if funding levels improve due to asset performance or Company contributions.

The expected benefit payments through 2021 (excluding approximately $65 million attributable to SunCoke Energy) for the defined benefit and postretirement benefit plans are as follows (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans*
	Funded Plans	Unfunded Plans
Year ending December 31:
2012**	$300	$11	$32
2013	$100	$11	$31
2014	$96	$11	$30
2015	$90	$10	$29
2016	$80	$9	$27
2017 through 2021	$296	$31	$104

*	Net of premiums paid by participants.
**Includes	expected defined benefit payments in connection with the Company’s exit from refining.

The measurement date for the Company’s defined benefit and postretirement benefit plans is December 31. The following weighted-average assumptions were used at December 31, 2011 and 2010 to determine benefit obligations for the plans:

	Defined Benefit Plans		Postretirement Benefit Plans
	2011	2010	2011	2010
Discount rate	4.15%	4.95%	3.70%	4.40%
Rate of compensation increase	3.00%	3.00%

The health care cost trend assumption used at December 31, 2011 to compute the APBO for the postretirement benefit plans was an increase of 8.0 percent (8.5 percent at December 31, 2010), which is assumed to decline gradually to 5.5 percent in 2017 and to remain at that level thereafter. Changes in the health care cost trend assumption are not expected to have a significant impact on Sunoco’s postretirement benefits expense or the related APBO due to the per retiree dollar cap on Sunoco’s annual contributions and the plan structure changes announced in February 2012.

Defined Contribution Pension Plans

Sunoco has defined contribution pension plans which provide retirement benefits for most of its employees. Sunoco’s contributions are principally based on a percentage of employees’ annual base compensation and, effective July 1, 2010, a discretionary profit sharing contribution. These contributions are charged against income as incurred and amounted to $33, $27 and $28 million in 2011, 2010 and 2009, respectively. Contributions for 2011 and 2010 include $12 and $7 million, respectively, attributable to the discretionary profit sharing contributions.

Sunoco’s principal defined contribution plan is SunCAP. SunCAP is a combined profit sharing and employee stock ownership plan which contains a provision designed to permit SunCAP, only upon approval by the Company’s Board of Directors (“Board”), to borrow in order to purchase shares of Company common stock. As of December 31, 2011, no such borrowings had been approved.

10. Deferred Charges and Other Assets

Deferred charges and other assets (excluding amounts attributable to the Toledo refinery which are included in assets held for sale at December 31, 2010) consist of the following (in millions of dollars):

	December 31,
	2011	2010
Goodwill*	$140	$120
Customer contracts and other intangible assets**	298	136
Other	163	100

	$601	$356

*	Includes $20 and $47 million allocated to goodwill in connection with acquisitions during 2011 and 2010, respectively (Note 2).
**	Includes $183 and $90 million allocated to patents, customer contracts and the associated shipping rights in connection with acquisitions during 2011 and 2010, respectively (Note 2).

11. Long-Term Debt and Credit Facilities

Long-term debt consists of the following (in millions of dollars):

	December 31,
	2011	2010
7.25% notes due 2012	$ 250	$ 250
8.75% notes due 2014	175	175
4.875% notes due 2014	250	250
9.625% notes due 2015	250	250
6.125% notes due 2016	175	175
5.75% notes due 2017	400	400
Term loan facility due 2018 (4.00% interest rate at December 31, 2011)	328	—
7.625% notes due 2019	400	—
5.50% notes due 2020	250	250
4.65% notes due 2022	300	—
9.00% debentures due 2024	65	65
6.85% notes due 2040	250	250
6.10% notes due 2042	300	—
6.75% notes due 2011	—	177
6.75% convertible subordinated debentures due 2012	—	7
Revolving credit loan, floating interest rate	—	31
Other	53	38

	3,446	2,318
Less: unamortized discount	5	4
current portion	282	178

	$3,159	$2,136

The aggregate amount of long-term debt maturing and sinking fund requirements in the years 2012 through 2016 is as follows (in millions of dollars):

2012	$282	2015	$253
2013	$4	2016	$178
2014	$429

The following table summarizes Sunoco’s debt (including current portion) by issuer (in millions of dollars):

	December 31,
	2011	2010
Sunoco, Inc.	$964	$1,147
Sunoco Logistics Partners L.P.	1,698	1,129
SunCoke Energy, Inc.	726	—
Other	53	38

	$3,441	$2,314

In July 2011, the Partnership issued $600 million of long-term debt, consisting of $300 million of 4.65 percent notes due in 2022 and $300 million of 6.10 percent notes due in 2042.

Also in July 2011, concurrent with its initial public offering (“SunCoke IPO”), SunCoke Energy issued $400 million aggregate principal of 7.625 percent notes which mature in 2019. Concurrent with its IPO, SunCoke Energy also borrowed $300 million under a senior secured term loan credit facility which matures in 2018. The term loan credit facility provides for incremental borrowings up to $75 million which are available subject to the satisfaction of certain conditions. SunCoke Energy borrowed an additional $30 million under the term loan credit facility in December 2011. The term loan credit facility will amortize in quarterly installments equal to 0.25 percent of the original principal amount of the term loan credit facility with the balance payable at maturity and bears interest at a rate based on SunCoke Energy’s election of available alternatives which includes LIBOR (with a floor of 1.00 percent) plus 3.00 percent. These facilities are secured on a first priority basis by a perfected security interest in substantially all of SunCoke Energy’s and each SunCoke Energy subsidiary guarantor’s tangible and intangible assets (subject to certain exceptions). SunCoke Energy used a portion of the proceeds from its borrowings to repay $575 million of intercompany debt payable to a subsidiary of Sunoco in the third quarter of 2011.

In February 2012, the Company announced that it intends to spend approximately $400 million in 2012 to reduce debt, including $103 million of floating-rate notes that were repaid in January 2012. Interest expense is expected to decline by approximately $15 million as a result of the planned debt repurchase.

In November 2011, Sunoco entered into an $800 million secured revolving credit agreement with a syndicate of 17 participating banks (the “Secured Facility”) which matures in November 2012. Concurrent with this agreement, the Company terminated its existing $1.2 billion revolving credit facility and transferred all commitments outstanding under this facility to the Secured Facility. Borrowings under the Secured Facility may be made up to the lesser of the total available commitments or the amount of a periodically adjusted borrowing base which is calculated by reference to the value of collateral that includes the Company’s eligible crude oil and refined product inventories; certain receivables from inventory sales (other than receivables generated from sales of refined products subject to the Company’s existing securitization facility); 3.25 million common units, representing limited partnership interests in Sunoco Logistics Partners L.P.; and eligible cash and cash equivalent balances. At December 31, 2011, the value of assets identified as collateral under the Secured Facility totaled $2.2 billion. The Secured Facility includes a letter of credit sub-facility, limited to the lesser of the entire aggregate commitment or the borrowing base, and a $125 million sub-facility for same-day borrowings (as defined in the Secured Facility). Borrowings outstanding under the Secured Facility bear interest at a base rate plus an applicable margin that varies based upon the Company’s credit rating (as defined in the Secured Facility). The Secured Facility contains covenants which require the Company to maintain liquidity of at least $400 million and collateral equal to at least 110 percent of borrowings outstanding under the Secured Facility. At December 31, 2011, there were no borrowings under the Secured Facility; however, the Secured Facility was being used at that date to support letters of credit totaling $64 million and $103 million of floating-rate notes due in 2034 (with a weighted-average interest rate of .12 percent). The floating-rate notes were repaid in January 2012.

Also in July 2011, a wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), executed an agreement with four participating banks, extending its accounts receivable securitization facility that was scheduled to expire in August 2011 by an additional 364 days. The updated facility permits borrowings and supports the issuance of letters of credit by SRC up to a total of $250 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At December 31, 2011, there was approximately $310 million of accounts receivable eligible to support this facility; however, there were no borrowings outstanding under the facility as of that date. The facility was being used to support letters of credit totaling $110 million at December 31, 2011.

In August 2011, the Partnership replaced its existing $458 million of credit facilities with two new credit facilities totaling $550 million. The Partnership’s new credit facilities consist of a five-year $350 million unsecured credit facility and a $200 million 364-day unsecured credit facility which is available to fund certain inventory activities. There were no borrowings outstanding under the Partnership’s facilities at December 31, 2011. The $350 and $200 million credit facilities contain various covenants including the requirement that the Partnership’s total debt to EBITDA ratio (each as defined in the facilities) not exceed 5.00 to 1. This ratio can generally be increased to 5.50 to 1 during an acquisition period (as defined in the facilities). At December 31, 2011, the Partnership’s ratio of total debt to EBITDA was 3.1 to 1.

Cash payments for interest related to short-term borrowings and long-term debt (net of amounts capitalized) were $132, $134 and $91 million in 2011, 2010 and 2009, respectively.

12. Other Deferred Credits and Liabilities

Other deferred credits and liabilities consist of the following (in millions of dollars):

	December 31,
	2011	2010
Asset retirement obligations*	$173	$98
Environmental remediation accrual (Note 13)	75	86
Self-insurance accrual	71	78
Deferred revenue on power contract restructuring**	62	65
Unrecognized tax benefits and related interest and penalties (Note 4)	28	29
Other	158	206

	$567	$562

*	Increase in 2011 primarily attributable to accruals established in connection with Sunoco’s decision to exit refining (Note 2).
**	Amortizing over a 30-year period ending in 2035.

13. Commitments and Contingent Liabilities

Leases and Other Commitments

Sunoco, as lessee, has noncancelable operating leases for marine transportation vessels, service stations, office space and other property and equipment. Total rental expense for such leases for the years 2011, 2010 and 2009 amounted to $126, $155 and $178 million, respectively, which include contingent rentals totaling $23, $16 and $17 million, respectively. Approximately 27 percent of total rental expense was recovered through related sublease rental income during 2011.

The aggregate amount of future minimum annual rentals (excluding approximately $20 million aggregate minimum payments attributable to SunCoke Energy) applicable to noncancelable operating leases, including amounts pertaining to lease extension options which are assumed to be exercised, are as follows (in millions of dollars):

	Current Lease Term	Lease Extension Options	Total
Year ending December 31:
2012	$81	$—	$81
2013	68	1	69
2014	50	2	52
2015	44	4	48
2016	36	6	42
Thereafter	128	164	292

Future minimum lease payments	$407	$177	584

Less: Sublease rental income			(65)

Net minimum future lease payments			$519

Approximately 20 percent of the aggregate amount of future minimum annual rentals applicable to noncancelable operating leases relates to time charters for marine transportation vessels.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the consolidated balance sheets as follows (in millions of dollars):

	December 31,
	2011	2010
Accrued liabilities	$35	$29
Other deferred credits and liabilities	75	86

	$110	$115

The following table summarizes the changes in the accrued liability for environmental remediation activities which is largely attributable to activities at Sunoco’s retail sites (in millions of dollars):

	2011	2010	2009
Balance at beginning of period	$115	$116	$123
Accruals	25	28	32
Payments	(31)	(31)	(39)
Other	1	2	—

Balance at end of period	$110	$115	$116

In February 2012, Sunoco announced that it intends to contribute approximately $250 million by the end of 2012 to establish a segregated environmental fund by means of a captive insurance company to be used for the remediation of legacy environmental obligations. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that Sunoco no longer operates, closed and/or sold refineries and other formerly owned sites.

Sunoco’s accruals for environmental remediation activities reflect management’s estimates of the most likely costs that will be incurred over an extended period to remediate identified conditions for which the costs are both probable and reasonably estimable. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities. Losses attributable to unasserted claims are also reflected in the accruals to the extent they are probable of occurrence and reasonably estimable. Such accruals are undiscounted. In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. Sunoco’s estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded.

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2011, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $165 million. This estimate of reasonably possible losses associated with environmental remediation is largely based upon analysis during 2011 and continuing into early 2012 of the potential liabilities associated with the establishment of the segregated environmental fund described above. It also includes estimates for remediation activities at current logistics and retail assets. This reasonably possible loss estimate in many cases reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.

Under various environmental laws, including the Resource Conservation and Recovery Act (“RCRA”) (which relates to solid and hazardous waste treatment, storage and disposal), Sunoco has initiated corrective remedial action at its facilities, formerly owned facilities and third-party sites. At the Company’s major manufacturing facilities, Sunoco has consistently assumed continued industrial use and a containment/remediation strategy focused on eliminating unacceptable risks to human health or the environment. The remediation accruals for these sites reflect that strategy. Accruals include amounts to prevent off-site migration and to contain the impact on the facility property, as well as to address known, discrete areas requiring remediation within the plants. Activities include closure of RCRA solid waste management units, recovery of hydrocarbons, handling of impacted soil, mitigation of surface water impacts and prevention of off-site migration. A change in this approach as a result of changing the intended use of a property or a sale to a third party could result in a higher cost remediation strategy in the future.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of December 31, 2011, Sunoco had been named as a PRP at 32 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was approximately $14 million at December 31, 2011. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur or the assumptions used to estimate losses at multiple sites are adjusted, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur; however, management does not believe that any such charges would have a material adverse impact on the Company’s consolidated financial position.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $12 million at December 31, 2011 and are included principally in deferred charges and other assets in the consolidated balance sheets.

MTBE Litigation

Sunoco, along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases are seeking to recover compensatory damages, and in some cases, injunctive relief, punitive damages and attorneys’ fees.

As of December 31, 2011, Sunoco was a defendant in approximately three lawsuits involving two states and Puerto Rico. Two of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuit is pending in a New Hampshire state court. All three cases assert natural resource damage claims. In addition, Sunoco recently received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.

Discovery is proceeding in all of these cases and accruals have been established where the losses are probable and reasonably estimable. In two of the cases, there has been insufficient information developed about the plaintiffs’ legal theories or the facts in the natural resource damage claims that would be relevant to an analysis of the ultimate liability of Sunoco in these matters; however, it is reasonably possible that a loss may be realized. Management believes that the MTBE cases could have a significant impact on results of operations for any future period, but does not believe that the cases will have a material adverse effect on its consolidated financial position.

During 2011, Sunoco settled seven MTBE contamination cases and several unfiled claims. The settlements were not material to Sunoco’s results of operations or cash flows for 2011. During the third quarter of 2010, the Company reached agreement concerning insurance coverage for certain previously incurred and potential future costs related to MTBE litigation, including the matters described above. In connection with this settlement, the Company recognized a $16 million gain ($9 million after tax).

Other

SunCoke Energy is subject to indemnity agreements with current and former third-party investors of Indiana Harbor and Jewell related to certain tax benefits that they earned as limited partners. Based on the partnerships’ statute of limitations, as well as published filings of the limited partners, SunCoke Energy believes that tax audits for years 2006 and 2007 may still be open for the limited partners and subject to examination. Sunoco guarantees SunCoke Energy’s performance under the indemnification to the current third party investor of Indiana Harbor and the former investor at Jewell which includes approximately $53 million of tax credits that were taken by such investors. As of December 31, 2011, SunCoke Energy has not been notified by the limited partners that such items are under examination and further believes that the potential for any claims under the indemnity agreements is remote.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at December 31, 2011.

14. Shareholders’ Equity

Each share of Company common stock is entitled to one full vote. The Company reduced the quarterly cash dividend on its common stock by 50 percent to $.15 per share ($.60 per year) beginning with the first quarter of

2010. In February 2012, the Company announced a 33 percent increase in its quarterly dividend to $.20 per share ($.80 per year). The higher dividend is effective for the dividend payable in March 2012.

During the third quarter of 2011, Sunoco repurchased 14.41 million shares of its outstanding common stock for $500 million. The Company did not repurchase any of its common stock in the open market in 2010 and 2009. In February 2012, the Board approved a plan to repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase is expected to occur over the next 12 to 18 months.

In February 2010, the Company contributed 3.59 million shares of Sunoco common stock out of treasury valued at $90 million to its funded defined benefit pension plans. The shares contributed to the defined benefit plans were removed from treasury on a last-in, first-out basis resulting in a $251 million reduction in treasury stock and a $161 million charge to capital in excess of par value.

The Company’s Articles of Incorporation authorize the issuance of up to 15 million shares of preference stock without par value, subject to approval by the Board. The Board also has authority to fix the number, designation, rights, preferences and limitations of these shares, subject to applicable laws and the provisions of the Articles of Incorporation. At December 31, 2011, no such shares had been issued.

The following table sets forth the components (net of related income taxes) of the accumulated other comprehensive loss balances in equity (in millions of dollars):

	December 31,
	2011	2010
Retirement benefit plans funded status adjustment (Notes 1 and 9)	$(260)	$(248)
Hedging activities (Note 17)	1	(2)
Available-for-sale securities	1	1

	$(258)	$(249)

15. Stock-Based Incentive Plans

Sunoco’s principal stock-based incentive plans are the Long-Term Performance Enhancement Plan II (“LTPEP II”) and, as approved by shareholders of Sunoco on May 6, 2010, the Long-Term Performance Enhancement Plan III (“LTPEP III”). LTPEP II and LTPEP III authorize the use of eight and 3.5 million shares of common stock for awards, respectively. LTPEP II and LTPEP III provide for the award of stock options, common stock units and related rights to officers and other key employees of Sunoco. No awards may be granted under LTPEP II and LTPEP III after December 31, 2013 and December 31, 2020, respectively. At December 31, 2011, there were 1,324,985 and 2,988,710 shares of common stock available for awards under LTPEP II and LTPEP III, respectively.

The stock options that have been granted under LTPEP II have a 10-year term and permit optionees to purchase Company common stock at its fair market value on the date of grant. Options that were granted prior to December 2008 are exercisable two years after the date of grant, while the options granted in December 2008 and thereafter become exercisable over a three-year period in one-third increments on each anniversary date after the date of grant. The fair value of the stock options is estimated using the Black-Scholes option pricing model. Use of this model requires the Company to make certain assumptions regarding the term that the options are expected to be outstanding (“expected life”), as well as regarding the risk-free interest rate, the Company’s expected dividend yield and the expected volatility of the Company’s stock price during the period the options are expected to be outstanding. The expected life and dividend yield are estimated based on historical experience. The risk-free interest rate is based on the U.S. Treasury yield curve at the date of grant for periods that are approximately equal to the expected life. The Company uses historical share prices, for a period equivalent to the options’ expected life, to estimate the expected volatility of the Company’s share price. There were no stock options granted in 2011. The fair value of the stock options granted in prior years has been based on the following weighted-average assumptions:

	2010	2009
Expected life (years)	5	5
Risk-free interest rate	2.3%	2.2%
Dividend yield	2.1%	3.6%
Expected volatility	41.1%	41.1%

The following table summarizes information with respect to Sunoco common stock option awards under Sunoco’s stock-based incentive plans (dollars in millions, except per-share and per-option amounts):

	Shares Under Option	Weighted- Average Option Price Per Share	Weighted- Average Fair Value Per Option*	Intrinsic Value
Outstanding, December 31, 2008	2,236,773	$55.19
Granted	216,100	$27.76	$7.51
Exercised	(35,890)	$12.63		$1
Canceled	(84,167)	$46.69

Outstanding, December 31, 2009	2,332,816	$53.61
Granted	644,800	$28.26	$9.00
Exercised	(7,000)	$26.05		$—
Canceled	(207,134)	$48.90

Outstanding, December 31, 2010	2,763,482	$48.12
Granted	—
Exercised**	(196,145)	$29.14		$3
Canceled	(158,115)	$53.93

Outstanding, December 31, 2011	2,409,222 ***	$49.28		$12

Exercisable, December 31
2009	1,702,042	$61.35
2010	1,831,871	$57.57
2011	1,965,179 ***	$54.05		$6

*	Represents the weighted-average fair value per option granted as of the date of grant.
**	Cash received by the Company upon exercise amounted to $6 million and the related tax benefit realized amounted to less than $1 million.
***The	weighted-average remaining contractual term of outstanding options and exercisable options was 6.1 and 5.7 years, respectively.

Outstanding common stock award units under the Company’s stock-based incentive plans mature upon completion of a three- to ten-year service period or upon attainment of predetermined performance targets during a three-year period. For performance-based awards, adjustments for attainment of performance targets can range from 0-150 percent of the award grant. Awards are payable in cash or common stock as determined on the date of grant. Awards to be paid in cash are classified as liabilities in the Company’s consolidated balance sheets and are re-measured for expense purposes at fair value each period (based on the fair value of an equivalent number of Sunoco common shares at the end of the period) with any change in fair value recognized as an increase or decrease in earnings. For service-based awards to be settled in common stock, the grant-date fair value is based on the closing price of the Company’s shares on the date of grant. For performance-based awards to be settled in common stock, the payout of which is determined by market conditions related to stock price performance, the grant-date fair value is generally estimated using a Monte Carlo simulation model. Use of this model requires the Company to make certain assumptions regarding expected volatility of the Company’s stock price during the vesting period as well as regarding the risk-free interest rate and correlations of stock returns among the Company and its peers. The Company uses historical share prices, for a period equivalent to the award’s term, to estimate the expected volatility of the Company’s share price. The risk-free interest rate is based on the U.S.

Treasury yield curve at the date of grant for a term that approximates the award’s term. Correlations of stock returns among the Company and its peers are calculated using historical daily stock-return data for a period equivalent to the award’s term.

The following tables set forth separately information with respect to Sunoco common stock unit awards to be settled in stock and awards to be settled in cash under Sunoco’s stock-based incentive plans (dollars in millions, except per-unit amounts):

Stock Settled Awards	Awards	Weighted- Average Fair Value Per Unit*	Fair/ Intrinsic Value
Nonvested, December 31, 2008	528,104	$47.91
Granted	264,024	$26.99
Performance factor adjustment**	(23,736)
Vested	(34,329)	$69.95	$1
Canceled	(39,323)	$44.65

Nonvested, December 31, 2009	694,740	$38.34
Granted	448,540	$28.41
Performance factor adjustment**	(12,011)
Vested	(84,994)	$64.88	$3
Canceled	(50,745)	$34.19

Nonvested, December 31, 2010	995,530	$31.50
Granted	408,327	$41.68
Performance factor adjustment**	(198,942)
Vested	(50,050)	$43.06	$2
Canceled	(79,828)	$34.68

Nonvested, December 31, 2011	1,075,037	$34.24

*	Represents the weighted-average fair value per unit as of the date of grant.
**	Consists of adjustments to vested performance-based awards to reflect actual performance. The adjustments are required since the original grants of these awards were at 100 percent of the targeted amounts.

Cash Settled Awards	Awards	Weighted- Average Fair Value Per Unit*	Fair/ Intrinsic Value
Nonvested, December 31, 2008	272,150	$66.09
Performance factor adjustment**	(55,832)
Vested***	(68,238)	$68.43	$2
Canceled	(10,580)	$66.05

Nonvested, December 31, 2009	137,500	$63.98
Performance factor adjustment**	(18,941)
Vested***	(110,789)	$63.98	$5
Canceled	(7,770)	$63.98

Nonvested, December 31, 2010	—

*	Represents the weighted-average fair value per unit as of the date of grant.
**	Consists of adjustments to vested performance-based awards to reflect actual performance. The adjustments were required since the original grants of these awards were at 100 percent of the targeted amounts.
***Cash	payments for vested awards were made in the first quarter of the following year.

For the years 2011, 2010 and 2009, the Company recognized stock-based compensation expense of $15, $15 and $5 million, respectively, and related tax benefits of $5, $6 and $2 million, respectively. As of December 31,

2011, total compensation cost related to nonvested awards not yet recognized was $16 million, and the weighted-average period over which this cost is expected to be recognized in income is 2.2 years. The stock-based compensation expense and the total compensation cost related to nonvested awards not yet recognized reflect the Company’s estimates of performance factors pertaining to performance-based common stock unit awards. In addition, equity-based compensation expense attributable to Sunoco Logistics Partners L.P. and SunCoke Energy for 2011, 2010 and 2009 amounted to $8, $5 and $5 million, respectively.

In connection with the separation of SunCoke Energy (Note 16), certain stock options and common stock units issued under LTPEP II and LTPEP III were modified in January 2012. In general, all Sunoco stock options held by Sunoco employees and directors were converted into Sunoco and SunCoke stock options. The terms of the Sunoco stock options are unchanged except for the modification of the exercise price to reflect the change in the price per share of the Sunoco common stock after the spin-off. The SunCoke Energy stock options held by Sunoco employees and directors are fully vested and exercisable. Sunoco stock options held by SunCoke Energy employees were converted to SunCoke Energy stock options. The aggregate intrinsic value of the modified stock options issued on the date of the spin-off is equal to the intrinsic value of the Sunoco stock options which were converted just prior to the spin-off. Outstanding Sunoco common stock units held by Sunoco employees were effectively split into two components representing the Sunoco common stock units and SunCoke Energy common stock units. The Sunoco common stock units remain outstanding under the same terms and conditions as the original awards. The portion of the award representing SunCoke Energy common stock units was vested at the original grant target amount and such value was paid out in cash based upon the market value of the SunCoke Energy stock on the date of the spin-off. All Sunoco common stock units held by SunCoke Energy employees were converted into SunCoke Energy common stock units which vest over the remaining term of the original award. All SunCoke Energy common stock issued as a result of option exercises or the vesting of common stock units will be issued under SunCoke Energy’s incentive stock compensation plan. Sunoco is currently evaluating the accounting impact of these modifications on its future stock-based compensation expense.

16. Noncontrolling Interests

Logistics Operations

Sunoco is the general partner of the Partnership, which consists of a 2-percent ownership interest and incentive distribution rights, and currently owns a 32-percent interest in the Partnership’s limited partner units. On December 2, 2011, the Partnership completed a three-for-one split of its limited partnership units. The unit split resulted in the issuance of two additional limited partnership units for every one limited partnership unit owned. All limited partnership unit information included in this report is presented on a post-split basis.

In 2009, the Partnership issued 6.75 million limited partnership units in a public offering, generating $110 million of net proceeds. In February 2010, Sunoco received $201 million in cash from the Partnership in connection with a modification of the incentive distribution rights (see below). Also in February 2010, Sunoco sold 6.60 million of its limited partnership units to the public, generating $145 million of net proceeds. In August 2010, the Partnership issued 6.04 million limited partnership units in a public offering, generating $144 million of net proceeds.

Since the issuance/sale of the limited partnership units subsequent to January 1, 2009 and the modification of the incentive distribution rights discussed above did not result in a loss of control of the Partnership, they have been accounted for as equity transactions. As a result, the $110 million of cash proceeds in 2009 from the public equity offering was reflected as an increase in noncontrolling interests ($88 million) and capital in excess of par value ($14 million, net of income taxes). The $145 and $144 million, respectively, of cash proceeds from the February and August 2010 public equity offerings were reflected as increases in noncontrolling interests ($48 and $114 million, respectively) and capital in excess of par value ($58 and $18 million, respectively, net of income taxes). The modification of the incentive distribution rights resulted in a $121 million decrease in noncontrolling interests and a $75 million increase in capital in excess of par value, net of income taxes.

In the third quarter of 2010, the Partnership exercised its rights to acquire additional ownership interests in Mid-Valley and WTG, increasing its ownership interests to 91 and 60 percent, respectively. Since the Partnership obtained a controlling financial interest in both Mid-Valley and WTG, the joint ventures were both reflected as consolidated subsidiaries of Sunoco from the dates of their respective acquisitions. The Partnership recorded an $80 million increase in noncontrolling interests upon consolidation of the joint ventures (Note 2).

In May 2011, the Partnership obtained a controlling financial interest in Inland through a series of transactions involving Sunoco and a third party. As a result, Inland was reflected as a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recorded a $20 million increase in noncontrolling interests upon consolidation of the entity (Note 2).

In July 2011, the Partnership issued 3.94 million deferred distribution units valued at $98 million and paid $2 million in cash to Sunoco in exchange for the tank farm and related assets located at the Eagle Point refinery. These units will not participate in Partnership distributions until they convert into common units on the one-year anniversary of their issuance. The exchange was accounted for as an equity transaction since the Partnership continues to be a consolidated subsidiary of Sunoco. The transaction resulted in a $12 million decrease in noncontrolling interests and a $7 million increase in capital in excess of par value, net of income taxes. Upon completion of this transaction, Sunoco’s interest in the Partnership’s limited partner units increased to the current 32 percent.

The Partnership distributes to its general and limited partners all available cash (generally cash on hand at the end of each quarter less the amount of cash the general partner determines in its reasonable discretion is necessary or appropriate to provide for the proper conduct of the Partnership’s business). During the 2009-2011 period, the Partnership increased its quarterly distribution per unit from $.33 to $.42.

The following table describes the Partnership’s target distribution levels and distribution allocations between the general partner and the holders of the Partnership’s limited partner units under the current incentive distribution right structure:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders
Minimum Quarterly Distribution	$0.1500	2%		98%
First Target Distribution	up to $ 0.1667	2%		98%
Second Target Distribution	above $ 0.1667 up to $ 0.1917	15	%*	85%
Third Target Distribution	above $ 0.1917 up to $ 0.5275	37	%*	63%
Thereafter	above $ 0.5275	50	%*	50%

*	Includes Sunoco’s 2 percent general partner interest.

During 2011, 2010 and 2009, Sunoco received $98, $91 and $98 million, respectively, from the Partnership representing 47, 48 and 57 percent, respectively, of the Partnership’s total cash distributions. These amounts include $50, $46 and $48 million, respectively, in 2011, 2010 and 2009 attributable to Sunoco’s general partner interest and incentive distribution rights. Sunoco’s share of Partnership distributions is expected to be 47 percent at the Partnership’s current quarterly cash distribution rate but is expected to increase to approximately 49 percent, assuming the Partnership’s current quarterly cash distribution rate and no additional unit issuances, when the deferred distribution units convert to common units in the third quarter of 2012.

Sunoco has agreements with the Partnership which establish fees for administrative services provided by Sunoco and provide indemnifications by Sunoco for certain environmental, toxic tort and other liabilities related to operation of the Partnership’s assets prior to its initial public offering in February 2002. The Partnership also participates in Sunoco’s centralized cash management program under which all of the Partnership’s cash receipts and disbursements are processed together with those of Sunoco and its other subsidiaries through Sunoco’s cash accounts with a corresponding intercompany receivable or payable. In August 2010, the Partnership issued a three-year, subordinated, $100 million note to Sunoco in connection with the funding for its purchase of the butane blending business from Texon. The note was repaid in December 2011.

Cokemaking Operations

On July 12, 2011, Sunoco borrowed $300 million from an affiliate of one of SunCoke Energy’s IPO underwriters. On July 26, 2011, an IPO of 13.34 million shares of SunCoke Energy common stock was completed at an offering price of $16 per share. Sunoco’s $300 million borrowing was satisfied at the closing of the SunCoke IPO through an exchange of the 13.34 million shares of SunCoke Energy stock valued at $213 million and a cash payment of $87 million. Sunoco also incurred underwriters’ commissions and other expenses totaling $21 million in connection with the offering. At December 31, 2011, Sunoco maintained a controlling financial interest in SunCoke Energy through its ownership of 81 percent of the outstanding shares of SunCoke Energy common stock. In connection with the SunCoke IPO, Sunoco recorded a $112 million increase in noncontrolling interests and an $80 million increase in capital in excess of par value. On January 17, 2012, the Company completed the separation of SunCoke Energy from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off. The distribution was in the form of a pro rata stock dividend which entitled Sunoco shareholders of record on January 5, 2012 to receive 0.53 of a share of SunCoke Energy common stock for each share of Sunoco common stock held. The results of operations of the Coke business will be classified as discontinued operations in the consolidated statements of operations effective with the distribution date. This transaction will be accounted for as a reduction to equity at carrying value in accordance with current accounting guidance. SunCoke Energy generally assumed all liabilities associated with Sunoco’s cokemaking and coal businesses prior to the date of the spin-off. SunCoke Energy is also responsible for all tax liabilities related to Sunoco’s cokemaking and coal businesses prior to the spin-off. However, SunCoke Energy is not entitled to any refunds which may occur that are applicable to such periods.

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

The following table sets forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Logistics Operations	Cokemaking Operations	Total
Balance at December 31, 2008	$367	$71	$438
Noncontrolling interests share of income	107	22	129
Cash distributions	(75)	(19)	(94)
Sale of limited partner units to the public	88	—	88
Other	1	—	1

Balance at December 31, 2009	488	74	562
Noncontrolling interests share of income	186 *	8	194
Cash distributions	(102)	(21)	(123)
Sale of limited partner units to the public	162	—	162
Distribution in connection with modification of incentive distribution rights	(121)	—	(121)
Consolidation of pipeline acquisitions	80	—	80
Other	(1)	—	(1)

Balance at December 31, 2010	692	61	753
Noncontrolling interests share of income	175	—	175
Cash distributions	(121)	(1)	(122)
SunCoke Energy IPO	—	112	112
Issuance of deferred distribution units	(12)	—	(12)
Purchase of Indiana Harbor noncontrolling interest	—	(24)	(24)
Consolidation of pipeline acquisition	20	—	20
Other	3	2	5

Balance at December 31, 2011	$757	$150	$907

*	Includes $69 million attributable to the noncontrolling interests’ share of the $128 million pretax gain from the remeasurement of pre-acquisition equity interests in Mid-Valley and WTG.

17. Fair Value Measurements

The Company’s cash equivalents, which amounted to $1,805 and $1,469 million at December 31, 2011 and 2010, respectively, were measured at fair value based on quoted prices in active markets for identical assets. The additional assets and liabilities that were measured at fair value on a recurring basis were not material to the Company’s consolidated balance sheets.

Sunoco’s other current assets (other than inventories, deferred income taxes and assets held for sale) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At December 31, 2011 and 2010, the estimated fair value of Sunoco’s long term debt was $3,440 and $2,379 million, respectively, compared to carrying amounts of $3,159 and $2,136 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available at the respective balance sheet dates for similar issues. Sunoco also had a long-term note receivable from the sale of the Toledo refinery with an interest rate of LIBOR plus eight percent with a maximum interest rate of 10 percent (Note 2). The estimated fair value of this financial instrument approximates its carrying value of $182 million at December 31, 2011. The note was repaid in February 2012.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 9.0 million barrels of crude oil and refined products, 240 thousand pounds of soy beans and 240 thousand MMBTUs of natural gas at December 31, 2011, which vary in duration but generally do not extend beyond December 31, 2012.

The following table sets forth the impact of derivatives on the Company’s financial performance for the years ended December 31, 2011, 2010 and 2009 (in millions of dollars):

	Pretax Gains (Losses) Recognized in Other Comprehensive Income*	Pretax Gains (Losses) Recognized in Earnings*	Location of Gains (Losses) Recognized in Earnings
Year Ended December 31, 2011
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$2	$(15)	Sales and other operating revenue
Commodity contracts		12	Cost of products sold and operating expenses

	$2	$(3)

Derivatives not designated as hedging instruments:
Commodity contracts		$(7)	Sales and other operating revenue
Commodity contracts		—	Cost of products sold and operating expenses
Transportation contracts		—	Cost of products sold and operating expenses

		$(7)

Year Ended December 31, 2010
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(6)	$35	Sales and other operating revenue
Commodity contracts		(37)	Cost of products sold and operating expenses

	$(6)	$(2)

Derivatives not designated as hedging instruments:
Commodity contracts		$(15)	Sales and other operating revenue
Commodity contracts		3	Cost of products sold and operating expenses
Transportation contracts		—	Cost of products sold and operating expenses

		$(12)

Year Ended December 31, 2009
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(16)	$13	Sales and other operating revenue
Commodity contracts		(36)	Cost of products sold and operating expenses

	$(16)	$(23)

Derivatives not designated as hedging instruments:
Commodity contracts		$—	Sales and other operating revenue
Commodity contracts		(25)	Cost of products sold and operating expenses
Transportation contracts		(1)	Cost of products sold and operating expenses

		$(26)

*Amounts	attributable to Sunoco, Inc. shareholders.

18. Business Segment Information

Sunoco conducted its operations as a petroleum refiner and marketer and chemicals manufacturer with interests in logistics and cokemaking during most of the 2009-2011 period. However, the Company carried out several strategic actions during 2011 and the early part of 2012 in executing its fundamental shift away from manufacturing. In addition to its decision to exit the refining business by mid-2012, the exit from the chemicals business during 2011 and the spin-off of SunCoke Energy in January 2012, Sunoco also conducted a comprehensive strategic review to determine the best way to deliver value to shareholders, including how best to utilize its strong cash position and maximize the potential for Sunoco’s logistics and retail businesses. Sunoco retained a third party advisor to assist in this strategic review which was completed in February 2012.

At December 31, 2011, the Company’s operations were organized into four business segments (Retail Marketing, Logistics, Refining and Supply and Coke) plus a holding company and a professional services group.

The Logistics segment operates refined product and crude oil pipelines and terminals and conducts crude oil and refined product acquisition and marketing activities primarily in the northeast, midwest and southwest regions of the United States. In addition, the Logistics segment has ownership interests in several refined product pipeline joint ventures. Substantially all logistics operations are conducted through Sunoco Logistics Partners L.P. (Note 16).

The Retail Marketing segment sells gasoline and middle distillates at retail and operates convenience stores in 23 states, primarily on the east coast and in the midwest region of the United States.

The Refining and Supply segment currently manufactures petroleum products and commodity petrochemicals at Sunoco’s Philadelphia, PA refinery and sells these products to other Sunoco businesses and to wholesale and industrial customers. In December 2011, the Company indefinitely idled the main processing units at its Marcus Hook, PA refinery. In March 2011, Sunoco completed the sale of its Toledo refinery. During 2009, the Company permanently shut down all process units at its Eagle Point refinery and sold its discontinued Tulsa refining operations (Note 2). Prior to these divestments and the shutdowns of the Marcus Hook and Eagle Point refineries, Refining and Supply manufactured and sold petroleum products at these facilities as well as lubricants at the Tulsa refinery. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

The Coke segment makes high-quality, blast-furnace coke at facilities located in Vansant, VA (Jewell), East Chicago, IN (Indiana Harbor), Franklin Furnace, OH (Haverhill), Granite City, IL (Gateway), and Middletown, OH (Middletown) and produces metallurgical coal from mines in Virginia and West Virginia, primarily for use at the Jewell cokemaking facility. Substantially all of the coke sales during the 2009-2011 period were made under long-term contracts with three major steel companies. All of the cokemaking plants except for the Jewell plant produce steam and/or electricity. SunCoke Energy is also the operator of a cokemaking plant in Vitória, Brazil (Note 7). On July 26, 2011, an IPO of 13.34 million shares of SunCoke Energy common stock was completed at an offering price of $16 per share. Sunoco retained an 81-percent ownership interest in SunCoke Energy until its remaining shares were distributed to Sunoco shareholders by means of a spin-off on January 17, 2012 (Note 16).

Sunoco completed divestments of its phenol and acetone chemicals manufacturing facilities during 2011 and completed the sale of the common stock of its polypropylene chemicals business in 2010. Prior to these divestments, the Chemicals segment manufactured, distributed and marketed phenol and related products at facilities in Philadelphia, PA and Haverhill, OH and polypropylene at facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA. The results of operations of Sunoco’s chemicals businesses have been classified as discontinued operations for all periods presented in the consolidated financial statements (Note 2).

Overhead expenses that can be identified with a segment have been included as deductions in determining pretax segment income. Any remaining expenses are included in Corporate and Other. Also included in

Corporate and Other are net financing expenses and other, which consist principally of interest expense and debt and other financing expenses less interest income and interest capitalized, and significant unusual and infrequently occurring items not allocated to a segment for purposes of reporting to the chief operating decision maker. Intersegment revenues are accounted for based on the prices negotiated by the segments, which approximate market. Identifiable assets are those assets that are utilized within a specific segment. During 2011, the Company changed its measure of segment profit or loss to pretax operating results attributable to Sunoco, Inc. shareholders. The change did not impact the Company’s reportable segments. Previously, after-tax operating results attributable to Sunoco, Inc. shareholders were provided to the chief operating decision maker.

Segment Information (millions of dollars)

	Logistics	Retail Marketing	Refining and Supply	Coke	Corporate and Other		Consolidated
2011
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$10,473	$17,382	$17,452	$1,517	$—		$46,824
Intersegment	$432	$—	$14,795	$9	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$204	$169	$(316)	$62	$(2,714	)*	$(2,595)
Income tax benefit attributable to Sunoco, Inc. shareholders							(1,067)

Loss from continuing operations attributable to Sunoco, Inc. shareholders							(1,528)
Loss from discontinued operations, net of income taxes							(156)

Net loss attributable to Sunoco, Inc. shareholders							$(1,684)

Equity income	$13	$—	$2	$—	$—		$15
Depreciation, depletion and amortization	$86	$92	$157	$59	$—		$394
Capital expenditures**	$211	$129	$120	$246	$17		$723
Investments in affiliated companies	$73	$—	$19	$41	$—		$133
Identifiable assets	$5,376	$1,229	$841	$1,981	$2,578	***	$11,982 †

*	Consists of $80 million of corporate expenses, $101 million of net financing expenses and other, a $2 million gain on the divestment of the Toledo refinery and related inventory, $63 million of LIFO inventory profits, a $9 million gain from the remeasurement of pipeline equity interests to fair value, and a $2,607 million provision for asset write-downs and other matters (Note 2).
**	Excludes acquisitions totaling $419 million (Note 2). Corporate amount represents expenditures attributable to discontinued chemicals operations.
***	Consists of Sunoco’s $354 million consolidated deferred income tax asset and $2,224 million attributable to corporate activities consisting primarily of cash and cash equivalents.
†	After elimination of intersegment receivables.

Segment Information (millions of dollars)

	Logistics	Retail Marketing	Refining and Supply	Coke	Corporate and Other		Consolidated
2010
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$6,689	$13,424	$14,754	$1,308	$—		$36,175
Intersegment	$1,118	$—	$11,049	$10	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$132	$176	$(19)	$176	$(100	)*	$365
Income tax expense attributable to Sunoco, Inc. shareholders							114

Income from continuing operations attributable to Sunoco, Inc. shareholders							251
Loss from discontinued operations, net of income taxes							(17)

Net income attributable to Sunoco, Inc. shareholders							$234

Equity income	$27	$—	$1	$—	$—		$28
Depreciation, depletion and amortization	$62	$93	$263	$49	$—		$467
Capital expenditures**	$183	$99	$247	$223	$20		$772
Investments in affiliated companies	$76	$—	$24	$41	$—		$141
Identifiable assets	$4,000	$1,114	$4,503	$1,462	$2,253	***	$13,297	†

*	Consists of $108 million of corporate expenses, $110 million of net financing expenses and other, a $59 million gain from the remeasurement of pipeline equity interests to fair value, $168 million of LIFO inventory profits and a $109 million provision for asset write-downs and other matters (Note 2).
**	Excludes acquisitions totaling $268 million (Note 2). Corporate amount represents expenditures attributable to discontinued chemicals operations.
***

Consists of Sunoco’s $129 million consolidated deferred income tax asset, $1,508 million attributable to corporate activities consisting primarily of cash and cash equivalents and $616 million attributable to Sunoco’s discontinued chemicals operations (Note 2).

†	After elimination of intersegment receivables.

Segment Information (millions of dollars)

	Logistics	Retail Marketing	Refining and Supply	Coke	Corporate and Other		Consolidated
2009
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$4,696	$11,458	$12,305	$1,116	$—		$29,575
Intersegment	$703	$—	$9,024	$8	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$152	$146	$(513)	$193	$(703	)*	$(725)
Income tax benefit attributable to Sunoco, Inc. shareholders							(358)

Loss from continuing operations attributable to Sunoco, Inc. shareholders							(367)
Income from discontinued operations, net of income taxes							38

Net loss attributable to Sunoco, Inc. shareholders							$(329)

Equity income (loss)	$26	$—	$(3)	$—	$—		$23
Depreciation, depletion and amortization	$49	$95	$279	$33	$—		$456
Capital expenditures**	$175	$80	$377	$229	$38		$899
Investments in affiliated companies	$91	$—	$23	$41	$—		$155
Identifiable assets	$3,068	$1,055	$4,387	$1,284	$2,150	***	$11,895 †

*	Consists of $66 million of corporate expenses, $86 million of net financing expenses and other, a $44 million gain on the divestment of the retail heating oil and propane distribution business, $92 million of LIFO inventory profits and a $687 million provision for asset write-downs and other matters (Note 2).
**	Excludes acquisitions totaling $50 million (Note 2). Corporate amount represents expenditures attributable to discontinued chemicals and Tulsa refining operations.
***

Consists of Sunoco’s $394 million consolidated income tax refund receivable, $96 million consolidated deferred income tax asset, $438 million attributable to corporate activities consisting primarily of cash and cash equivalents and $1,222 million attributable to Sunoco’s discontinued chemicals operations (Note 2).

†	After elimination of intersegment receivables.

The following table sets forth Sunoco’s sales to unaffiliated customers and other operating revenue by product or service (excluding amounts attributable to discontinued chemicals and Tulsa refining operations) (in millions of dollars):

	2011	2010	2009
Gasoline:
Retail	$13,585	$10,053	$8,158
Wholesale	4,747	4,553	3,830
Middle distillates	11,392	8,625	6,669
Residual fuel	1,244	1,071	1,433
Petrochemicals	343	512	251
Other refined products	831	477	409
Convenience store merchandise	477	463	515
Other products and services	527	377	320
Resales of purchased crude oil	9,915	6,388	4,487
Coke and coal operations	1,517	1,308	1,116
Consumer excise taxes	2,246	2,348	2,387

	$46,824	$36,175	$29,575

Sunoco, Inc. and Subsidiaries

Quarterly Financial and Stock Market Information (Unaudited)

(Millions of Dollars, Except Per-Share Amounts and Common Stock Prices)

		2011					2010
		First Quarter	Second Quarter	Third Quarter		Fourth Quarter	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
	Sales and other operating revenue (including consumer excise taxes)*	$10,308	$11,670	$12,145		$12,701	$7,917	$9,294		$9,058		$9,906
	Gross profit**	$116	$307	$341		$241	$185	$471		$250		$391
	Income (loss) from continuing operations***	$(75)	$97	$(1,058)		$(317)	$(9)	$171		$169		$114
	Net income (loss)	$(80)	$(71)	$(1,038)		$(320)	$(38)	$176		$172		$118
	Net income (loss) attributable to Sunoco, Inc. shareholders	$(101)†	$(125)††	$(1,096	)†††	$(362)#	$(63)##	$145	###	$65	@	$87	@@
	Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
	Basic:
	Income (loss) from continuing operations***	$(0.79)	$0.36	$(9.80)		$(3.36)	$(0.29)	$1.16		$0.51		$0.69
	Net income (loss)	$(0.84)	$(1.03)	$(9.62)		$(3.39)	$(0.53)	$1.20		$0.54		$0.72
	Diluted:
	Income (loss) from continuing operations	$(0.79)	$0.36	$(9.80)		$(3.36)	$(0.29)	$1.16		$0.51		$0.69
	Net income (loss)	$(0.84)	$(1.03)	$(9.62)		$(3.39)	$(0.53)	$1.20		$0.54		$0.72
	Cash dividends per share of common stock	$0.15	$0.15	$0.15		$0.15	$0.15	$0.15		$0.15		$0.15
Common stock price@@@	— high	$46.62	$46.98	$43.43		$41.24	$30.98	$36.48		$37.96		$41.23
	— low	$38.42	$38.56	$27.36		$28.79	$24.64	$26.93		$32.00		$35.72
	— end of period	$45.59	$41.71	$31.01		$41.02	$29.71	$34.77		$36.50		$40.31

*	Reflects decreases of $301 and $328 million for the quarters ended March 31 and June 30, 2011, respectively, and decreases of $249 and $278 million for the quarters ended March 31 and June 30, 2010, respectively, compared to amounts previously reported on Securities and Exchange Commission Form 10-Q. These changes are due to the treatment of the Frankford and Haverhill phenol chemicals operations that were sold during 2011 as discontinued operations.
**	Gross profit equals sales and other operating revenue less cost of products sold; operating expenses; depreciation, depletion and amortization; and consumer excise, payroll and other applicable taxes.
***	Reflects increases of $5 and $168 million for the quarters ended March 31 and June 30, 2011, respectively, and an increase of $6 million and a decrease of $5 million for the quarters ended March 31 and June 30, 2010, respectively, compared to amounts previously reported on Securities and Exchange Commission Form 10-Q in income (loss) from continuing operations. Accordingly, reflects increases of $.05 and $1.39 per share of common stock for the quarters ended March 31 and June 30, 2011, respectively, and an increase of $.05 and a decrease of $.04 per share of common stock for the quarters ended March 31 and June 30, 2010, respectively. These changes are due to the treatment of the Frankford and Haverhill phenol chemicals operations that were sold during 2011 as discontinued operations.
†	Includes a $4 million after-tax provision for asset write-downs and other matters, a $4 million after-tax gain related to the divestment of the Toledo refinery, a $26 million after-tax gain from the reduction of crude oil and refined product inventories at the Toledo refinery prior to the divestment, and a $5 million increase in deferred taxes due to apportionment changes resulting from the sale of the Toledo refinery.
††	Includes a $175 million after-tax provision for asset write-downs and other matters (including $171 million after tax attributable to the discontinued phenol chemicals operations), a $5 million after-tax loss related to the divestment of the Toledo refinery, and a $6 million after-tax gain from the remeasurement of pre-acquisition equity interests to fair value.
†††	Includes a $1,167 million after-tax provision for asset write-downs and other matters (including an $11 million after-tax gain attributable to a partial settlement of a low sulfur diesel credit liability related to the discontinued Tulsa refining operations), a $2 million after-tax loss related to the divestment of the Toledo refinery, and an $8 million after-tax gain related to the divestment of the discontinued Frankford chemicals facility.
#	Includes a $374 million after-tax provision for asset write-downs and other matters, a $1 million after-tax loss related to prior divestments, a $12 million after-tax gain from the liquidation of LIFO inventories primarily related to the idling of the Marcus Hook refinery, and a $4 million tax provision adjustment related to the March 2010 sale of the discontinued polypropylene chemicals business.
##	Includes a $27 million after-tax provision for asset write-downs and other matters, a $44 million net after-tax loss related to the divestment of the discontinued polypropylene chemicals business, and a $9 million unfavorable tax adjustment related to the discontinued phenol chemicals operations.
###	Includes a $13 million after-tax provision for asset write-downs and other matters.
@	Includes a $1 million after-tax gain related to asset write-downs and other matters and a $37 million after-tax gain from the remeasurement of pre-acquisition equity interests to fair value.
@@Includes	a $26 million after-tax provision for asset write-downs and other matters and a $100 million after-tax gain from the liquidation of LIFO inventories largely attributable to the permanent shutdown of the Eagle Point refinery.
@@@The	Company's common stock is principally traded on the New York Stock Exchange, Inc. under the symbol "SUN." The Company had approximately 18,300 holders of record of common stock as of January 31, 2012.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer. Management previously identified a material weakness in internal control over financial reporting related to accounting for income taxes, which is described below and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. During 2011, management implemented remediation steps focused on eliminating this material weakness, and during the fourth quarter of 2011, the remediation of the previously identified material weakness was completed. Based upon the evaluation described above, the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chairman, Chief Executive Officer and President and the Company’s Senior Vice President and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and assessing the effectiveness of such controls. Management’s Annual Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are included below in this Item 9A. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, the financial position of Sunoco, Inc. and subsidiaries at December 31, 2011 and 2010 and their consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

During 2011, the Company has taken action to implement remediation steps to address the material weakness in its internal control over financial reporting related to accounting for income taxes that existed at December 31, 2010. Management identified the following control deficiencies at December 31, 2010 that, in the aggregate, represented a material weakness in the design and operation of its internal controls over the computation of the income tax provision and determination of the appropriate classification of income taxes payable and deferred income taxes: (i) management relied on spreadsheets that were extremely complex and difficult to prepare and review; (ii) a lack of readily available data to facilitate the accounting for complex, non-routine transactions resulted in a reasonable possibility that adjustments to balances would not be detected on a timely basis; and (iii) inexperience with the Company’s income tax accounting processes, procedures and controls due to recent employee turnover resulted in insufficient review of the income tax accounts.

Remediation of Material Control Weakness

The Company implemented remediation steps to address the material weakness discussed above and to improve its internal control over income tax accounting. Specifically, the Company has: hired additional experienced tax personnel; formalized and implemented tax organizational reporting structure changes which better integrate the tax accounting and compliance functions and facilitate an increase in the level of certain tax review activities during the financial close process; utilized personnel from third-party professional services firms with expertise in accounting for income taxes to assist in the preparation and review of the Company’s income tax provision; held training sessions covering accounting for income taxes and tax risk management; updated process documentation to reflect improvements made for internal control compliance, including detailed tax checklists; enhanced procedures and reviews of key tax accounts, non-routine transactions, and supporting documentation; and implemented and utilized a computer software package that facilitates the calculation, documentation and review of the Company’s income tax provision.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is set forth below in this Item 9A.

Changes in Internal Control over Financial Reporting

Other than the remediation steps discussed above, there have been no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Shareholders and Board of Directors,

Sunoco, Inc.

We have audited Sunoco, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Sunoco, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Sunoco, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sunoco, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss) and equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

February 28, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information on directors required by Item 401 of Regulation S-K appearing in the sections entitled “Item 1, Election of Directors,” and “Nominees for the Board of Directors,” under the heading “Proposals on Which You May Vote;” the information required by Item 405 of Regulation S-K appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance;” and the information required by Items 407(d)(4) and 407(d)(5) of Regulation S-K appearing in the sections “Committee Structure” and “Director Independence” under the heading “Governance of the Company” and in the section “Nominees for the Board of Directors,” under the heading “Proposals on Which You May Vote” in the Company’s definitive Proxy Statement (“Proxy Statement”), which will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after December 31, 2011, are incorporated herein by reference.

Information concerning the Company’s executive officers appears in Part I of this Annual Report on Form 10-K.

Sunoco, Inc. has a Code of Business Conduct and Ethics (the “Code”), which applies to all officers, directors and employees, including the chief executive officer, the principal financial officer, the principal accounting officer and persons performing similar functions. A copy of the Code can be found on Sunoco’s website (www.SunocoInc.com). It is also available in printed form upon request. Sunoco intends to disclose on its website the nature of any future amendments to and waivers of the Code that apply to the chief executive officer, the principal financial officer, the principal accounting officer or persons performing similar functions.

Sunoco’s Corporate Governance Guidelines and the Charters of its Audit, Compensation, Corporate Responsibility, Executive and Governance Committees are available on its website, and are also available in printed form upon request.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 402 of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2011,” “Outstanding Equity Awards at Fiscal Year-End 2011,” “Option Exercises and Stock Vested in 2011,” “Pension Benefits,” “Nonqualified Deferred Compensation in 2011,” and “Other Potential Post-Employment Payments,” and appearing under the heading “Directors’ Compensation,” and the information required by Items 407(e)(4) and 407(e)(5) of Regulation S-K appearing under the heading “Executive Compensation,” including the sections entitled “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2011, are incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K appearing in the answer to “Question: Does a shareholder own 5% or more of Sunoco’s common stock?” under the heading “Questions and Answers,” and appearing under the heading “Directors’ and Officers’ Ownership of Sunoco Stock” in the Company’s Proxy Statement, and the information required by Item 201(d) of Regulation S-K appearing in the section entitled “Equity Compensation Plan Information” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2011, are incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 404 of Regulation S-K appearing in the section entitled “Certain Relationships and Related Transactions” and the information required by Item 407(a) of Regulation S-K appearing in the section “Director Independence,” both under the heading “Governance Matters” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2011, are incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 9(e) of Schedule 14A appearing in the section entitled “Item 2. Ratification of the Appointment of Ernst & Young LLP as Independent Registered Public Accounting Firm for the Fiscal Year 2012” under the heading “Proposals on Which You May Vote” in the Company’s Proxy Statement, which will be filed with the SEC within 120 days after December 31, 2011, is incorporated herein by reference.

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

10.2*

—Sunoco, Inc. Long-Term Performance Enhancement Plan II, as amended and restated effective December 3, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s 2008 Form 10-K filed February 25, 2009, File No. 1-6841).

10.2.1*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.3 of the Company’s 2008 Form 10-K filed February 25, 2009, File No. 1-6841).

10.2.2*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.4 of the Company’s 2008 Form 10-K filed February 25, 2009, File No. 1-6841).

10.2.3*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.5 of the Company’s 2008 Form 10-K filed February 25, 2009, File No. 1-6841).

10.2.4*

—Form of Common Stock Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.6 of the Company’s 2008 Form 10-K filed February 25, 2009, File No. 1-6841).

10.2.5*

—Form of Stock Option Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan II (incorporated by reference to Exhibit 10.7 of the Company’s 2008 Form 10-K filed February 25, 2009, File No. 1-6841).

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

10.9*

—Sunoco, Inc. Special Executive Severance Plan, as amended and restated effective December 1, 2010 (incorporated by reference to Exhibit 10.9 of the Company’s 2010 Form 10-K filed February 28, 2011, File No. 1-6841).

10.10*

—Sunoco, Inc. Executive Involuntary Severance Plan, as amended and restated effective December 1, 2010 (incorporated by reference to Exhibit 10.10 of the Company’s 2010 Form 10-K filed February 28, 2011, File No. 1-6841).

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

10.12.1*

—Amendment No. 2011-1 to Sunoco, Inc. Executive Involuntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.12.1 of the Company’s 2010 Form 10-K filed February 28, 2011, File No. 1-6841).

10.13*

—Sunoco, Inc. Senior Executive Incentive Plan, effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 11, 2010, File No. 1-6841).

10.13.1*	—Amendment No. 2011-1 to Sunoco, Inc. Senior Executive Incentive Plan (incorporated by reference to Exhibit 10.13.1 of the Company’s 2010 Form 10-K filed February 28, 2011, File No. 1-6841).

10.14*

—Sunoco, Inc. Long-Term Performance Enhancement Plan III, effective March 2, 2011 (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 filed May 5, 2011, File No. 1-6841).

10.14.1*

—Form of Restricted Share Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan III (incorporated by reference to Exhibit 10.14.1 of the Company’s 2010 Form 10-K filed February 28, 2011, File No. 1-6841).

10.14.2*

—Form of Performance Share Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan III (incorporated by reference to Exhibit 10.14.2 of the Company’s 2010 Form 10-K filed February 28, 2011, File No. 1-6841).

10.14.3*

—Form of Stock Option Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan III (incorporated by reference to Exhibit 10.14.3 of the Company’s 2010 Form 10-K filed February 28, 2011, File No. 1-6841).

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

10.22

—Separation and Distribution Agreement, dated as of July 18, 2011, by and between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 22, 2011, File No. 1-6841).

10.23

—Tax Sharing Agreement, dated as of July 18, 2011, by and between SunCoke Energy, Inc. and Sunoco, Inc. (incorporated by reference to Exhibit 10.3 of SunCoke Energy, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed August 3, 2011, File
No. 333-173022).

10.24

—$800 Million Credit Agreement, dated as of November 22, 2011, by and among Sunoco, Inc., the Loan Guarantors party thereto, the Lenders party thereto, and J.P. Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 29, 2011, File No. 1-6841).

10.25

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

10.25.1

—Amendment No. 2011-1 to Omnibus Agreement, dated as of February 22, 2011, and effective January 1, 2011, by and among Sunoco, Inc., Sunoco, Inc. (R&M), Sun Pipe Line Company of Delaware LLC, Atlantic Petroleum Corporation, Sunoco Pipeline L.P., Sunoco Logistics Partners L.P., Sunoco Logistics Partners Operations L.P., and Sunoco Partners LLC (incorporated by reference to Exhibit 10.23.1 of the Company’s 2010 Form 10-K filed February 28, 2011, File No. 1-6841).

10.26

—Product Terminal Services Agreement, dated as of May 1, 2007, among Sunoco, Inc. (R&M) and Sunoco Partners Marketing & Terminals L.P. (incorporated by reference to Exhibit 10.1 of Sunoco Logistics Partners L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed July 31, 2007, File No. 1-31219).

10.27*	—Offer Letter with Lynn Laverty Elsenhans, dated July 15, 2008 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated July 16, 2008, File No. 1-6841).

10.28*	—Offer Letter with Dennis Zeleny, dated January 12, 2009 (incorporated by reference to Exhibit 10.27 of the Company’s 2008 Form 10-K filed February 25, 2009, File No. 1-6841).

10.29*	—Offer Letter with Brian P. MacDonald, dated June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 7, 2009, File No. 1-6841).

10.30*

—Amendment No. 1 to Letter Agreement between Frederick A. Henderson and Sunoco, Inc. dated May 25, 2011 (incorporated by reference to Exhibit 10.11 to Amendment No. 2 to SunCoke Energy, Inc.’s Registration Statement on Form S-1 filed on June 3, 2011, File No. 333-173022)

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

95	—Mine Safety Disclosures.

101

—The following financial statements from Sunoco, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income (Loss) and Equity; and (v) the Notes to Consolidated Financial Statements.

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
Brian P. MacDonald Senior Vice President and Chief Financial Officer

Date February 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities indicated on February 28, 2012:

IRENE C. BRITT*	JOHN P. JONES, III*
Irene C. Britt, Director	John P. Jones, III, Director

CHRIS C. CASCIATO*	JAMES G. KAISER*
Chris C. Casciato, Director	James G. Kaiser, Director

WILLIAM H. EASTER, III*	JOSEPH P. KROTT*
William H. Easter, III, Director	Joseph P. Krott, Comptroller (Principal Accounting Officer)

GARY W. EDWARDS*	BRIAN P. MACDONALD*
Gary W. Edwards, Director	Brian P. MacDonald Senior Vice President and Chief Financial Officer (Principal Financial Officer)

LYNN L. ELSENHANS*	JOHN K. WULFF*
Lynn L. Elsenhans Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	John K. Wulff, Director

URSULA O. FAIRBAIRN*	*By	/S/ BRIAN P. MACDONALD
Ursula O. Fairbairn, Director		Brian P. MacDonald Individually and as Attorney-in-Fact