Form 10-Q
period 2012-03-31
SUNOCO INC
filed 2012-05-08
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At March 31, 2012, there were 105,896,034 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Millions of Dollars and Shares, Except Per-Share Amounts)

		For the Three Months Ended March 31,
		2012	2011*
		(UNAUDITED)
	Revenues
	Sales and other operating revenue (including consumer excise taxes)	$12,198	$9,978
	Interest income	3	4
	Gain on divestment of Toledo refinery (Note 3)	104	15
	Other income, net	16	9

		12,321	10,006

	Costs and Expenses
	Cost of products sold and operating expenses	10,896	9,228
	Consumer excise taxes	579	547
	Selling, general and administrative expenses	128	124
	Depreciation, depletion and amortization	61	92
	Payroll, property and other taxes	32	30
	Provision for asset write-downs and other matters (Note 3)	109	6
	Interest cost and debt expense	49	43
	Interest capitalized	(2)	(2)

		11,852	10,068

	Income (loss) from continuing operations before income tax expense	469	(62)
	Income tax expense (Note 4)	170	9

	Income (loss) from continuing operations	299	(71)
	Income (loss) from discontinued operations, net of income taxes (Note 2)	2	(9)

	Net income (loss)	301	(80)
Less:	Income from continuing operations attributable to noncontrolling interests	52	29
	Income (loss) from discontinued operations attributable to noncontrolling interests	1	(8)

	Net income (loss) attributable to Sunoco, Inc. shareholders	$248	$(101)

	Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
	Basic:
	Income (loss) from continuing operations	$2.32	$(0.83)
	Income (loss) from discontinued operations	0.01	(0.01)

	Net income (loss)	$2.33	$(0.84)

	Diluted:
	Income (loss) from continuing operations	$2.31	$(0.83)
	Income (loss) from discontinued operations	0.01	(0.01)

	Net income (loss)	$2.32	$(0.84)

	Weighted-average number of shares outstanding (Note 5):
	Basic	106.6	120.9
	Diluted	107.1	120.9
	Cash dividends paid per share of common stock	$0.20	$0.15

	Comprehensive income (loss):
	Comprehensive income (loss)	$343	$(73)
	Less: Comprehensive income attributable to noncontrolling interests	51	21

	Comprehensive income (loss) attributable to Sunoco, Inc. shareholders	$292	$(94)

*	Reclassified to conform to 2012 presentation (Note 2)

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of Dollars)

	At March 31, 2012	At December 31, 2011
	(UNAUDITED)
Assets
Cash and cash equivalents	$1,985	$2,064
Accounts and notes receivable, net	2,849	3,071
Participation payment receivable from divestment of Toledo refinery (Note 3)	104	—
Inventories (Note 6)	387	587
Deferred income taxes	257	286

Total current assets	5,582	6,008

Note receivable from sale of Toledo refinery (Note 3)	—	182
Investments and long-term receivables	118	158
Properties, plants and equipment, cost	5,180	7,010
Less: Accumulated depreciation, depletion and amortization	1,686	2,045

Properties, plants and equipment, net	3,494	4,965
Deferred income taxes	60	68
Deferred charges and other assets	547	601

Total assets	$9,801	$11,982

Liabilities and Equity
Accounts payable	$3,869	$4,098
Accrued liabilities (Note 7)	546	741
Short-term borrowings	—	103
Current portion of long-term debt	—	282
Taxes payable	250	146

Total current liabilities	4,665	5,370

Long-term debt	2,572	3,159
Retirement benefit liabilities (Note 8)	253	542
Deferred income taxes	253	544
Other deferred credits and liabilities (Note 7)	562	567
Commitments and contingent liabilities (Note 7)

Total liabilities	8,305	10,182

Equity (Note 10)
Sunoco, Inc. shareholders’ equity	720	893
Noncontrolling interests	776	907

Total equity	1,496	1,800

Total liabilities and equity	$9,801	$11,982

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	For the Three Months Ended March 31,
	2012	2011
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income (loss)	$301	$(80)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on divestment of Toledo Refinery	(104)	(15)
Provision for asset write-downs and other matters	109	6
Depreciation, depletion and amortization	64	112
Deferred income tax expense (benefit)	45	(133)
Payments less than (in excess of) expense for retirement plans	(197)	3
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	152	(200)
Inventories	(18)	(743)
Accounts payable and accrued liabilities	(184)	559
Income taxes payable	117	149
Other	(26)	(26)

Net cash provided by (used in) operating activities	259	(368)

Cash Flows from Investing Activities:
Capital expenditures	(94)	(150)
Acquisitions	—	(36)
Proceeds from divestments:
Toledo refinery and related inventory	182	546
Other divestments	11	6
Other	13	(6)

Net cash provided by investing activities	112	360

Cash Flows from Financing Activities:
Net repayments of short-term borrowings	(103)	—
Net proceeds from issuance of long-term debt	176	70
Repayments of long-term debt	(319)	(23)
Cash distributions to noncontrolling interests	(28)	(30)
Cash dividend payments	(21)	(18)
Purchase of common stock for treasury	(50)	—
Cash of SunCoke Energy, Inc. at spin-off	(111)	—
Other	6	4

Net cash provided by (used in) financing activities	(450)	3

Net decrease in cash and cash equivalents	(79)	(5)
Cash and cash equivalents at beginning of period	2,064	1,485

Cash and cash equivalents at end of period	$1,985	$1,480

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gains resulting from the reduction of crude oil and refined product inventories related to the exit from refining, the gains related to the divestment of the Toledo refinery, and the provision for asset write-downs and other matters (Notes 3 and 6). Results for the three months ended March 31, 2012 are not necessarily indicative of results for the full-year 2012.

Recently Adopted Changes in Accounting Principles

In the first quarter of 2012, Sunoco, Inc. (“Sunoco” or the “Company”) conformed its presentation of results of operations in accordance with new guidance on the presentation of comprehensive income (loss). The guidance requires total comprehensive income (loss) for interim periods to be presented in a single continuous statement or in two separate, but consecutive, statements. The new guidance does not change where the components of comprehensive income (loss) are recognized. The revised presentation has been retroactively applied to all periods presented in the Company’s condensed consolidated financial statements.

Proposed Merger with Energy Transfer Partners, L.P.

On April 30, 2012, Sunoco announced that it had entered into a definitive merger agreement (“Merger Agreement”) to be acquired by Energy Transfer Partners, L.P. (“ETP”). Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, Sunoco shareholders can elect to receive, for each Sunoco common share they own, either $50.00 in cash, 1.0490 ETP common units or a combination of $25.00 in cash and 0.5245 ETP common units. The aggregate cash paid and common units issued will be capped so that the cash and common units will each represent 50 percent of the aggregate consideration. The cash elections and common unit elections will be subject to proration to satisfy this cap. Upon closing, Sunoco shareholders are expected to own approximately 20 percent of ETP common units. The Merger Agreement further provides that, in the event of termination of the Merger Agreement under certain circumstances, including in connection with the acceptance of an alternative transaction, Sunoco may be required to pay ETP a termination fee equal to $225 million. The transaction is expected to close in the third or fourth quarter of 2012, subject to approval of Sunoco shareholders and customary regulatory approvals.

2.	Discontinued Operations.

Spin-off of SunCoke Energy, Inc.

On July 12, 2011, Sunoco borrowed $300 million from an affiliate of one of SunCoke Energy Inc.’s initial public offering (“IPO”) underwriters. On July 26, 2011, an IPO of 13.34 million shares of SunCoke Energy, Inc. (“SunCoke Energy”) common stock was completed at an offering price of $16 per share. Sunoco’s $300 million borrowing was satisfied at the closing of the SunCoke Energy IPO through an exchange of the 13.34 million shares of SunCoke Energy stock valued at $213 million and a cash payment of $87 million. Sunoco also incurred underwriters’ commissions and other expenses totaling $21 million in connection with the offering. At December 31, 2011, Sunoco maintained a controlling financial interest in SunCoke Energy through its ownership of 81 percent of the outstanding shares of SunCoke Energy common stock. In connection with the SunCoke Energy IPO, Sunoco recorded a $112 million increase in noncontrolling interests and an $80 million increase in capital in excess of par value. On January 17, 2012, the Company completed the separation of SunCoke Energy from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off. The distribution was in the form of a pro rata stock dividend which entitled Sunoco shareholders of record on January 5, 2012 to receive 0.53 of a share of SunCoke Energy common stock for each share of Sunoco common stock held. In accordance with current accounting guidance, no gain or loss was recognized in earnings in connection with the spin-off transaction. The spin-off did result in a reduction to equity consisting of pro rata charges of $143 and $267 million, respectively, to capital in excess of par value and retained earnings and a $5 million decrease in the accumulated other comprehensive loss. The reduction to equity included $16 million of cumulative direct expenses related to the spin-off transaction. SunCoke Energy generally assumed all liabilities associated with Sunoco’s cokemaking and coal businesses prior to the date of the spin-off. SunCoke Energy is also responsible for all tax liabilities related to Sunoco’s cokemaking and coal businesses prior to the spin-off. However, SunCoke Energy is not entitled to any refunds which may occur that are applicable to such periods.

        In connection with the separation of SunCoke Energy, certain stock options and common stock units issued under the Company’s stock-based incentive plans were modified in January 2012 which affected approximately 60 plan participants. In general, all Sunoco stock options held by Sunoco employees and directors were converted into Sunoco and SunCoke Energy stock options. The terms of the Sunoco stock options are unchanged except for the modification of the exercise price to reflect the change in the price per share of the Sunoco common stock after the spin-off. The SunCoke Energy stock options held by Sunoco employees and directors are fully vested and exercisable. Sunoco stock options held by SunCoke Energy employees were converted to SunCoke Energy stock options. The aggregate intrinsic value of the modified stock options issued on the date of the spin-off is equal to the intrinsic value of the Sunoco stock options which were converted just prior to the spin-off. Outstanding Sunoco common stock units held by Sunoco employees were effectively split into two components representing the Sunoco common stock units and SunCoke Energy common stock units. The Sunoco common stock units remain outstanding under the same terms and conditions as the original awards. The portion of the award representing SunCoke Energy common stock units was vested at the original grant date target amount and such value was paid out in cash based upon the market value of the SunCoke Energy stock on the date of the spin-off, subject to a clawback provision if the employee voluntarily leaves Sunoco prior to the earlier of the original vesting date for the common stock units or one year. These modifications resulted in a $7 million cash payment and a $10 million charge for stock-based compensation expense recognized during the first quarter of 2012. Additional stock-based compensation expense of $6 million related to these modifications will be recognized through the first quarter of 2013. All Sunoco common stock units held by SunCoke Energy employees were converted into SunCoke Energy common stock units which vest over the remaining term of the original award. All SunCoke Energy common stock issued as a result of option exercises or the vesting of common stock units will be issued under SunCoke Energy’s incentive stock compensation plan.

The following table sets forth the components of Sunoco’s net investment in SunCoke Energy immediately preceding the spin-off and the net charge to Sunoco, Inc. shareholders’ equity (in millions of dollars):

Current assets	$396
Properties, plants and equipment, net	1,485
Deferred charges and other assets	82

Total assets	1,963
Current liabilities	257
Long-term debt	723
Retirement benefit liabilities	51
Deferred income taxes	326
Other deferred credits and liabilities	66

Total liabilities	1,423
Noncontrolling interests	151

Sunoco net investment	389
Direct expenses	16

Net charge to Sunoco, Inc. shareholders’ equity	$405

Discontinued Chemicals Operations.

In March 2010, Sunoco completed the sale of the common stock of its polypropylene chemicals business to Braskem S.A. (“Braskem”). The assets sold as part of this transaction included the polypropylene manufacturing facilities in LaPorte, TX, Neal, WV, and Marcus Hook, PA, a propylene supply agreement and related inventory. Sunoco recognized a net loss of $169 million ($44 million after tax) in the first quarter of 2010 related to the divestment. Cash proceeds from this divestment of $348 million were received in the second quarter of 2010. In the fourth quarter of 2011, Sunoco recognized a $4 million additional tax provision related to the sale.

In July 2011, Sunoco completed the sale of its phenol and acetone chemicals manufacturing facility in Philadelphia, PA (“Frankford Facility”) and related inventory to an affiliate of Honeywell International Inc. (“Honeywell”). In connection with this agreement, Sunoco recorded a $118 million provision ($70 million after tax) to write down Frankford Facility assets to their estimated fair values during the second quarter of 2011. Sunoco received total cash proceeds of $88 million in the third quarter of 2011 and recognized a $7 million gain ($4 million after tax) on the divestment. Sunoco is currently party to a cumene supply agreement with the Frankford Facility which the Company elected to terminate effective June 30, 2012 in connection with its decision to exit the refining business.

In October 2011, Sunoco completed the sale of its phenol manufacturing facility in Haverhill, OH (“Haverhill Facility”) and related inventory to an affiliate of Goradia Capital LLC. Sunoco recorded a $169 million provision ($101 million after tax) to write down Haverhill Facility assets to their estimated fair values during the second quarter of 2011. Sunoco received total cash proceeds of $93 million and recognized a $6 million gain ($4 million after tax) on the divestment in the fourth quarter of 2011. In the first quarter of 2012, Sunoco recognized a $3 million loss ($2 million after tax) attributable to pension settlement losses related to the Haverhill Facility sale.

The results of operations of SunCoke Energy and Sunoco’s chemicals operations have been classified as discontinued operations for all periods presented in the condensed consolidated statements of comprehensive income (loss) and related footnotes.

The following is a summary of income (loss) from discontinued operations attributable to Sunoco, Inc. shareholders for the three months ended March 31, 2012 and 2011 (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Income (loss) before income tax expense	$2	$(4)
Income tax expense	—	5

Income (loss) from discontinued operations	2	(9)
Less: Income (loss) from discontinued operations attributable to noncontrolling interests	1	(8)

Income (loss) from discontinued operations attributable to Sunoco, Inc. shareholders	$1	$(1)

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $87 and $631 million for the three months ended March 31, 2012 and 2011, respectively.

3.	Changes in Business and Other Matters.

Acquisitions

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc., based in Honaker, VA, for $52 million. The purchase price included a net cash payment of $38 million and contingent consideration totaling $14 million. The assets acquired, which are adjacent to SunCoke Energy’s existing mining operations, included two active underground mines and one active surface and highwall mine.

No pro forma information has been presented since the impact of this acquisition was not material in relation to Sunoco’s consolidated financial position and results of operations.

Divestments

On March 1, 2011, Sunoco completed the sale of its Toledo refinery and related crude oil and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash at closing, a $200 million two-year note receivable, a $285 million note receivable due in 90 days and $6 million in cash related to working capital adjustments subsequent to closing. Sunoco received $309 million in 2011 related to note receivable balances and the working capital adjustment. The remaining $182 million note receivable balance was received in February 2012. Sunoco recognized a $15 million pretax gain ($4 million after tax) related to the divestment in the first quarter of 2011 and recognized a total net pretax gain of $2 million ($4 million loss after tax) in connection with this divestment for the year 2011. The net gain on divestment recorded in 2011 includes a pretax gain of $535 million attributable to the sale of crude oil and refined product inventories. In addition, the purchase agreement included a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco recorded a $104 million gain ($61 million after tax) related to the participation agreement in the first quarter of 2012. Sunoco received the participation payment in April 2012. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

Asset Write-Downs and Other Matters

The following table summarizes information regarding the provision for asset write-downs and other matters recognized during the first three months of 2012 and 2011 (in millions of dollars):

	2012		2011
	Pretax	After tax	Pretax	After tax
Philadelphia and Marcus Hook refineries	$35	$21	$—	$—
Environmental matters	53	31	—	—
Other	21	11	6	4

	$109	$63	$6	$4

In September 2011, Sunoco announced its decision to exit the refining business and initiated a formal process to sell its remaining refineries located in Philadelphia and Marcus Hook, PA (together, the “Northeast Refineries”). Sunoco indefinitely idled the main processing units at its Marcus Hook refinery in December 2011 due to deteriorating refining market conditions. As the Company has received no proposals to purchase Marcus Hook as a refinery, Sunoco is pursuing options with third parties for alternate uses of the Marcus Hook facility. In April 2012, Sunoco announced that it has entered into exclusive discussions with The Carlyle Group regarding a potential joint venture at its Philadelphia refinery. If an agreement can be negotiated, Sunoco would contribute its Philadelphia refinery assets in exchange for a non-operating minority interest in the joint venture. The Carlyle Group would contribute cash to the joint venture, hold the majority interest and oversee day-to-day operations of the joint venture and the facility. Sunoco would not have ongoing capital obligations with respect to the refinery and is expected to realize cash proceeds for the liquidation of the related crude and refined product inventory it currently owns. However, if a suitable transaction cannot be consummated, the Company intends to permanently idle the main processing units at the Philadelphia refinery no later than August 2012. In connection with the decision to exit the refining business, Sunoco recorded a $2,363 million noncash provision ($1,405 million after tax) primarily to write down long-lived assets at the Northeast Refineries to their estimated fair values and recorded provisions for severance, contract terminations and idling expenses of $248 million ($144 million after tax) in the second half of 2011. The accruals recorded in 2011 include an estimated loss to terminate a ten-year polymer-grade polypropylene supply contract with

Braskem entered into in connection with the sale of Sunoco’s discontinued polypropylene chemicals business in March 2010. In the first quarter of 2012, Sunoco recorded additional provisions of $35 million ($21 million after tax) primarily attributable to severance, contract terminations and idling expenses and additional asset write-downs associated with capital spending at the Northeast Refineries. The estimated fair values utilized in connection with asset write-downs at the Northeast Refineries were largely determined based upon discounted projected cash flows, comparable sales transactions and offers by potential purchasers as adjusted to reflect the probability of completing a sales transaction. The estimates also reflect potential alternative uses of the facilities, where appropriate. Since these fair values were estimated primarily based upon unobservable inputs, they were determined to be level three fair value measurements within the fair value hierarchy under current accounting guidance. After these write-downs, the refining assets were recorded at $103 million at March 31, 2012. If such units are permanently idled, additional provisions of up to $275 million, primarily related to shutdown expenses and severance and pension costs, could be incurred. The Company reduced crude oil and refined product inventory quantities at the Northeast Refineries during the first quarter of 2012 which resulted in gains of $497 million ($302 million after tax). This gain includes $30 million ($18 million after tax) associated with hedging losses. Upon a sale or permanent idling of the processing units, Sunoco expects to record additional pretax gains of approximately $1.5 billion related to the liquidation of additional inventories at the Northeast Refineries based on current market prices. The actual amount of additional gains will depend upon the market value of crude oil and refined products and the volumes on hand at the time of liquidation.

Sunoco recorded charges for environmental remediation matters at its current and former refineries totaling $53 million ($31 million after tax) in the first quarter of 2012. For additional information concerning these charges, see Note 7.

The Company also recorded provisions of $21 and $6 million ($11 and $4 million after tax) during the first three months of 2012 and 2011, respectively, primarily related to additional stock-based compensation expense related to the spin-off of SunCoke Energy (Note 2) and an insurance reserve adjustment in 2012 and pension settlement losses in 2011.

The following table summarizes the changes in the liability for employee terminations and other exit costs (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$294	$79
Additional accruals	26	2
Payments charged against the accruals	(11)	(9)

Balance at end of period	$309	$72

4.	Income Taxes.

The following table summarizes the components of pretax income (loss) and income tax expense (benefit) from continuing operations (in millions of dollars):

	Three Months Ended March 31,
	2012			2011
	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)
Loss attributable to Sunoco, Inc. shareholders before discrete items	$(81)	$(25)	$(56)	$(145)	$(30)	$(115)
Discrete items:
Sale of Toledo refinery	104	43	61	15	11	4
LIFO inventory gains	497	195	302	42	16	26
Provision for asset write-downs and other matters	(109)	(46)	(63)	(6)	(2)	(4)
Deferred tax adjustment	—	—	—	—	5	(5)
Other	—	(3)	3	—	6	(6)
Income attributable to noncontrolling interests	58	6	52	32	3	29

	$469	$170	$299	$(62)	$9	$(71)

The effective tax rate on the loss attributable to Sunoco, Inc. shareholders before discrete items was 31 percent for the three months ended March 31, 2012 versus 21 percent for the corresponding period of 2011. The increase in the effective rate is largely attributable to state tax rates and the absence of an expected manufacturing deduction benefit reflected in the 2011 effective rate.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Three Months Ended March 31,
	2012	2011*
Weighted-average number of common shares outstanding-basic	106.6	120.9
Add effect of dilutive stock incentive awards	0.5	—

Weighted-average number of shares-diluted	107.1	120.9

*  Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

6.      Inventories.

Inventories consisted of the following components (in millions of dollars):

	At March 31, 2012	At December 31, 2011
Crude oil	$234	$204
Petroleum and chemical products	108	120
Coal and coke	—	190
Materials, supplies and other	45	73

	$387	$587

In connection with its exit from the refining business, Sunoco reduced crude oil and refined product inventory quantities resulting in LIFO inventory profits of $497 and $42 million ($302 and $26 million after tax) during the first three months of 2012 and 2011, respectively (Note 3). The gain on the liquidation of inventories in 2012 includes $30 million ($18 million after tax) associated with hedging losses. The net gain on divestment of the Toledo refinery recognized during the first quarter of 2011 includes LIFO inventory profits of $535 million ($321 million after tax).

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At March 31, 2012	At December 31, 2011
Accrued liabilities	$37	$35
Other deferred credits and liabilities	129	75

	$166	$110

The following table summarizes the changes in the accrued liability for environmental remediation activities which is largely attributable to Sunoco’s retail and refining sites (in millions of dollars):

	Three Months Ended March 31,
	2012	2011
Balance at beginning of period	$110	$115
Accruals	62	5
Payments	(8)	(7)
Other	2	2

Balance at end of period	$166	$115

In February 2012, Sunoco announced that it intends to contribute approximately $250 million by the end of 2012 to establish a segregated environmental fund by means of a captive insurance company to be used for the remediation of legacy environmental obligations. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that Sunoco no longer operates, closed and/or sold refineries and other formerly owned sites. In connection with the Merger Agreement, Sunoco has agreed to defer implementation of the segregated environmental fund.

In connection with the analysis of the environmental fund and the Company’s impending exit from refining operations, Sunoco has been conducting ongoing studies of its future remediation costs, including the engagement of insurance actuaries to assist in the evaluation. It has also been examining the assumptions used in determining these estimates. As a result of this analysis and increased interest from regulatory and legislative officials, Sunoco recorded a $53 million increase ($31 million after tax) to its environmental remediation liabilities associated with its current and former refining locations during the first quarter of 2012. This change in estimate decreased net income attributable to Sunoco, Inc. shareholders by $0.29 per share of common stock on a diluted basis. The additional accrual relates primarily to an increase in number of operating and monitoring systems which are expected to be installed and the length of time that operation of current and future systems is expected to be required. The amounts accrued also included higher environmental remediation costs at certain sites as a result of changes in the remediation methods required and their expected costs as reflected in recently executed contracts with third-party contractors.

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At March 31, 2012, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $201 million. This estimate of reasonably possible losses associated with environmental remediation is largely based upon analysis during 2011 and continuing into early 2012 of the potential liabilities associated with the analysis of the segregated environmental fund described above. It also includes estimates for remediation activities at current logistics and retail assets. This reasonably possible loss estimate in many cases reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of March 31, 2012, Sunoco had been named as a PRP at 33 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was approximately $30 million at March 31, 2012. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur or the assumptions used to estimate losses at multiple sites are adjusted as was the case in the first quarter of 2012, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against earnings for environmental remediation may occur; however, management does not believe that any such charges would have a material adverse impact on the Company’s consolidated financial position.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $14 million at March 31, 2012 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

Regulatory Matters

Through the operation of its refining and marketing facilities, Sunoco’s operations emit greenhouse gases (“GHG”), including carbon dioxide. There are various legislative and regulatory measures to address GHG emissions which are in various stages of review, discussion or implementation. Current proposals being considered by Congress include cap and trade legislation and carbon taxation legislation. One current cap and trade bill proposes a system which would require the Company to provide carbon emission allowances for emissions at its manufacturing facilities as well as emissions caused by the use of fuels it sells. The cap and trade program would require affected businesses to buy emission credits from the government, other businesses or through an auction process. The exact amount of such costs, as well as those that could result from any carbon taxation would not be established until the future. However, the Company believes that these costs could be material, and there is no assurance that the Company would be able to recover them in the sale of its products. Other federal and state actions to develop programs for the reduction of GHG emissions are also being considered. In addition, the EPA has indicated that it intends to regulate carbon dioxide emissions. While it is currently not possible to predict the impact, if any, that these issues will have on the Company or the industry in general, they could result in increases in costs to operate and maintain the Company’s facilities, as well as capital outlays for new emission control equipment at these facilities. In addition, regulations limiting GHG emissions or carbon content of products, which target specific industries such as petroleum refining, and proposals to significantly increase automobile fleet efficiency and potentially eliminate the ethanol tax credit are also under consideration. If enacted, such proposals could adversely affect the Company’s ability to conduct its business and also may reduce demand for its products.

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

As of March 31, 2012, Sunoco was a defendant in three lawsuits involving two states and Puerto Rico. Two of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuit is pending in a New Hampshire state court. All three cases assert natural resource damage claims. In addition, Sunoco has received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.

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

Other

Sunoco is subject to tax indemnity agreements with current and former third-party investors of the Indiana Harbor and Jewell operations of its former consolidated subsidiary, SunCoke Energy. The agreements relate to certain tax benefits that the third-party investors earned as limited partners. Based on the partnerships’ statute of limitations, as well as published filings of the limited partners, tax audits for years 2006 and 2007 may still be open for the limited partners and subject to examination, relating to tax credits of approximately $50 million. Under these agreements, SunCoke Energy has the primary obligation while Sunoco provides a guarantee of SunCoke Energy’s performance. In the third quarter of 2011, concurrent with SunCoke Energy’s purchase of the 19 percent ownership interest from one of the Indiana Harbor limited partners, Sunoco was released of its guarantee to the former Indiana Harbor partner of SunCoke Energy’s performance under this indemnification.

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2012.

8.	Retirement Benefit Plans.

The following table sets forth the components of defined benefit plans and postretirement benefit plans expense (in millions of dollars):

	Defined Benefit Plans		Postretirement Benefit Plans
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Service cost (cost of benefits earned during the year)	$2	$2	$—	$—
Interest cost on benefit obligations	10	13	2	4
Expected return on plan assets	(15)	(17)	—	—
Amortization of:
Actuarial losses	6	9	1	3
Prior service benefit	—	—	(2)	(5)

	3	7	1	2
Settlement losses*	7	9	—	—
Special termination benefits and curtailment losses (gains)*	—	7	(1)	(2)

Total expense	$10	$23	$—	$—

*	Includes settlement losses of $3 million attributable to discontinued chemicals operations recognized during the three months ended March 31, 2012 (Note 2) and special termination benefits of $7 million attributable to the Toledo refinery recognized during the three months ended March 31, 2011 (Note 3).

In March 2012, the Company made a $200 million tax-deductible contribution to trusts established for its postretirement benefit liabilities and restructured the retiree medical plan to eliminate Sunoco’s liability beyond this funded amount. The retiree medical plan change eliminates substantially all of the Company’s future exposure to variances between actual results and assumptions used to estimate retiree medical plan obligations. As a result of the plan change, the Company’s postretirement benefits obligation declined by approximately $60 million. The benefit of this liability reduction will be amortized into earnings through 2018. The Company is currently evaluating various investment strategy alternatives for this contribution.

9.	Comprehensive Income (Loss).

The following table sets forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling interests (in millions of dollars):

	Three Months Ended March 31,
	2012			2011
	Sunoco, Inc. Shareholders	Non- controlling Interests	Total	Sunoco, Inc. Shareholders	Non- controlling Interests	Total
Income (loss) from continuing operations	$247	$52	$299	$(100)	$29	$(71)
Income (loss) from discontinued operations	1	1	2	(1)	(8)	(9)

Net income (loss)	248	53	301	(101)	21	(80)
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service credit and actuarial loss amortization	6	—	6	9	—	9
Retirement benefit plans funded status adjustment	38	—	38	—	—	—
Net hedging losses	(31)	(3)	(34)	(15)	—	(15)
Reclassification of net hedging losses to earnings	30	1	31	13	—	13
Net increase in unrealized gain on available-for-sale securities	1	—	1	—	—	—

Comprehensive income (loss)	$292	$51	$343	$(94)	$21	$(73)

10.	Equity.

The following table sets forth the components of equity (in millions of dollars):

	At March 31, 2012		At December 31, 2011
Sunoco, Inc. shareholders’ equity:
Common stock, par value $1 per share	$282		$282
Capital in excess of par value	1,679	*	1,811
Retained earnings	3,907	*	3,947
Accumulated other comprehensive loss	(209	)*	(258)
Common stock held in treasury, at cost	(4,939)		(4,889)

	720		893
Noncontrolling interests	776		907

Total equity	$1,496		$1,800

*	Reflects charges associated with the spin-off of SunCoke Energy, Inc. (Note 2).

Sunoco, Inc. Shareholders’ Equity

In February 2012, the Company’s Board of Directors approved a plan to repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase was expected to occur over the next 12 to 18 months. During the first quarter of 2012, Sunoco repurchased 1.26 million shares of its outstanding common stock for $50 million under this plan. In April 2012, the Company repurchased an additional 1.29 million shares for $50 million. In connection with the Merger Agreement, Sunoco has agreed to suspend its repurchase program.

In February 2012, the Company announced a 33 percent increase in its quarterly dividend to $.20 per share ($.80 per year). The higher dividend was effective for the dividend paid in March 2012.

Noncontrolling Interests

Logistics Operations

Sunoco is the general partner of Sunoco Logistics Partners L.P. (the “Partnership”), which consists of a 2-percent ownership interest and incentive distribution rights, and currently owns a 32-percent interest in the Partnership’s limited partner units. On December 2, 2011, the Partnership completed a three-for-one split of its limited partnership units. The unit split resulted in the issuance of two additional limited partnership units for every one limited partnership unit owned.

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

The following table describes the Partnership’s target distribution levels and distribution allocations between the general partner and the holders of the Partnership’s limited partner units under the current incentive distribution right structure:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders
Minimum Quarterly Distribution	$0.1500	2%		98%
First Target Distribution	up to $0.1667	2%		98%
Second Target Distribution	above $0.1667 up to $0.1917	15	%*	85%
Third Target Distribution	above $0.1917 up to $0.5275	37	%*	63%
Thereafter	above $0.5275	50	%*	50%

*	Includes Sunoco’s 2-percent general partner interest.

Cokemaking Operations

On July 26, 2011, an IPO of 13.34 million shares of SunCoke Energy common stock was completed at an offering price of $16 per share reducing Sunoco’s interest in SunCoke Energy to 81 percent. On January 17, 2012, the Company completed the separation of SunCoke Energy from Sunoco by distributing its remaining shares of SunCoke Energy common stock to Sunoco shareholders by means of a spin-off. For additional information concerning these transactions, see Note 2.

The following table sets forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Logistics Operations	Cokemaking Operations	Total
Balance at December 31, 2010	$692	$61	$753
Noncontrolling interests share of income (loss)	29	(8)	21
Cash distributions	(29)	(1)	(30)

Balance at March 31, 2011	$692	$52	$744

Balance at December 31, 2011	$757	$150	$907
Noncontrolling interests share of income	52	1	53
Cash distributions	(28)	—	(28)
Spin-off of SunCoke Energy, Inc.	—	(151)	(151)
Other	(5)	—	(5)

Balance at March 31, 2012	$776	$—	$776

11.	Fair Value Measurements.

The Company’s cash equivalents, which amounted to $1,829 and $1,805 million at March 31, 2012 and December 31, 2011, respectively, were measured at fair value based on quoted prices in active markets for identical assets (a level one measurement). The additional assets and liabilities that were measured at fair value on a recurring basis were not material to the Company’s condensed consolidated balance sheets.

Sunoco’s other current assets (other than inventories and deferred income taxes) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At March 31, 2012 and December 31, 2011, the estimated fair value of Sunoco’s long-term debt was $2,825 and $3,440 million, respectively, compared to carrying amounts of $2,572 and $3,159 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available at the respective balance sheet dates for similar issues. These were determined to be level one and level two fair value measurements within the fair value hierarchy under current accounting guidance.

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

All of these derivatives are recognized in the condensed consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in earnings as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in earnings against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in earnings when the hedged items are recognized in earnings. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in earnings. The amount of hedge ineffectiveness on derivative contracts during the first three months of 2012 and 2011 was not material.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 7.4 million barrels of crude oil and refined products and 60 thousand pounds of soy beans at March 31, 2012, which vary in duration but generally do not extend beyond March 31, 2013.

The following table sets forth the impact of derivatives on the Company’s financial performance (in millions of dollars):

	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Location of Gains (Losses) Recognized in Earnings	Pretax Gains (Losses) Recognized in Earnings
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(56)	$(25)	Sales and other operating revenue	$(52)	$(40)
Commodity contracts			Cost of products sold and operating expenses	—	18

	$(56)	$(25)		$(52)	$(22)

Derivatives not designated as hedging instruments:
Commodity contracts			Sales and other operating revenue	$(7)	$(6)
Commodity contracts			Cost of products sold and operating expenses	1	—

				$(6)	$(6)

12.	Business Segment Information.

The following tables set forth certain statement of comprehensive income (loss) information concerning Sunoco’s business segments (in millions of dollars):

	Logistics	Retail Marketing	Refining and Supply	Corporate and Other*		Consolidated
Three Months Ended March 31, 2012:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$3,275	$4,264	$4,659	$—		$12,198
Intersegment	$126	$—	$3,526	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$57	$(6)	$(87)	$447	**	$411
Income tax expense attributable to Sunoco, Inc. shareholders						164

Income from continuing operations attributable to Sunoco, Inc. shareholders						247
Income from discontinued operations, net of income taxes						1

Net income attributable to Sunoco, Inc. shareholders						$248

	Logistics	Retail Marketing	Refining and Supply	Corporate and Other*		Consolidated
Three Months Ended March 31, 2011:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$1,955	$3,843	$4,180	$—		$9,978
Intersegment	$303	$—	$3,279	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$31	$12	$(138)	$1	***	$(94)
Income tax expense attributable to Sunoco, Inc. shareholders						6

Loss from continuing operations attributable to Sunoco, Inc. shareholders						(100)
Loss from discontinued operations, net of income taxes						(1)

Net loss attributable to Sunoco, Inc. shareholders						$(101)

*	Excludes net financing amounts attributable to discontinued coke operations (Note 2).
**	Consists of $14 million of corporate expenses, $31 million of net financing expenses and other, a $104 million gain on the divestment of the Toledo refinery, $497 million of LIFO inventory profits and a $109 million provision for asset write-downs and other matters (Note 3).
***	Consists of $22 million of corporate expenses, $28 million of net financing expenses and other, a $15 million gain on the divestment of the Toledo refinery, $42 million of LIFO inventory profits and a $6 million provision for asset write-downs and other matters (Note 3).

The following table sets forth the identifiable assets of Sunoco’s business segments (in millions of dollars):

	Logistics	Retail Marketing	Refining and Supply	Corporate and Other		Consolidated *
At March 31, 2012	$5,272	$1,281	$880	$2,368	**	$9,801
At December 31, 2011	$5,376	$1,229	$841	$4,559	***	$11,982

*	After elimination of intersegment receivables.
**	Consists of Sunoco’s $317 million consolidated deferred income tax asset and $2,051 million attributable to corporate activites consisting primarily of cash and cash equivalents.
***	Consists of Sunoco’s $354 million consolidated deferred income tax asset, $2,224 million attributable to corporate activites consisting primarily of cash and cash equivalents and $1,981 million attributable to the Sunoco’s discontinued coke operations (Note 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On April 30, 2012, Sunoco announced that it had entered into a definitive merger agreement (“Merger Agreement”) to be acquired by Energy Transfer Partners, L.P. (“ETP”). Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, Sunoco shareholders can elect to receive, for each Sunoco common share they own, either $50.00 in cash, 1.0490 ETP common units or a combination of $25.00 in cash and 0.5245 ETP common units. The aggregate cash paid and common units issued will be capped so that the cash and common units will each represent 50 percent of the aggregate consideration. The cash elections and common unit elections will be subject to proration to satisfy this cap. Upon closing, Sunoco shareholders are expected to own approximately 20 percent of ETP common units. The Merger Agreement further provides that, in the event of termination of the Merger Agreement under certain circumstances, including in connection with the acceptance of an alternative transaction, Sunoco may be required to pay ETP a termination fee equal to $225 million. The transaction is expected to close in the third or fourth quarter of 2012, subject to approval of Sunoco shareholders and customary regulatory approvals.

RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses

	Three Months Ended March 31,		Variance
	2012	2011
	(Millions of Dollars)
Logistics	$57	$31	$26
Retail Marketing	(6)	12	(18)
Refining and Supply	(87)	(138)	51
Corporate and Other:
Corporate expenses	(14)	(22)	8
Net financing expenses and other	(31)	(28)	(3)
Asset write-downs and other matters	(109)	(6)	(103)
Gain on divestment of Toledo refinery	104	15	89
LIFO inventory profits	497	42	455

Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	411	(94)	505
Income tax expense	164	6	158

Income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	247	(100)	347
Income (loss) from discontinued operations, net of income taxes	1	(1)	2

Net income (loss) attributable to Sunoco, Inc. shareholders	$248	$(101)	$349

Analysis of Earnings Profile of Sunoco Businesses

In the three-month period ended March 31, 2012, net income attributable to Sunoco, Inc. shareholders was $248 million, or $2.32 per share of common stock on a diluted basis, versus a net loss attributable to Sunoco, Inc. shareholders of $101 million, or $0.84 per share, in the first quarter of 2011.

The $505 million increase in pretax results from continuing operations attributable to Sunoco, Inc. shareholders in the first quarter of 2012 was primarily due to higher LIFO gains ($455 million), lower expenses ($138 million), higher gains from the divestment of the Toledo refinery ($89 million) and higher earnings in the Logistics business ($26 million). Partially offsetting these positive factors were higher provisions for asset write-downs and other matters ($103 million) and lower refined product margins and production volumes ($88 million). The increase in income tax expense was largely attributable to higher gains related to LIFO inventory profits and the divestment of the Toledo refinery, partially offset by higher tax benefits on the asset write-downs and other matters.

Logistics

	Three Months Ended March 31,
	2012	2011
Pretax Income (Millions of Dollars)	$57	$31
Pipeline Throughputs* (Thousands of bpd):
Refined Products	528	410
Crude Oil	1,467	1,493
Pipeline Revenues* (Cents Per Barrel):
Refined Products	65.1	71.8
Crude Oil	59.6	52.7
Crude Oil Purchases** (Thousands of bpd)	631	601
Crude Oil Gross Margin *** (Cents Per Barrel)	80.3	8.4
Terminal Throughput** (Thousands of bpd)	1,567	1,563
Cash Distributions to Sunoco From Sunoco Logistics
Partners L.P. (Millions of Dollars):
General Partner Interest†	$14	$12
Limited Partner Interests	13	12

Total Cash Distributions From Sunoco Logistics Partners L.P.	$27	$24

*	Excludes equity interests which are not consolidated.
**	Includes amounts related to 2011 acquisitions from the respective acquisition dates.
***	Sales revenue less costs of products sold, other operating and depreciation expenses divided by total crude oil sales.
†	Includes incentive distribution rights.

Logistics earned $57 million pretax in the first quarter of 2012 versus $31 million in the first quarter of 2011. The increase in earnings was primarily due to expanded crude oil volumes and margins resulting from market related opportunities in West Texas. Higher crude oil pipeline fees and earnings attributable to acquisitions completed during 2011 also contributed to the improved results. Income for the first quarter of 2012 includes a gain associated with the termination of a throughput contract and sale of the related terminal which was largely offset by a noncash impairment charge related to a cancelled infrastructure project.

Retail Marketing

	Three Months Ended March 31,
	2012	2011

Pretax Income (Loss) (Millions of Dollars)	$(6)	$12
Retail Margin* (Cents Per Gallon):
Gasoline	5.9	6.7
Diesel	8.6	7.1
Sales (Millions of Gallons):
Gasoline	1,078	1,084
Diesel	103	97

	1,181	1,181

Total Retail Gasoline Outlets, End of Period	4,936	4,926
Total Company-Operated Outlets, End of Period	436	400
Company-Operated Sites:
Gasoline and Diesel Throughput Per Site (Thousands of Gallons Per Month)	190	193
APlus Stores:
Total Stores, End of Period	375	336
Merchandise Sales Per Store (Thousands of Dollars Per Month)	$101	$96
Merchandise Margin (Percentage of Sales)	25%	27%

*	Retail sales price less related wholesale price and terminalling and transportation costs per gallon. The retail gasoline sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing had a pretax loss of $6 million in the first quarter of 2012 versus pretax income of $12 million in the first quarter of 2011. The decrease in earnings was primarily attributable to higher expenses largely associated with the increase in company-operated sites and lower retail gasoline margins which were negatively impacted by rising crude oil costs during the quarter.

Refining and Supply

	Three Months Ended March 31,
	2012	2011
Pretax Loss (Millions of Dollars)	$(87)	$(138)
Wholesale Margin* (Per Barrel)	$1.83	$3.14
Crude Inputs as Percent of Crude Unit Rated Capacity**	90%	74%
Throughputs (Thousands of Barrels Daily):
Crude Oil	296.3	459.7
Other Feedstocks	51.2	54.9

Total Throughputs	347.5	514.6

Products Manufactured (Thousands of Barrels Daily):
Gasoline	181.7	265.4
Middle Distillates	115.9	183.6
Residual Fuel	27.6	23.7
Petrochemicals	9.2	16.3
Other	22.5	47.8

Total Production	356.9	536.8
Less: Production Used as Fuel in Refinery Operations	16.6	24.4

Total Production Available for Sale	340.3	512.4

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects a 175 thousand barrels-per-day reduction beginning in January 2012 attributable to the Marcus Hook refinery which was indefinitely idled in the fourth quarter of 2011 and a 170 thousand barrels-per-day reduction beginning in March 2011 attributable to the sale of the Toledo refinery.

Refining and Supply had a pretax loss totaling $87 million in the current quarter versus $138 million in the first quarter of 2011. The $51 million improvement in results was largely due to lower expenses attributable to the idling of the Marcus Hook refinery in December 2011 and lower depreciation expense resulting from significant asset write-downs during the second half of 2011. These positive factors were partially offset by lower realized margins and production volumes. Total crude throughputs were down 32 percent versus the first quarter of 2011 as a result of the sale of the Toledo refinery in March 2011 and the idling of the Marcus Hook refinery in December 2011.

In the first quarter of 2012, Sunoco recorded charges for environmental remediation matters at its current and former refineries totaling $53 million ($31 million after tax). These charges are reported as part of asset write-downs and other matters in Corporate and Other in the Earnings Profile of Sunoco Businesses. See Note 7 to the condensed consolidated financial statements for additional information concerning these charges.

On March 1, 2011, Sunoco completed the sale of its Toledo refinery and related crude oil and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash at closing, a $200 million two-year note receivable, a $285 million note receivable due in 90 days and $6 million in cash related to working capital adjustments subsequent to closing. Sunoco received $309 million in 2011 related to note receivable balances and the working capital adjustment. The remaining $182 million note receivable balance was received in February 2012. Sunoco recognized a $15 million pretax gain ($4 million after tax) related to the divestment in the first quarter of 2011 and recognized a total net pretax gain of $2 million ($4 million loss after tax) in connection with this divestment for the year 2011. These gains are reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. The net gain on divestment recorded in 2011 includes a pretax gain of $535 million attributable to the sale of crude oil and refined product inventories at the refinery. In addition, the purchase agreement included a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco recorded a $104 million gain ($61 million after tax) related to the participation agreement in the first quarter of 2012. Sunoco received the participation payment in April 2012. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

In September 2011, Sunoco announced its decision to exit the refining business and initiated a formal process to sell its remaining refineries located in Philadelphia and Marcus Hook, PA (together, the “Northeast Refineries”). Sunoco indefinitely idled the main processing units at its Marcus Hook refinery in December 2011 due to deteriorating refining market conditions. As the Company has received no proposals to purchase Marcus Hook as a refinery, Sunoco is pursuing options with third parties for alternate uses of the Marcus Hook facility. In April 2012, Sunoco announced that it has entered into exclusive discussions with The Carlyle Group regarding a potential joint venture at its Philadelphia refinery. If an agreement can be negotiated, Sunoco would contribute its Philadelphia refinery assets in exchange for a non-operating minority interest in the joint venture. The Carlyle Group would contribute cash to the joint venture, hold the majority interest and oversee day-to-day operations of the joint venture and the facility. Sunoco would not have ongoing capital obligations with respect to the refinery and is expected to realize cash proceeds for the liquidation of the related crude and refined product inventory it currently owns. However, if a suitable transaction cannot be consummated, the Company intends to permanently idle the main processing units at the Philadelphia refinery no later than August 2012. In connection with the decision to exit the refining business, Sunoco recorded a $2,346 million noncash provision ($1,405 million after tax) primarily to write down long-lived assets at the Northeast Refineries to their estimated fair values and recorded provisions for severance, contract terminations and idling expenses of $243 million ($144 million after tax) in the second half of 2011. The accruals recorded in 2011 include an estimated loss to terminate a ten-year polymer-grade polypropylene supply contract with Braskem S.A. (“Braskem”) in connection with the sale of Sunoco’s discontinued polypropylene chemicals business in March 2010. In the first quarter of 2012, Sunoco recorded additional provisions of $35 million ($21 million after tax) primarily attributable to severance, contract terminations and idling expenses and additional asset write-downs related to the Northeast Refineries. These charges are included in asset write-downs and other matters in Corporate and Other in the Earnings Profile of Sunoco Businesses. If such units are permanently idled, additional provisions of up to $275 million, primarily related to shutdown expenses and severance and pension costs, could be incurred. The Company reduced crude oil and refined product inventory quantities at the Northeast Refineries during the first quarter of 2012 which resulted in gains of $497 million ($302 million after tax). This gain is reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Upon a sale or permanent idling of the processing units, Sunoco expects to record additional pretax gains of approximately $1.5 billion related to the liquidation of additional inventories at the Northeast Refineries based on current market prices. The actual amount of additional gains will depend upon the market value of crude oil and refined products and the volumes on hand at the time of liquidation.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $14 million pretax in the first quarter of 2012 versus $22 million in the first quarter of 2011. The decrease was largely driven by lower staffing and incentive compensation costs.

Net Financing Expenses and Other – Net financing expenses and other were $31 million pretax in the first quarter of 2012 versus $28 million in the first quarter of 2011. The increase is primarily attributable to higher interest expense associated with borrowings of Sunoco Logistics Partners L.P.

Asset Write-Downs and Other Matters – During the first quarter of 2012, Sunoco recorded a $35 million provision ($21 million after tax) primarily attributable to severance, contract terminations and idling expenses and additional asset write-downs related to the Northeast Refineries; recorded a $53 million provision ($31 million after tax) for environmental remediation reserves attributable to current and prior refining operations; and recorded a $21 million provision ($11 million after tax) for additional stock-based compensation expense related to the spin-off of SunCoke Energy, Inc. and an insurance reserve adjustment. During the first quarter of 2011, Sunoco recorded a $6 million provision ($4 million after tax) related to pension settlement losses (see Notes 2 and 3 to the condensed consolidated financial statements).

Divestment of Toledo Refinery – Sunoco recognized gains of $104 and $15 million ($61 and $4 million after tax) related to the divestment of the Toledo refinery during the first quarter of 2012 and 2011, respectively (see Note 3 to the condensed consolidated financial statements).

LIFO inventory profits – Sunoco recognized gains of $497 and $42 million ($302 and $26 million after tax) related to the reduction of crude oil and refined product inventories in connection with the Company’s exit from the refining business during the first quarter of 2012 and 2011, respectively (see Note 6 to the condensed consolidated financial statements).

Income Taxes – Income tax expense from continuing operations attributable to Sunoco, Inc. shareholders was $164 million in the first quarter of 2012 compared to $6 million in the first quarter of 2011. The increase was primarily attributable to tax expense on higher LIFO inventory profits and gains attributable to the divestment of the Toledo refinery. The effective tax rates for each period were determined based upon the expected full year tax rates for continuing operations at the end of each period.

Discontinued Operations – Income from discontinued operations, net of income taxes, amounted to $1 million in the first quarter of 2012 compared to a loss, net of income taxes, of $1 million in the first quarter of 2011.

Analysis of Condensed Consolidated Statements of Comprehensive Income (Loss)

Revenues — Total revenues were $12.32 billion in the first quarter of 2012 compared to $10.01 billion in the first quarter of 2011. The 23 percent increase was primarily due to higher crude oil sales in connection with the crude oil gathering and marketing activities of the Company’s Logistics business and higher refined product prices. Partially offsetting these positive factors were lower gasoline sales volumes largely attributable to the idling of the Marcus Hook refinery in the fourth quarter of 2011 and the sale of the Toledo refinery in the first quarter of 2011.

Costs and Expenses — Total costs and expenses were $11.85 billion in the first quarter of 2012 compared to $10.07 billion in the first quarter of 2011. The 18 percent increase was primarily due to higher crude oil acquisition costs resulting from price increases, higher crude oil costs in connection with the crude oil gathering and marketing activities of the Company’s Logistics business and higher refined product prices and volumes. Partially offsetting these negative factors were lower crude oil acquisition volumes largely attributable to the idling of the Marcus Hook refinery in the fourth quarter of 2011 and the sale of the Toledo refinery in the first quarter of 2011.

FINANCIAL CONDITION

Cash and Working Capital

At March 31, 2012, Sunoco had cash and cash equivalents of $1,985 million compared to $2,064 million at December 31, 2011. Sunoco had a working capital surplus of $917 million at March 31, 2012 compared to $638 million at December 31, 2011. The $79 million decrease in cash and cash equivalents was due to $450 million of net cash used in financing activities, largely offset by $259 million of net cash provided by operating activities (“cash generation”) and $112 million of net cash provided by investing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at March 31, 2012 by approximately $2.70 billion. Inventories valued at LIFO are readily marketable at their current replacement values. In addition to amounts realized during the first quarter of 2012, the Company expects to realize approximately $1.5 billion of this value through the liquidation of crude oil and refined product inventories in connection with its exit from the refining business.

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

Cash Flows from Operating Activities

Sunoco’s net cash provided by operating activities was $259 million in the first three months of 2012 compared to a $368 million net use of cash in the first three months of 2011. This $627 million increase in cash generation was largely due to an increase in operating results which includes a $302 million after-tax gain attributable to LIFO liquidations. A decrease in cash used to fund working capital changes and an increase in noncash charges also contributed to the increase in cash generation. These positive factors were partially offset by the $200 million contribution to the trusts established for the payment of postretirement benefits. The working capital amounts in the 2011 period largely benefited from cash generated from the rebalancing of crude payables from the abnormally low levels at year end while the corresponding period of 2010 included uses of cash to build crude oil inventories as a result of refining operating problems and market-related opportunities in the Partnership’s crude oil acquisition and marketing business.

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

In November 2011, Sunoco entered into an $800 million secured revolving credit agreement with a syndicate of 17 participating banks (the “Secured Facility”) which matures in November 2012. Concurrent with this agreement, the Company terminated its existing $1.2 billion revolving credit facility and transferred all commitments outstanding under this facility to the Secured Facility. Borrowings under the Secured Facility may be made up to the lesser of the total available commitments or the amount of a periodically adjusted borrowing base which is calculated by reference to the value of collateral that includes the Company’s eligible crude oil and refined product inventories; certain receivables from inventory sales (other than receivables generated from sales of refined products subject to the Company’s existing securitization facility); 8.00 million common units, representing limited partnership interests in Sunoco Logistics Partners L.P.; and eligible cash and cash equivalent balances. At March 31, 2012, the value of assets identified as collateral under the Secured Facility totaled $2.3 billion. The Secured Facility includes a letter of credit sub-facility, limited to the lesser of the entire aggregate commitment or the borrowing base, and a $125 million sub-facility for same-day borrowings (as defined in the Secured Facility). Borrowings outstanding under the Secured Facility bear interest at a base rate plus an applicable margin that varies based upon the Company’s credit rating (as defined in the Secured Facility). The Secured Facility contains covenants which require the Company to maintain liquidity of at least $400 million and collateral equal to at least 110 percent of borrowings outstanding under the Secured Facility. At March 31, 2012, there were no borrowings under the Secured Facility; however, the Secured Facility was being used at that date to support letters of credit totaling $178 million.

A wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), has an agreement with four participating banks which permits borrowings and supports the issuance of letters of credit by SRC up to a total of $250 million. Under the receivables facility, certain subsidiaries of the Company will sell their accounts receivable from time to time to SRC. In turn, SRC may sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. The Company has agreed to continue servicing the receivables for SRC. Upon the sale of the interests in the accounts receivable by SRC, the conduits have a first priority perfected security interest in such receivables and, as a result, the receivables will not be available to the creditors of the Company or its other subsidiaries. At March 31, 2012, there was approximately $390 million of accounts receivable eligible to support this facility; however, there were no borrowings or letters of credit outstanding under the facility as of that date.

In connection with the Merger Agreement, Sunoco has agreed not to borrow under the Secured Facility or the receivables facility except to support letters of credit.

Sunoco Logistics Partners L.P. (the “Partnership”) has two credit facilities totaling $550 million consisting of a five-year $350 million unsecured credit facility and a $200 million 364-day unsecured credit facility which is available to fund certain inventory activities. There were no borrowings outstanding under the Partnership’s facilities at March 31, 2012. The $350 and $200 million credit facilities contain various covenants including the requirement that the Partnership’s total debt to EBITDA ratio (each as defined in the facilities) not exceed 5.00 to 1. This ratio can generally be increased to 5.50 to 1 during an acquisition period (as defined in the facilities). At March 31, 2012, the Partnership’s ratio of total debt to EBITDA was 2.48 to 1.

In April 2012, the Partnership entered into a $35 million revolving credit facility which matures in April 2015. The facility is available to fund the Partnership’s general corporate purposes including working capital and capital expenditures. The facility may be repaid at any time and bears interest at LIBOR or the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.0%), each plus an applicable margin.

Successful completion of the acquisition of Sunoco by ETP would represent an event of default under the Partnership’s credit facilities as the general partner interests would no longer be owned by Sunoco. The Partnership continues to monitor the progress of the proposed transaction and, as necessary, will negotiate with the lending group for its credit facilities to amend the credit agreements.

The following table sets forth Sunoco’s cash and cash equivalents and outstanding debt (in millions of dollars):

	At March 31, 2012	At December 31, 2011
Cash and cash equivalents*	$1,985	$2,064

Short-term borrowings	$—	$103
Current portion of long-term debt	—	282
Long-term debt	2,572	3,159

Total debt**	$2,572	$3,544

*	Includes $37 and $112 million, respectively, attributable to Sunoco Logistics Partners L.P. at March 31, 2012 and December 31, 2011 and $128 million attributable to SunCoke Energy, Inc. at December 31, 2011.
**	Includes $1,583 and $1,698 million, respectively, attributable to Sunoco Logistics Partners L.P. at March 31, 2012 and December 31, 2011 and $726 million attributable to SunCoke Energy, Inc. at December 31, 2011.

In February 2012, the Company announced that it intended to spend approximately $400 million in 2012 to reduce debt, including $103 million of floating-rate notes that were redeemed in January 2012. In connection with the Merger Agreement, Sunoco has agreed not to buy back any additional debt.

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

RETIREMENT BENEFIT PLANS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Balance at beginning of period	$853	$1,008
Increase (reduction) in market value of investments resulting from:
Net investment income	42	57
Plan benefit payments	(30)	(212)
Spin-off of SunCoke Energy, Inc.	(30)	—

Balance at end of period	$835	$853

As a result of divestments and workforce reductions, the Company incurred noncash charges related to settlement and curtailment losses and special termination benefits in these defined benefit pension plans during the year ended December 31, 2011 and the first three months of 2012 totaling approximately $60 and $7 million pretax, respectively. The Company will consider making voluntary contributions of approximately $80 million during 2012 to its funded defined benefit plans.

In March 2012, the Company made a $200 million tax-deductible contribution to trusts established for its postretirement benefit liabilities and restructured the retiree medical plan to eliminate Sunoco’s liability beyond this funded amount. The retiree medical plan change eliminates substantially all of the Company’s future exposure to variances between actual results and assumptions used to estimate retiree medical plan obligations. As a result of the plan change, the Company’s postretirement benefits obligation declined by approximately $60 million. The benefit of this liability reduction will be amortized into earnings through 2018. The Company is currently evaluating various investment strategy alternatives for this contribution.

DIVIDENDS AND SHARE REPURCHASES

In February 2012, the Company announced a 33 percent increase in its quarterly dividend to $.20 per share ($.80 per year). The higher dividend was effective for the dividend payable in March 2012. The Company’s management believes that Sunoco’s new dividend level is sustainable under current conditions.

In February 2012, the Company’s Board of Directors approved a plan to repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase was expected to occur over the next 12 to 18 months. During the first quarter of 2012, Sunoco repurchased 1.26 million shares of its outstanding common stock for $50 million under this plan (see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” below). In April 2012, the Company repurchased an additional 1.29 million shares for $50 million. In connection with the Merger Agreement, Sunoco has agreed to suspend its repurchase program.

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

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol and related RINs (Renewable Identification Numbers) used to demonstrate compliance with the renewable fuels standard for credits and trading;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to complete the merger with ETP and realize the anticipated benefits;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to effect divestitures under favorable terms;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs and the level and types of coverage available, and the financial ability of the Company’s insurers to meet their obligations;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, disputes with, or changes in contract terms with major customers, suppliers, dealers, distributors or other business partners;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

There have been no material changes to the Company’s exposure to market risk since December 31, 2011.

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

There have been no changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Administrative Proceedings

The Massachusetts Attorney General’s Office (“Attorney General’s Office”) issued a Civil Investigative Demand against Sunoco for alleged failure to disclose insurance policies that may have covered costs submitted for reimbursement to the Massachusetts Underground Storage Tank Petroleum Product Cleanup Fund (“Fund”). The Attorney General’s Office claimed that Sunoco failed to disclose that it received a settlement from its insurers related to Massachusetts service stations which also were allegedly reimbursed by the Fund. The Attorney General’s Office sought reimbursement from Sunoco of an amount in excess of $100 thousand. Sunoco has settled the investigation and claims with the Attorney General’s Office and the Fund. North Carolina is conducting a similar investigation through the North Carolina Department of Justice and has offered to settle the matter. Further, the states of Florida, Michigan, Minnesota, Missouri, Pennsylvania, Ohio, Oklahoma and South Carolina are conducting investigations. These states are represented by private attorneys. The litigation is in its early stages and an estimate of the outcome or any potential liability cannot be estimated at this time. However, the Company intends to defend itself with regard to any claims in this matter.

In November 2011, Sunoco received a Notice of Violation (“NOV”) from the United States Environmental Protection Agency (“USEPA”) alleging that Sunoco had violated federal renewable fuels standards by using invalid Renewable Identification Numbers (“RINs”) to meet its obligations. Sunoco was one of 24 NOV recipients who had purchased and used RINs that were fraudulently generated and registered. In January 2012, the USEPA notified Sunoco that it intended to offer an administrative settlement of civil penalties. In March 2012, the USEPA proposed an administrative settlement agreement in the amount of $311 thousand. There were no other obligations or requirements in the agreement other than the payment of the civil penalty. In April 2012, Sunoco accepted the USEPA’s settlement offer and will remit payment accordingly.

Sunoco Logistics Partners L.P., the master limited partnership in which Sunoco is the general partner, which consists of a 2-percent ownership interest and incentive distribution rights, and currently owns a 32-percent interest in the Partnership’s limited partner units, is a party to the following administrative proceeding:

In 2009, the USEPA proposed penalties based on alleged violations of the Clean Water Act associated with an October 2008 release from the Mid-Valley Pipeline. The USEPA and the Partnership agreed upon a settlement of $300 thousand, which the Partnership paid in the first quarter 2012.

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

As of March 31, 2012, Sunoco was a defendant in three lawsuits involving two states and Puerto Rico. Two of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuit is pending in a New Hampshire state court. All three cases assert natural resource damage claims. In addition, Sunoco has received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.

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

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at March 31, 2012.

Item 1A.	Risk Factors

Except for the additional risk factor information described below, there have been no material changes to the risk factors previously disclosed in the Company’s Form 10-K filed with the SEC on February 28, 2012. The following additional risk factor information should be read in conjunction with the related disclosure in Part I. Item 1A. Risk Factors, in the Company’s Form 10-K for the year ended December 31, 2011.

The merger is subject to various closing conditions, and any delay in completing the merger may reduce or eliminate the benefits expected.

The merger is subject to the satisfaction of a number of other conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the transaction. These conditions include, among other things, shareholder approval and the receipt of approval from U.S. antitrust authorities. Sunoco and ETP cannot predict with certainty whether and when any of these conditions will be satisfied. Any delay in completing the merger could cause the combined company not to realize, or delay the realization, of some or all of the benefits that the companies expect to achieve from the transaction.

If the merger agreement is terminated, Sunoco may be obligated to reimburse ETP for costs incurred related to the merger and, under certain circumstances, pay a breakup fee to ETP. These costs could require Sunoco to seek loans or use Sunoco’s available cash that would have otherwise been available for operations, dividends or other general corporate purposes.

In certain circumstances, Sunoco would be responsible for reimbursing ETP for up to $20 million in expenses related to the transaction and may be obligated to pay a breakup fee to ETP of $225 million.

If the merger agreement is terminated, the breakup fee required to be paid, if any, by Sunoco under the merger agreement may require Sunoco to seek loans or borrow amounts to enable it to pay these amounts to ETP. In either case, payment of these amounts would reduce the cash Sunoco has available for operations, dividends or other general corporate purposes.

The failure to successfully combine the businesses of ETP and Sunoco in the expected time frame may adversely affect ETP’s future results, which may adversely affect the value of the ETP common units that Sunoco shareholders would receive in the merger.

The success of the merger will depend, in part, on the ability of ETP to realize the anticipated benefits from combining the businesses of ETP and Sunoco. To realize these anticipated benefits, ETP’s and Sunoco’s businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.

ETP and Sunoco, including their respective subsidiaries, have operated and, until the completion of the merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in their standards, controls, procedures and policies. Any or all of those occurrences could adversely affect the combined company’s ability to maintain relationships with customers and employees after the merger or to achieve the anticipated benefits of the merger. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of ETP and Sunoco.

The pendency of the merger could materially adversely affect the future business and operations of Sunoco or result in a loss of Sunoco employees.

In connection with the pending merger, it is possible that some customers, suppliers and other persons with whom Sunoco has a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with Sunoco as a result of the merger, which could negatively impact revenues, earnings and cash flows of Sunoco, as well as the market price of shares of Sunoco common stock, regardless of whether the merger is completed. Similarly, current and prospective employees of Sunoco may experience uncertainty about their future roles with ETP and Sunoco following completion of the merger, which may materially adversely affect the ability of Sunoco to attract and retain key employees.

Failure to complete the merger could negatively impact the stock price of Sunoco and its future businesses and financial results.

If the merger is not completed, the ongoing business of Sunoco may be adversely affected and Sunoco will be subject to several risks and consequences, including the following:

•	under the merger agreement, Sunoco may be required, under certain circumstances, to pay ETP a breakup fee of $225 million or ETP’s expenses up to $20 million;

•	Sunoco will be required to pay certain costs relating to the merger, whether or not the merger is completed, such as legal, accounting, financial advisor and printing fees;

•

under the merger agreement, Sunoco is subject to certain restrictions on the conduct of its business prior to completing the merger which may adversely affect its ability to execute certain of its business strategies; and

•

matters relating to the merger may require substantial commitments of time and resources by Sunoco management, which could otherwise have been devoted to other opportunities that may have been beneficial to Sunoco as an independent company.

In addition, if the merger is not completed, Sunoco may experience negative reactions from the financial markets and from its customers and employees. Sunoco also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against Sunoco to attempt to force it to perform its obligations under the merger agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number Of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)***
January 1, 2012 - January 31, 2012	2,897	$37.00	—
February 1, 2012 - February 29, 2012	—	$—	—
March 1, 2012 - March 31, 2012	1,283,954	$39.61	1,262,900	$760

Total	1,286,851	$39.60	1,262,900

*	All of the shares repurchased during the three-month period ended March 31, 2012 were acquired pursuant to the repurchase program that Sunoco announced in February 2012 (see below), except for 24 thousand shares which were purchased from employees in connection with the settlement of tax withholding obligations arising from payment of common stock unit awards.
**	In February 2012, the Company’s Board of Directors approved a plan to repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase was expected to occur over the next 12 to 18 months. In connection with the Merger Agreement, Sunoco has agreed to suspend its repurchase program.
***	Amount determined based upon the estimated number of shares available for repurchase under the plan and the closing market price of the Company’s common stock at the end of the first quarter.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of April 29, 2012 by and among Sunoco, Inc., Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on April 30, 2012).

10.1	The Amended Schedule to the Forms of Indemnification Agreement.

10.2	Amended Schedule 2.1 of Deferred Compensation and Benefits Trust Agreement, by and among Sunoco, Inc., Mellon Trust of New England, N.A. and Towers, Perrin, Forster & Crosby, Inc., amended and restated effective March 31, 2012.

10.3	Amendment 2012-01 to the Sunoco, Inc. Long-Term Performance Enhancement Plan III (effective March 1, 2012).

10.4	Form of Restricted Share Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan III.

10.5	Form of Performance Share Unit Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan III.

10.6	Form of Stock Option Agreement under the Sunoco, Inc. Long-Term Performance Enhancement Plan III.

10.7	Letter agreement with Brian P. MacDonald, dated March 1, 2012.

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Sunoco, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss); (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 8, 2012