Form 10-Q
period 2012-06-30
SUNOCO INC
filed 2012-08-02
CIK 95304

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At June 30, 2012, there were 104,733,328 shares of Common Stock, $1 par value outstanding.

SUNOCO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Millions of Dollars and Shares, Except Per-Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011*	2012	2011*
	(UNAUDITED)
Revenues
Sales and other operating revenue (including consumer excise taxes)	$12,219	$11,294	$24,417	$21,272
Interest income	2	8	5	12
Gain (loss) on divestment of Toledo refinery (Note 3)	—	(9)	104	6
Other income, net	8	25	24	34

	12,229	11,318	24,550	21,324

Costs and Expenses
Cost of products sold and operating expenses	10,852	10,381	21,748	19,609
Consumer excise taxes	617	553	1,196	1,100
Selling, general and administrative expenses	154	143	282	267
Depreciation, depletion and amortization	51	91	112	183
Payroll, property and other taxes	23	17	55	47
Provision for asset write-downs and other matters (Note 3)	(1)	7	108	13
Interest cost and debt expense	41	39	90	82
Interest capitalized	(2)	(1)	(4)	(3)

	11,735	11,230	23,587	21,298

Income from continuing operations before income tax expense	494	88	963	26
Income tax expense (Note 4)	163	20	333	29

Income (loss) from continuing operations	331	68	630	(3)
Income (loss) from discontinued operations, net of income taxes (Note 2)	4	(139)	6	(148)

Net income (loss)	335	(71)	636	(151)
Less: Income from continuing operations attributable to noncontrolling interests	87	51	139	80
Income (loss) from discontinued operations attributable to noncontrolling interests	—	3	1	(5)

Net income (loss) attributable to Sunoco, Inc. shareholders	$248	$(125)	$496	$(226)

Earnings (loss) attributable to Sunoco, Inc. shareholders per share of common stock:
Basic:
Income (loss) from continuing operations	$2.32	$0.14	$4.64	$(0.69)
Income (loss) from discontinued operations	0.04	(1.17)	0.05	(1.18)

Net income (loss)	$2.36	$(1.03)	$4.69	$(1.87)

Diluted:
Income (loss) from continuing operations	$2.31	$0.14	$4.62	$(0.69)
Income (loss) from discontinued operations	0.04	(1.17)	0.05	(1.18)

Net income (loss)	$2.35	$(1.03)	$4.67	$(1.87)

Weighted-average number of shares outstanding (Note 5):
Basic	105.0	121.1	105.8	121.0
Diluted	105.4	121.1	106.3	121.0
Cash dividends paid per share of common stock	$0.20	$0.15	$0.40	$0.30

Comprehensive income (loss):
Comprehensive income (loss)	$344	$(55)	$687	$(128)
Less: Comprehensive income attributable to noncontrolling interests	87	54	138	75

Comprehensive income (loss) attributable to Sunoco, Inc. shareholders	$257	$(109)	$549	$(203)

*	Reclassified to conform to 2012 presentation (Note 2).

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of Dollars)

	At June 30,	At December 31,
	2012	2011
	(UNAUDITED)
Assets
Cash and cash equivalents	$1,884	$2,064
Accounts and notes receivable, net	2,556	3,071
Inventories (Note 6)	462	587
Deferred income taxes	198	286

Total current assets	5,100	6,008

Note receivable from sale of Toledo refinery (Note 3)	—	182
Investments and long-term receivables	121	158
Properties, plants and equipment, cost	5,226	7,010
Less: Accumulated depreciation, depletion and amortization	1,679	2,045

Properties, plants and equipment, net	3,547	4,965
Deferred income taxes	31	68
Deferred charges and other assets	538	601

Total assets	$9,337	$11,982

Liabilities and Equity
Accounts payable	$3,210	$4,098
Accrued liabilities (Note 7)	503	741
Short-term borrowings	—	103
Current portion of long-term debt	—	282
Taxes payable	278	146

Total current liabilities	3,991	5,370

Long-term debt	2,548	3,159
Retirement benefit liabilities (Note 8)	247	542
Deferred income taxes	283	544
Other deferred credits and liabilities (Note 7)	522	567
Commitments and contingent liabilities (Note 7)

Total liabilities	7,591	10,182

Equity (Note 10)
Sunoco, Inc. shareholders’ equity	916	893
Noncontrolling interests	830	907

Total equity	1,746	1,800

Total liabilities and equity	$9,337	$11,982

(See Accompanying Notes)

SUNOCO, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of Dollars)

	For the Six Months Ended
	June 30,
	2012	2011
	(UNAUDITED)
Cash Flows from Operating Activities:
Net income (loss)	$636	$(151)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on divestment of Toledo refinery	(104)	(6)
Provision for asset write-downs and other matters	100	300
Depreciation, depletion and amortization	115	224
Deferred income tax expense (benefit)	154	(191)
Payments less than (in excess of) expense for retirement plans	(194)	5
Changes in working capital pertaining to operating activities:
Accounts and notes receivable	622	(366)
Inventories	(96)	(591)
Accounts payable and accrued liabilities	(942)	362
Income taxes payable	145	71
Other	(49)	(14)

Net cash provided by (used in) operating activities	387	(357)

Cash Flows from Investing Activities:
Capital expenditures	(222)	(328)
Acquisitions	—	(124)
Proceeds from divestments:
Toledo refinery and related inventory	182	837
Other divestments	39	8
Other	13	(9)

Net cash provided by investing activities	12	384

Cash Flows from Financing Activities:
Net repayments of short-term borrowings	(103)	—
Net proceeds from issuance of long-term debt	287	297
Repayments of long-term debt	(454)	(243)
Cash distributions to noncontrolling interests	(62)	(58)
Cash dividend payments	(42)	(36)
Purchase of common stock for treasury	(100)	—
Cash of SunCoke Energy, Inc. at spin-off	(111)	—
Other	6	4

Net cash used in financing activities	(579)	(36)

Net decrease in cash and cash equivalents	(180)	(9)
Cash and cash equivalents at beginning of period	2,064	1,485

Cash and cash equivalents at end of period	$1,884	$1,476

(See Accompanying Notes)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	General.

Basis of Presentation

The accompanying condensed consolidated financial statements are presented in accordance with the requirements of Form 10-Q and U.S. generally accepted accounting principles for interim financial reporting. They do not include all disclosures normally made in financial statements contained in Form 10-K. In management’s opinion, all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for the periods shown have been made. All such adjustments are of a normal recurring nature, except for the gains resulting from the reduction of crude oil and refined product inventories related to the exit from refining, the gains (losses) related to the divestment of the Toledo refinery and other assets, the gain on the remeasurement of the pipeline equity interests and the provision for asset write-downs and other matters (Notes 3 and 6). Results for the three and six months ended June 30, 2012 are not necessarily indicative of results for the full-year 2012.

Recently Adopted Changes in Accounting Principles

In the first quarter of 2012, Sunoco, Inc. (“Sunoco” or the “Company”) conformed its presentation of results of operations in accordance with new guidance on the presentation of comprehensive income (loss). The guidance requires total comprehensive income (loss) for interim periods to be presented in a single continuous statement or in two separate, but consecutive, statements. The new guidance does not change where the components of comprehensive income (loss) are recognized. The revised presentation has been retrospectively applied to all periods presented in the Company’s condensed consolidated financial statements.

Proposed Merger with Energy Transfer Partners, L.P.

On April 30, 2012, Sunoco announced that it had entered into a definitive merger agreement (“Merger Agreement”) to be acquired by Energy Transfer Partners, L.P. (“ETP”). Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, Sunoco shareholders can elect to receive, for each Sunoco common share they own, either $50.00 in cash, 1.0490 ETP common units or a combination of $25.00 in cash and 0.5245 ETP common units. The aggregate cash paid and common units issued will be capped so that the cash and common units will each represent 50 percent of the aggregate consideration. The cash elections and common unit elections will be subject to proration to satisfy this cap. The Merger Agreement further provides that, in the event of termination of the Merger Agreement under certain circumstances, including in connection with the acceptance of an alternative transaction, Sunoco may be required to pay ETP a termination fee equal to $225 million. The transaction is expected to close in the fourth quarter of 2012, subject to approval of Sunoco shareholders and customary regulatory approvals.

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

In connection with the separation of SunCoke Energy, certain stock options and common stock units issued under the Company’s stock-based incentive plans were modified in January 2012 which affected approximately 60 plan participants. In general, all Sunoco stock options held by Sunoco employees and directors were converted into Sunoco and SunCoke Energy stock options. The terms of the Sunoco stock options are unchanged except for the modification of the exercise price to reflect the change in the price per share of the Sunoco common stock after the spin-off. The SunCoke Energy stock options held by Sunoco employees and directors are fully vested and exercisable. Sunoco stock options held by SunCoke Energy employees were converted to SunCoke Energy stock options. The aggregate intrinsic value of the modified stock options issued on the date of the spin-off is equal to the intrinsic value of the Sunoco stock options which were converted just prior to the spin-off. Outstanding Sunoco common stock units held by Sunoco employees were effectively split into two components representing the Sunoco common stock units and SunCoke Energy common stock units. The Sunoco common stock units remain outstanding under the same terms and conditions as the original awards. The portion of the award representing SunCoke Energy common stock units was vested at the original grant date target amount and such value was paid out in cash based upon the market value of the SunCoke Energy stock on the date of the spin-off, subject to a clawback provision if the employee voluntarily leaves Sunoco prior to the earlier of the original vesting date for the common stock units or one year. These modifications resulted in a $7 million cash payment and a $14 million pretax charge for stock-based compensation expense recognized during the first half of 2012. Additional stock-based compensation expense of $2 million related to these modifications will be recognized through the first quarter of 2013. All Sunoco common stock units held by SunCoke Energy employees were converted into SunCoke Energy common stock units which vest over the remaining term of the original award. All SunCoke Energy common stock issued as a result of option exercises or the vesting of common stock units will be issued under SunCoke Energy’s incentive stock compensation plan.

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

In July 2011, Sunoco completed the sale of its phenol and acetone chemicals manufacturing facility in Philadelphia, PA (“Frankford Facility”) and related inventory to an affiliate of Honeywell International Inc. (“Honeywell”). In connection with this agreement, Sunoco recorded a $118 million provision ($70 million after tax) to write down Frankford Facility assets to their estimated fair values during the second quarter of 2011. Sunoco received total cash proceeds of $88 million in the third quarter of 2011 and recognized a $7 million gain ($4 million after tax) on the divestment. Sunoco was party to a cumene supply agreement with the Frankford Facility which the Company elected to terminate effective June 30, 2012 in connection with its decision to exit the refining business.

In October 2011, Sunoco completed the sale of its phenol manufacturing facility in Haverhill, OH (“Haverhill Facility”) and related inventory to an affiliate of Goradia Capital LLC. Sunoco recorded a $169 million provision ($101 million after tax) to write down Haverhill Facility assets to their estimated fair values during the second quarter of 2011. Sunoco received total cash proceeds of

$93 million and recognized a $6 million gain ($4 million after tax) on the divestment in the fourth quarter of 2011. During the first half of 2012, Sunoco recognized a $3 million loss ($2 million after tax) attributable to pension settlement losses related to the Haverhill Facility sale.

Tulsa Refining Operations

In the second quarter of 2012, Sunoco recorded an $8 million gain ($5 million after tax) attributable to a partial settlement of a low sulfur diesel credit liability related to the Company’s discontinued Tulsa refining operations which were sold in 2009.

The results of operations of Sunoco’s cokemaking, chemicals and Tulsa refining operations have been classified as discontinued operations for all periods presented in the condensed consolidated statements of comprehensive income (loss) and related footnotes.

The following is a summary of income (loss) from discontinued operations attributable to Sunoco, Inc. shareholders for the three and six months ended June 30, 2012 and 2011 (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income (loss) before income tax expense (benefit)	$6	$(255)	$8	$(259)
Income tax expense (benefit)	2	(116)	2	(111)

Income (loss) from discontinued operations	4	(139)	6	(148)
Less: Income (loss) from discontinued operations attributable to noncontrolling interests	—	3	1	(5)

Income (loss) from discontinued operations attributable to Sunoco, Inc. shareholders	$4	$(142)	$5	$(143)

Sales and other operating revenue (including consumer excise taxes) from discontinued operations totaled $87 million for the three months ended March 31, 2012 and $704 and $1,335 million, respectively, for the three and six-month periods ended June 30, 2011.

3.	Changes in Business and Other Matters.

Acquisitions

In January 2011, SunCoke Energy acquired Harold Keene Coal Co., Inc. (“HKCC”), based in Honaker, VA, for $52 million. The purchase price included a net cash payment of $38 million and contingent consideration totaling $14 million.

In May 2011, Sunoco Logistics Partners L.P. (the “Partnership”) obtained a controlling financial interest in Inland Corporation (“Inland”) through a series of transactions involving Sunoco and a third party. Sunoco exercised its rights to acquire additional ownership interests in Inland for $56 million, net of cash received, and the Partnership purchased additional ownership interests from a third party for $30 million. The Partnership’s total ownership interest in Inland increased to 84 percent after it purchased all of Sunoco’s interests. As a result of these transactions, Inland became a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recognized a $9 million gain ($6 million after tax) from the remeasurement of its pre-acquisition equity interests in Inland to fair value upon consolidation. This gain is reported in other income, net, in the condensed consolidated statements of comprehensive income (loss).

The following table summarizes the effects of Sunoco’s acquisitions during the first half of 2011 on the consolidated financial position (including the consolidation of Inland and the recognition of the related gain from the remeasurement of the pre-acquisition equity interests) (in millions of dollars):

	HKCC	Inland	Total
Increase in:
Current assets	$8	$3	$11
Properties, plants and equipment	64	178	242
Deferred charges and other assets	8 *	—	8
Current liabilities	(4)	(5)	(9)
Deferred income taxes	(23)	(60)	(83)
Other deferred credits and liabilities	(1)	(1)	(2)
Sunoco, Inc. shareholders’ equity	—	(6)	(6)
Noncontrolling interests	—	(20)	(20)
Decrease in:
Investments and long-term receivables	—	(3)	(3)

	52	86	138
Contingent consideration	(14)	—	(14)

Cash paid for acquisitions, net of cash received	$38	$86	$124

*	Includes $6 million allocated to goodwill.

No pro forma information has been presented since the impact of these acquisitions was not material in relation to Sunoco’s consolidated financial position and results of operations.

Divestments

On March 1, 2011, Sunoco completed the sale of its Toledo refinery and related crude oil and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash at closing, a $200 million two-year note receivable, a $285 million note receivable due in 90 days and $6 million in cash related to working capital adjustments subsequent to closing. Sunoco received $309 million in 2011 related to note receivable balances and the working capital adjustment. The remaining $182 million note receivable balance was received in February 2012. Sunoco recognized a $6 million net pretax gain ($1 million loss after tax) related to the divestment in the first half of 2011 and recognized a total net pretax gain of $2 million ($4 million loss after tax) in connection with this divestment for the year 2011. The net gain on divestment recorded in 2011 includes a pretax gain of $535 million attributable to the sale of crude oil and refined product inventories. In addition, the purchase agreement included a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco recorded a $104 million gain ($61 million after tax) related to the participation agreement in the first quarter of 2012. Sunoco received the participation payment in April 2012. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

Asset Write-Downs and Other Matters

The following table summarizes information regarding the provision for asset write-downs and other matters recognized during the six months ended June 30, 2012 and 2011 (in millions of dollars):

	2012		2011
	Pretax	After tax	Pretax	After tax
Philadelphia and Marcus Hook refineries	$(14)	$(6)	$—	$—
Environmental matters	53	31	—	—
Other	69	43	13	8

	$108	$68	$13	$8

In September 2011, Sunoco announced its decision to exit the refining business and initiated a formal process to sell its remaining refineries located in Philadelphia and Marcus Hook, PA (together, the “Northeast Refineries”). Sunoco indefinitely idled the main processing units at its Marcus Hook refinery in December 2011 due to deteriorating refining market conditions. As the Company has received no proposals to purchase Marcus Hook as a refinery, Sunoco is pursuing options for alternate uses of the Marcus Hook facility. In connection with the decision to exit the refining business, Sunoco recorded a $2,363 million noncash provision ($1,405 million after tax) primarily to write down long-lived assets at the Northeast Refineries to their estimated fair values and recorded provisions for severance, contract terminations and idling expenses of $248 million ($144 million after tax) in the second half of 2011. The accruals recorded in 2011 include an estimated loss to terminate a ten-year polymer-grade polypropylene supply contract with Braskem entered into in connection with the sale of Sunoco’s discontinued polypropylene chemicals business in March 2010. This $130 million accrual was paid in June 2012. In the first quarter of 2012, Sunoco recorded additional provisions of $35 million ($21 million after tax) primarily attributable to severance, contract terminations and idling expenses and additional asset write-downs related to the Northeast Refineries. In July 2012, Sunoco announced that it has agreed to form Philadelphia Energy Solutions, a joint venture with The Carlyle Group, at its Philadelphia refinery. Sunoco will contribute its Philadelphia refinery property, plant and equipment which had a carrying value of $46 million at June 30, 2012 and various commercial contracts, including contracts with the Partnership, in exchange for a non-operating minority interest of approximately 33 percent. The Carlyle Group will hold the majority interest and oversee day-to-day operations of the joint venture and the refinery. The Carlyle Group will contribute cash to the joint venture which is expected to fund future capital projects, facility upgrades and to enhance working capital. Sunoco will not have ongoing capital obligations with respect to the refinery; however, future cash calls to the partners could result in a dilution of Sunoco’s interest if the Company chooses not to participate. Sunoco is expected to realize cash proceeds for the liquidation of working capital related to the refinery, including crude oil and refined product inventory. The transaction is subject to customary closing conditions and The Carlyle Group’s ability to secure capital, including working capital financing, for this investment. JPMorgan Chase has committed, subject to certain closing conditions, to provide working capital financing for intermediate products owned by the refinery in the form of an asset-backed loan and is expected to supply crude oil to the refinery at the time of processing and purchase all finished refined products as they are produced. Sunoco will enter into a ten-year supply contract for gasoline and diesel for its retail marketing business which would initially represent approximately 50 percent of the refinery’s total production. The joint venture transactions are expected to close in the third quarter of 2012. As a result of the joint venture agreement with The Carlyle Group, Sunoco reversed certain severance, contract termination and idling reserves as such expenses are no longer expected to be incurred. The Company recognized a $64 million gain ($35 million after tax) in the second quarter of 2012 related to these reversals. This $35 million after tax change in estimate increased net income attributable to Sunoco, Inc. shareholders by $0.33 per share of common stock on a diluted basis for the three months ended June 30, 2012. The Company also recorded a $15 million provision ($8 million after tax) largely related to pension settlement losses attributable to refining operations in the second quarter of 2012. Additional provisions of up to $130 million are expected to be incurred, primarily related to modification or termination of existing contracts of the refining business which are not assumed by, or require restructuring for, Philadelphia Energy Solutions and pension settlement costs which are recognized when employees of the Philadelphia and Marcus Hook refineries receive pension lump sum payments. The Company reduced crude oil and refined product inventory quantities at the Northeast Refineries during the first half of 2012 which resulted in gains of $710 million ($423 million after tax). Sunoco expects to record additional pretax gains of approximately $1.3 billion related to the liquidation of additional inventories at the Northeast Refineries based on current market prices. The actual amount of additional gains will depend upon the market value of crude oil and refined products and the volumes on hand at the time of liquidation.

Sunoco recorded charges for environmental remediation matters at its current and former refineries totaling $53 million ($31 million after tax) in the first quarter of 2012. For additional information concerning these charges, see Note 7.

The Company also recorded provisions of $69 and $13 million ($43 and $8 million after tax) during the first half of 2012 and 2011, respectively. The amount recorded in 2012 was largely attributable to insurance reserve adjustments of $30 million ($18 million after tax), additional stock-based compensation expense of $23 million ($14 million after tax) related to the spin-off of SunCoke Energy and employee termination agreements, and $12 million of expenses ($8 million after tax) related to the Merger Agreement. The amount recorded in 2011 was attributable to pension settlement losses and asset write-downs.

The $18 million after-tax provision related to insurance reserve adjustments was attributable to a change in estimate associated with the Company’s incurred but not reported claims attributable to hazardous substances. This provision decreased net income attributable to Sunoco, Inc. shareholders by $0.17 per share of common stock on a diluted basis for the six-month period ended June 30, 2012.

The following table summarizes the changes in the liability for employee terminations and other exit costs (in millions of dollars):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$294	$79
Additional accruals	(36)	—
Payments charged against the accruals	(152)	(17)

Balance at end of period	$106	$62

4.	Income Taxes.

The following table summarizes the components of pretax income (loss) and income tax expense (benefit) from continuing operations (in millions of dollars):

	Three Months Ended June 30,
	2012			2011
	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)

Income (loss) attributable to Sunoco, Inc. shareholders before discrete items	$197	$70	$127	$42	$21	$21
Discrete items:
Sale of Toledo refinery	—	—	—	(9)	(4)	(5)
LIFO inventory gains	213	92	121	—	—	—
Provision for asset write-downs and other matters	(4)	1	(5)	(7)	(3)	(4)
Gain on consolidation of pipeline equity interests	—	—	—	9	3	6
Other	(2)	(3)	1	—	1	(1)
Income attributable to noncontrolling interests	90	3	87	53	2	51

	$494	$163	$331	$88	$20	$68

	Six Months Ended June 30,
	2012			2011
	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)	Pretax Income (Loss)	Tax Expense (Benefit)	After-Tax Income (Loss)

Income (loss) attributable to Sunoco, Inc. shareholders before discrete items	$116	$45	$71	$(103)	$(9)	$(94)
Discrete items:
Sale of Toledo refinery	104	43	61	6	7	(1)
LIFO inventory gains	710	287	423	42	16	26
Provision for asset write-downs and other matters	(113)	(45)	(68)	(13)	(5)	(8)
Gain on consolidation of pipeline equity interests	—	—	—	9	3	6
Deferred tax adjustment	—	—	—	—	5	(5)
Other	(2)	(6)	4	—	7	(7)
Income attributable to noncontrolling interests	148	9	139	85	5	80

	$963	$333	$630	$26	$29	$(3)

The effective tax rate on income (loss) attributable to Sunoco, Inc. shareholders before discrete items was 36 and 50 percent for the three months ended June 30, 2012 and 2011, respectively, and 39 and 9 percent, respectively, for the six month periods then ended.

5.	Earnings Per Share Data.

The following table sets forth the reconciliation of the weighted-average number of common shares used to compute basic earnings per share (“EPS”) to those used to compute diluted EPS (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011*	2012	2011*

Weighted-average number of common shares outstanding-basic	105.0	121.1	105.8	121.0
Add effect of dilutive stock incentive awards	0.4	—	0.5	—

Weighted-average number of shares-diluted	105.4	121.1	106.3	121.0

*	Since the assumed issuance of common stock under stock incentive awards would not have been dilutive, the weighted-average number of shares used to compute diluted EPS is equal to the weighted-average number of shares used in the basic EPS computation.

6.	Inventories.

Inventories consisted of the following components (in millions of dollars):

	At June 30,	At December 31,
	2012	2011
Crude oil	$327	$204
Petroleum and chemical products	87	120
Coal and coke	—	190
Materials, supplies and other	48	73

	$462	$587

In connection with its exit from the refining business, Sunoco reduced crude oil and refined product inventory quantities resulting in LIFO inventory profits of $710 and $42 million ($423 and $26 million after tax) during the first six months of 2012 and 2011, respectively (Note 3). The net gain on divestment of the Toledo refinery recognized during 2011 includes LIFO inventory profits of $535 million ($321 million after tax). At June 30, 2012, the current replacement cost of all inventories valued at LIFO exceeded their carrying values by $1.90 billion.

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

Existing laws and regulations result in liabilities and loss contingencies for remediation at Sunoco’s facilities and at formerly owned or third-party sites. The accrued liability for environmental remediation is classified in the condensed consolidated balance sheets as follows (in millions of dollars):

	At June 30, 2012	At December 31, 2011
Accrued liabilities	$35	$35
Other deferred credits and liabilities	133	75

	$168	$110

The following table summarizes the changes in the accrued liability for environmental remediation activities which is largely attributable to Sunoco’s currently and formerly owned retail and refining sites (in millions of dollars):

	Six Months Ended June 30,
	2012	2011
Balance at beginning of period	$110	$115
Accruals	68	10
Payments	(17)	(14)
Other	7	2

Balance at end of period	$168	$113

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

Total future costs for the environmental remediation activities identified above will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of Sunoco’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. Management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At June 30, 2012, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $200 million. This estimate of reasonably possible losses associated with environmental remediation is largely based upon analysis during

2011 and continuing into early 2012 of the potential liabilities associated with the analysis of the segregated environmental fund described above. It also includes estimates for remediation activities at current logistics and retail assets. This reasonably possible loss estimate in many cases reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.

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

The accrued liability for hazardous waste sites is attributable to potential obligations to remove or mitigate the environmental effects of the disposal or release of certain pollutants at third-party sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) (which relates to releases and remediation of hazardous substances) and similar state laws. Under CERCLA, Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a “potentially responsible party” (“PRP”). As of June 30, 2012, Sunoco had been named as a PRP at 36 sites identified or potentially identifiable as “Superfund” sites under federal and state law. The Company is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon the other parties involved or Sunoco’s level of participation therein, believes that its potential liability associated with such sites will not be significant.

Management believes that none of the current remediation locations, which are in various stages of ongoing remediation, is individually material to Sunoco as its largest accrual for any one Superfund site, operable unit or remediation area was approximately $30 million at June 30, 2012. As a result, Sunoco’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur or the assumptions used to estimate losses at multiple sites are adjusted as was the case in the first quarter of 2012, such changes could impact multiple Sunoco facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against earnings for environmental remediation may occur; however, management does not believe that any such charges would have a material adverse impact on the Company’s consolidated financial position.

The Company maintains insurance programs that cover certain of its existing or potential environmental liabilities, which programs vary by year, type and extent of coverage. For underground storage tank remediations, the Company can also seek reimbursement through various state funds of certain remediation costs above a deductible amount. For certain acquired properties, the Company has entered into arrangements with the sellers or others that allocate environmental liabilities and provide indemnities to the Company for remediating contamination that occurred prior to the acquisition dates. Some of these environmental indemnifications are subject to caps and limits. No accruals have been recorded for any potential contingent liabilities that will be funded by the prior owners as management does not believe, based on current information, that it is likely that any of the former owners will not perform under any of these agreements. Other than the preceding arrangements, the Company has not entered into any arrangements with third parties to mitigate its exposure to loss from environmental contamination. Claims for recovery of environmental liabilities that are probable of realization totaled $18 million at June 30, 2012 and are included principally in deferred charges and other assets in the condensed consolidated balance sheets.

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

As of June 30, 2012, Sunoco was a defendant in three lawsuits involving two states and Puerto Rico. Two of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuit is pending in a New Hampshire state court. All three cases assert natural resource damage claims. In addition, Sunoco has received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.

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

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2012.

8.	Retirement Benefit Plans.

The following tables set forth the components of defined benefit plans and postretirement benefit plans expense (benefit) (in millions of dollars):

	Defined		Postretirement
	Benefit Plans		Benefit Plans
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Service cost (cost of benefits earned during the year)	$2	$2	$—	$1
Interest cost on benefit obligations	9	14	1	4
Expected return on plan assets	(14)	(17)	(1)	—
Amortization of:
Actuarial losses	6	8	1	3
Prior service benefit	—	—	(4)	(5)

	3	7	(3)	3
Settlement losses*	16	15	—	—

Total expense (benefit)	$19	$22	$(3)	$3

	Defined		Postretirement
	Benefit Plans		Benefit Plans
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost (cost of benefits earned during the year)	$4	$4	$—	$1
Interest cost on benefit obligations	19	27	3	8
Expected return on plan assets	(29)	(34)	(1)	—
Amortization of:
Actuarial losses	12	17	2	6
Prior service benefit	—	—	(6)	(10)

	6	14	(2)	5
Settlement losses*	23	24	—	—
Special termination benefits and curtailment losses (gains)*	—	7	(1)	(2)

Total expense (benefit)	$29	$45	$(3)	$3

*	Includes settlement losses of $3 million attributable to discontinued operations recognized during the first quarter of 2012. Also includes special termination benefits and settlement losses of $9 and $16 million recognized during the three and six months ended June 30, 2011, respectively, attributable to the Toledo refinery (Notes 2 and 3).

In March 2012, the Company made a $200 million tax-deductible contribution to trusts established for its postretirement benefit liabilities and restructured the retiree medical plan to eliminate Sunoco’s liability beyond this funded amount. The retiree medical plan change eliminates substantially all of the Company’s future exposure to variances between actual results and assumptions used to estimate retiree medical plan obligations. As a result of the plan change, the Company’s postretirement benefits obligation declined by approximately $60 million. The benefit of this liability reduction will be amortized into earnings through 2018. At June 30, 2012, the trusts were invested primarily in fixed income securities with approximately ten percent in domestic equity investments.

9.	Comprehensive Income (Loss).

The following tables set forth comprehensive income (loss) attributable to Sunoco, Inc. shareholders and the noncontrolling interests (in millions of dollars):

	Three Months Ended June 30,
	2012			2011
	Sunoco, Inc. Shareholders	Non- controlling Interests	Total	Sunoco, Inc. Shareholders	Non- controlling Interests	Total
Income from continuing operations	$244	$87	$331	$17	$51	$68
Income (loss) from discontinued operations	4	—	4	(142)	3	(139)

Net income (loss)	248	87	335	(125)	54	(71)
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service benefit and actuarial loss amortization	12	—	12	12	—	12
Net hedging gains	18	—	18	10	—	10
Reclassification of net hedging gains to earnings	(21)	—	(21)	(6)	—	(6)

Comprehensive income (loss)	$257	$87	$344	$(109)	$54	$(55)

	Six Months Ended June 30,
	2012			2011
	Sunoco, Inc. Shareholders	Non- controlling Interests	Total	Sunoco, Inc. Shareholders	Non- controlling Interests	Total
Income (loss) from continuing operations	$491	$139	$630	$(83)	$80	$(3)
Income (loss) from discontinued operations	5	1	6	(143)	(5)	(148)

Net income (loss)	496	140	636	(226)	75	(151)
Other comprehensive income (loss), net of related income taxes:
Reclassification to earnings of settlement and curtailment losses and prior service benefit and actuarial loss amortization	18	—	18	21	—	21
Retirement benefit plans funded status adjustment	38	—	38	—	—	—
Net hedging losses	(13)	(3)	(16)	(5)	—	(5)
Reclassification of net hedging losses to earnings	9	1	10	7	—	7
Net increase in unrealized gain on available-for-sale securities	1	—	1	—	—	—

Comprehensive income (loss)	$549	$138	$687	$(203)	$75	$(128)

10.	Equity.

The following table sets forth the components of equity (in millions of dollars):

	At June 30, 2012		At December 31, 2011
Sunoco, Inc. shareholders’ equity:
Common stock, par value $1 per share	$282		$282
Capital in excess of par value	1,692	*	1,811
Retained earnings	4,134	*	3,947
Accumulated other comprehensive loss	(200	)*	(258)
Common stock held in treasury, at cost	(4,992)		(4,889)

	916		893
Noncontrolling interests	830		907

Total equity	$1,746		$1,800

*	Reflects charges associated with the spin-off of SunCoke Energy, Inc. (Note 2).

Sunoco, Inc. Shareholders’ Equity

In February 2012, the Company’s Board of Directors approved a plan to repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase was expected to occur over the next 12 to 18 months. During the first half of 2012, Sunoco repurchased 2.55 million shares of its outstanding common stock for $100 million under this plan. In connection with the Merger Agreement, Sunoco has agreed to suspend its repurchase program.

In February 2012, the Company announced a 33 percent increase in its quarterly dividend to $0.20 per share ($0.80 per year). The higher dividend was effective for the dividend paid in March 2012. In July 2012, the Company declared a $0.20 per share cash dividend for the third quarter of 2012. The dividend will be paid on August 27, 2012 to shareholders of record on August 8, 2012.

Noncontrolling Interests

Logistics Operations

Sunoco is the general partner of Sunoco Logistics Partners L.P., which consists of a 2-percent ownership interest and incentive distribution rights, and currently owns a 32-percent interest in the Partnership’s limited partner units. On December 2, 2011, the Partnership completed a three-for-one split of its limited partnership units. The unit split resulted in the issuance of two additional limited partnership units for every one limited partnership unit owned.

In May 2011, the Partnership obtained a controlling financial interest in Inland through a series of transactions involving Sunoco and a third party. As a result, Inland was reflected as a consolidated subsidiary of Sunoco and, in connection therewith, Sunoco recorded an $18 million increase in noncontrolling interests upon consolidation of the entity in the second quarter of 2011 (Note 3).

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

The following table describes the Partnership’s target distribution levels and distribution allocations between the general partner and the holders of the Partnership’s limited partner units under the current incentive distribution right structure:

	Total Quarterly Distribution Target Amount	Marginal Percentage Interest in Distributions
		General Partner		Unitholders

Minimum Quarterly Distribution	$0.1500	2%		98%

First Target Distribution	up to $ 0.1667	2%		98%

Second Target Distribution	above $ 0.1667 up to $ 0.1917	15	%*	85%

Third Target Distribution	above $ 0.1917 up to $ 0.5275	37	%*	63%

Thereafter	above $ 0.5275	50	%*	50%

*	Includes Sunoco’s 2-percent general partner interest.

Discontinued Cokemaking Operations

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

The following table sets forth the noncontrolling interest balances and the changes to these balances (in millions of dollars):

	Logistics Operations	Discontinued Cokemaking Operations	Total
Balance at December 31, 2010	$692	$61	$753
Noncontrolling interests share of income (loss)	80	(5)	75
Cash distributions	(57)	(1)	(58)
Consolidation of pipeline acquisition	18	—	18
Other	2	(1)	1

Balance at June 30, 2011	$735	$54	$789

Balance at December 31, 2011	$757	$150	$907
Noncontrolling interests share of income	139	1	140
Cash distributions	(62)	—	(62)
Spin-off of SunCoke Energy, Inc.	—	(151)	(151)
Other	(4)	—	(4)

Balance at June 30, 2012	$830	$—	$830

11.	Fair Value Measurements.

The Company’s cash equivalents, which amounted to $1,734 and $1,805 million at June 30, 2012 and December 31, 2011, respectively, were measured at fair value based on quoted prices in active markets for identical assets (a level one measurement). The additional assets and liabilities that were measured at fair value on a recurring basis were not material to the Company’s condensed consolidated balance sheets.

Sunoco’s other current assets (other than inventories and deferred income taxes) and current liabilities (other than the current portion of retirement benefit liabilities) are financial instruments and most of these items are recorded at cost in the condensed consolidated balance sheets. The estimated fair values of these financial instruments approximate their carrying amounts. At June 30, 2012 and December 31, 2011, the estimated fair value of Sunoco’s long-term debt was $2,772 and $3,440 million, respectively, compared to carrying amounts of $2,548 and $3,159 million, respectively. Long-term debt that is publicly traded was valued based on quoted market prices while the fair value of other debt issues was estimated by management based upon current interest rates available at the respective balance sheet dates for similar issues. These were determined to be level one and level two fair value measurements within the fair value hierarchy under current accounting guidance.

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

All of these derivatives are recognized in the condensed consolidated balance sheets at their fair value. Changes in fair value of derivative instruments that have not been designated as hedges for accounting purposes are recognized in earnings as they occur. If the derivative instruments are designated as hedges for accounting purposes, depending on their nature, the effective portions of changes in their fair values are either offset in earnings against the changes in the fair values of the items being hedged or reflected initially as a separate component of shareholders’ equity and subsequently recognized in earnings when the hedged items are recognized in earnings. The ineffective portions of changes in the fair values of derivative instruments designated as hedges, if any, are immediately recognized in earnings. The amount of hedge ineffectiveness on derivative contracts during the first six months of 2012 and 2011 was not material.

Sunoco is exposed to credit risk in the event of nonperformance by counterparties on its derivative instruments. Management believes this risk is not significant as the Company has established credit limits with such counterparties which require the settlement of net positions when these credit limits are reached.

The Company had open derivative contracts pertaining to 18.3 million barrels of crude oil and refined products and 2 thousand pounds of soybeans at June 30, 2012, which vary in duration but generally do not extend beyond June 30, 2013.

The following tables set forth the impact of derivatives on the Company’s financial performance (in millions of dollars):

	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Location of Gains (Losses) Recognized in Earnings	Pretax Gains (Losses) Recognized in Earnings
	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2011		2012	2011
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$30	$17	Sales and other operating revenue	$35	$15
Commodity contracts			Cost of products sold and operating expenses	—	(5)

	$30	$17		$35	$10

Derivatives not designated as hedging instruments:
Commodity contracts			Sales and other operating revenue	$12	$(4)
Commodity contracts			Cost of products sold and operating expenses	(11)	(1)

				$1	$(5)

	Pretax Gains (Losses) Recognized in Other Comprehensive Income (Loss)		Location of Gains (Losses) Recognized in Earnings	Pretax Gains (Losses) Recognized in Earnings
	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Derivatives designated as cash flow hedging instruments:
Commodity contracts	$(26)	$(8)	Sales and other operating revenue	$(17)	$(25)
Commodity contracts			Cost of products sold and operating expenses	—	13

	$(26)	$(8)		$(17)	$(12)

Derivatives not designated as hedging instruments:
Commodity contracts			Sales and other operating revenue	$5	$(10)
Commodity contracts			Cost of products sold and operating expenses	(10)	(1)

				$(5)	$(11)

12.	Business Segment Information.

The following tables set forth certain statement of comprehensive income (loss) information concerning Sunoco’s business segments (in millions of dollars):

	Logistics	Retail Marketing	Refining and Supply	Corporate and Other*		Consolidated
Three Months Ended June 30, 2012:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$3,119	$4,467	$4,633	$—		$12,219
Intersegment	$194	$—	$3,607	$—		$—
Pretax income from continuing operations attributable to Sunoco, Inc. shareholders	$82	$73	$87	$162	**	$404
Income tax expense attributable to Sunoco, Inc. shareholders						160

Income from continuing operations attributable to Sunoco, Inc. shareholders						244
Income from discontinued operations attributable to Sunoco, Inc. shareholders, net of taxes						4

Net income attributable to Sunoco, Inc. shareholders						$248

	Logistics	Retail Marketing	Refining and Supply	Corporate and Other*		Consolidated
Three Months Ended June 30, 2011:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$2,385	$4,706	$4,203	$—		$11,294
Intersegment	$39	$—	$4,045	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$54	$69	$(44)	$(44	)***	$35
Income tax expense attributable to Sunoco, Inc. shareholders						18

Income from continuing operations attributable to Sunoco, Inc. shareholders						17
Loss from discontinued operations attributable to Sunoco, Inc. shareholders, net of taxes						(142)

Net loss attributable to Sunoco, Inc. shareholders						$(125)

*	Excludes net financing amounts attributable to discontinued cokemaking operations (Note 2).
**	Consists of $19 million of corporate expenses, $26 million of net financing expenses and other, a $2 million net loss on asset divestments, $213 million of LIFO inventory profits and an $4 million provision for asset write-downs and other matters (Note 3).
***	Consists of $18 million of corporate expenses, $19 million of net financing expenses and other, a $9 million loss on the divestment of the Toledo refinery, a $9 million gain from the remeasurement of pipeline equity interests to fair value and a $7 million provision for asset write-downs and other matters (Note 3).

	Logistics	Retail Marketing	Refining and Supply	Corporate and Other*		Consolidated
Six Months Ended June 30, 2012:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$6,394	$8,731	$9,292	$—		$24,417
Intersegment	$320	$—	$7,133	$—		$—
Pretax income from continuing operations attributable to Sunoco, Inc. shareholders	$139	$67	$—	$609	**	$815
Income tax expense attributable to Sunoco, Inc. shareholders						324

Income from continuing operations attributable to Sunoco, Inc. shareholders						491
Income from discontinued operations attributable to Sunoco, Inc. shareholders, net of taxes						5

Net income attributable to Sunoco, Inc. shareholders						$496

	Logistics	Retail Marketing	Refining and Supply	Corporate and Other*		Consolidated
Six Months Ended June 30, 2011:
Sales and other operating revenue (including consumer excise taxes):
Unaffiliated customers	$4,340	$8,549	$8,383	$—		$21,272
Intersegment	$342	$—	$7,324	$—		$—
Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	$85	$81	$(182)	$(43	)***	$(59)
Income tax expense attributable to Sunoco, Inc. shareholders						24

Loss from continuing operations attributable to Sunoco, Inc. shareholders						(83)
Loss from discontinued operations attributable to Sunoco, Inc. shareholders, net of taxes						(143)

Net loss attributable to Sunoco, Inc. shareholders						$(226)

*	Excludes net financing amounts attributable to discontinued cokemaking operations (Note 2).
**	Consists of $33 million of corporate expenses, $57 million of net financing expenses and other, a $102 million net gain on the divestment of the Toledo refinery and other assets, $710 million of LIFO inventory profits and a $113 million provision for asset write-downs and other matters (Note 3).
***	Consists of $40 million of corporate expenses, $47 million of net financing expenses and other, a $6 million gain on the divestment of the Toledo refinery, $42 million of LIFO inventory profits, a $9 million gain from the remeasurement of pipeline equity interests to fair value and a $13 million provision for asset write-downs and other matters (Note 3).

The following table sets forth the identifiable assets of Sunoco’s business segments (in millions of dollars):

	Logistics	Retail Marketing	Refining and Supply	Corporate and Other		Consolidated*

At June 30, 2012	$5,178	$1,249	$730	$2,180	**	$9,337
At December 31, 2011	$5,376	$1,229	$841	$4,559	***	$11,982

*	After elimination of intersegment receivables.
**	Consists of Sunoco’s $229 million consolidated deferred income tax asset and $1,951 million attributable to corporate activites consisting primarily of cash and cash equivalents.
***	Consists of Sunoco’s $354 million consolidated deferred income tax asset, $2,224 million attributable to corporate activites consisting primarily of cash and cash equivalents and $1,981 million attributable to Sunoco’s discontinued cokemaking operations (Note 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On April 30, 2012, Sunoco, Inc. (“Sunoco” or the “Company”) announced that it had entered into a definitive merger agreement (“Merger Agreement”) to be acquired by Energy Transfer Partners, L.P. (“ETP”). Under the terms of the Merger Agreement, which has been unanimously approved by the boards of directors of both companies, Sunoco shareholders can elect to receive, for each Sunoco common share they own, either $50.00 in cash, 1.0490 ETP common units or a combination of $25.00 in cash and 0.5245 ETP common units. The aggregate cash paid and common units issued will be capped so that the cash and common units will each represent 50 percent of the aggregate consideration. The cash elections and common unit elections will be subject to proration to satisfy this cap. The Merger Agreement further provides that, in the event of termination of the Merger Agreement under certain circumstances, including in connection with the acceptance of an alternative transaction, Sunoco may be required to pay ETP a termination fee equal to $225 million. The transaction is expected to close in the fourth quarter of 2012, subject to approval of Sunoco shareholders and customary regulatory approvals.

RESULTS OF OPERATIONS

Earnings Profile of Sunoco Businesses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Millions of Dollars)
Logistics	$82	$54	$139	$85
Retail Marketing	73	69	67	81
Refining and Supply	87	(44)	—	(182)
Corporate and Other:
Corporate expenses	(19)	(18)	(33)	(40)
Net financing expenses and other	(26)	(19)	(57)	(47)
Asset write-downs and other matters	(4)	(7)	(113)	(13)
Gain (loss) on divestment of Toledo refinery	—	(9)	104	6
Loss on asset divestments	(2)	—	(2)	—
Gain on remeasurement of pipeline equity interests	—	9	—	9
LIFO inventory profits	213	—	710	42

Pretax income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	404	35	815	(59)
Income tax expense	160	18	324	24

Income (loss) from continuing operations attributable to Sunoco, Inc. shareholders	244	17	491	(83)
Income (loss) from discontinued operations attributable to Sunoco, Inc. shareholders, net of income taxes	4	(142)	5	(143)

Net income (loss) attributable to Sunoco, Inc. shareholders	$248	$(125)	$496	$(226)

Analysis of Earnings Profile of Sunoco Businesses

Net income attributable to Sunoco, Inc. shareholders was $248 million, or $2.35 per share of common stock on a diluted basis, for the three months ended June 30, 2012 versus a net loss attributable to Sunoco, Inc. shareholders of $125 million, or $1.03 per share, for the second quarter of 2011. Net income attributable to Sunoco, Inc. shareholders was $496 million, or $4.67 per share of common stock on a diluted basis, for the six-month period ended June 30, 2012 versus a net loss attributable to Sunoco, Inc. shareholders of $226 million, or $1.87 per share, for the six-month period ended June 30, 2011.

The $369 million increase in pretax results from continuing operations attributable to Sunoco, Inc. shareholders in the second quarter of 2012 was primarily due to higher LIFO gains ($213 million), lower expenses ($90 million), higher refined product margins ($131 million) and higher earnings in the Logistics business ($28 million). Partially offsetting these positive factors were lower refined product production volumes ($96 million). The reduction in expenses and the lower refined product volumes were largely driven by the idling of the Marcus Hook refinery in December 2011.

The $874 million increase in pretax results from continuing operations attributable to Sunoco, Inc. shareholders in the six-month period ended June 30, 2012 was primarily due to higher LIFO gains ($668 million), lower expenses ($229 million), higher gains from the divestment of the Toledo refinery ($98 million), higher refined product margins ($75 million) and higher earnings in the Logistics business ($54 million). Partially offsetting these positive factors were lower refined product production volumes ($128 million) and higher provisions for asset write-downs and other matters ($100 million). The reduction in expenses and the lower refined product volumes were largely driven by the idling of the Marcus Hook refinery in December 2011.

The increase in income tax expense for the three and six months ended June 30, 2012 was primarily attributable to higher pretax income from continuing operations which was largely driven by the gains related to LIFO inventory profits. The gain related to the divestment of the Toledo refinery also contributed to the increase in income tax expense for the six months ended June 30, 2012.

Logistics

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Pretax Income (Millions of Dollars)	$82	$54	$139	$85
Pipeline Throughputs* (Thousands of bpd):
Refined Products**	591	471	559	441
Crude Oil	1,571	1,641	1,519	1,568
Pipeline Revenues* (Cents Per Barrel):
Refined Products**	59.5	69.1	62.2	70.4
Crude Oil	70.0	54.2	65.0	53.5
Crude Oil Purchases** (Thousands of bpd)	700	637	665	619
Crude Oil Gross Margin *** (Cents Per Barrel)	88.7	61.6	84.7	35.9
Terminal Throughput** (Thousands of bpd)	1,550	1,643	1,559	1,604
Cash Distributions to Sunoco From Sunoco Logistics Partners L.P. (Millions of Dollars):
General Partner Interest†	$14	$12	$28	$24
Limited Partner Interests	12	12	25	24

Total Cash Distributions From Sunoco Logistics Partners L.P.	$26	$24	$53	$48

*	Excludes equity interests which are not consolidated.
**	Includes amounts related to 2011 acquisitions from the respective acquisition dates.
***	Sales revenue less costs of products sold, other operating and depreciation expenses divided by total crude oil sales.
†	Includes incentive distribution rights.

Logistics earned $82 million pretax in the second quarter of 2012 versus $54 million in the second quarter of 2011. The increase in earnings was primarily due to expanded crude oil volumes and margins resulting from market related opportunities in West Texas and contributions from acquisitions completed during 2011. Higher crude oil pipeline fees and earnings attributable to refined product acquisition and marketing activities also contributed to the improved results.

Logistics earned $139 million pretax in the six-month period ended June 30, 2012 compared to $85 million in the six-month period ended June 30, 2011. The increase in earnings during the first half of 2012 was primarily due to expanded crude oil volumes and margins resulting from market related opportunities in West Texas, contributions from acquisitions completed during 2011 and higher crude oil pipeline fees. Pretax results for the six months ended June 30, 2012 include a gain associated with the termination of a throughput contract and sale of the related terminal which was largely offset by a noncash impairment charge related to a cancelled infrastructure project.

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

Retail Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Pretax Income (Millions of Dollars)	$73	$69	$67	$81
Retail Margin* (Cents Per Gallon):
Gasoline	12.5	12.2	9.3	9.5
Diesel	15.3	12.4	12.0	9.9
Sales (Millions of Gallons):
Gasoline	1,128	1,159	2,206	2,243
Diesel	105	105	208	203

	1,233	1,264	2,414	2,446

Total Retail Gasoline Outlets, End of Period	4,990	4,907	4,990	4,907
Total Company-Operated Outlets, End of Period	441	402	441	402
Company-Operated Sites:
Gasoline and Diesel Throughput Per Site (Thousands of Gallons Per Month)	205	211	198	202
APlus Stores:
Total Stores, End of Period	376	343	376	343
Merchandise Sales Per Store (Thousands of Dollars Per Month)	$113	$111	$107	$104
Merchandise Margin (Percentage of Sales)	27%	27%	26%	27%

*	Retail sales price less related wholesale price and terminalling and transportation costs per gallon. The retail gasoline sales price is the weighted-average price received through the various branded marketing distribution channels.

Retail Marketing had pretax income of $73 million in the second quarter of 2012 versus $69 million in the second quarter of 2011. Higher retail gasoline and diesel margins were partially offset by lower gasoline sales volumes.

Retail Marketing had pretax income of $67 million in the six-month period ended June 30, 2012 compared to $81 million in the six-month period ended June 30, 2011. The decrease in earnings was primarily attributable to higher expenses largely associated with the increase in company-operated sites and lower retail gasoline margins and sales volumes.

Refining and Supply

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pretax Income (Loss) (Millions of Dollars)	$87	$(44)	$—	$(182)
Wholesale Margin* (Per Barrel)	$7.43	$4.31	$4.54	$3.70
Crude Inputs as Percent of Crude Unit Rated Capacity**	85%	84%	88%	79%
Throughputs (Thousands of Barrels Daily):
Crude Oil	281.6	425.2	288.9	442.4
Other Feedstocks	41.9	42.5	46.6	48.7

Total Throughputs	323.5	467.7	335.5	491.1

Products Manufactured (Thousands of Barrels Daily):
Gasoline	169.9	234.6	175.8	249.9
Middle Distillates	117.3	165.5	116.6	174.5
Residual Fuel	23.4	31.0	25.4	27.4
Petrochemicals	7.5	14.9	8.4	15.6
Other	16.6	38.4	19.6	43.1

Total Production	334.7	484.4	345.8	510.5
Less: Production Used as Fuel in Refinery Operations	16.0	23.3	16.3	23.9

Total Production Available for Sale	318.7	461.1	329.5	486.6

*	Wholesale sales revenue less related cost of crude oil, other feedstocks, product purchases and terminalling and transportation divided by production available for sale.
**	Reflects a 175 thousand barrels-per-day reduction beginning in January 2012 attributable to the Marcus Hook refinery which was indefinitely idled in the fourth quarter of 2011 and a 170 thousand barrels-per-day reduction beginning in March 2011 attributable to the sale of the Toledo refinery.

Refining and Supply had pretax income of $87 million in the second quarter of 2012 versus a $44 million pretax loss in the second quarter of 2011. The $131 million improvement in results was largely due to higher realized margins, lower expenses attributable to the idling of the Marcus Hook refinery in December 2011 and lower depreciation expense resulting from significant asset write-downs during the second half of 2011. These positive factors were partially offset by lower production volumes. Average crude throughputs were down 34 percent versus the second quarter of 2011 as a result of the idling of the Marcus Hook refinery.

Refining and Supply had break even pretax results in the six-month period ended June 30, 2012 compared to a $182 million pretax loss in the six-month period ended June 30, 2011. The improvement in results was primarily due to higher realized margins, lower expenses and lower depreciation expense resulting from significant asset write-downs during the second half of 2011. These positive factors were partially offset by lower production volumes. The lower expenses and production volumes were largely attributable to the idling of the Marcus Hook refinery and the sale of the Toledo refinery.

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

On March 1, 2011, Sunoco completed the sale of its Toledo refinery and related crude oil and refined product inventories to a wholly owned subsidiary of PBF Holding Company LLC. The Company received $1,037 million in net proceeds consisting of $546 million in cash at closing, a $200 million two-year note receivable, a $285 million note receivable due in 90 days and $6 million in cash related to working capital adjustments subsequent to closing. Sunoco received $309 million in 2011 related to note receivable balances and the working capital adjustment. The remaining $182 million note receivable balance was received in February 2012. Sunoco recognized a $6 million net pretax gain ($1 million loss after tax) related to the divestment in the first half of 2011 and recognized a total net pretax gain of $2 million ($4 million loss after tax) in connection with this divestment for the year 2011. These gains are reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. The net gain on divestment recorded in 2011 includes a pretax gain of $535 million attributable to the sale of crude oil and refined product inventories at the refinery. In addition, the purchase agreement included a participation payment of up to $125 million based on the future profitability of the refinery. Sunoco recorded a $104 million gain ($61 million after tax) related to the participation agreement in the first quarter of 2012. Sunoco received the participation payment in April 2012. The results of operations for the Toledo refinery have not been classified as discontinued operations due to Sunoco’s expected continuing involvement with the Toledo refinery through a three-year agreement for the purchase of gasoline and distillate to supply Sunoco retail sites in this area.

In September 2011, Sunoco announced its decision to exit the refining business and initiated a formal process to sell its remaining refineries located in Philadelphia and Marcus Hook, PA (together, the “Northeast Refineries”). Sunoco indefinitely idled the main processing units at its Marcus Hook refinery in December 2011 due to deteriorating refining market conditions. As the Company has received no proposals to purchase Marcus Hook as a refinery, Sunoco is pursuing options for alternate uses of the Marcus Hook facility. In connection with the decision to exit the refining business, Sunoco recorded a $2,346 million noncash provision ($1,405 million after tax) primarily to write down long-lived assets at the Northeast Refineries to their estimated fair values and recorded provisions for severance, contract terminations and idling expenses of $243 million ($144 million after tax) in the second half of 2011. The accruals recorded in 2011 include an estimated loss to terminate a ten-year polymer-grade polypropylene supply contract with Braskem S.A. entered into in connection with the sale of Sunoco’s discontinued polypropylene chemicals business in March 2010. This $130 million accrual was paid in June 2012. In the first quarter of 2012, Sunoco recorded additional provisions of $35 million ($21 million after tax) primarily attributable to severance, contract terminations and idling expenses and additional asset write-downs related to the Northeast Refineries. In July 2012, Sunoco announced that it has agreed to form Philadelphia Energy Solutions, a joint venture with The Carlyle Group, at its Philadelphia refinery. Sunoco will contribute its Philadelphia refinery property, plant and equipment which had a carrying value of $46 million at June 30, 2012 and various commercial contracts, including contracts with the Partnership, in exchange for a non-operating minority interest of approximately 33 percent. The Carlyle Group will hold the majority interest and oversee day-to-day operations of the joint venture and the refinery. The Carlyle Group will contribute cash to the joint venture which is expected to fund future capital projects, facility upgrades and to enhance working capital. Sunoco will not have ongoing capital obligations with respect to the refinery; however, future cash calls to the partners could result in a dilution of Sunoco’s interest if the Company chooses not to participate. Sunoco is expected to realize cash proceeds for the liquidation of working capital related to the refinery, including crude oil and refined product inventory. The transaction is subject to customary closing conditions and The Carlyle Group’s ability to secure capital, including working capital financing, for this investment. JPMorgan Chase has committed, subject to certain closing conditions, to provide working capital financing for intermediate products owned by the refinery in the form of an asset-backed loan and is expected to supply crude oil to the refinery at the time of processing and purchase all finished refined products as they are produced. Sunoco will enter into a ten-year supply contract for gasoline and diesel for its retail marketing business which would initially represent approximately 50 percent of the refinery’s total production. The joint venture transactions are expected to close in the third quarter of 2012. As a result of the joint venture agreement with The Carlyle Group, Sunoco reversed certain severance, contract termination and idling reserves as such expenses are no longer expected to be incurred. The Company also recorded a provision largely related to pension settlement losses attributable to refining operations. This resulted in a net gain of $44 million ($27 million after tax) recorded in the second quarter of 2012. The amounts recorded related to the exit from refining are included in asset write-downs and other matters in Corporate and Other in the Earnings Profile of Sunoco Businesses. Additional provisions of up to $130 million are expected to be incurred, primarily related to modification or termination of existing contracts of the refining business which are not assumed by, or require restructuring for, Philadelphia Energy Solutions and pension settlement costs which are recognized when employees of the Philadelphia and Marcus Hook refineries receive pension lump sum payments. The Company reduced crude oil and refined product inventory quantities at the Northeast Refineries during the first half of 2012 which resulted in gains of $710 million ($423 million after tax). The inventory gains are reported separately in Corporate and Other in the Earnings Profile of Sunoco Businesses. Sunoco expects to record additional pretax gains of approximately $1.3 billion related to the liquidation of additional inventories at the Northeast Refineries based on current market prices. The actual amount of additional gains will depend upon the market value of crude oil and refined products and the volumes on hand at the time of liquidation.

Corporate and Other

Corporate Expenses – Corporate administrative expenses were $19 million pretax in the second quarter of 2012 versus $18 million in the second quarter of 2011. Higher accruals for incentive compensation were largely offset by lower staffing costs. For the six months ended June 30, 2012, corporate administrative expenses were $33 million pretax compared to $40 million for the six months ended June 30, 2011. The decrease was largely driven by lower staffing costs.

Net Financing Expenses and Other – Net financing expenses and other were $26 million pretax in the second quarter of 2012 versus $19 million in the second quarter of 2011. For the six months ended June 30, 2012, net financing expenses and other were $57 million pretax compared to $47 million for the six months ended June 30, 2011. The increase in the three and six months ended June 30, 2012 was primarily attributable to higher interest expense associated with borrowings of Sunoco Logistics Partners L.P. and the absence of interest income related to notes receivable balances resulting from the sale of the Toledo refinery. In the six-month period ended June 30, 2012, these increases were partially offset by lower interest expense of Sunoco.

Asset Write-Downs and Other Matters – During the second quarter of 2012, Sunoco recognized a $59 million gain ($35 million after tax) related to the reversal of certain severance, contract termination and idling reserves that are no longer expected to be incurred as a result of the joint venture agreement with The Carlyle Group; recorded a $15 million provision ($8 million after tax) largely related to pension settlement losses attributable to refining operations; recorded a $21 million provision ($13 million after tax) related to an insurance reserve adjustment; and recorded a $27 million provision ($19 million after tax) primarily related to additional stock-based compensation expense resulting from the spin-off of SunCoke Energy, Inc. and employee termination agreements and expenses related to the Merger Agreement. The total impact of these items during the second quarter of 2012 was a net provision of $4 million ($5 million after tax and noncontrolling interest). For the six months ended June 30, 2012, Sunoco recognized a $9 million net gain ($6 million after tax) largely related to the reversal of certain severance, contract termination and idling reserves that are no longer expected to be incurred as a result of the joint venture agreement with The Carlyle Group; recorded a $53 million provision ($31 million after tax) for environmental remediation reserves attributable to current and prior refining operations; recorded a $30 million provision ($18 million after tax) related to insurance reserve adjustments; recorded a $23 million provision ($14 million after tax) related to additional stock-based compensation expense resulting from the spin-off of SunCoke Energy, Inc. and employee termination agreements; and recorded a $16 million provision ($11 million after tax) primarily related to expenses associated with the Merger Agreement. The total impact of these items during the six months ended June 30, 2012 was a net provision of $113 million ($68 million after tax and noncontrolling interest). During the three and six months ended June 30, 2011, Sunoco recorded provisions of $7 and $13 million ($4 and $8 million after tax), respectively, related to pension settlement losses and asset write-downs (see Notes 2 and 3 to the condensed consolidated financial statements).

Divestment of Toledo Refinery – Sunoco recognized a $104 million gain ($61 million after tax) during the first quarter of 2012 related to the divestment of the Toledo refinery. During the three and six months ended June 30, 2011, Sunoco recognized a $9 million loss ($5 million after tax) and a $6 million gain ($1 million loss after tax), respectively, related to the divestment of the Toledo refinery (see Note 3 to the condensed consolidated financial statements).

Loss on Asset Divestments – During the second quarter of 2012, Sunoco recognized a $2 million net loss ($1 million after tax) related to the divestment of certain refining assets.

Gain on Remeasurement of Pipeline Equity Interests – During the second quarter of 2011, Sunoco recognized a $9 million gain ($6 million after tax) from the remeasurement of its pre-acquisition equity interests in Inland to fair value upon consolidation (see Note 3 to the condensed consolidated financial statements).

LIFO inventory profits – Sunoco recognized gains of $213 million ($121 million after tax) during the second quarter of 2012 and $710 and $42 million ($423 and $26 million after tax) during the six months ended June 30, 2012 and 2011, respectively, related to the reduction of crude oil and refined product inventories in connection with the Company’s exit from the refining business (see Note 6 to the condensed consolidated financial statements).

Income Taxes – Income tax expense from continuing operations attributable to Sunoco, Inc. shareholders was $160 million in the second quarter of 2012 compared to $18 million in the second quarter of 2011. For the six months ended June 30, 2012, income tax expense from continuing operations attributable to Sunoco, Inc. shareholders was $324 million compared to $24 million for the six months ended June 30, 2011. The increase in income tax expense for the three and six months ended June 30, 2012 was primarily attributable to higher pretax income from continuing operations which was largely driven by the gains related to LIFO inventory profits. The gains related to the divestment of the Toledo refinery also contributed to the increase in income tax expense for the six months ended June 30, 2012.

Discontinued Operations – Income from discontinued operations attributable to Sunoco, Inc. shareholders, net of income taxes, amounted to $4 million in the second quarter of 2012 compared to a loss of $142 million in the second quarter of 2011. For the six months ended June 30, 2012, income from discontinued operations attributable to Sunoco, Inc. shareholders, net of income taxes, amounted to $5 million compared to a loss of $143 million for the six months ended June 30, 2011 (see Note 2 to the condensed consolidated financial statements).

Analysis of Condensed Consolidated Statements of Comprehensive Income (Loss)

Revenues – Total revenues were $12.23 billion in the second quarter of 2012 compared to $11.32 billion in the second quarter of 2011. The eight percent increase was primarily due to higher crude oil sales in connection with the crude oil gathering and marketing activities of the Logistics business and higher refined product sales volumes. These positive factors were partially offset by lower refined product and crude oil sales prices. For the six months ended June 30, 2012, total revenues were $24.55 billion compared to $21.32 billion for the six months ended June 30, 2011. The 15 percent increase was primarily due to higher crude oil sales in connection with the crude oil gathering and marketing activities of the Logistics business and higher refined product prices and sales volumes.

Costs and Expenses – Total costs and expenses were $11.74 billion in the second quarter of 2012 compared to $11.23 billion in the second quarter of 2011. For the six months ended June 30, 2012, total costs and expenses were $23.59 billion compared to $21.30 billion for the six months ended June 30, 2011. The five and 11 percent increases for the three and six months ended June 30, 2012 were primarily due to higher crude oil acquisition costs resulting from price increases, higher crude oil costs in connection with the crude oil gathering and marketing activities of the Logistics business and higher refined product acquisition costs. Partially offsetting these negative factors were lower crude oil acquisition volumes. The increased refined product purchases and lower crude oil acquisition volumes are largely attributable to the idling of the Marcus Hook refinery in the fourth quarter of 2011 and the sale of the Toledo refinery in the first quarter of 2011.

FINANCIAL CONDITION

Cash and Working Capital

At June 30, 2012, Sunoco had cash and cash equivalents of $1,884 million compared to $2,064 million at December 31, 2011. Sunoco had a working capital surplus of $1,109 million at June 30, 2012 compared to $638 million at December 31, 2011. The $180 million decrease in cash and cash equivalents was due to $579 million of net cash used in financing activities, partially offset by $387 million of net cash provided by operating activities (“cash generation”) and $12 million of net cash provided by investing activities. Management believes that the current levels of cash and working capital are adequate to support Sunoco’s ongoing operations. Sunoco’s working capital position is considerably stronger than indicated because of the relatively low historical costs assigned under the LIFO method of accounting for most of the inventories reflected in the condensed consolidated balance sheets. The current replacement cost of all such inventories exceeded their carrying value at June 30, 2012 by approximately $1.90 billion. Inventories valued at LIFO are readily marketable at their current replacement values. In addition to amounts realized during the first half of 2012, the Company expects to realize approximately $1.3 billion of this value through the liquidation of crude oil and refined product inventories in connection with its exit from the refining business.

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

Cash Flows from Operating Activities

Sunoco’s net cash provided by operating activities was $387 million in the first six months of 2012 compared to a $357 million net use of cash in the first six months of 2011. This $744 million increase in cash generation was largely due to an increase in operating results which includes a $423 million after-tax gain attributable to LIFO liquidations in 2012. A decrease in cash used to fund working capital changes also contributed to the increase in cash generation. These positive factors were partially offset by the $200 million contribution to the trusts established for the payment of postretirement benefits. The working capital amounts in 2012 were impacted by lower crude oil prices at the end of the period and the repayment of crude oil payables associated with the Marcus Hook refinery. The working capital amounts in the 2011 period were largely a result of the repayment of crude oil payables associated with the Toledo refinery and seasonal inventory increases which were partially offset by cash generated by higher prices and from the rebalancing of crude payables of the Northeast Refineries from abnormally low levels at year end.

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

In November 2011, Sunoco entered into an $800 million secured revolving credit agreement with a syndicate of 17 participating banks (the “Secured Facility”) which matures in November 2012. Concurrent with this agreement, the Company terminated its $1.2 billion revolving credit facility and transferred all commitments outstanding under this facility to the Secured Facility. Borrowings under the Secured Facility may be made up to the lesser of the total available commitments or the amount of a periodically adjusted borrowing base which is calculated by reference to the value of collateral that includes the Company’s eligible crude oil and refined product inventories; certain receivables from inventory sales; 8.00 million common units, representing limited partnership interests in Sunoco Logistics Partners L.P.; and eligible cash and cash equivalent balances. At June 30, 2012, the value of assets identified as collateral under the Secured Facility totaled approximately $1.9 billion. The Secured Facility includes a letter of credit sub-facility, limited to the lesser of the entire aggregate commitment or the borrowing base, and a $125 million sub-facility for same-day borrowings (as defined in the Secured Facility). Borrowings outstanding under the Secured Facility bear interest at a base rate plus an applicable margin that varies based upon the Company’s credit rating (as defined in the Secured Facility). The Secured Facility contains covenants which require the Company to maintain liquidity of at least $400 million and collateral equal to at least 110 percent of borrowings outstanding under the Secured Facility. At June 30, 2012, there were no borrowings under the Secured Facility; however, the Secured Facility was being used at that date to support letters of credit totaling $146 million. In connection with the Merger Agreement, Sunoco agreed not to borrow under the Secured Facility except to support letters of credit.

A wholly owned subsidiary of the Company, Sunoco Receivables Corporation, Inc. (“SRC”), had an agreement with four participating banks which permitted borrowings and supported the issuance of letters of credit by SRC up to a total of $250 million. Under the receivables facility, certain subsidiaries of the Company sold their accounts receivable to SRC. In turn, SRC could sell undivided ownership interests in such receivables to commercial paper conduits in exchange for cash or letters of credit. At June 30, 2012, there were no borrowings outstanding under this facility; however, the facility was being used at that date to support letters of credit totaling $85 million. The receivables facility was not renewed by the Company in July 2012.

Sunoco Logistics Partners L.P. (the “Partnership”) has two credit facilities totaling $550 million consisting of a five-year $350 million unsecured credit facility and a $200 million 364-day unsecured credit facility which is available to fund certain inventory activities. The $350 and $200 million credit facilities contain various covenants including the requirement that the Partnership’s total debt to EBITDA ratio (each as defined in the facilities) not exceed 5.00 to 1. This ratio can generally be increased to 5.50 to 1 during an acquisition period (as defined in the facilities). At June 30, 2012, the Partnership’s ratio of total debt to EBITDA was 2.3 to 1.

In April 2012, the Partnership entered into a $35 million revolving credit facility which matures in May 2015. The facility is available to fund the Partnership’s general corporate purposes including working capital and capital expenditures. The facility may be repaid at any time and bears interest at LIBOR or the Base Rate (defined as the highest of (a) the Federal Funds Rate plus 0.50%, (b) the prime rate or (c) LIBOR plus 1.0%), each plus an applicable margin.

At June 30, 2012, there was $111 million outstanding under the Partnership’s facilities.

Successful completion of the acquisition of Sunoco by ETP would represent an event of default under the Partnership’s $350 and $200 million credit facilities as the general partner interests would no longer be owned by Sunoco. The Partnership is currently working with its lenders and expects that the credit agreements will be modified if the acquisition is completed.

The following table sets forth Sunoco’s cash and cash equivalents and outstanding debt (in millions of dollars):

	At June 30, 2012	At December 31, 2011

Cash and cash equivalents*	$1,884	$2,064

Short-term borrowings	$—	$103
Current portion of long-term debt	—	282
Long-term debt	2,548	3,159

Total debt**	$2,548	$3,544

*	Includes $12 and $112 million, respectively, attributable to Sunoco Logistics Partners L.P. at June 30, 2012 and December 31, 2011 and $128 million attributable to SunCoke Energy, Inc. at December 31, 2011.
**	Includes $1,559 and $1,698 million, respectively, attributable to Sunoco Logistics Partners L.P. at June 30, 2012 and December 31, 2011 and $726 million attributable to SunCoke Energy, Inc. at December 31, 2011.

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

RETIREMENT BENEFIT PLANS

The following table sets forth the components of the change in market value of the investments in Sunoco’s defined benefit pension plans (in millions of dollars):

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Balance at beginning of period	$853	$1,008
Increase (reduction) in market value of investments resulting from:
Net investment income	62	57
Plan benefit payments	(87)	(212)
Spin-off of SunCoke Energy, Inc.	(30)	—

Balance at end of period	$798	$853

As a result of divestments and workforce reductions, the Company incurred noncash charges related to settlement and curtailment losses and special termination benefits in these defined benefit pension plans during the year ended December 31, 2011 and the first six months of 2012 totaling approximately $60 and $23 million pretax, respectively. The Company will consider making voluntary contributions up to $80 million during 2012 to its funded defined benefit plans.

In March 2012, the Company made a $200 million tax-deductible contribution to trusts established for its postretirement benefit liabilities and restructured the retiree medical plan to eliminate Sunoco’s liability beyond this funded amount. The retiree medical plan change eliminates substantially all of the Company’s future exposure to variances between actual results and assumptions used to estimate retiree medical plan obligations. As a result of the plan change, the Company’s postretirement benefits obligation declined by approximately $60 million. The benefit of this liability reduction will be amortized into earnings through 2018. At June 30, 2012, the trusts were invested primarily in fixed income securities with approximately ten percent in domestic equity investments.

DIVIDENDS AND SHARE REPURCHASES

In February 2012, the Company announced a 33 percent increase in its quarterly dividend to $0.20 per share ($0.80 per year). The higher dividend was effective for the dividend payable in March 2012. The Company’s management believes that Sunoco’s new dividend level is sustainable under current conditions. In July 2012, the Company declared a $0.20 per share cash dividend for the third quarter of 2012. The dividend will be paid on August 27, 2012 to shareholders of record on August 8, 2012.

In February 2012, the Company’s Board of Directors approved a plan to repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase was expected to occur over the next 12 to 18 months. During the first half of 2012, Sunoco repurchased 2.55 million shares of its outstanding common stock for $100 million under this plan. In connection with the Merger Agreement, Sunoco has agreed to suspend its repurchase program.

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

•	Changes in the level of environmental capital, operating or remediation expenditures;

•	Delays and/or costs related to construction, improvements and/or repairs of facilities (including shortages of skilled labor, the issuance of applicable permits and inflation);

•	Changes in product specifications;

•	Availability and pricing of ethanol and related RINs (Renewable Identification Numbers) used to demonstrate compliance with the renewable fuels standard for credits and trading;

•	Political and economic conditions in the markets in which the Company, its suppliers or customers operate, including the impact of potential terrorist acts and international hostilities;

•	Military conflicts between, or internal instability in, one or more oil producing countries, governmental actions and other disruptions in the ability to obtain crude oil;

•	Ability to conduct business effectively in the event of an information systems failure;

•	Ability to complete the merger with ETP and realize the anticipated benefits;

•	Ability to identify acquisitions, execute them under favorable terms and integrate them into the Company’s existing businesses;

•	Ability to effect divestitures under favorable terms;

•	Ability to enter into joint ventures and other similar arrangements under favorable terms;

•	Changes in the availability and cost of equity and debt financing, including amounts under the Company’s revolving credit facilities;

•	Performance of financial institutions impacting the Company’s liquidity, including those supporting the Company’s revolving credit and accounts receivable securitization facilities;

•	Impact on the Company’s liquidity and ability to raise capital as a result of changes in the credit ratings assigned to the Company’s debt securities or credit facilities;

•	Changes in credit terms required by suppliers;

•	Changes in insurance markets impacting costs, the level and types of coverage available and the financial ability of the Company’s insurers to meet their obligations;

•	Changes in accounting rules and/or tax laws or their interpretations, including the method of accounting for inventories, leases and pensions;

•	Changes in financial markets impacting pension expense and funding requirements;

•	Risks related to labor relations and workplace safety;

•	Nonperformance or force majeure by, disputes with, or changes in contract terms with major customers, suppliers, dealers, distributors or other business partners;

•	Changes in, or new, statutes and government regulations or their interpretations, including those relating to the environment and global warming;

•	Claims of the Company’s noncompliance with statutory and regulatory requirements; and

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

There have been no changes in the Company’s internal control over financial reporting during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Various lawsuits and governmental proceedings arising in the ordinary course of business are pending against the Company, as well as the lawsuits and proceedings discussed below:

Litigation Related to the Merger with ETP

Following the announcement of the merger on April 30, 2012, eight putative class action and derivative complaints were filed in connection with the merger in the Court of Common Pleas of Philadelphia County, Pennsylvania: Himmel v. MacDonald et al., No. 12-0403894, filed May 2, 2012; Shapiro v. Britt et al., No. 12-0404276, filed May 3, 2012; Laborers’ Local 235 Benefit Funds v. MacDonald et al., No. 12-0404282, filed May 3, 2012; Bicho v. Britt et al., No. 12-0500016, filed May 4, 2012; Louisiana Municipal Police Employees Retirement System v. Britt et al., No. 12-0500300, filed May 8, 2012; Smith v. Britt et al., No. 12-0500537, filed May 9, 2012; Connealy v. Britt et al., No. 12-0501383, filed May 15, 2012; and Coppock v. Britt et al., No. 12-0501478, filed May 16, 2012. Another complaint was filed in the United States District Court for the Eastern District of Pennsylvania, captioned Turberg v. Sunoco, Inc., et al., No. 2:12-cv-3831. Each complaint names as defendants the members of Sunoco’s board of directors and alleges that they breached their fiduciary duties by negotiating and executing, through an unfair and conflicted process, a merger agreement that provides inadequate consideration and that contains impermissible terms designed to deter alternative bids. Each complaint also names as defendants Sunoco and certain ETP affiliates related to the merger, alleging that they aided and abetted the breach of fiduciary duties by Sunoco’s directors. In addition, the Turberg lawsuit alleges that Sunoco and its directors violated Sections 14(a) and 20(a) of the Exchange Act, and that ETP and the directors of ETP GP violated Sections 11 and 15 of the Securities Act. The lawsuits seek an injunction barring completion of the merger and, in some instances, damages. The defendants believe that the lawsuits are without merit and intend to defend vigorously against them.

Sunoco’s board of directors formed a special litigation committee comprised of three directors and retained outside counsel for the purpose of investigating the allegations made in the derivative demand letters. Upon completing its investigation, the special litigation committee will determine if it is in the best interests of Sunoco to pursue the claims against the defendants. In addition, plaintiffs have filed motions to consolidate the eight cases and appoint lead plaintiffs’ counsel.

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

As of June 30, 2012, Sunoco was a defendant in three lawsuits involving two states and Puerto Rico. Two of the cases are venued in a multidistrict proceeding in a New York federal court. The remaining lawsuit is pending in a New Hampshire state court. All three cases assert natural resource damage claims. In addition, Sunoco recently received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.

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

Conclusion

Many other legal and administrative proceedings are pending or may be brought against Sunoco arising out of its current and past operations, including matters related to commercial and tax disputes, product liability, antitrust, employment claims, leaks from pipelines and underground storage tanks, natural resource damage claims, premises-liability claims, allegations of exposures of third parties to toxic substances (such as benzene or asbestos) and general environmental claims. Although the ultimate outcome of these proceedings and other matters identified above cannot be ascertained at this time, it is reasonably possible that some of these matters could be resolved unfavorably to Sunoco. Management believes that these matters could have a significant impact on results of operations for any future period. However, management does not believe that any additional liabilities which may arise pertaining to such matters would be material in relation to the consolidated financial position of Sunoco at June 30, 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number Of Shares Purchased*	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs**	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (In Millions)***

April 1, 2012 - April 30, 2012	1,292,781	$38.70	1,292,676
May 1, 2012 - May 31, 2012	—	$—	—
June 1, 2012 - June 30, 2012	60,576	$45.65	—	$890

Total	1,353,357	$39.01	1,292,676

*	Includes 61 thousand shares purchased from employees during the second quarter of 2012 in connection with the settlement of tax witholding obligations arising from payment of common stock unit awards.
**	In February 2012, the Company’s Board of Directors approved a plan to repurchase up to 19.9 percent of Sunoco’s outstanding common stock at the time, or approximately 21.25 million shares. The planned repurchase was expected to occur over the next 12 to 18 months. In connection with the Merger Agreement, Sunoco has agreed to suspend its repurchase program.
***	Amount determined based upon the estimated number of shares available for repurchase under the plan and the closing market price of the Company’s common stock at the end of the second quarter of 2012.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of April 29, 2012 by and among Sunoco, Inc., Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on April 30, 2012).

2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 15, 2012 by and among Sunoco, Inc., Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed on June 21, 2012).

31.1	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Exchange Act Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial statements from Sunoco, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Comprehensive Income (Loss); (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Condensed Consolidated Financial Statements.

**********

We are pleased to furnish this Form 10-Q to shareholders who request it by writing to:

Sunoco, Inc.
Investor Relations
1818 Market Street, Suite 1500
Philadelphia, PA 19103

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOCO, INC.

By:	/s/ JOSEPH P. KROTT
Joseph P. Krott
Comptroller
(Principal Accounting Officer)

Date:	August 2, 2012